Form 10-Q
period 1998-03-31
STANADYNE AUTOMOTIVE CORP
filed 1998-05-14
CIK 1053439

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C., 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               ------------     -------------
Commission File Number 333-45823



                           STANADYNE AUTOMOTIVE CORP.
             (Exact name of registrant as specified in its charter)

         Delaware                                            22-2940378
(State or other jurisdiction of                       (I.R.S. Employer I.D.)
incorporation or organization)


92 Deerfield Road, Windsor, Connecticut                     06095-4209
(Address of principal executive offices)                    (zip code)


          (860) 525-0821
Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [  ]          No [X]

The number of Common Shares of the Company, $0.01 per share par value, outstanding as of April 30, 1998 was 1,000.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS

Part I    Financial Information

    Item 1   Financial Statements

             Condensed Consolidated Balance Sheets as of March 31, 1998
             (unaudited) and December 31, 1997........................................................... 3

             Condensed Consolidated Statements of Operations for the three months ended March 31, 1998 and 1997 (unaudited)....................................................4

             Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997 (unaudited).............................................5

             Notes to Condensed Consolidated Financial Statements......................................6-13


    Item 2   Management's Discussion and Analysis of Financial Condition
             and Results of Operations................................................................14-16


Part II  Other Information

    Item 6   Exhibits and Reports on Form 8-K............................................................17

    Signature............................................................................................17

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                 (UNAUDITED)
                                                                                  MARCH 31,      DECEMBER 31,
                           ASSETS                                                  1998             1997
                                                                                 ---------       ----------
Cash and cash equivalents                                                        $     911        $     325
Accounts receivable, net of allowance for uncollectible
  accounts of $1,523 at March 31, 1998 and $1,508 at December 31, 1997              49,228           43,217
Inventories                                                                         40,215           38,756
Prepaid expenses and other current assets                                              149              623
Deferred income taxes                                                                7,359            7,399
                                                                                 ---------        ---------
                           Total current assets                                     97,862           90,320

Property, plant and equipment, net                                                 125,041          124,443
Intangible and other assets, net                                                   100,942          102,416
Due from Stanadyne Automotive Holding Corp.                                          4,131            4,131
                                                                                 ---------        ---------
                           Total assets                                          $ 327,976        $ 321,310
                                                                                 =========        =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                 $  24,637        $  24,146
Accrued liabilities                                                                 25,987           22,863
Current maturities of long-term debt                                                 4,800            1,581
Current installments of capital lease obligations                                    1,917            2,126
                                                                                 ---------        ---------
                           Total current liabilities                                57,341           50,716

Long-term debt, excluding current maturities                                       156,787          155,000
Deferred income taxes                                                                6,337            6,727
Capital lease obligations, excluding current installments                            2,062            2,445
Other noncurrent liabilities                                                        46,208           46,577
                                                                                 ---------        ---------
                           Total liabilities                                       268,735          261,465
                                                                                 ---------        ---------

Commitments and contingencies                                                         --               --

Stockholders' equity:
       Common stock                                                                   --               --
       Additional paid-in capital                                                   59,858           59,858
       Accumulated deficit                                                              (4)             (12)
       Accumulated other comprehensive loss - foreign currency translation            (613)              (1)
                                                                                 ---------        ---------
                           Total stockholders' equity                               59,241           59,845
                                                                                 ---------        ---------
              Total liabilities and stockholders' equity                         $ 327,976        $ 321,310
                                                                                 =========        =========

            See notes to condensed consolidated financial statements.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                      Company        Predecessor
                                                  --------------     -----------
                                                     3 Months          3 Months
                                                  Ended March 31,    Ended March 31,
                                                       1998              1997
                                                     -------           -------
Net sales                                            $75,026           $69,045
Cost of goods sold                                    61,781            58,109
                                                     -------           -------

Gross profit                                          13,245            10,936

Selling, general and administrative expenses           7,448             6,486
Amortization of intangibles                            1,368               171
Management fees                                          275               125
                                                     -------           -------

Operating income                                       4,154             4,154

Interest, net                                          3,828             1,739
                                                     -------           -------

Income before income taxes                               326             2,415

Provision for income taxes                               318               844
                                                     -------           -------

Net income                                                 8             1,571
Dividend to Stanadyne Automotive Holding Corp.          --                 150
                                                     -------           -------

Net income applicable to common shareholders         $     8           $ 1,421
                                                     =======           =======


            See notes to condensed consolidated financial statements.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       Company          Predecessor
                                                                    --------------    -------------
                                                                       3 Months         3 Months
                                                                    Ended March 31,   Ended March 31,
                                                                        1998             1997
                                                                      -------           -------
Cash flows from operating activities:
    Net income                                                         $     8           $ 1,571
    Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                      4,717             4,132
      Deferred income taxes                                               (333)              632
      Changes in operating assets and liabilities                       (4,031)           (2,353)
                                                                       -------           -------
          Net cash provided by operating activities                        361             3,982
                                                                       -------           -------

Investing activities:
    Capital expenditures                                                (4,307)           (4,981)
                                                                       -------           -------
          Net cash used in investing activities                         (4,307)           (4,981)
                                                                       -------           -------

Financing activities:
    Net borrowings on revolving credit facility                          5,078             4,227
    Principal payments on long term debt                                  --              (4,815)
    Payments of capital lease obligations                                 (540)             (411)
    Dividends paid                                                        --                (150)
                                                                       -------           -------
          Net cash provided by (used in) financing activities            4,538            (1,149)
                                                                       -------           -------


Cash and cash equivalents:
    Net increase (decrease) in cash and cash equivalents                   592            (2,148)
    Effect of exchange rate changes on cash                                 (6)              (55)
    Cash and cash equivalents at beginning of period                       325             3,371
                                                                       -------           -------
    Cash and cash equivalents at end of period                         $   911           $ 1,168
                                                                       =======           =======

            See notes to condensed consolidated financial statements.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


(1)      SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation. The financial statements of Stanadyne Automotive Corp. and Subsidiaries are presented as "Predecessor" for operations prior to the December 11, 1997 Acquisition (See Note 2) and "Company" for operations after the Acquisition. These statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation for the periods presented. The balance sheet at December 31, 1997 is condensed financial information taken from the audited balance sheet. The interim financial statements are unaudited. The results of the operations and cash flows for the interim periods presented are not necessarily indicative of the results for the full year.

(2)      ACQUISITION

         On December 11, 1997, American Industrial Partners Capital Fund II, L.P. ("AIP") through SAC, Inc. ("New Holdings") acquired substantially all the outstanding stock of Stanadyne Automotive Holding Corp. ("Old Holdings") (the "Acquisition"), and SAC Automotive, Inc. ("Automotive") borrowed $100 million on 10-1/4% Senior Subordinated Notes ("Notes"), $55 million of term loans and $11.5 million under a $30 million revolving credit line to partially fund the Acquisition. Simultaneous with the Acquisition, Old Holdings and Automotive merged with and into the Company and New Holdings changed its name to Stanadyne Automotive Holding Corp.

         The Acquisition has been accounted for using the purchase method of accounting, whereby the purchase cost has been allocated to the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed with the excess identified as goodwill. The consolidated goodwill resulting from the transaction was approximately $78.7 million. Fair values are based on valuations and other studies that are substantially complete. The Company does not expect that the effect of any final adjustments to such valuations and studies will result in material adjustment to the purchase allocation. Subsequent to the Acquisition, the Company filed a Form S-4 Registration Statement for the purpose of registering $100 million of 10-1/4% Senior Subordinated Notes to be issued in exchange for the similar amount of Notes issued on December 11, 1997. This Form S-4 Registration Statement became effective on May 5, 1998.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


(3)       INVENTORIES

         Components of inventory are as follows:

                                             As of           As of
                                        March 31, 1998    December 31, 1997
                                       --------------     -----------------
                    Raw materials           $ 2,099         $ 2,029
                    Work-in-process          29,532          27,541
                    Finished goods            8,584           9,186
                                             ------         -------
                                            $40,215         $38,756
                                            =======         =======


(4)      INCOME TAXES

         The Company's effective income tax rate was 97.5% through the first three months of 1998, compared to 34.9% for the first three months of 1997. This change was primarily the result of an increase for the first three months of 1998 in the amount of nondeductible goodwill amortization related to the Acquisition.

(5)      CONTINGENCIES

         The Company is involved in various legal and regulatory proceedings generally incidental to its business. While the results of any litigation or regulatory issue contain an element of uncertainty, management believes that the outcome of any known, pending or threatened legal proceeding, or all of them combined, will not have a material adverse effect on the Company's financial position or results of operations.

         The Company is subject to potential environmental liability and various claims and legal actions, which are pending or may be asserted against the Company concerning environmental matters. Reserves for such liabilities have been established and no insurance recoveries have been anticipated in the determination of the reserves. In management's opinion, the aforementioned claims will be resolved without material adverse effects on the results of operations, financial position or cash flows of the Company. In conjunction with the Acquisition of the Company from Metromedia Company ("Metromedia") on December 11, 1997, Metromedia agreed to partially indemnify the Company and AIP relating to certain environmental matters.

                  STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except where noted otherwise)


(6)      COMPREHENSIVE INCOME - SFAS 130

         In June 1997, SFAS No. 130, "Reporting Comprehensive Income", was issued, which requires that changes in comprehensive income be shown in the financial statements. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources." It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. This statement is effective for fiscal years beginning after December 15, 1997.

         The Company's comprehensive results of operations for the three months ended March 31, 1998 and March 31, 1997 in accordance with the rules set forth under SFAS 130 are as follows:

                                                                        Company        Predecessor
                                                                   ---------------   --------------
                                                                       3 Months         3 Months
                                                                    Ended March 31,   Ended March 31,
                                                                         1998            1997
                                                                      -------           -------
     Net income applicable to common shareholders                     $     8           $ 1,421

     Other comprehensive loss, net of tax:
            Foreign currency translation adjustments, net of
              income tax benefit of $227 for March 31, 1998
              and $330 for March 31, 1997                                (385)             (603)
                                                                      -------           -------

     Comprehensive (loss) income                                      $  (377)          $   818
                                                                      =======           =======

(7)      SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS

         Under the terms of the Notes issued by the Company, the Notes are guaranteed jointly, fully, severally and unconditionally by Precision Engine Products Corp. and DSD International Corp. (the "Subsidiary Guarantors") on a subordinated basis and are not guaranteed by Stanadyne Automotive, SpA (the "Non-Guarantor").

         Supplemental combining condensed financial statements for Stanadyne Automotive Corp. ("Parent"), the Subsidiary Guarantors and the Non-Guarantor are presented below. Separate complete financial statements of the Subsidiary Guarantors are not presented because management has determined that they are not material to investors.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)


                                                                                         (Company)
                                                                                      March 31, 1998
                                                       -----------------------------------------------------------------------------
                                                          Stanadyne                                                    Stanadyne
                                                       Automotive Corp.  Subsidiary                                 Automotive Corp.
                                                            Parent       Guarantors  Non-Guarantor    Eliminations   & Subsidiaries
                                                            ------       ----------  -------------    ------------   --------------
     ASSETS
     Cash and cash equivalents                           $     718         $     4       $     4       $    185         $    911
     Accounts receivable, net                               33,075           8,659         7,494           --             49,228
     Inventories                                            26,091           7,824         6,457           (157)          40,215
     Other current assets                                    6,442             972            94           --              7,508
                                                         -----------------------------------------------------------------------
            Total current assets                            66,326          17,459        14,049             28           97,862
     Property, plant and equipment, net                     87,490          21,612        15,939           --            125,041
     Intangible and other assets, net                       69,519          14,823        16,600           --            100,942
     Investment in subsidiaries                             28,183            --            --          (28,183) (a)        --
     Due from Stanadyne Automotive Holding Corp.             4,131            --            --             --              4,131
                                                         -----------------------------------------------------------------------
            Total assets                                 $ 255,649         $53,894       $46,588       $(28,155)        $327,976
                                                         =======================================================================

     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
            Accounts payable and
              accrued expenses                           $  37,330         $ 7,378       $ 5,954       $    (38)        $ 50,624
            Current maturities of long-term
              debt and capital lease obligations             2,044            --           4,673           --              6,717
                                                         -----------------------------------------------------------------------
            Total current liabilities                       39,374           7,378        10,627            (38)          57,341
     Long-term debt and capital lease obligations          157,328            --           1,521           --            158,849
     Other non-current liabilities                          31,323          13,243         7,979           --             52,545
     Intercompany accounts                                 (32,329)         17,852        14,309            168             --
     Stockholders' equity                                   59,953          15,421        12,152        (28,285) (a)      59,241
                                                         -----------------------------------------------------------------------
            Total liabilities and stockholders' equity   $ 255,649         $53,894       $46,588       $(28,155)        $327,976
                                                         =======================================================================

       (a) Amount represents the elimination of investments in subsidiaries of the Parent as recorded under the equity method of accounting.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except where noted otherwise)


SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)


                                                                                               (Company)
                                                                                            December 31, 1997
                                                       ---------------------------------------------------------------------------
                                                          Stanadyne                                                   Stanadyne
                                                       Automotive Corp.  Subsidiary                                 Automotive Corp.
                                                          Parent         Guarantors  Non-Guarantor  Eliminations    & Subsidiaries
                                                          ------        ----------  -------------  ------------    --------------
ASSETS
Cash and cash equivalents                               $     317        $     4       $     4       $   --          $    325
Accounts receivable, net                                   27,529          8,412         7,276           --            43,217
Inventories                                                23,937          8,104         6,839           (124)         38,756
Other current assets                                        6,994            914           114           --             8,022
                                                        ---------------------------------------------------------------------
       Total current assets                                58,777         17,434        14,233           (124)         90,320
Property, plant and equipment, net                         86,880         21,453        16,110           --           124,443
Intangible and other assets, net                           70,340         15,017        17,059           --           102,416
Investment in subsidiaries                                 29,211           --            --          (29,211) (a)        --
Due from Stanadyne Automotive Holding Corp.                 4,131           --            --                            4,131
                                                        ---------------------------------------------------------------------
       Total assets                                     $ 249,339        $53,904       $47,402       $(29,335)       $321,310
                                                        =====================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable and
         accrued expenses                               $  33,046        $ 7,078       $ 6,886       $     (1)       $ 47,009
       Current maturities of long-term
         debt and capital lease obligations                 1,430           --           2,277           --             3,707
                                                        ---------------------------------------------------------------------
       Total current liabilities                           34,476          7,078         9,163             (1)         50,716
Long-term debt and capital lease obligations              155,719           --           1,726           --           157,445
Other non-current liabilities                              31,136         13,324         8,844           --            53,304
Intercompany accounts                                     (31,956)        18,201        13,760             (5)           --
Stockholders' equity                                       59,964         15,301        13,909        (29,329) (a)     59,845
                                                        ---------------------------------------------------------------------
       Total liabilities and stockholders' equity       $ 249,339        $53,904       $47,402       $(29,335)       $321,310
                                                        =====================================================================

       (a) Amount represents the elimination of investments in subsidiaries of the Parent as recorded under the equity method of accounting.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except where noted otherwise)


SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

                                                                              (Company)
                                                                  Three Months Ended March 31, 1998
                                              ---------------------------------------------------------------------------
                                              Stanadyne                                                          Stanadyne
                                             Automotive Corp.    Subsidiary                                      Automotive Corp.
                                                Parent          Guarantors      Non-Guarantor    Eliminations   & Subsidiaries
                                                ------          ----------      -------------    ------------   --------------
Net sales                                      $56,673         $ 13,382          $ 5,253         $(282) (a)          $75,026
Cost of goods sold                              44,190           11,663            6,224          (296) (a)           61,781
                                               -----------------------------------------------------------------------------
       Gross profit (loss)                      12,483            1,719             (971)           14               13,245
Selling, general, administrative and
  other operating expenses                       7,532            1,096              463            --                 9,091
                                               -----------------------------------------------------------------------------
       Operating income (loss)                   4,951              623           (1,434)           14                 4,154
Interest, net                                    3,044              396              388            --                 3,828
                                               -----------------------------------------------------------------------------
       Income (loss) before income taxes         1,907              227           (1,822)           14                   326
Income tax expense (benefit)                       885              107             (674)           --                   318
                                               -----------------------------------------------------------------------------
       Net income (loss)                       $ 1,022          $   120          $(1,148)          $14               $     8
                                               =============================================================================


                                                                               (Predecessor)
                                                                      Three Months Ended March 31, 1997
                                             ---------------------------------------------------------------------------
                                              Stanadyne                                                          Stanadyne
                                             Automotive Corp.    Subsidiary                                      Automotive Corp.
                                                Parent          Guarantors      Non-Guarantor    Eliminations   & Subsidiaries
                                                ------          ----------      -------------    ------------   --------------
Net sales                                      $45,686            $16,674        $ 6,950         $(265) (a)          $69,045
Cost of goods sold                              37,084             14,191          7,086          (252) (a)           58,109
                                               -----------------------------------------------------------------------------
       Gross profit (loss)                       8,602              2,483           (136)          (13)               10,936
Selling, general, administrative and
  other operating expenses                       5,549                807            426           --                  6,782
                                               -----------------------------------------------------------------------------
       Operating income (loss)                   3,053              1,676           (562)          (13)                4,154
Interest, net                                    1,613                 48             78           --                  1,739
                                               -----------------------------------------------------------------------------
       Income (loss) before income taxes         1,440              1,628           (640)          (13)                2,415
Income tax expense (benefit)                       517                595           (268)          --                    844
                                               -----------------------------------------------------------------------------
       Net income (loss)                       $   923            $ 1,033        $  (372)         $(13)              $ 1,571
                                               =============================================================================

       (a) To eliminate intercompany sales and cost of sales from Stanadyne Automotive, SpA to Parent.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except where noted otherwise)


SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

                                                                                       (Company)
                                                                            Three Months Ended March 31, 1998
                                                      ---------------------------------------------------------------------------
                                                          Stanadyne                                                 Stanadyne
                                                      Automotive Corp. Subsidiary                                Automotive Corp.
                                                           Parent      Guarantors  Non-Guarantor  Eliminations   & Subsidiaries
                                                           ------      ----------  -------------  ------------   --------------
Cash flows from operating activities:
       Net income (loss)                                $ 1,022        $ 120        $(1,148)           $  14            $     8
       Adjustments to reconcile net income
         (loss) to net cash provided by (used in)
         operating activities:
            Depreciation and amortization                 3,528          761            428             --                4,717
            Deferred income taxes                           345           (4)          (674)            --                 (333)
            Changes in operating assets and
              liabilities                                (3,657)        (151)          (398)             175             (4,031)
                                                        -----------------------------------------------------------------------
            Net cash provided by (used in)
              operating activities                        1,238          726         (1,792)             189                361
                                                        -----------------------------------------------------------------------

Cash flows from investing activities:
       Capital expenditures                              (3,058)        (726)          (523)            --               (4,307)
                                                        -----------------------------------------------------------------------
            Net cash used in investing
              activities                                 (3,058)        (726)          (523)            --               (4,307)
                                                        -----------------------------------------------------------------------

Cash flow from financing activities:
       Net change in debt                                 2,223         --            2,315             --                4,538
                                                        -----------------------------------------------------------------------
            Net cash provided by financing
              activities                                  2,223         --            2,315             --                4,538
                                                        -----------------------------------------------------------------------

Net increase in cash and
  cash equivalents                                          403         --             --                189                592
Effect of exchange rate changes on cash                      (2)        --             --                 (4)                (6)
Cash and cash equivalents at
  beginning of period                                       317            4              4             --                  325
                                                        -----------------------------------------------------------------------
       Cash and cash equivalents at
         end of period                                  $   718        $   4        $     4            $ 185            $   911
                                                        =======================================================================

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except where noted otherwise)


SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

                                                                                 (Predecessor)
                                                                       Three Months Ended March 31, 1997
                                                   ---------------------------------------------------------------------------
                                                    Stanadyne                                                      Stanadyne
                                                 Automotive Corp.  Subsidiary                                    Automotive Corp.
                                                    Parent         Guarantors    Non-Guarantor    Eliminations     & Subsidiaries
                                                    ------         ----------    -------------    ------------     --------------
Cash flows from operating activities:
       Net income (loss)                          $   923           $ 1,033        $(372)            $ (13)            $ 1,571
       Adjustments to reconcile net income
         (loss) to net cash provided by
         operating activities:
            Depreciation and amortization           3,073               695          364              --                 4,132
            Deferred income taxes                   1,321              (421)        (268)             --                   632
            Changes in operating assets and
              liabilities                          (2,272)             (743)         368               294              (2,353)
                                                  -----------------------------------------------------------------------------
            Net cash provided by operating
              activities                            3,045               564           92               281               3,982
                                                  -----------------------------------------------------------------------------

Cash flows from investing activities:
       Capital expenditures                        (4,226)             (564)        (191)             --                (4,981)
                                                  -----------------------------------------------------------------------------
            Net cash used in investing
              activities                           (4,226)             (564)        (191)             --                (4,981)
                                                  -----------------------------------------------------------------------------

Cash flow from financing activities:
       Net change in debt                          (1,098)             --             99              --                  (999)
       Net change in equity                          (150)             --           --                --                  (150)
                                                  -----------------------------------------------------------------------------
            Net cash (used in) provided by
              financing activities                 (1,248)             --             99              --                (1,149)
                                                  -----------------------------------------------------------------------------

Net (decrease) increase in cash and
  cash equivalents                                 (2,429)             --           --                 281              (2,148)
Effect of exchange rate changes on cash               (26)             --             (1)              (28)                (55)
Cash and cash equivalents at
  beginning of period                               3,361                 4            6              --                 3,371
                                                  -----------------------------------------------------------------------------
       Cash and cash equivalents at
         end of period                            $   906           $     4        $   5             $ 253             $ 1,168
                                                  =============================================================================

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



(1)      OVERVIEW

         The Company has two reportable segments, the Diesel Systems Group ("Diesel Group") and Precision Engine Products Corp. ("Precision Engine"). The Diesel Group manufactures diesel fuel injection equipment including fuel pumps, injectors and filtration systems. Precision Engine manufactures roller-rocker arms, hydraulic valve lifters and lash adjusters for gasoline engines. The Company considers the Diesel Group and Precision Engine to be two distinct segments because the operating results of each are compiled, reviewed and managed separately.

         On December 11, 1997, American Industrial Partners Capital Fund II, L.P. ("AIP") through SAC, Inc. ("New Holdings") acquired substantially all the outstanding stock of Stanadyne Automotive Holding Corp. ("Old Holdings") (the "Acquisition"). Simultaneous with the Acquisition, Old Holdings merged with and into the Company and New Holdings changed its name to Stanadyne Automotive Holding Corp. The Acquisition has been accounted for using the purchase method of accounting, whereby the purchase cost has been allocated to the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed with the excess identified as goodwill.

(2)      BASIS OF PRESENTATION

         The following table sets forth certain unaudited performance details of the Company in thousands of dollars and as a percentage of sales for the periods shown.

                                                         Three Months                 Three Months
                                                     Ended March 31, 1998         Ended March 31, 1997
                                                    ------------------------    --------------------------
                                                      ($000)          %           ($000)            %
                                                    -----------    ---------    -----------     ----------
Net Sales                                            $75,026         100.0%      $69,045         100.0%
Cost of Goods Sold                                    61,781          82.3        58,109          84.2
Gross Profit                                          13,245          17.7        10,936          15.8
Selling, General and Administrative Expense            7,448           9.9         6,486           9.4
Amortization of  Intangibles                           1,368           1.8           171           0.2
Management Fees                                          275            .4           125           0.2
Operating Income                                       4,154           5.5         4,154           6.0
Net Income                                                 8           --          1,571           2.3

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF RESULTS OF OPERATIONS:

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

         Net sales for the first quarter of 1998 increased 8.7% to $75.0 million from $69.0 million for the comparable period in 1997. All of the increase came from higher sales volumes in the Diesel Group, up $9.3 million or 17.7%, with lower sales reported for Precision Engine, down $3.3 million or 19.7%. Higher revenues in the Diesel Group were reported due to original equipment demand for the DS electronic pump, mechanical-style pumps and the RSN injector introduced in mid-1997 accounting for $2.0 million, $4.8 million and $3.2 million, respectively, of the change. Revenues in Precision Engine were impacted by reduced demand from Chrysler Corporation for rocker arms.

         Gross profit for the first quarter of 1998 increased to $13.2 million from $10.9 million for the first quarter of 1997. Gross profit as a percent of net sales also improved to 17.7% from 15.8%. The change was primarily the result of earnings on the higher sales volumes reported in Diesel Group.

         Selling, general and administrative expenses ("SG&A") increased to $7.4 million for the three months ended March 31, 1998 from $6.5 million for the comparable period in 1997, representing an increase of $0.9 million or 13.8%. As a percentage of net sales, SG&A also increased to 9.9% from 9.4%. This change was primarily due to increases in retiree benefit costs of $0.2 million, freight on sales of $0.2 million in support of higher business levels and slightly higher research and development expense of $0.2 million.

         Amortization of intangible assets increased to $1.4 million in the first quarter of 1998 from $0.2 million in the first quarter of 1997. This change is the direct result of the Acquisition (see Note 2 to the financial statements) and the subsequent purchase accounting allocation of fair market value to assets and liabilities. The increase in amortization expense in first quarter 1998 versus first quarter 1997 included goodwill of $0.5 million and other intangible assets of $0.7 million.

         Operating income for both the first quarters of 1998 and 1997 was $4.2 million. As a percentage of net sales, operating income decreased to 5.5% from 6.0%. Additional gross profit due to higher sales volumes in the Diesel Group was offset by increased SG&A and amortization expense in the first quarter of 1998.

         Net income decreased to less than $0.1 million in the first quarter of 1998 from $1.6 million in the first quarter of 1997. Interest expense for first quarter of 1998 increased by $2.1 million from the first quarter of 1997 due to the increased borrowings associated with the Acquisition. The effective tax rate for the first three months of 1998 was 97.5% compared to 34.9% for the

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

first three months of 1997. The 1998 tax rate is significantly different from the statutory rate due to an increase in the amount of nondeductible goodwill amortization related to the Acquisition.


(3) LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of liquidity have been cash flows from operations supplemented by borrowings under a revolving credit facility. In addition, the Company sometimes utilizes capital leasing and for its Italian subsidiary, Stanadyne Automotive, SpA, maintains overdraft facilities with local financial institutions.

Cash Flows From Operating Activities. Cash flows from operations for the first three months ended March 31, 1998 and March 31, 1997 were $0.4 million and $4.0 million, respectively. Cash flows provided by operations in 1998 were impacted by lower net income as a result of additional interest expense and increases in operating assets, primarily accounts receivable of $6.0 million and inventories of $1.5 million related to the higher levels of operations in the Diesel Group. Cash flows provided by operations in the first three months ended March 31,1997 included higher net income of $1.6 million due to lower interest expense and changes in operating assets and liabilities of ($2.4) million traceable primarily to increased accounts receivable of $2.5 million.

Cash Flows From Investing Activities. The Company's capital expenditures were slightly less for the first quarter of 1998 at $4.3 million compared to the first quarter of 1997 at $5.0 million. These expenditures were primarily for the purchase of machinery and equipment to increase capacity in the Diesel Group for pump products, to complete the capitalization of the RSN injector operations in the US and Italy and for the maintenance of existing facilities.

Cash Flows From Financing Activities. Cash flows from financing activities for the three months ended March 31, 1998 totaled $4.5 million. Borrowings against the revolving credit facility totaled $2.6 million, overdraft borrowings in Stanadyne Automotive, SpA totaled $2.4 million and the reduction in capital lease obligations totaled $.5 million. Funds were used to finance increased working capital requirements in the Diesel Group.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                           PART II: OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         a.     Exhibits:

                10.12.1 Amendment dated March 13, 1998 to Customer Agreement dated as of January 22, 1996 between Stanadyne Automotive Corp. and General Motors Powertrain Group. Confidential treatment requested pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 for a portion of this exhibit.

                  27       Financial Data Schedule

         b. No report on Form 8-K was filed during the quarter ended March 31, 1998





                                                     SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Stanadyne Automotive Corp.
                                                       (Registrant)

  Date:    May 14, 1998                         /s/ Michael H.Boyer
           ------------                         ---------------------------
                                                Michael H. Boyer
                                                Vice President and
                                                  Chief Financial Officer