Form 10-Q
period 1998-06-30
STANADYNE AUTOMOTIVE CORP
filed 1998-08-13
CIK 1053439

                                   FORM 10 - Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C., 20549

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1998

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ................... to ...................

Commission File Number 333-45823



                           STANADYNE AUTOMOTIVE CORP.
             (Exact name of registrant as specified in its charter)

                      DELAWARE                                             22-2940378
(State or other jurisdiction of incorporation or organization)       (I.R.S. Employer I.D.)


92 DEERFIELD ROAD, WINDSOR, CONNECTICUT               06095-4209
(Address of principal executive offices)              (zip code)


                  (860) 525-0821
(Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]           No [  ]

The number of Common Shares of the Company, $0.01 per share par value, outstanding as of July 31, 1998 was 1,000.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS

Part I    Financial Information

         Item 1      Financial Statements

                     Condensed Consolidated Balance Sheets as of June 30, 1998 (unaudited) and December 31, 1997..            3

                     Condensed Consolidated Statements of Operations for the three months ended June 30, 1998 and
                     1997 (unaudited).............................................................................            4

                     Condensed Consolidated Statements of Operations for the six months ended June 30, 1998 and
                     1997 (unaudited).............................................................................            5

                     Condensed Consolidated Statements of Cash Flows for the three
                     months ended June 30, 1998 and 1997 (unaudited)..............................................            6

                     Condensed Consolidated Statements of Cash Flows for the six
                     months ended June 30, 1998 and 1997 (unaudited)..............................................            7

                     Notes to Condensed Consolidated Financial Statements.........................................          8-18


         Item 2      Management's Discussion and Analysis of Financial Condition
                     and Results of Operations....................................................................         19-23


         Item 3      Quantitative and Qualitative Disclosures About Market Risk ..................................            23


Part II  Other Information

         Item 6      Exhibits and Reports on Form 8-K.............................................................           24

         Signature   .............................................................................................           24

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                            (UNAUDITED)
                                                                              JUNE 30,        DECEMBER 31,
                            ASSETS                                              1998              1997
                                                                                ----              ----
Cash and cash equivalents                                                   $   1,131        $     325
Accounts receivable, net of allowance for uncollectible
  accounts of $1,511 at June 30, 1998 and $1,508 at December 31, 1997          48,072           43,217
Inventories                                                                    40,998           38,756
Prepaid expenses and other current assets                                         214              623
Deferred income taxes                                                           7,336            7,399
                                                                            ---------        ---------
                            Total current assets                               97,751           90,320

Property, plant and equipment, net                                            125,542          124,443
Intangible and other assets, net                                              100,075          102,416
Due from Stanadyne Automotive Holding Corp.                                     4,131            4,131
                                                                            =========        =========
                            Total assets                                    $ 327,499        $ 321,310
                                                                            =========        =========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                            $  26,358        $  24,146
Accrued liabilities                                                            24,957           22,863
Current maturities of long-term debt                                            5,785            1,581
Current installments of capital lease obligations                               1,770            2,126
                                                                            ---------        ---------
                            Total current liabilities                          58,870           50,716

Long-term debt, excluding current maturities                                  152,402          155,000
Deferred income taxes                                                           6,463            6,727
Capital lease obligations, excluding current installments                       2,077            2,445
Other noncurrent liabilities                                                   46,385           46,577
                                                                            ---------        ---------
                            Total liabilities                                 266,197          261,465
                                                                            ---------        ---------

Commitments and contingencies                                                      --               --

Stockholders' equity:
Common stock                                                                       --               --
Additional paid-in capital                                                     59,858           59,858
Retained earnings (accumulated deficit)                                         1,631              (12)
Foreign currency translation adjustment                                          (187)              (1)
                                                                            ---------        ---------
                            Total stockholders' equity                         61,302           59,845
                                                                            ---------        ---------
            Total liabilities and stockholders' equity                      $ 327,499        $ 321,310
                                                                            =========        =========


           See notes to condensed consolidated financial statements.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                     Company        Predecessor
                                                     -------        -----------
                                                     3 Months        3 Months
                                                   Ended June 30,  Ended June 30,
                                                       1998           1997
                                                       ----           ----
Net sales                                            $82,268         $70,879
Cost of goods sold                                    66,001          58,323
                                                     -------         -------

Gross profit                                          16,267          12,556

Selling, general and administrative expenses           7,888           6,495
Amortization of intangibles                            1,389             170
Management fees                                          275             125
                                                     -------         -------

Operating income                                       6,715           5,766

Interest, net                                          3,808           1,812
                                                     -------         -------

Income before income taxes                             2,907           3,954

Provision for income taxes                             1,272           1,579
                                                     -------         -------

Net income                                             1,635           2,375
Dividend to Stanadyne Automotive Holding Corp.            --             150
                                                     -------         -------

Net income applicable to common shareholders         $ 1,635         $ 2,225
                                                     =======         =======



           See notes to condensed consolidated financial statements.

                  STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                                 (in thousands)





                                                      Company       Predecessor
                                                      -------       -----------
                                                      6 Months        6 Months
                                                   Ended June 30,   Ended June 30,
                                                       1998           1997
                                                       ----           ----
Net sales                                            $157,294       $139,924
Cost of goods sold                                    127,782        116,432
                                                     --------       --------

Gross profit                                           29,512         23,492

Selling, general and administrative expenses           15,336         12,981
Amortization of intangibles                             2,757            341
Management fees                                           550            250
                                                     --------       --------

Operating income                                       10,869          9,920

Interest, net                                           7,636          3,551
                                                     --------       --------

Income before income taxes                              3,233          6,369

Provision for income taxes                              1,590          2,423
                                                     --------       --------

Net income                                              1,643          3,946
Dividend to Stanadyne Automotive Holding Corp.             --            300
                                                     --------       --------

Net income applicable to common shareholders         $  1,643       $  3,646
                                                     ========       ========



           See notes to condensed consolidated financial statements.

                  STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (in thousands)

                                                              Company       Predecessor
                                                              -------       -----------
                                                              3 Months       3 Months
                                                            Ended June 30,  Ended June 30,
                                                                1998           1997
                                                                ----           ----
Cash flows from operating activities:
   Net income                                                 $ 1,635        $ 2,375
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                              4,953          4,109
     Deferred income taxes                                        149          1,337
     Changes in operating assets and liabilities                  910         (3,286)
                                                              -------        -------
         Net cash provided by operating activities              7,647          4,535
                                                              -------        -------

Investing activities:
   Capital expenditures                                        (3,407)        (2,588)
                                                              -------        -------
         Net cash used in investing activities                 (3,407)        (2,588)
                                                              -------        -------

Financing activities:
   Net (payments) proceeds on revolving credit facility        (2,466)           593
   Principal payments on long term debt                        (1,000)        (2,626)
   Payments of capital lease obligations                         (562)          (412)
   Dividends paid                                                  --           (150)
                                                              -------        -------
         Net cash used in financing activities                 (4,028)        (2,595)
                                                              -------        -------


Cash and cash equivalents:
   Net increase (decrease) in cash and cash equivalents           212           (648)
   Effect of exchange rate changes on cash                          8            (13)
   Cash and cash equivalents at beginning of period               911          1,168
                                                              -------        -------
   Cash and cash equivalents at end of period                 $ 1,131        $   507
                                                              =======        =======


           See notes to condensed consolidated financial statements.

                  STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (in thousands)

                                                                    Company      Predecessor
                                                                    -------      -----------
                                                                    6 Months       6 Months
                                                                  Ended June 30, Ended June 30,
                                                                     1998           1997
                                                                     ----           ----
Cash flows from operating activities:
   Net income                                                      $ 1,643        $ 3,946
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                   9,670          8,241
     Deferred income taxes                                            (184)         1,969
     Changes in operating assets and liabilities                    (3,121)        (5,639)
                                                                   -------        -------
         Net cash provided by operating activities                   8,008          8,517
                                                                   -------        -------

Investing activities:
   Capital expenditures                                             (7,714)        (7,569)
                                                                   -------        -------
         Net cash used in investing activities                      (7,714)        (7,569)
                                                                   -------        -------

Financing activities:
   Net proceeds on revolving credit facility                         2,612          4,820
   Principal payments on long term debt                             (1,000)        (7,441)
   Payments of capital lease obligations                            (1,102)          (823)
   Dividends paid                                                       --           (300)
                                                                   -------        -------
         Net cash provided by (used in) financing activities           510         (3,744)
                                                                   -------        -------


Cash and cash equivalents:
   Net increase (decrease) in cash and cash equivalents                804         (2,796)
   Effect of exchange rate changes on cash                               2            (68)
   Cash and cash equivalents at beginning of period                    325          3,371
                                                                   -------        -------
   Cash and cash equivalents at end of period                      $ 1,131        $   507
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

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


(3)      INVENTORIES

         Components of inventory are as follows:

                       As of         As of
                   June 30, 1998   December 31, 1997
                   -------------   -----------------

Raw materials         $ 2,774       $ 2,029
Work-in-process        30,453        27,541
Finished goods          7,771         9,186
                      -------       -------

                      $40,998       $38,756
                      =======       =======



(4)      INCOME TAXES

         The Company's effective income tax rate was 49.2% through the first six months of 1998, compared to 38.0% for the first six months of 1997. This change was primarily the result of an increase for the first six months of 1998 in the amount of nondeductible goodwill amortization related to the Acquisition. The Company's effective tax rate in 1998 would have been 56.7% without the benefit provided from the Stanadyne Automotive Foreign Sales Corp. ("FSC").

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

         The Company's comprehensive results of operations for the three months ended June 30, 1998 and 1997 and the six months ended June 30, 1998 and 1997 in accordance with SFAS 130 are as follows:

                                                              Three Months                   Six Months
                                                             Ended June 30,                 Ended June 30,
                                                          1998           1997           1998          1997
                                                          ----           ----           ----          ----
Net income applicable to common shareholders             1,635          2,225          1,643          3,646

Other comprehensive income (loss):
Foreign currency translation adjustments                   426             (2)          (186)          (935)

Income tax (expense) benefit related to items of
other comprehensive income (loss)                         (152)             1             77            331
                                                       ----------------------        ----------------------

Other comprehensive income (loss)                          274             (1)          (109)          (604)
                                                       ----------------------        ----------------------


Comprehensive income                                   $ 1,909        $ 2,224        $ 1,534        $ 3,042
                                                       ======================        ======================




(7)      SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS

         Under the terms of the Notes issued by the Company, the Notes are guaranteed jointly, fully, severally and unconditionally by Precision Engine Products Corp. and DSD International Corp. (the "Subsidiary Guarantors") on a subordinated basis and are not guaranteed by Stanadyne Automotive, SpA and FSC (the "Non-Guarantor Subsidiaries").

         Supplemental combining condensed financial statements for Stanadyne Automotive Corp. ("Parent"), the Subsidiary Guarantors and the Non-Guarantor Subsidiaries are presented below. Separate complete financial statements of the Subsidiary Guarantors are not presented because management has determined that they are not material to investors.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                                         (Company)
                                                                                       June 30, 1998
                                                  ----------------------------------------------------------------------------------
                                                      Stanadyne                                                        Stanadyne
                                                  Automotive Corp.   Subsidiary    Non-Guarantor                     Automotive Corp
                                                       Parent        Guarantors    Subsidiaries     Eliminations    & Subsidiaries
                                                       ------        ----------    ------------     ------------    --------------
ASSETS
Cash and cash equivalents                           $     927        $       4       $       5        $     195        $   1,131
Accounts receivable, net                               30,721            9,634           7,717               --           48,072
Inventories                                            26,770            7,570           6,810             (152)          40,998
Other current assets                                    6,397            1,110              43               --            7,550
                                                    ----------------------------------------------------------------------------
    Total current assets                               64,815           18,318          14,575               43           97,751

Property, plant and equipment, net                     86,884           21,809          16,849               --          125,542
Intangible and other assets, net                       68,685           14,630          16,760               --          100,075
Investment in subsidiaries                             27,814               --              --          (27,814) (a)          --
Due from Stanadyne Automotive Holding Corp.             4,131               --              --               --            4,131
                                                    ----------------------------------------------------------------------------
       Total assets                                 $ 252,329        $  54,757       $  48,184        $ (27,771)       $ 327,499
                                                    ============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and
 accrued expenses                                   $  35,931        $   7,815       $   7,569        $      --        $  51,315
Current maturities of long-term
 debt and capital lease obligations                     2,602               --           4,953               --            7,555
                                                    ----------------------------------------------------------------------------
       Total current liabilities                       38,533            7,815          12,522               --           58,870

Long-term debt and capital lease obligations          152,785               --           1,694               --          154,479
Other non-current liabilities                          32,162           12,965           7,721               --           52,848
Intercompany accounts                                 (32,709)          18,662          13,944              103               --
Stockholders' equity                                   61,558           15,315          12,303          (27,874) (a)      61,302
                                                    ----------------------------------------------------------------------------
       Total liabilities and stockholders' equity   $ 252,329        $  54,757       $  48,184        $ (27,771)       $ 327,499
                                                    ============================================================================




(a) Amount represents the elimination of investments in subsidiaries of the Parent as recorded under the equity method of accounting.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                                       (Company)
                                                                                    December 31, 1997
                                                    -------------------------------------------------------------------------------
                                                     Stanadyne
                                                    Automotive                                                         Stanadyne
                                                       Corp.        Subsidiary     Non-Guarantor                    Automotive Corp
                                                      Parent        Guarantors     Subsidiaries     Eliminations    & Subsidiaries
                                                      ------        ----------     ------------     ------------    --------------
ASSETS
Cash and cash equivalents                          $     317        $       4       $       4        $      --        $     325
Accounts receivable, net                              27,529            8,412           7,276               --           43,217
Inventories                                           23,937            8,104           6,839             (124)          38,756
Other current assets                                   6,994              914             114               --            8,022
                                                   ----------------------------------------------------------------------------
         Total current assets                         58,777           17,434          14,233             (124)          90,320

Property, plant and equipment, net                    86,880           21,453          16,110               --          124,443
Intangible and other assets, net                      70,340           15,017          17,059               --          102,416
Investment in subsidiaries                            29,211               --              --          (29,211) (a)          --
Due from Stanadyne Automotive Holding Corp.            4,131              --               --                             4,131
                                                   ----------------------------------------------------------------------------
      Total assets                                 $ 249,339        $  53,904       $  47,402        $ (29,335)       $ 321,310
                                                   ============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and
   accrued expenses                                $  33,046        $   7,078       $   6,886        $      (1)       $  47,009
Current maturities of long-term
   debt and capital lease obligations                  1,430               --           2,277               --            3,707
                                                   ----------------------------------------------------------------------------
      Total current liabilities                       34,476            7,078           9,163               (1)          50,716
Long-term debt and capital lease obligations         155,719               --           1,726               --          157,445
Other non-current liabilities                         31,136           13,324           8,844               --           53,304
Intercompany accounts                                (31,956)          18,201          13,760               (5)              --
Stockholders' equity                                  59,964           15,301          13,909          (29,329) (a)      59,845
                                                   ----------------------------------------------------------------------------
    Total liabilities and stockholders' equity     $ 249,339        $  53,904       $  47,402        $ (29,335)       $ 321,310
                                                   ============================================================================


(a) Amount represents the elimination of investments in subsidiaries of the Parent as recorded under the equity method of accounting.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                                (Company)
                                                                     Three Months Ended June 30, 1998
                                                  -----------------------------------------------------------------------
                                                Stanadyne
                                               Automotive                                                         Stanadyne
                                                  Corp.       Subsidiary      Non-Guarantor                    Automotive  Corp.
                                                Parent        Guarantors      Subsidiaries     Eliminations    & Subsidiaries
                                                ------        ----------      ------------     ------------    --------------
Net sales                                     $  62,235        $ 13,316        $  6,870        $   (153) (a)       $ 82,268
Cost of goods sold                               47,949          11,111           7,128            (187) (a)         66,001
                                              -----------------------------------------------------------------------------
Gross profit (loss)                              14,286           2,205            (258)             34             16,267
Selling, general, administrative and
  other operating expenses                        8,648           1,176            (272)             --              9,552
                                              -----------------------------------------------------------------------------
Operating income                                  5,638           1,029              14              34              6,715
Interest, net                                     2,986             400             422              --              3,808
                                              -----------------------------------------------------------------------------
Income (loss) before income taxes                 2,652             629            (408)             34              2,907
Income tax expense (benefit)                        681             736            (145)             --              1,272
                                              -----------------------------------------------------------------------------
Net income (loss)                             $   1,971        $   (107)       $   (263)       $     34            $  1,635
                                              -----------------------------------------------------------------------------



                                                                              (Predecessor)
                                                                     Three Months Ended June 30, 1997
                                           ---------------------------------------------------------------------------------
                                           Stanadyne
                                           Automotive                                                         Stanadyne
                                              Corp.       Subsidiary      Non-Guarantor                    Automotive  Corp.
                                            Parent        Guarantors      Subsidiaries     Eliminations    & Subsidiaries
                                            ------        ----------      ------------     ------------    --------------
Net sales                                  $ 47,041       $ 16,344       $  7,855       $    (361) (a)       $ 70,879
Cost of goods sold                           37,862         13,657          7,165            (361) (a)         58,323
                                           --------------------------------------------------------------------------
Gross profit                                  9,179          2,687            690              --              12,556
Selling, general, administrative and
  other operating expenses                    5,770            924             96              --               6,790
                                           --------------------------------------------------------------------------
Operating income                              3,409          1,763            594              --               5,766
Interest, net                                 1,697             31             84              --               1,812
                                           --------------------------------------------------------------------------
Income before income taxes                    1,712          1,732            510              --               3,954
Income tax expense                              731            633            215              --               1,579
                                           --------------------------------------------------------------------------
Net income                                 $    981       $  1,099       $    295       $     --             $  2,375
                                           ==========================================================================



(a) To eliminate intercompany sales and cost of sales from Stanadyne Automotive, SpA to Parent.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                          (Company)
                                                               Six Months Ended June 30, 1998
                                           ------------------------------------------------------------------------
                                           Stanadyne
                                          Automotive                                                        Stanadyne
                                             Corp.        Subsidiary    Non-Guarantor                     Automotive Corp.
                                            Parent        Guarantors    Subsidiaries      Eliminations    & Subsidiaries
                                            ------        ----------    ------------      ------------    --------------
Net sales                                 $ 118,908       $  26,698       $  12,123        $    (435) (a)   $ 157,294
Cost of goods sold                           92,139          22,774          13,352             (483) (a)     127,782
                                          ---------------------------------------------------------------------------
Gross profit (loss)                          26,769           3,924          (1,229)              48           29,512

Selling, general, administrative and
  other operating expenses                   16,180           2,272             191               --           18,643
                                          ---------------------------------------------------------------------------
Operating income (loss)                      10,589           1,652          (1,420)              48           10,869
Interest, net                                 6,030             796             810               --            7,636
                                          ---------------------------------------------------------------------------
Income (loss) before income taxes             4,559             856          (2,230)              48            3,233
Income tax expense (benefit)                  1,566             843            (819)              --            1,590
                                          ---------------------------------------------------------------------------
 Net income (loss)                        $   2,993       $      13       $  (1,411)       $      48        $   1,643
                                          ===========================================================================

                                                                          (Predecessor)
                                                               Six Months Ended June 30, 1997
                                           ---------------------------------------------------------------------------------
                                            Stanadyne
                                           Automotive                                                          Stanadyne
                                              Corp.        Subsidiary      Non-Guarantor                     Automotive Corp.
                                             Parent        Guarantors      Subsidiaries      Eliminations    & Subsidiaries
                                             ------        ----------       ------------     ------------    --------------
Net sales                                  $  92,727       $  33,018        $  14,805        $    (626) (a)   $ 139,924
Cost of goods sold                            74,946          27,848           14,251             (613) (a)     116,432
                                           ----------------------------------------------------------------------------
Gross profit (loss)                           17,781           5,170              554              (13)          23,492

Selling, general, administrative and
  other operating expenses                    11,319           1,731              522               --           13,572
                                           ----------------------------------------------------------------------------
Operating income (loss)                        6,462           3,439               32              (13)           9,920
Interest, net                                  3,310              79              162               --            3,551
                                           ----------------------------------------------------------------------------
Income (loss) before income taxes              3,152           3,360             (130)             (13)           6,369
Income tax expense (benefit)                   1,248           1,228              (53)              --            2,423
                                           ----------------------------------------------------------------------------
Net income (loss)                          $   1,904       $   2,132        $     (77)       $     (13)       $   3,946
                                           ============================================================================


(a) To eliminate intercompany sales and cost of sales from Stanadyne Automotive, SpA to Parent.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                                (Company)
                                                                     Three Months Ended June 30, 1998
                                                  ---------------------------------------------------------------------------------
                                                      Stanadyne                                                      Stanadyne
                                                    Automotive Corp   Subsidiary     Non-Guarantor                  Automotive Corp.
                                                       Parent         Guarantors     Subsidiaries    Eliminations  & Subsidiaries
                                                       ------         ----------     -------------   ------------  --------------
Cash flows from operating activities:
      Net income (loss)                                $ 1,971            $ (107)         $ (263)       $ 34            $ 1,635
      Adjustments to reconcile net income
        (loss) to net cash provided by (used in)
        operating activities:
           Depreciation and amortization                 3,714               790             449           -              4,953
           Deferred income taxes                           374                23            (248)          -                149
           Changes in operating assets and
             liabilities                                   142                86             711         (29)               910
                                                  -----------------------------------------------------------------------------
           Net cash provided by operating
             activities                                  6,201               792             649           5              7,647
                                                  -----------------------------------------------------------------------------
Cash flows from investing activities:
      Capital expenditures                              (2,010)             (792)           (605)          -             (3,407)
                                                  -----------------------------------------------------------------------------
           Net cash used in investing
             activities                                 (2,010)             (792)           (605)          -             (3,407)
                                                  -----------------------------------------------------------------------------
Cash flow from financing activities:
      Net change in debt                                (3,985)                -             (43)          -             (4,028)
                                                  -----------------------------------------------------------------------------
           Net cash used in financing
             activities                                 (3,985)                -             (43)          -             (4,028)
                                                  -----------------------------------------------------------------------------
Net increase in cash and
  cash equivalents                                         206                 -               1           5                212
Effect of exchange rate changes on cash                      3                 -               -           5                  8
Cash and cash equivalents at
  beginning of period                                      718                 4               4         185                911
                                                  -----------------------------------------------------------------------------
      Cash and cash equivalents at
        end of period                                    $ 927               $ 4             $ 5       $ 195            $ 1,131
                                                  =============================================================================

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                                    (Predecessor)
                                                                          Three Months Ended June 30, 1997
                                                 --------------------------------------------------------------------------
                                                 Stanadyne
                                                 Automotive                                                  Stanadyne
                                                   Corp.      Subsidiary    Non-Guarantor                   Automotive Corp.
                                                  Parent      Guarantors     Subsidiaries   Eliminations   & Subsidiaries
                                                  ------      ----------    ------------    ------------    --------------
Cash flows from operating activities:
      Net income                                 $   981        $ 1,099        $   295         $   --        $ 2,375
      Adjustments to reconcile net income
        to net cash provided by (used in)
        operating activities:
           Depreciation and amortization           3,072            696            341             --          4,109
           Deferred income taxes                   1,570           (448)           215             --          1,337
           Changes in operating assets and
             liabilities                          (2,213)        (1,268)           370           (175)        (3,286)
                                                 -------------------------------------------------------------------
           Net cash provided by (used in)
             operating activities                  3,410             79          1,221           (175)         4,535
                                                 -------------------------------------------------------------------
Cash flows from investing activities:
      Capital expenditures                        (2,005)           (79)          (504)            --         (2,588)
                                                 -------------------------------------------------------------------
           Net cash used in investing
             activities                           (2,005)           (79)          (504)            --         (2,588)
                                                 -------------------------------------------------------------------
Cash flow from financing activities:
      Net change in debt                          (1,729)            --           (716)            --         (2,445)
      Dividends paid                                (150)            --             --             --           (150)
                                                 -------------------------------------------------------------------
           Net cash used in financing
             activities                           (1,879)            --           (716)            --         (2,595)
                                                 -------------------------------------------------------------------
Net (decrease) increase in cash and
  cash equivalents                                  (474)            --              1           (175)          (648)
Effect of exchange rate changes on cash               (4)            --             --             (9)           (13)
Cash and cash equivalents at
  beginning of period                                906              4              5            253          1,168
                                                 -------------------------------------------------------------------
      Cash and cash equivalents at
        end of period                            $   428        $     4        $     6        $    69        $   507
                                                 ===================================================================

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)




                                                                                (Company)
                                                                      Six Months Ended June 30, 1998
                                                  -----------------------------------------------------------------------
                                                    Stanadyne
                                                    Automotive                                                    Stanadyne
                                                       Corp.       Subsidiary     Non-Guarantor                   Automotive Corp.
                                                      Parent       Guarantors     Subsidiaries    Eliminations    & Subsidiaries
                                                      ------       ----------     ------------    -------------    --------------
Cash flows from operating activities:
      Net income (loss)                                $ 2,993        $    13        $(1,411)       $    48       $ 1,643
      Adjustments to reconcile net income
        (loss) to net cash provided by (used in)
        operating activities:
           Depreciation and amortization                 7,242          1,551            877             --         9,670
           Deferred income taxes                           719             19           (922)            --          (184)
           Changes in operating assets and
             liabilities                                (3,515)           (65)           313            146        (3,121)
                                                       ------------------------------------------------------------------
           Net cash provided by (used in)
             operating activities                        7,439          1,518         (1,143)           194         8,008
                                                       ------------------------------------------------------------------
Cash flows from investing activities:
      Capital expenditures                              (5,068)        (1,518)        (1,128)            --        (7,714)
                                                       ------------------------------------------------------------------
           Net cash used in investing
             activities                                 (5,068)        (1,518)        (1,128)            --        (7,714)
                                                       ------------------------------------------------------------------
Cash flow from financing activities:
      Net change in debt                                (1,762)            --          2,272             --           510
                                                       ------------------------------------------------------------------
           Net cash (used in) provided by
             financing activities                       (1,762)            --          2,272             --           510
                                                       ------------------------------------------------------------------
Net increase in cash and
  cash equivalents                                         609             --              1            194           804
Effect of exchange rate changes on cash                      1             --             --              1             2
Cash and cash equivalents at
  beginning of period                                      317              4              4             --           325
                                                       ------------------------------------------------------------------
      Cash and cash equivalents at
        end of period                                  $   927        $     4        $     5        $   195       $ 1,131
                                                       ==================================================================

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                              (Predecessor)
                                                                      Six Months Ended June 30, 1997
                                                  -----------------------------------------------------------------------
                                                Stanadyne
                                               Automotive                                                    Stanadyne
                                                  Corp.      Subsidiary      Non-Guarantor                  Automotive Corp.
                                                 Parent      Guarantors      Subsidiaries    Eliminations    & Subsidiaries
                                                 ------      ----------      ------------    ------------    --------------
Cash flows from operating activities:
      Net income (loss)                          $ 1,904        $ 2,132        $   (77)       $   (13)       $ 3,946
      Adjustments to reconcile net income
        (loss) to net cash provided by
        operating activities:
           Depreciation and amortization           6,145          1,391            705             --          8,241
           Deferred income taxes                   2,891           (869)           (53)            --          1,969
           Changes in operating assets and
             liabilities                          (4,485)        (2,011)           738            119         (5,639)
                                                 -------------------------------------------------------------------
           Net cash provided by operating
             activities                            6,455            643          1,313            106          8,517
                                                 -------------------------------------------------------------------
Cash flows from investing activities:
      Capital expenditures                        (6,231)          (643)          (695)            --         (7,569)
                                                 -------------------------------------------------------------------
           Net cash used in investing
             activities                           (6,231)          (643)          (695)            --         (7,569)
                                                 -------------------------------------------------------------------
Cash flow from financing activities:
      Net change in debt                          (2,827)            --           (617)            --         (3,444)
      Dividends paid                                (300)            --             --             --           (300)
                                                 -------------------------------------------------------------------
           Net cash used in financing
             activities                           (3,127)            --           (617)            --         (3,744)
                                                 -------------------------------------------------------------------
Net (decrease) increase in cash and
  cash equivalents                                (2,903)            --              1            106         (2,796)
Effect of exchange rate changes on cash              (30)            --             (1)           (37)           (68)
Cash and cash equivalents at
  beginning of period                              3,361              4              6             --          3,371
                                                 -------------------------------------------------------------------
      Cash and cash equivalents at
        end of period                            $   428        $     4        $     6        $    69        $   507
                                                 ===================================================================

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

ITEM 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

(2)      BASIS OF PRESENTATION

      The following table sets forth certain unaudited performance details for the periods shown. Net sales, cost of goods sold, gross profit, selling, general and administrative expense ("SG&A"), amortization of intangibles, management fees, operating income and net income of the Company are presented in thousands of dollars and as a percentage of sales.

                                      Three Months Ended June 30,           Six Months Ended June 30,
                                       1998               1997               1998               1997
                                    $       %          $       %          $       %          $       %
                                    --      --         --      --         --      --         --      --
Net sales                          82,268  100.0      70,879  100.0     157,294  100.0     139,924  100.0
Cost of goods sold                 66,001   80.2      58,323   82.3     127,782   81.2     116,432   83.2
Gross profit                       16,267   19.8      12,556   17.7      29,512   18.8      23,492   16.8
SG&A                                7,888    9.6       6,495    9.2      15,336    9.7      12,981    9.3
Amortization of intangibles         1,389    1.7         170    0.2       2,757    1.8         341    0.2
Management fees                       275    0.3         125    0.2         550    0.3         250    0.2
Operating income                    6,715    8.2       5,766    8.1      10,869    6.9       9,920    7.1
Net income                          1,635    2.0       2,375    3.4       1,643    1.0       3,946    2.8

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES


COMPARISON OF RESULTS OF OPERATIONS:

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

Net Sales. Net sales for the second quarter of 1998 increased 16.1% to $82.3 million from $70.9 million for the comparable period in 1997. All of the increase came from higher sales volumes in the Diesel Group, up $14.4 million or 26.4%, with lower sales reported for Precision Engine, down $3.0 million or 18.5%. Higher revenues in the Diesel Group were recorded primarily due to increased demand for the DS electronic pump, mechanical-style pumps and the RSN injector worth $6.1 million, $3.7 million and $3.7 million, respectively. The first shipments to Volkswagen of RSN injectors manufactured by Stanadyne Automotive, SpA were completed in the second quarter of 1998. Results in the Diesel Systems Group were not adversely effected by the strikes at General Motors and management currently believes that the strike will not materially effect revenues in the third quarter. Revenues in Precision Engine were impacted by a reduction associated with lower customer demand from Chrysler Corporation for the roller rocker arm product.

Gross Profit. Gross profit for the second quarter of 1998 increased to $16.3 million from $12.6 million for the second quarter of 1997. Gross profit as a percent of net sales also improved to 19.8% from 17.7%. These changes were primarily the result of the higher sales volumes reported in the Diesel Group.

SG&A. SG&A of $7.9 million in the second quarter of 1998 was higher than the $6.5 million reported in the comparable quarter of 1997. As a percentage of sales, SG&A also increased to 9.6% from 9.2%. A majority of the increase was recorded in the Diesel Group where higher sales and gross profits lead to added expense for freight on sales of $0.2 million and profit sharing plans of $0.4 million. Net research and development costs in the Diesel Group were higher in the second quarter of 1998 versus 1997 by $0.6 million.

Amortization of Intangibles. Amortization of intangible assets increased to $1.4 million in the second quarter of 1998 from $0.2 million in the second quarter of 1997. The increased amortization expense in the second quarter of 1998 versus the second quarter of 1997 includes goodwill of $0.5 and other intangible assets of $0.7 million. This increase in amortization is a direct result of the Acquisition (see Note 2 to the financial statements).

Operating Income. Operating income for the second quarter of 1998 increased 16.5% to $6.7 million from $5.8 million in the comparable period of 1997. As a percentage of net sales, operating income increased to 8.2% from 8.1%. Additional gross profit due to higher sales volumes in the Diesel Group was largely offset by increased SG&A and amortization expense in the second quarter of 1998.

Net Income. Net income decreased to $1.6 million in the second quarter of 1998 as compared to $2.4 million in the second quarter of 1997. Interest expense for the second quarter of 1998 increased by $2.0 million from the second quarter of 1997 due to the increased borrowings associated with the Acquisition. The effective tax rate for the second quarter of 1998 was 43.8%

                  STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

compared to 39.9% for the second quarter of 1997. The 1998 tax rate is significantly different from the statutory rate due to an increase in the amount of non-deductible goodwill amortization related to the Acquisition.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

Net Sales. Net sales for the first six months of 1998 increased 12.4% to $157.3 million from $139.9 million for the comparable period in 1997. All of the increase came from higher sales volumes in the Diesel Group, up $23.7 million or 22.2%, with lower sales reported for Precision Engine, down $6.3 million or 19.1%. Higher revenues in the Diesel Group were reported primarily due to increased demand for the DS electronic pump, mechanical-style pumps and the RSN injector worth $9.2 million, $8.3 million and $6.3 million, respectively. Revenues in Precision Engine were impacted by a reduction associated with lower customer demand from Chrysler Corporation for the roller rocker arm products.

Gross Profit. Gross profit for the first six months of 1998 increased to $29.5 million from $23.5 million for the first half of 1997. Gross profit as a percentage of net sales also improved to 18.8% from 16.8%. These changes were primarily the result of the higher sales volumes reported in the Diesel Group.

SG&A. SG&A for the first six months of 1998 increased to $15.3 million from $13.0 million for the same period of 1997. As a percentage of sales, SG&A also increased to 9.7% from 9.3%. Higher business levels in the Diesel Group resulted in added freight on sales costs of $0.3 million and additional profit sharing expense of $0.5 million. Net research and development costs in the Diesel Group were higher in the first six months of 1998 versus 1997 by $0.8 million. Post retirement benefit expenses in the first six months of 1998 were $0.4 million higher than the same period of 1997 when unrecognized gains were included.

Amortization of Intangibles. Amortization of intangible assets increased to $2.8 million in the first six months of 1998 from $0.3 million in the first six months of 1997. The increase in amortization expense in the first six months of 1998 versus the first six months of 1997 includes goodwill of $1.0 and other intangible assets of $1.5 million. This increase in amortization is a direct result of the Acquisition (see Note 2 to the financial statements).

Operating Income. Operating income for the first six months of 1998 increased to $10.9 million from $9.9 million in the comparable period for 1997. As a percentage of net sales, operating income decreased to 6.9% from 7.1%. Additional gross profit due to higher sales volumes in the Diesel Group was largely offset by increased SG&A and amortization expense in the first half of 1998.

Net Income. Net income decreased to $1.6 million in the first six months of 1998 from $3.9 million in the first six months of 1997. Interest expense for the first six months increased by $4.1 million from the first six months in 1997 due to the increased borrowings associated with the Acquisition. The effective tax rate for the first six months of 1998 was 49.2% compared to 38.0% for the first half of 1997. The 1998 tax rate is significantly different from the statutory

                  STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

rate due to an increase in the amount of nondeductible goodwill amortization related to the Acquisition.

(3)      LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of liquidity have been cash flows from operations supplemented by borrowings under a revolving credit facility. In addition, the Company sometimes utilizes capital leasing, and for its Italian subsidiary, Stanadyne Automotive, SpA, maintains overdraft facilities with local financial institutions.

Cash Flows From Operating Activities. Net cash provided by operations for the first six months of 1998 totaled $8.0 million, with $7.6 million attributable to the second quarter. Comparable amounts for the first six months and second quarter of 1997 were $8.5 million and $4.5 million respectively. Improved cash flows in 1998 attributable to increased business levels in the Diesel Group have been partially offset by higher interest expense of $4.1 million and new product launch costs for the RSN injector sold to Volkswagen. Cash flows from operations in the second quarter of 1998 were $3.1 million higher than the same period in 1997 due to changes in operating assets and liabilities: lower accounts receivable of $1.3 million due to a collection of a large account receivable outstanding at the end of the first quarter of 1998 and higher accounts payable balances of $1.6 million.

Cash Flows From Investing Activities. The Company's capital expenditures for the first six months of 1998 were $7.7 million and were comparable to the $7.6 million expended for the same period in 1997. Second quarter capital expenditures were $3.4 million and $2.6 million in 1998 and 1997 respectively. Major capital expenditure programs include increasing capacity in the Diesel Group for pump products, completing the capitalization of the new RSN injector products produced in the US and Italy and the vertical integration of the Chrysler roller-rocker product line in Precision Engine.

Cash Flows From Financing Activities. Cash flows from financing activities for the first six months of 1998 totaled a net addition to cash of $0.5 million. As of June 30, 1998, borrowings under the revolving credit facility were zero. Strong cash flows in the second quarter of 1998 allowed the prepayment of $1.0 million in long term debt. Reductions of capital lease obligations totaled $1.1 million during the first six months of 1998. Overdraft borrowings for the first six months in Stanadyne Automotive, SpA were $2.6 million. Funds from borrowings in Stanadyne Automotive, SpA were used to finance the working capital requirements and capital investment associated with the new RSN injector product.

(4)        YEAR 2000 ISSUES

           The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time sensitive software may recognize a date using "00" as Year 1900 rather than Year 2000. This could result in failure or miscalculations causing disruptions of operations.

                  STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

           To ensure that the Company's computer systems are Year 2000 compliant, a team of information technology professionals began preparing for potential Year 2000 problems in 1996. The Company has utilized both internal and external resources to reprogram or replace, and test the software for Year 2000 modifications. The Company is in the process of obtaining assurances from its software vendors that timely updates will be made available to make all remaining purchased software Year 2000 compliant. The Company anticipates completing the Year 2000 project prior to any anticipated impact on its operating systems. The financial impact of Year 2000 compliance is not anticipated to be material to the Company.

           In addition, the Company has communicated with its major customers and suppliers to determine their Year 2000 compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

(5)        CAUTIONARY STATEMENT

This quarterly report contains certain forward looking statements with respect to the financial condition, results of operations and business of the company, including financial statements, notes to condensed financial statements and management's discussion and analysis of financial condition and results of operations. All of these forward looking statements are based on estimates and assumptions made by the management of the company which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such estimates and statements. No assurance can be given that any such estimates will be realized and it is likely that actual results will differ materially from those contemplated by such forward looking statements. Factors that may cause such differences include: (1) increased competition; (2) increased costs; (3) loss or retirement of key members of management; (4) increases in the company's cost of borrowing or inability or unavailability of additional debt or equity capital; (5) adverse state or federal legislation or regulation or adverse determinations in pending litigation; and (6) changes in general economic conditions and/or in the markets in which the company competes. Many of such factors are beyond the control of the company and its management.



ITEM 3:                  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                     ABOUT MARKET RISK


Not Applicable

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                           PART II: OTHER INFORMATION




Item 6.    Exhibits and Reports on Form 8-K

a.    Exhibits:

                           27.1        Financial Data Schedule
                           27.2        Financial Data Schedule

b.    No report on Form 8-K was filed during the quarter ended June 30, 1998





                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Stanadyne Automotive Corp.
                                                  --------------------------
                                                     (Registrant)

  Date:    August 13, 1998                        /s/ Michael H. Boyer
                  --------                        --------------------
                                                      Michael H. Boyer
                                                      Vice President and
                                                      Chief Financial Officer