Form 10-Q
period 1998-09-30
STANADYNE AUTOMOTIVE CORP
filed 1998-11-12
CIK 1053439

                                   FORM 10 - Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C., 20549

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1998

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

Yes [X]           No [  ]

The number of Common Shares of the Company, $0.01 per share par value, outstanding as of October 31, 1998 was 1,000.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS


Part I   Financial Information

       Item 1  Financial Statements

               Condensed Consolidated Balance Sheets as of
               September 30, 1998 (unaudited) and December 31, 1997..........  3

               Condensed Consolidated Statements of Operations
               for the three months ended September 30, 1998 and 1997
               (unaudited)...................................................  4

               Condensed Consolidated Statements of Operations
               for the nine months ended September 30, 1998 and 1997
               (unaudited)...................................................  5

               Condensed Consolidated Statements of Cash Flows for the
               three months ended September 30, 1998 and 1997 (unaudited)....  6

               Condensed Consolidated Statements of Cash Flows for the
               nine months ended September 30, 1998 and 1997 (unaudited).....  7

               Notes to Condensed Consolidated Financial Statements........ 8-19


       Item 2  Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................ 20-25


       Item 3  Quantitative and Qualitative Disclosures About Market Risk ... 25


Part II  Other Information

       Item 6  Exhibits and Reports on Form 8-K.............................. 26

       Signature   .......................................................... 26

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS


                  STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                        (UNAUDITED)
                                                                       September 30,     December 31,
             ASSETS                                                         1998              1997
                                                                            ----              ----

Cash and cash equivalents                                                 $  4,845         $     325
Accounts receivable, net of allowance for uncollectible accounts
  of $1,535 at September 30, 1998 and $1,508 at December 31, 1997           46,197            43,217
Inventories                                                                 39,589            38,756
Prepaid expenses and other current assets                                      831               623
Deferred income taxes                                                        7,942             7,399
                                                                          --------         ---------
             Total current assets                                           99,404            90,320

Property, plant and equipment, net                                         125,002           124,443
Intangible and other assets, net                                            98,830           102,416
Due from Stanadyne Automotive Holding Corp.                                  4,061             4,131
                                                                          --------         ---------
             Total assets                                                 $327,297         $ 321,310
                                                                          ========         =========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                          $ 22,176         $  24,146
Accrued liabilities                                                         29,099            22,863
Current maturities of long-term debt                                         7,319             1,581
Current installments of capital lease obligations                            1,501             2,126
                                                                          --------         ---------
             Total current liabilities                                      60,095            50,716

Long-term debt, excluding current maturities                               151,604           155,000
Deferred income taxes                                                        6,148             6,727
Capital lease obligations, excluding current installments                    1,790             2,445
Other noncurrent liabilities                                                46,126            46,577
                                                                          --------         ---------
             Total liabilities                                             265,763           261,465
                                                                          --------         ---------

Commitments and contingencies                                                 --                --

Stockholders' equity:
  Common stock                                                                --                --
  Additional paid-in capital                                                59,858            59,858
  Retained earnings (accumulated deficit)                                    1,540               (12)
  Foreign currency translation adjustment                                      136                (1)
                                                                          --------         ---------
             Total stockholders' equity                                     61,534            59,845
                                                                          --------         ---------
      Total liabilities and stockholders' equity                          $327,297         $ 321,310
                                                                          ========         =========


           See notes to condensed consolidated financial statements.

                  STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                 (IN THOUSANDS)



                                                       Company        Predecessor
                                                       -------        -----------
                                                      3 Months         3 Months
                                                        Ended            Ended
                                                     September 30,    September 30,
                                                         1998             1997
                                                         ----             ----


Net sales                                              $ 75,039          $ 60,365
Cost of goods sold                                       61,732            52,473
                                                       --------          --------

Gross profit                                             13,307             7,892

Selling, general and administrative expenses              7,449             5,544
Amortization of intangibles                               1,666               171
Management fees                                             275               125
                                                       --------          --------

Operating income                                          3,917             2,052

Interest, net                                             3,807             1,787
                                                       --------          --------

Income before income taxes                                  110               265

Provision for income taxes                                  201               194
                                                       --------          --------

Net (loss) income                                           (91)               71
Dividend to Stanadyne Automotive Holding Corp.             --                 150
                                                       --------          --------
Net loss applicable to common shareholders             $    (91)         $    (79)
                                                       ========          ========


           See notes to condensed consolidated financial statements.

                  STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                 (IN THOUSANDS)



                                                       Company        Predecessor
                                                       -------        -----------
                                                       9 Months         9 Months
                                                        Ended            Ended
                                                     September 30,    September 30,
                                                         1998             1997
                                                         ----             ----

Net sales                                              $232,333         $200,289
Cost of goods sold                                      189,514          168,905
                                                       --------         --------

Gross profit                                             42,819           31,384

Selling, general and administrative expenses             22,785           18,525
Amortization of intangibles                               4,423              512
Management fees                                             825              375
                                                       --------         --------

Operating income                                         14,786           11,972

Interest, net                                            11,443            5,338
                                                       --------         --------

Income before income taxes                                3,343            6,634

Provision for income taxes                                1,791            2,617
                                                       --------         --------

Net income                                                1,552            4,017
Dividend to Stanadyne Automotive Holding Corp.             --                450
                                                       --------         --------

Net income applicable to common shareholders           $  1,552         $  3,567
                                                       ========         ========


            See notes to condensed consolidated financial statements.

                  STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)



                                                            Company         Predecessor
                                                            -------         -----------
                                                            3 Months         3 Months
                                                             Ended            Ended
                                                          September 30,    September 30,
                                                              1998             1997
                                                              ----             ----
Cash flows from operating activities:
 Net(loss) income                                            $   (91)         $    71
 Adjustments to reconcile net(loss) income to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                                5,195            4,097
  Deferred income taxes                                         (921)             106
  Changes in operating assets and liabilities                  2,211           (2,151)
                                                             -------          -------
   Net cash provided by operating activities                   6,394            2,123
                                                             -------          -------

Cash flows from investing activities:
 Capital expenditures                                         (2,794)          (2,918)
                                                             -------          -------
   Net cash used in investing activities                      (2,794)          (2,918)
                                                             -------          -------

Cash flows from financing activities:
 Net proceeds on revolving credit facility                       674            3,520
 Principal payments on long term debt                           --             (2,499)
 Payments of capital lease obligations                          (573)            (419)
 Dividends paid                                                 --               (150)
                                                             -------          -------
   Net cash provided by financing activities                     101              452
                                                             -------          -------


Cash and cash equivalents:
 Net increase(decrease) in cash and cash equivalents           3,701             (343)
 Effect of exchange rate changes on cash                          13               (4)
 Cash and cash equivalents at beginning of period              1,131              507
                                                             -------          -------
 Cash and cash equivalents at end of period                  $ 4,845          $   160
                                                             =======          =======


           See notes to condensed consolidated financial statements.

                  STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)



                                                               Company        Predecessor
                                                               -------        -----------
                                                               9 Months         9 Months
                                                                 Ended            Ended
                                                             September 30,    September 30,
                                                                 1998             1997
                                                                 ----             ----

Cash flows from operating activities:
 Net income                                                    $  1,552          $  4,017
 Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                                  14,865            12,338
  Deferred income taxes                                          (1,105)            2,075
  Changes in operating assets and liabilities                      (910)           (7,790)
                                                               --------          --------
   Net cash provided by operating activities                     14,402            10,640
                                                               --------          --------

Cash flows from investing activities:
 Capital expenditures                                           (10,508)          (10,487)
                                                               --------          --------
   Net cash used in investing activities                        (10,508)          (10,487)
                                                               --------          --------

Cash flows from financing activities:
 Net proceeds on revolving credit facility                        3,286             8,340
 Principal payments on long term debt                            (1,000)           (9,940)
 Payments of capital lease obligations                           (1,675)           (1,242)
 Dividends paid                                                    --                (450)
                                                               --------          --------
   Net cash provided by financing activities                        611            (3,292)
                                                               --------          --------


Cash and cash equivalents:
 Net increase(decrease) in cash and cash equivalents              4,505            (3,139)
 Effect of exchange rate changes on cash                             15               (72)
 Cash and cash equivalents at beginning of period                   325             3,371
                                                               --------          --------
 Cash and cash equivalents at end of period                    $  4,845          $    160
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

The Acquisition has been accounted for using the purchase method of accounting, whereby the purchase cost has been allocated to the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed with the excess identified as goodwill. The consolidated goodwill resulting from the transaction was $75.7 million. Fair values are based on valuations and other studies that are substantially complete. The Company does not expect that the effect of any final adjustments to such valuations and studies will result in material adjustment to the purchase cost allocation. Subsequent to the Acquisition, the Company filed a Form S-4 Registration Statement for the purpose of registering $100 million of 10-1/4% Senior Subordinated Notes to be issued in exchange for the similar amount of Notes issued on December 11, 1997. This Form S-4 Registration Statement became effective on May 5, 1998.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


(3)    INVENTORIES

Components of inventory are as follows:

                                             As of                 As of
                                      September 30, 1998     December 31, 1997
                                      ------------------     -----------------
              Raw materials                 $ 2,447               $ 2,029
              Work-in-process                27,671                27,541
              Finished goods                  9,471                 9,186
                                            -------               -------

                                            $39,589               $38,756
                                            =======               =======


(4)    INCOME TAXES

The Company's effective income tax rate was 53.6% through the first nine months of 1998, compared to 39.4% for the first nine months of 1997. This difference was primarily the result of an increase for the first nine months of 1998 in the amount of nondeductible goodwill amortization related to the Acquisition. The Company's effective tax rate in 1998 would have been 64.6% without the benefit provided from the Stanadyne Automotive Foreign Sales Corp. ("FSC").

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

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


(6)    SUBSEQUENT EVENTS

On September 9, 1998, the Company announced the closure of the manufacturing facility in Bari, Italy, which is to be accomplished by the end of 1998. The Bari Plant is a part of a wholly owned subsidiary, Stanadyne Automotive, SpA ("SpA"), which is headquartered in Brescia, Italy. This action is being taken because of continuing financial losses at Bari resulting primarily from worldwide excess manufacturing capacity for the types of diesel fuel injectors produced there. Although the Italian employees are unionized, the Company has not had and does not anticipate any work interruption in the Brescia facility as a result of the announcement of the closure of the Bari facility. However, there can be no assurance that there will be no work interruption in Brescia and that such interruption would not have a material adverse effect on SpA sales. The Company has arranged for the continuity of product shipments to customers with whom there are on going supply relationships. The cost of closing the operation is expected to be $4 million to $7 million before taxes, which will be a charge to earnings in the fourth quarter of 1998 because SpA's reporting period is one month in arrears from the Company's reporting period.

On October 6, 1998, DSD International Corp. was dissolved. DSD International Corp. was a redundant corporation originally established in 1990 for foreign activities which never materialized. DSD International Corp. had no assets at the time of the dissolution.

(7)    COMPREHENSIVE INCOME - SFAS 130

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

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


The Company's comprehensive results of operations for the three months ended September 30, 1998 and 1997 and the nine months ended September 30, 1998 and 1997 in accordance with SFAS 130 are as follows:

                                                               Three Months                 Nine Months
                                                            Ended September 30,         Ended September 30,
                                                             1998         1997          1998           1997
                                                             ----         ----          ----           ----

Net (loss) income applicable to common shareholders         $ (91)       $ (79)       $ 1,552        $ 3,567

Other comprehensive income (loss):
     Foreign currency translation adjustments                 323         (327)           137         (1,262)
     Income tax (expense) benefit related to items of
      other comprehensive income (loss)                      (128)         174            (51)           505
                                                            -----        -----        -------        -------
       Other comprehensive income (loss)                      195         (153)            86           (757)
                                                            -----        -----        -------        -------

Comprehensive income (loss)                                 $ 104        $(232)       $ 1,638        $ 2,810
                                                            =====        =====        =======        =======


(8)    SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS

The Notes issued by the Company are guaranteed jointly, fully, severally and unconditionally by Precision Engine Products Corp. and DSD International Corp. (see Note 6) (the "Subsidiary Guarantors") on a subordinated basis and are not guaranteed by Stanadyne Automotive, SpA and FSC (the "Non-Guarantor Subsidiaries").

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

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                                    (Company)
                                                                               September 30, 1998
                                                  ----------------------------------------------------------------------------------
                                                      Stanadyne                                                       Stanadyne
                                                  Automotive Corp.  Subsidiary    Non-Guarantor                     Automotive Corp.
                                                       Parent       Guarantors    Subsidiaries    Eliminations      & Subsidiaries
                                                       ------       ----------    ------------    ------------      --------------
ASSETS
Cash and cash equivalents                            $   4,700       $       4      $       4      $     137          $   4,845
Accounts receivable, net                                30,988           8,497          6,712           --               46,197
Inventories                                             24,828           8,027          7,076           (342)            39,589
Other current assets                                     7,329           1,347             97           --                8,773
                                                     ---------       ---------      ---------      ---------          ---------
     Total current assets                               67,845          17,875         13,889           (205)            99,404
Property, plant and equipment, net                      86,566          21,699         16,737           --              125,002
Intangible and other assets, net                        67,391          14,436         17,003           --               98,830
Investment in subsidiaries                              27,347            --             --          (27,347)(a)           --
Due from Stanadyne Automotive Holding Corp.              4,061            --             --             --                4,061
                                                     ---------       ---------      ---------      ---------          ---------
     Total assets                                    $ 253,210       $  54,010      $  47,629      $ (27,552)         $ 327,297
                                                     =========       =========      =========      =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and
       accrued liabilities                           $  37,163       $   7,450      $   6,666      $      (4)         $  51,275
     Current maturities of long-term
       debt and capital lease obligations                3,145            --            5,675           --                8,820
                                                     ---------       ---------      ---------      ---------          ---------
     Total current liabilities                          40,308           7,450         12,341             (4)            60,095
Long-term debt and capital lease obligations           151,879            --            1,515           --              153,394
Other noncurrent liabilities                            31,708          12,799          7,767           --               52,274
Intercompany accounts                                  (32,171)         18,200         14,114           (143)              --
Stockholders' equity                                    61,486          15,561         11,892        (27,405)(a)         61,534
                                                     ---------       ---------      ---------      ---------          ---------
     Total liabilities and stockholders' equity      $ 253,210       $  54,010      $  47,629      $ (27,552)         $ 327,297
                                                     =========       =========      =========      =========          =========

      (a) Amount represents the elimination of investments in subsidiaries of the Parent as recorded under the equity method of accounting.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)


                                                                                    (Company)
                                                                                December 31, 1997
                                                  ---------------------------------------------------------------------------------
                                                     Stanadyne                                                        Stanadyne
                                                  Automotive Corp.  Subsidiary    Non-Guarantor                    Automotive Corp.
                                                       Parent       Guarantors     Subsidiaries    Eliminations     & Subsidiaries
                                                       ------       ----------     ------------    ------------     --------------
ASSETS
Cash and cash equivalents                            $     317       $       4      $       4      $    --            $     325
Accounts receivable, net                                27,529           8,412          7,276           --               43,217
Inventories                                             23,937           8,104          6,839           (124)            38,756
Other current assets                                     6,994             914            114           --                8,022
                                                     ---------       ---------      ---------      ---------          ---------
     Total current assets                               58,777          17,434         14,233           (124)            90,320
Property, plant and equipment, net                      86,880          21,453         16,110           --              124,443
Intangible and other assets, net                        70,340          15,017         17,059           --              102,416
Investment in subsidiaries                              29,211            --             --          (29,211)(a)           --
Due from Stanadyne Automotive Holding Corp.              4,131            --             --             --                4,131
                                                     ---------       ---------      ---------      ---------          ---------
     Total assets                                    $ 249,339       $  53,904      $  47,402      $ (29,335)         $ 321,310
                                                     =========       =========      =========      =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and
       accrued liabilities                           $  33,046       $   7,078      $   6,886      $      (1)         $  47,009
     Current maturities of long-term
       debt and capital lease obligations                1,430            --            2,277           --                3,707
                                                     ---------       ---------      ---------      ---------          ---------
     Total current liabilities                          34,476           7,078          9,163             (1)            50,716
Long-term debt and capital lease obligations           155,719            --            1,726           --              157,445
Other noncurrent liabilities                            31,136          13,324          8,844           --               53,304
Intercompany accounts                                  (31,956)         18,201         13,760             (5)              --
Stockholders' equity                                    59,964          15,301         13,909        (29,329)(a)         59,845
                                                     ---------       ---------      ---------      ---------          ---------
     Total liabilities and stockholders' equity      $ 249,339       $  53,904      $  47,402      $ (29,335)         $ 321,310
                                                     =========       =========      =========      =========          =========

      (a) Amount represents the elimination of investments in subsidiaries of the Parent as recorded under the equity method of accounting.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)


                                                                        (Company)
                                                           Three Months Ended September 30, 1998
                                        -------------------------------------------------------------------------------
                                           Stanadyne                                                     Stanadyne
                                        Automotive Corp.  Subsidiary   Non-Guarantor                   Automotive Corp.
                                             Parent       Guarantors   Subsidiaries    Eliminations    & Subsidiaries
                                             ------       ----------   ------------    ------------    --------------

Net sales                                   $ 56,534       $ 12,440      $  6,164       $    (99)(a)      $ 75,039
Cost of goods sold                            45,196         10,546         6,071            (81)(a)        61,732
                                            --------       --------      --------       --------          --------
     Gross profit                             11,338          1,894            93            (18)           13,307
Selling, general, administrative and
  other operating expenses                     8,227          1,166            (3)          --               9,390
                                            --------       --------      --------       --------          --------
     Operating income                          3,111            728            96            (18)            3,917
Interest, net                                  2,991            377           439           --               3,807
                                            --------       --------      --------       --------          --------
     Income (loss) before income taxes           120            351          (343)           (18)              110
Income tax expense (benefit)                    (274)           105           370           --                 201
                                            --------       --------      --------       --------          --------
     Net income (loss)                      $    394       $    246      $   (713)      $    (18)         $    (91)
                                            ========       ========      ========       ========          ========


                                                                       (Predecessor)
                                                           Three Months Ended September 30, 1997
                                        --------------------------------------------------------------------------------
                                           Stanadyne                                                       Stanadyne
                                        Automotive Corp.  Subsidiary   Non-Guarantor                    Automotive Corp.
                                            Parent        Guarantors   Subsidiaries     Eliminations     & Subsidiaries
                                            ------        ----------   ------------     ------------     --------------

Net sales                                   $ 43,215       $ 11,218       $  6,033       $   (101)(a)      $ 60,365
Cost of goods sold                            36,309         10,308          5,961           (105)(a)        52,473
                                            --------       --------       --------       --------          --------
     Gross profit                              6,906            910             72              4             7,892
Selling, general, administrative and
  other operating expenses                     4,789            695            356           --               5,840
                                            --------       --------       --------       --------          --------
     Operating income (loss)                   2,117            215           (284)             4             2,052
Interest, net                                  1,713            (22)            96           --               1,787
                                            --------       --------       --------       --------          --------
     Income (loss) before income taxes           404            237           (380)             4               265
Income tax expense (benefit)                     265             87           (158)          --                 194
                                            --------       --------       --------       --------          --------
     Net income (loss)                      $    139       $    150       $   (222)      $      4          $     71
                                            ========       ========       ========       ========          ========

      (a) To eliminate intercompany sales and cost of sales from Stanadyne Automotive, SpA to Parent.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)


                                                                             (Company)
                                                                 Nine Months Ended September 30, 1998
                                          -------------------------------------------------------------------------------------
                                              Stanadyne                                                           Stanadyne
                                          Automotive Corp.   Subsidiary     Non-Guarantor                      Automotive Corp.
                                               Parent        Guarantors     Subsidiaries     Eliminations      & Subsidiaries
                                               ------        ----------     ------------     ------------      --------------

Net sales                                     $175,442        $ 39,138        $ 18,287         $   (534)(a)        $232,333
Cost of goods sold                             137,335          33,320          19,423             (564)(a)         189,514
                                              --------        --------        --------         --------            --------
     Gross profit (loss)                        38,107           5,818          (1,136)              30              42,819
Selling, general, administrative and
  other operating expenses                      24,407           3,438             188             --                28,033
                                              --------        --------        --------         --------            --------
     Operating income (loss)                    13,700           2,380          (1,324)              30              14,786
Interest, net                                    9,021           1,173           1,249             --                11,443
                                              --------        --------        --------         --------            --------
     Income (loss) before income taxes           4,679           1,207          (2,573)              30               3,343
Income tax expense (benefit)                     1,292             948            (449)            --                 1,791
                                              --------        --------        --------         --------            --------
     Net income (loss)                        $  3,387        $    259        $ (2,124)        $     30            $  1,552
                                              ========        ========        ========         ========            ========



                                                                           (Predecessor)
                                                              Nine Months Ended September 30, 1997
                                          -------------------------------------------------------------------------------------
                                              Stanadyne                                                           Stanadyne
                                          Automotive Corp.  Subsidiary     Non-Guarantor                       Automotive Corp.
                                               Parent       Guarantors     Subsidiaries      Eliminations      & Subsidiaries
                                               ------       ----------     ------------      ------------      --------------

Net sales                                     $135,942        $ 44,236        $ 20,838         $   (727)(a)        $200,289
Cost of goods sold                             111,255          38,156          20,212             (718)(a)         168,905
                                              --------        --------        --------         --------            --------
     Gross profit                               24,687           6,080             626               (9)             31,384
Selling, general, administrative and
  other operating expenses                      16,108           2,426             878             --                19,412
                                              --------        --------        --------         --------            --------
     Operating income (loss)                     8,579           3,654            (252)              (9)             11,972
Interest, net                                    5,023              57             258             --                 5,338
                                              --------        --------        --------         --------            --------
     Income (loss) before income taxes           3,556           3,597            (510)              (9)              6,634
Income tax expense (benefit)                     1,513           1,315            (211)            --                 2,617
                                              --------        --------        --------         --------            --------
     Net income (loss)                        $  2,043        $  2,282        $   (299)        $     (9)           $  4,017
                                              ========        ========        ========         ========            ========

      (a) To eliminate intercompany sales and cost of sales from Stanadyne Automotive, SpA to Parent.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)


                                                                                     (Company)
                                                                      Three Months Ended September 30, 1998
                                                   ---------------------------------------------------------------------------------
                                                       Stanadyne                                                      Stanadyne
                                                   Automotive Corp.  Subsidiary     Non-Guarantor                   Automotive Corp.
                                                        Parent       Guarantors     Subsidiaries     Eliminations   & Subsidiaries
                                                        ------       ----------     ------------     ------------   --------------

Cash flows from operating activities:
     Net income (loss)                                 $   394         $   246         $  (713)        $   (18)        $   (91)
     Adjustments to reconcile net income
       (loss) to net cash provided by (used in)
       operating activities:
          Depreciation and amortization                  3,961             780             454            --             5,195
          Deferred income taxes                           (791)             22            (152)           --              (921)
          Changes in operating assets and
            liabilities                                  2,836            (571)             (4)            (50)          2,211
                                                       -------         -------         -------         -------         -------
          Net cash provided by (used in)
            operating activities                         6,400             477            (415)            (68)          6,394
                                                       -------         -------         -------         -------         -------

Cash flows from investing activities:
     Capital expenditures                               (2,267)           (477)            (50)           --            (2,794)
                                                       -------         -------         -------         -------         -------
          Net cash used in investing
            activities                                  (2,267)           (477)            (50)           --            (2,794)
                                                       -------         -------         -------         -------         -------

Cash flows from financing activities:
     Net change in debt                                   (362)           --               463            --               101
                                                       -------         -------         -------         -------         -------
          Net cash (used in) provided by
            financing activities                          (362)           --               463            --               101
                                                       -------         -------         -------         -------         -------

Net increase (decrease) in cash and
  cash equivalents                                       3,771            --                (2)            (68)          3,701
Effect of exchange rate changes on cash                      2            --                 1              10              13
Cash and cash equivalents at
  beginning of period                                      927               4               5             195           1,131
                                                       -------         -------         -------         -------         -------
     Cash and cash equivalents at
       end of period                                   $ 4,700         $     4         $     4         $   137         $ 4,845
                                                       =======         =======         =======         =======         =======

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)


                                                                                   (Predecessor)
                                                                      Three Months Ended September 30, 1997
                                                   --------------------------------------------------------------------------------
                                                      Stanadyne                                                       Stanadyne
                                                   Automotive Corp.  Subsidiary     Non-Guarantor                  Automotive Corp.
                                                        Parent       Guarantors     Subsidiaries     Eliminations  & Subsidiaries
                                                        ------       ----------     ------------     ------------  --------------

Cash flows from operating activities:
     Net income (loss)                                 $   139         $   150         $  (222)        $     4         $    71
     Adjustments to reconcile net income
       (loss) to net cash provided by (used in)
       operating activities:
          Depreciation and amortization                  3,072             695             330            --             4,097
          Deferred income taxes                            369            (103)           (160)           --               106
          Changes in operating assets and
            liabilities                                 (2,082)           (484)            623            (208)         (2,151)
                                                       -------         -------         -------         -------         -------
          Net cash provided by (used in)
            operating activities                         1,498             258             571            (204)          2,123
                                                       -------         -------         -------         -------         -------

Cash flows from investing activities:
     Capital expenditures                               (2,126)           (258)           (534)           --            (2,918)
                                                       -------         -------         -------         -------         -------
          Net cash used in investing
            activities                                  (2,126)           (258)           (534)           --            (2,918)
                                                       -------         -------         -------         -------         -------

Cash flows from financing activities:
     Net change in debt                                    639            --               (37)           --               602
     Dividends paid                                       (150)           --              --              --              (150)
                                                       -------         -------         -------         -------         -------
          Net cash provided by (used in)
            financing activities                           489            --               (37)           --               452
                                                       -------         -------         -------         -------         -------

Net decrease in cash and cash
  equivalents                                             (139)           --              --              (204)           (343)
Effect of exchange rate changes on cash                     (2)           --              --                (2)             (4)
Cash and cash equivalents at
  beginning of period                                      428               4               6              69             507
                                                       -------         -------         -------         -------         -------
     Cash and cash equivalents at
       end of period                                   $   287         $     4         $     6         $  (137)        $   160
                                                       =======         =======         =======         =======         =======

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)


                                                                                      (Company)
                                                                        Nine Months Ended September 30, 1998
                                                    --------------------------------------------------------------------------------
                                                        Stanadyne                                                      Stanadyne
                                                    Automotive Corp.  Subsidiary     Non-Guarantor                  Automotive Corp.
                                                         Parent       Guarantors     Subsidiaries    Eliminations   & Subsidiaries
                                                         ------       ----------     ------------    ------------   --------------

Cash flows from operating activities:
     Net income (loss)                                 $  3,387         $    259        $ (2,124)      $     30        $  1,552
     Adjustments to reconcile net income
       (loss) to net cash provided by (used in)
       operating activities:
          Depreciation and amortization                  11,203            2,331           1,331           --            14,865
          Deferred income taxes                             (72)              41          (1,074)          --            (1,105)
          Changes in operating assets and
            liabilities                                    (679)            (636)            309             96            (910)
                                                       --------         --------        --------       --------        --------
          Net cash provided by (used in)
            operating activities                         13,839            1,995          (1,558)           126          14,402
                                                       --------         --------        --------       --------        --------

Cash flows from investing activities:
     Capital expenditures                                (7,335)          (1,995)         (1,178)          --           (10,508)
                                                       --------         --------        --------       --------        --------
          Net cash used in investing
            activities                                   (7,335)          (1,995)         (1,178)          --           (10,508)
                                                       --------         --------        --------       --------        --------

Cash flows from financing activities:
     Net change in debt                                  (2,124)            --             2,735           --               611
                                                       --------         --------        --------       --------        --------
          Net cash (used in) provided by
            financing activities                         (2,124)            --             2,735           --               611
                                                       --------         --------        --------       --------        --------

Net increase (decrease) in cash and
  cash equivalents                                        4,380             --                (1)           126           4,505
Effect of exchange rate changes on cash                       3             --                 1             11              15
Cash and cash equivalents at
  beginning of period                                       317                4               4           --               325
                                                       --------         --------        --------       --------        --------
     Cash and cash equivalents at
       end of period                                   $  4,700         $      4        $      4       $    137        $  4,845
                                                       ========         ========        ========       ========        ========

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)


                                                                                  (Predecessor)
                                                                      Nine Months Ended September 30, 1997
                                                ------------------------------------------------------------------------------------
                                                   Stanadyne                                                           Stanadyne
                                                Automotive Corp.   Subsidiary      Non-Guarantor                    Automotive Corp.
                                                    Parent         Guarantors      Subsidiaries      Eliminations    & Subsidiaries
                                                    ------         ----------      ------------      ------------    --------------

Cash flows from operating activities:
     Net income (loss)                            $  2,043          $  2,282          $   (299)         $     (9)         $  4,017
     Adjustments to reconcile net income
       (loss) to net cash provided by
       operating activities:
          Depreciation and amortization              9,217             2,086             1,035              --              12,338
          Deferred income taxes                      3,260              (972)             (213)             --               2,075
          Changes in operating assets and
            liabilities                             (6,567)           (2,495)            1,361               (89)           (7,790)
                                                  --------          --------          --------          --------          --------
          Net cash provided by (used in)
            operating activities                     7,953               901             1,884               (98)           10,640
                                                  --------          --------          --------          --------          --------

Cash flows from investing activities:
     Capital expenditures                           (8,357)             (901)           (1,229)             --             (10,487)
                                                  --------          --------          --------          --------          --------
          Net cash used in investing
            activities                              (8,357)             (901)           (1,229)             --             (10,487)
                                                  --------          --------          --------          --------          --------

Cash flows from financing activities:
     Net change in debt                             (2,188)             --                (654)             --              (2,842)
     Dividends paid                                   (450)             --                --                --                (450)
                                                  --------          --------          --------          --------          --------
          Net cash used in financing
            activities                              (2,638)             --                (654)             --              (3,292)
                                                  --------          --------          --------          --------          --------

Net (decrease) increase in cash and
  cash equivalents                                  (3,042)             --                   1               (98)           (3,139)
Effect of exchange rate changes on cash                (32)             --                  (1)              (39)              (72)
Cash and cash equivalents at
  beginning of period                                3,361                 4                 6              --               3,371
                                                  --------          --------          --------          --------          --------
     Cash and cash equivalents at
       end of period                              $    287          $      4          $      6          $   (137)         $    160
                                                  ========          ========          ========          ========          ========

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



                                       Three Months Ended September 30,           Nine Months Ended September 30,
                                         1998                  1997                  1998                  1997
                                      $         %           $         %          $          %         $          %
                                     ---       ---         ---       ---        ---        ---       ---        ---
Net sales .................        75,039     100.0      60,365     100.0     232,333     100.0     200,289    100.0
Cost of goods sold ........        61,732      82.3      52,473      86.9     189,514      81.6     168,905     84.3
Gross profit ..............        13,307      17.7       7,892      13.1      42,819      18.4      31,384     15.7
SG&A ......................         7,449       9.9       5,544       9.2      22,785       9.8      18,525      9.2
Amortization of intangibles         1,666       2.2         171       0.3       4,423       1.9         512      0.3
Management fees ...........           275       0.4         125       0.2         825       0.4         375      0.2
Operating income ..........         3,917       5.2       2,052       3.4      14,786       6.4      11,972      6.0
Net (loss) income .........           (91)     (0.1)         71       0.1       1,552       0.7       4,017      2.0

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES



COMPARISON OF RESULTS OF OPERATIONS:

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

Net Sales. Net sales for the third quarter of 1998 increased 24.3% to $75.0 million from $60.4 million for the comparable period in 1997. The increase came from higher sales volumes in the Diesel Group, up $13.4 million or 27.4% and sales reported in Precision Engine, up $1.2 million or 10.9%. Higher revenues in the Diesel Group were recorded primarily due to increased demand for the DS electronic pump, mechanical-style pumps and the RSN injector worth $7.5 million, $2.4 million and $1.9 million, respectively. Results in the Diesel Systems Group were not adversely effected by the strikes at General Motors. Revenues in Precision Engine were impacted by higher customer demand from Chrysler Corporation for the roller rocker arm product.

Gross Profit. Gross profit for the third quarter of 1998 increased to $13.3 million from $7.9 million for the third quarter of 1997. Gross profit as a percent of net sales also improved to 17.7% from 13.1%. These changes were primarily the result of the higher sales volumes reported in the Diesel Group.

SG&A. SG&A of $7.4 million in the third quarter of 1998 was higher than the $5.5 million reported in the comparable quarter of 1997. As a percentage of sales, SG&A also increased to 9.9% from 9.2%. Post retirement benefit expenses in the third quarter of 1998 versus 1997 were $0.9 higher than the same period of 1997 when unrecognized gains were included. Salaries and benefits were higher in the third quarter of 1998 versus 1997 by $0.4 million and net research and development costs in the Diesel Group were higher in the third quarter of 1998 versus 1997 by $0.5 million.

Amortization of Intangibles. Amortization of intangible assets increased to $1.7 million in the third quarter of 1998 from $.2 million in the third quarter of 1997. The increased amortization expense in the third quarter of 1998 versus the third quarter of 1997 includes goodwill of $.4 million and other intangible assets of $1.3 million. This increase in amortization is a direct result of the Acquisition (see Note 2 to the financial statements).

Operating Income. Operating income for the third quarter of 1998 increased 90.9% to $3.9 million from $2.1 million in the comparable period of 1997. As a percentage of net sales, operating income increased to 5.2% from 3.4%. Additional gross profit due to higher sales volumes was only partially offset by increased SG&A and amortization expense in the third quarter of 1998.

Net (Loss) Income. There was a net loss of $(.1) million in the third quarter of 1998 as compared to net income of $.1 million in the third quarter of 1997. Interest expense for the third quarter of 1998 increased by $2.0 million from the third quarter of 1997 due to the increased borrowings associated with the Acquisition. The effective tax rate for the third quarter of 1998 was 182.7% compared to 73.2% for the third quarter of 1997. The 1998 tax rate is significantly

                  STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

different from the statutory rate due to an increase in the amount of non-deductible goodwill amortization related to the Acquisition.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

Net Sales. Net sales for the first nine months of 1998 increased 16.0% to $232.3 million from $200.3 million for the comparable period in 1997. All of the increase came from higher sales volumes in the Diesel Group, up $37.1 million or 23.8%, with lower sales reported for Precision Engine, down $5.1 million or 11.5%. Higher revenues in the Diesel Group were reported primarily due to increased demand for the DS electronic pump, mechanical-style pumps and the RSN injector worth $16.6 million, $10.7 million and $8.1 million, respectively. Revenues in Precision Engine were impacted by a reduction associated with lower customer demand from Chrysler Corporation of $2.8 million for the roller rocker arm product and lower demand from Ford of $1.0 million.

Gross Profit. Gross profit for the first nine months of 1998 increased to $42.8 million from $31.4 million for the first nine months of 1997. Gross profit as a percentage of net sales also improved to 18.4% from 15.7%. These changes were primarily the result of the higher sales volumes reported in the Diesel Group.

SG&A. SG&A for the first nine months of 1998 increased to $22.8 million from $18.5 million for the same period of 1997. As a percentage of sales, SG&A also increased to 9.8% from 9.2%. Net research and development costs in the Diesel Group were higher in the first nine months of 1998 versus 1997 by $1.4 million. Post retirement benefit expenses in the first nine months of 1998 were $1.3 million higher than the same period of 1997 when unrecognized gains were included. Salaries and benefits were higher in the first nine months of 1998 versus 1997 by $1.4 million.

Amortization of Intangibles. Amortization of intangible assets increased to $4.4 million in the first nine months of 1998 from $.5 million in the first nine months of 1997. The increase in amortization expense in the first nine months of 1998 versus the first nine months of 1997 includes goodwill of $1.4 million and other intangible assets of $2.5 million. This increase in amortization is a direct result of the Acquisition (see Note 2 to the financial statements).

Operating Income. Operating income for the first nine months of 1998 increased to $14.8 million from $12.0 million in the comparable period for 1997. As a percentage of net sales, operating income increased to 6.4% from 6.0%. Additional gross profit due to higher sales volumes in the Diesel Group was only partially offset by increased SG&A and amortization expense in the first nine months of 1998.

Net Income. Net income decreased to $1.6 million in the first nine months of 1998 from $4.0 million in the first nine months of 1997. Interest expense for the first nine months increased by $6.1 million from the first nine months in 1997 due to the increased borrowings associated with the Acquisition. The effective tax rate for the first nine months of 1998 was 53.6% compared to 39.4% for the first nine months of 1997. The 1998 tax rate is significantly different from the

                  STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

statutory rate due to an increase in the amount of nondeductible goodwill amortization related to the Acquisition.

(3)    LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity have been cash flows from operations supplemented by borrowings under a revolving credit facility. In addition, the Company sometimes utilizes capital leasing, and for its Italian subsidiary, Stanadyne Automotive, SpA, maintains overdraft facilities with local financial institutions.

Cash Flows From Operating Activities. Net cash provided by operations for the first nine months of 1998 totaled $14.4 million, with $6.4 million attributable to the third quarter. Comparable amounts for the first nine months and third quarter of 1997 were $10.6 million and $2.1 million, respectively. Improved cash flows for the first nine months of 1998 attributable to increased business levels in the Diesel Group have been partially offset by higher interest expense of $6.1 million. Cash flows from operations in the third quarter of 1998 were $4.3 million higher than the same period in 1997 due to changes in operating assets and liabilities: lower accounts receivable of $2.0 million due to a collection of a large account receivable outstanding at the end of the second quarter of 1998, higher accrued liabilities of $3.8 million primarily related to biannual interest payments on debt incurred in conjunction with the Acquisition and lower accounts payable of $4.2 million primarily as a result of timing of payments and a reduction in inventory of $2.0 million.

Cash Flows From Investing Activities. The Company's capital expenditures for the first nine months of 1998 were $10.5 million and were comparable to the $10.5 million expended for the same period in 1997. Third quarter capital expenditures were $2.8 million and $2.9 million in 1998 and 1997, respectively. Major capital expenditure programs include increasing capacity in the Diesel Group for pump products, completing the capitalization of the new RSN injector products produced in the US and Italy and the vertical integration of the Chrysler roller-rocker product line in Precision Engine.

Cash Flows From Financing Activities. Cash flows from financing activities for the first nine months of 1998 totaled a net addition to cash of $.6 million. As of September 30, 1998, borrowings under the revolving credit facility were zero. Strong cash flows in 1998 allowed the prepayment of $1.0 million in long term debt. Reductions of capital lease obligations totaled $1.7 million during the first nine months of 1998. Overdraft borrowings for the first nine months in Stanadyne Automotive, SpA were $3.3 million. Funds from borrowings in Stanadyne Automotive, SpA were used to finance operations, working capital requirements and capital investment associated with the new RSN injector product.

(4)    YEAR 2000 ISSUES

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time

                  STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

sensitive software may recognize a date using "00" as Year 1900 rather than Year 2000. This could result in failure or miscalculations causing disruptions of operations.

To ensure that the Company's Management Information Systems ("MIS") are Year 2000 compliant, a team of information technology professionals began preparing for potential Year 2000 problems in 1996. The Company has utilized both internal and external resources to reprogram or replace and test the software for Year 2000 modifications. The Company has identified other technologies outside the Company's MIS and is in the process of upgrading those systems which are not Year 2000 compliant. The Company expects to be in Year 2000 compliance by the end of the first quarter of 1999 for both MIS and technologies outside of MIS.

In addition, the Company has communicated with its major customers and suppliers to determine their Year 2000 compliance readiness and the extent to which the Company is vulnerable to any noncompliance issues. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

The Company estimates that it will spend a total of $.5 million for its Year 2000 compliance conversion. Through September 30, 1998 the Company has spent $.3 million in support of this project, all which has been expensed. The Company's Year 2000 compliance costs represents about 6% of the annual MIS budget. A few nonessential MIS projects have been delayed pending completion of the Year 2000 project.

The most reasonably likely worst case Year 2000 scenario for the Company is the failure of a supplier to be Year 2000 compliant. This scenario could result in a supplier being unable to supply goods or services to the Company for a period, which would result in a loss of sales and profits for a period of time.

The Company is evaluating Year 2000 business disruption scenarios. Critical suppliers have been identified and in depth review of their plans and their sub-tier suppliers are in the process of being assessed. Based on this assessment, further actions and formal contingency plans are being formulated and will be developed by April 1999.

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

                  STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

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


Not Applicable

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                           PART II: OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

              a. Exhibits:

                     10.1.1 First Amendment To Credit Agreement dated July 31, 1998 to amend the Credit Agreement dated as of December 11, 1997 by and among Stanadyne Automotive Corp., the Lenders listed therein, DLJ Capital Funding, Inc., as Syndication Agent, and The First National Bank of Chicago, as Administrative Agent.

                     27.1    Financial Data Schedule

                     27.2    Financial Data Schedule

              b. No report on Form 8-K was filed during the quarter ended
                 September 30, 1998





                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Stanadyne Automotive Corp.
                                            --------------------------
                                                    (Registrant)

 Date:  November 12, 1998                   /s/ Michael H. Boyer
        -----------------                   --------------------
                                            Michael H. Boyer
                                            Vice President and
                                              Chief Financial Officer