Form 10-K
period 1998-12-31
STANADYNE AUTOMOTIVE CORP
filed 1999-03-19
CIK 1053439

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                   FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1998
                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                        Commission File Number 333-45823

                           STANADYNE AUTOMOTIVE CORP.
             (Exact name of registrant as specified in its charter)


                                    Delaware                                                  22-2940378
         (State or Other Jurisdiction of Incorporation or Organization)          (I.R.S. Employer Identification No.)

                     92 Deerfield Road, Windsor, Connecticut                                  06095-4209
                    (Address of Principal Executive Offices)                                  (Zip Code)

Registrant's telephone number including area code (860) 525-0821


           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]           No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 31, 1998, there was no established public trading market for the shares of the Registrant's common stock and no shares of common stock were held by non-affiliates of the Registrant.

The number of Common Shares of the Company, $0.01 per share par value, outstanding as of March 15, 1999 was 1,000.

                   DOCUMENTS INCORPORATED BY REFERENCE - None

                           STANADYNE AUTOMOTIVE CORP.

                                    FORM 10-K

                                TABLE OF CONTENTS


                                                                                                             PAGE
PART I:
       ITEM   1.      Business.................................................................................3
       ITEM   2.      Properties...............................................................................9
       ITEM   3.      Legal Proceedings.......................................................................10
       ITEM   4.      Submission of Matters to a Vote of Security Holders.....................................10

PART II:
       ITEM   5.      Market for the Registrant's Common Equity and Related Stockholder
                      Matters.................................................................................11
       ITEM   6.      Selected Financial Data.................................................................12
       ITEM   7.      Management's Discussion and Analysis of Financial Condition and
                      Results of Operations...................................................................14
       ITEM  7A.      Quantitative and Qualitative Disclosures About Market Risk..............................20
       ITEM   8.      Financial Statements and Supplementary Data.............................................21
       ITEM   9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................................................................22

PART III:
       ITEM  10.      Directors and Executive Officers of the Registrant......................................23
       ITEM  11.      Executive Compensation..................................................................26
       ITEM  12.      Security Ownership of Certain Beneficial Owners and Management..........................32
       ITEM  13.      Certain Relationships and Related Transactions..........................................34

PART IV:
       ITEM  14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................35
       Signatures     ........................................................................................37

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Stanadyne Automotive Corp. (the "Company") is a designer and manufacturer of highly engineered, precision manufactured engine components, including fuel injection equipment for diesel engines and hydraulic lash compensating devices for gasoline engines (the latter commonly known, and referred to hereafter, as "hydraulic valve lifters"). The Company sells engine components to original equipment manufacturers ("OEMs") in a variety of applications, including automobiles, light duty trucks, agricultural and construction vehicles and equipment, industrial products and marine equipment. The Company also sells replacement units and parts through its aftermarket distribution network. The Company conducts its business through two principal operating segments: the Diesel Group, which accounted for 84% of the Company's 1998 net sales, and Precision Engine Products Corp. ("Precision Engine"), a wholly-owned subsidiary, which accounted for 16% of the Company's 1998 net sales. Additional segment information can be found in Note 20 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.

The Company is a wholly-owned subsidiary of Stanadyne Automotive Holding Corp. ("Holdings"). The Company and Holdings were formed by American Industrial Partners Capital Fund II, L.P. ("AIP") upon the purchase of Stanadyne Automotive Corp. and Subsidiaries (the "Predecessor") from Metromedia Company (the "Sellers") on December 11, 1997 (the "Acquisition").

THE DIESEL GROUP

The Diesel Group is the largest independent (non-captive) manufacturer of diesel fuel injection equipment in the United States, and one of only five independent worldwide manufacturers selling to the geographic areas in which the Company competes. Net sales for the Diesel Group were $256.6 million, $216.6 million and $202.4 million for 1998, 1997 and 1996, respectively. Operating income for the Diesel Group was $12.7 million for 1998, $8.3 million for 1997 and $1.2 million for 1996. Total assets of the Diesel Group were $283.7 million, $282.7 million and $170.0 million at December 31, 1998, 1997 and 1996, respectively.

  Products

The Diesel Group produces fuel injection equipment for diesel engines of up to 250 horsepower, an engine range comprising approximately 90% of all diesel engines produced worldwide. The Diesel Group sells its fuel injection products to its customers on an individual component basis or by complete line. Fuel pumps and injectors, the Diesel Group's primary products, are the most highly engineered, precision manufactured components on a diesel engine and comprise the core components of a diesel engine's fuel system. Because fuel system components are so elemental to the proper functioning and optimal performance of a diesel engine, they are essentially custom engineered for a specific engine platform. As a result, the Company typically supplies these components on a sole source basis for the life of the engine platform. The Diesel Group also manufactures diesel fuel filters, fuel heaters and water separators and distributes diesel fuel conditioners, stabilizers and diesel engine diagnostic equipment.

  Customers

The Diesel Group's primary customers are OEMs of diesel engines. The Diesel Group's four largest customers, Deere & Company ("Deere"), General Motors Corporation ("GM"), Ford Motor Company ("Ford") and Perkins Engines, accounted for approximately $161.3 million, or approximately 62.9% of the Diesel Group's net sales. The Diesel Group had two customers that accounted for more than 10% of 1998 net sales: Deere accounted for 22.8% and GM accounted for 22.0% of the Diesel Group's 1998 net sales.

To support the servicing of the engine and the Diesel Group's products in service, the Diesel Group sells aftermarket units and parts to the service organizations of its OEM customers and through its own global network of authorized distributors and dealers.

  Plant Closing

On September 9, 1998, the Company announced the closure of its manufacturing facility in Bari, Italy. The closing is scheduled to be completed in the second quarter of 1999. The Bari plant is part of a wholly-owned subsidiary, Stanadyne Automotive, SpA ("SpA"), which is headquartered in Brescia, Italy. This action was taken because of continuing financial losses at Bari resulting from worldwide excess manufacturing capacity for the types of diesel fuel injectors produced there. The cost of closing the operation has resulted in a charge to 1998 earnings of $4.2 million.

  Dissolution of Subsidiary

On October 6, 1998, DSD International Corp., a wholly-owned subsidiary, was dissolved. DSD International Corp. was a redundant corporation originally established in 1989 for foreign activities which never materialized. DSD International Corp. had no assets at the time of the dissolution.

PRECISION ENGINE

Precision Engine is a major independent (non-captive) manufacturer of hydraulic valve lifters for gasoline engines. Net sales for Precision Engine were $50.5 million, $56.7 million and $73.2 million for 1998, 1997 and 1996, respectively. Operating income for Precision Engine was $2.3 million, $4.0 million and $8.7 million for 1998, 1997 and 1996, respectively. Total assets of Precision Engine were $58.0 million, $56.5 million and $39.7 million at December 31, 1998, 1997 and 1996, respectively.

  Products

Precision Engine designs and manufactures four basic types of hydraulic valve lifters: roller rocker arms, lash adjusters, roller valve lifters and slipper valve lifters. These products convert the rotary motion of a camshaft into a reciprocating motion and allow for the adjustment of lash (clearance) as valves are opened and closed in the cylinder head of an engine. Roller rocker arms accounted for 65.8% of Precision Engine's 1998 net sales.

  Customers

Precision Engine's primary customers are OEMs. Chrysler Corporation ("Chrysler") and Ford accounted for 65.8% and 14.2%, respectively, of Precision Engine's 1998 net sales. Precision Engine also sells to several companies for distribution into the aftermarket.

  Recent Developments

Precision Engine was selected in 1997 as the sole supplier of roller rocker arm assemblies for use on an engine to be manufactured in Brazil by Tritec Motors LTDA. ("Tritec"), a Brazilian joint venture company formed by Chrysler and BMW. To support this new business opportunity, Precision Engine established a new subsidiary in Brazil, Precision Engine Products LTDA. ("PEPL"), on October 16, 1998. PEPL is wholly-owned by Precision Engine (except for a fraction of 1% which is owned by the Company). This new limited liability company will manufacture, assemble and test roller rocker arm assemblies for supply to Tritec. Initial pilot production at PEPL is scheduled to begin in the second half of 1999. Investment in PEPL will begin in mid 1999.

COMPETITION

Because of the technical expertise required to design and manufacture the Company's products to the tolerances required, the existence of longstanding supply relationships in the engine component business, and the significant capital expenditures and lead time required to enter the business, there are a limited number of manufacturers selling to the global markets in which the Company operates. The Company competes on the basis of technological innovation, product quality, processing and manufacturing capabilities, service support and price. The main competitors with the Diesel Group are Robert Bosch GmbH (the leading supplier of fuel injection equipment in Europe), Lucas Varity (formerly Lucas C.A.V.), Zexel and Nippondenso (both licensees of Bosch with few sales outside of Japan). The main competitors of Precision Engine are INA Walzlager Schaeffler KG, Eaton Corporation and WA Thomas (formerly the Hylift division of SPX Corporation).

RAW MATERIALS AND COMPONENT PARTS

The Company's products are made largely of specially designed metal parts, most of which are designed, purchased, cast or stamped and machined by the Company to its own technical specifications. Metallic raw materials such as steel, aluminum, copper and brass are commodity items readily available from a number of suppliers. Certain parts, such as electronic components, are made to the Company's specifications. Other parts such as fasteners, are purchased by the Company from outside suppliers as standardized parts or are made to the Company's specifications. Although from time to time the Company has experienced temporary supply shortages due to localized conditions, no such shortage has materially adversely affected the Company.

PATENTS AND TRADEMARKS

The Company relies upon patent, trademark and copyright protection as well as upon unpatented technological know-how and other trade secrets, for certain of its products, components, processes and applications. However, the Company's operations are not dependent upon any single or related group of patents, copyrights or trademarks or their duration. The Company considers its proprietary information important, especially in the maintenance of its competitive position in the aftermarket business, and takes actions to protect its intellectual property rights.

EMPLOYEES

At December 31, 1998, the Company employed 2,642 persons of whom approximately 26% were salaried and 74% were hourly employees. All of the Company's employees are non-unionized with the exception of those in SpA. The Company believes its relations with its employees are good.

TECHNOLOGY, RESEARCH AND DEVELOPMENT

Engine manufacturers are required to continually improve engine performance and fuel economy. Accordingly, the Company's research and development investment is significant. The Diesel Group has an 80,000 sq. ft. engineering facility in Windsor, Connecticut. This facility contains fifteen dynamometer test cells, a vehicle emission test site, approximately 200 development and durability test stands, five vehicle test bays, microprocessor, instrumentation, vibration and filtration research laboratories and environmental chambers for cold test, hot/cold cycle and salt exposure testing. In general, the Company funds its own research and development expenses, although during the pre-production program phase some of those expenses may be customer funded. Research and development costs incurred for 1998, 1997 and 1996 were $10.3 million, $9.9 million and $12.7 million, respectively, of which $0.7 million, $1.6 million, and $2.1 million, respectively, were reimbursed by customers. The Diesel Group accounts for over 95% of these amounts.

Once an OEM commits to purchasing a product from the Company, usually one to three years into the development or application process, the Company may need to allocate capital for the machinery, equipment and tooling necessary for engine program launch, ramp-up and product volume increases. Furthermore, given the significant existing capital investment in plant and equipment already made by the Company, the Company has an on-going capital investment program to maintain, upgrade and replace its investments. In 1998, 1997 and 1996, the Company spent $14.4 million, $13.5 million and $8.8 million, respectively, on capital investments.

FINANCIAL INFORMATION ABOUT INTERNATIONAL AND DOMESTIC
OPERATIONS AND EXPORT SALES

The Company has manufacturing operations in the United States and Italy. The products manufactured at all locations are sold within their respective domestic markets, as well as exported throughout the world. These products are sold to both OEM and aftermarket customers.

The sales to OEM and aftermarket customers during 1998, 1997 and 1996 were as follows:

                                        1998            1997              1996
                                       ------          ------            ------
                                                 (dollars in millions)
    Original Equipment
         Diesel Group                  $159.4          $135.5            $125.7
         Precision Engine                44.8            49.4              63.3
    Aftermarket
         Diesel Group                    97.2            81.1              76.7
         Precision Engine                 5.7             7.3               9.9
                                       ------          ------            ------
             Total Net Sales           $307.1          $273.3            $275.6
                                       ======          ======            ======

Detailed results of operations and assets by geographic area for the years ended December 31, 1998, 1997 and 1996 appear below and appear in Note 21 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.

                                          1998          1997          1996
                                         ------        ------        ------
                                                (dollars in millions)
Net Sales:
     United States                       $195.6        $183.6        $192.4
     England                               51.0          40.4          33.4
     All Other Geographic Areas            60.5          49.3          49.8
                                         ------        ------        ------
         Total Net Sales                 $307.1        $273.3        $275.6
                                         ======        ======        ======

Operating Income (Loss):
     United States                       $ 21.7        $ 12.5        $ 12.7
     Italy                                 (6.7)          (.2)         (2.8)
                                         ------        ------        ------
         Total Operating Income          $ 15.0        $ 12.3        $  9.9
                                         ======        ======        ======

Identifiable Assets:
     United States                       $271.4        $273.9        $169.2
     Italy                                 50.5          47.4          25.7
                                         ------        ------        ------
         Total Identifiable Assets       $321.9        $321.3        $194.9
                                         ======        ======        ======

The Company's worldwide operations are subject to the risks normally associated with foreign operations, including but not limited to, the disruption of markets, changes in export or import laws, labor unrest, political instability, restrictions on transfers of funds, unexpected changes in regulatory environments, difficulty in obtaining distribution and support, and potentially adverse tax consequences. In addition, even though the Company generally matches, to the extent possible, related costs and revenues in a single currency, and generally includes exchange rate protections in its sales contracts, the U.S. dollar value of the Company's foreign sales varies with foreign currency exchange rate fluctuations. There can be no assurance that any of the foregoing factors will not have a material adverse effect on the Company.

ENVIRONMENTAL MATTERS

The Company's facilities are subject to federal, state and local environmental requirements, including those governing discharges to the air and water, the handling and disposal of industrial and hazardous wastes, and the remediation of contamination associated with releases of hazardous substances. The Company's manufacturing operations involve the use of hazardous substances and, as is the case with manufacturers in general, if a release of hazardous substances occurs or has occurred on or from the Company's facilities, the Company may be held liable and may be required to pay the cost of remedying the condition. The amount of any such liability could be material. Pursuant to the terms of the Acquisition, the Sellers have agreed to conduct and complete remediation of soil and groundwater contamination at the Company's Windsor, CT and Jacksonville, NC facilities. Although the Sellers have agreed to complete these remediations and have indemnified the Company with respect to these matters and certain other environmental matters, there can be no assurance that the Sellers will have the ability to completely fulfill their obligations to indemnify the Company for such matters. If the Sellers are unable to fulfill their obligations, the Company will be responsible for such matters and the cost could be material. Current estimates of the cost of the remediations to be completed by the Sellers at the Windsor, CT and Jacksonville, NC facilities are $1.7 million and $0.3 million, respectively. Additional information can be found in Note 19 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Company, including financial statements, notes to financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations. All of these forward-looking statements are based on estimates and assumptions made by the management of the Company which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such estimates and statements. No assurance can be given that any such estimates will be realized, and actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (1) increased competition; (2) increased costs; (3) loss or retirement of key members of management; (4) increases in the Company's cost of borrowing or inability or unavailability of additional debt or equity capital; (5) adverse state or federal legislation or regulation or adverse determinations in pending litigation; and (6) changes in general economic conditions and/or in the markets in which the Company competes. Many of such factors are beyond the control of the Company and its management.

ITEM 2.  PROPERTIES

The Company's executive offices are located in Windsor, Connecticut. The Company believes that substantially all of its properties and equipment are in good condition, and that it has sufficient capacity to meet its current and projected manufacturing and distribution needs.

Below is a summary of the existing facilities:

                        Square     Type of
         Location       Footage    Interest   Description of Use
         --------       -------    --------   ------------------
DIESEL GROUP:
 Windsor, CT            571,000    Owned      Corporate Offices, Diesel Group
                                              Headquarters, Sales and Marketing,
                                              Engineering Center, Manufacturing
 Jacksonville, NC       110,000    Owned      Manufacturing, Distribution
 Washington, NC         177,000    Owned      Manufacturing
 Trappes, France         23,000    Leased     Engineering, Sales
 Huntingdon, England      3,000    Leased     Engineering, Sales
 Brescia, Italy         175,000    Owned      SpA Headquarters, Engineering,
                                              Sales, Manufacturing
 Bari, Italy (1)        117,000    Leased     Manufacturing

PRECISION ENGINE:
 Windsor, CT            119,000    Owned      Manufacturing
 Tallahassee, FL        125,000    Owned      Precision Engine Headquarters,
                                              Manufacturing, Engineering
 Elmhurst, IL             1,100    Leased     Sales

         (1) The Bari, Italy manufacturing plant is scheduled to be closed during the second quarter of 1999.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in various legal and regulatory proceedings generally incidental to its business. While the results of any litigation or regulatory issue contain an element of uncertainty, management believes that the outcome of any known, pending or threatened legal proceeding, or all of them combined, will not have a materially adverse effect on the Company's financial position or results of operations.

The Company is subject to potential environmental liability and various claims and legal actions, which are pending or may be asserted against the Company concerning environmental matters. Reserves for such liabilities have been established and no insurance recoveries have been anticipated in the determination of the reserves. In management's opinion, the aforementioned claims will be resolved without materially adverse effects on the results of operations, financial position or cash flows of the Company. In conjunction with the Acquisition of the Company from the Sellers on December 10, 1997, the Sellers agreed to partially indemnify the Company and AIP relating to certain environmental matters. See "Environmental Matters" in Item 1 of this report.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

As of March 1, 1999, Holdings was the holder of record of all the shares of common stock, par value, $.01 per share (the "Common Stock"), of the Company. There is no established trading market for the Common Stock. The Company has never paid or declared a cash dividend on the Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated historical financial, operating and other data of the Company and its subsidiaries for the year ended 1998, the 21 day period ended December 31, 1997, the 344 day period ended December 10, 1997 and the years ended December 31, 1996, 1995 and 1994. All data prior to December 11, 1997 was taken from the consolidated financial statements of the Predecessor and represents the results of operations of the Predecessor through the date of the Acquisition. The selected consolidated financial data for the year ended December 31, 1998 and the 21 day period ended December 31, 1997 were derived from the consolidated financial statements of the Company and represent the results of operations of the Company subsequent to the Acquisition. The data presented below should be read in conjunction with the consolidated financial statements and the related footnotes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                 COMPANY
                                                                      ------------------------------
                                                                       Year Ended      21 Days Ended
                                                                      December 31,      December 31,
                                                                          1998              1997
                                                                      -----------      -------------
                                                                        (DOLLARS IN THOUSANDS)
STATEMENTS OF OPERATIONS DATA:
Net sales                                                              $ 307,053         $  14,154

Cost of goods sold                                           (a)         251,730            11,418
                                                                        ---------         ---------
Gross profit                                                 (b)          55,323             2,736
Selling, general and administrative expenses              (a)(c)          40,291             1,845
                                                                        ---------         ---------

Operating income                                                          15,032               891

Interest expense, net                                                    (15,138)             (880)
                                                                        ---------         ---------

(Loss) income before taxes, extraordinary item
    and cumulative effect of change in accounting                           (106)               11

Income tax expense (benefit)                                               1,581                23
                                                                        ---------         ---------
(Loss) income before extraordinary item and
    cumulative effect of change in accounting                             (1,687)              (12)

Extraordinary item                                           (d)            --                --
Effect of change in accounting principle                     (e)            --                --
                                                                        ---------         ---------

Net (loss) income                                                         (1,687)              (12)

Preferred dividend requirement                                              --                --
                                                                        ---------         ---------
Net (loss) income applicable to
    common shareholders                                               $   (1,687)        $     (12)
                                                                        =========         =========

BALANCE SHEET DATA (AT YEAR END):
Fixed assets, net of accumulated depreciation
    and amortization                                                  $  125,966         $ 124,443
Total assets                                                             321,916           321,310
Long-term debt (including current portion)                               160,486           161,152

Stockholders' equity                                                      59,191            59,845

                                                                                          PREDECESSOR
                                                                       ----------------------------------------------------
                                                                       344 Days Ended         Years Ended December 31,
                                                                        December 10,    -----------------------------------
                                                                             1997         1996         1995          1994
                                                                       --------------   ---------    ---------    ---------

STATEMENTS OF OPERATIONS DATA:
Net sales                                                                 $ 259,144     $ 275,639    $ 272,145    $ 286,964

Cost of goods sold                                           (a)            219,642       234,756      235,645      244,307
                                                                          ---------     ---------    ---------    ---------
Gross profit                                                 (b)             39,502        40,883       36,500       42,657
Selling, general and administrative expenses              (a)(c)             28,098        30,976       31,740       35,075
                                                                          ---------     ---------    ---------    ---------

Operating income                                                             11,404         9,907        4,760        7,582

Interest expense, net                                                        (6,673)       (8,259)      (9,292)      (9,050)
                                                                          ---------     ---------    ---------    ---------

(Loss) income before taxes, extraordinary item
    and cumulative effect of change in accounting                             4,731         1,648       (4,532)      (1,468)

Income tax expense (benefit)                                                  1,789           376       (1,297)        (964)
                                                                          ---------     ---------    ---------    ---------
(Loss) income before extraordinary item and
    cumulative effect of change in accounting                                 2,942         1,272       (3,235)        (504)

Extraordinary item                                           (d)               --            --         (1,711)        --
Effect of change in accounting principle                     (e)               --           4,330         --           --
                                                                          ---------     ---------    ---------    ---------

Net (loss) income                                                             2,942         5,602       (4,946)        (504)

Preferred dividend requirement                                                 (450)         (600)        (600)        (600)
                                                                          ---------     ---------    ---------    ---------
Net (loss) income applicable to
    common shareholders                                                   $   2,492     $   5,002    $  (5,546)   $  (1,104)
                                                                          =========     =========    =========    =========

BALANCE SHEET DATA (AT YEAR END):
Fixed assets, net of accumulated depreciation
    and amortization                                                      $    --       $  96,116    $ 103,202    $ 110,336
Total assets                                                                   --         194,917      219,417      214,255
Long-term debt (including current portion)                                     --          85,912      112,199       94,331

Stockholders' equity                                                           --           8,879        3,116       11,621




(a) Net loss for 1998 includes plant closure costs of $4.2 million. Approximately $0.8 million of closure costs are included in cost of goods sold and the remaining $3.4 million of closure costs are included in selling, general and administrative expenses.

(b) Includes approximately $14.8 million of warranty expense in 1994 relating to the voluntary non-safety recall by GM of vehicles carrying a GM 6.5L engine, which contained the Company's DS Electronic Pump.

(c) Approximately $1.5 million is included in selling, general and administrative expenses for 1994 that represents a loss on disposal and write-down of assets. For all remaining periods presented, the loss on disposal and write-down of assets also is included in selling, general and administrative expenses but is not material. In addition, in 1994 selling, general and administrative expenses include a $1.3 million write-off of deferred debt issuance costs.

(d) Net income for 1995 includes an extraordinary loss of $1.7 million, net of income taxes, for the early extinguishment of debt.

(e) Net income for 1996 includes a gain of $4.3 million, net of income taxes, for the cumulative effect of a change in accounting principle for postretirement benefits to amortize unrecognized gains and losses exceeding 10% of the accumulated post-retirement benefit obligation over twelve months. Previously, such gains and losses were amortized over the average remaining service period of the plan participants.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion provides an assessment of the consolidated results of operations and liquidity and capital resources of the Company. Information provided for 1998 represents a full calendar year of operations. In December of 1997, the Company was acquired by AIP. The Acquisition was accounted for using the purchase method of accounting and, accordingly, the 1997 figures reflect the operating results of the Company for the 21 day period ended December 31, 1997, and the operating results of the Predecessor for the 344 days ended December 10, 1997. The operating results for the 21 day period of the Company are not material in comparison to the 344 day period of the Predecessor. Unless otherwise indicated, 1997 historical results represent the combined operating results of the Predecessor for the 344 day period through the date of the Acquisition and the Company for the 21 day period subsequent to the Acquisition.

BASIS OF PRESENTATION

The following table sets forth certain audited performance details for the periods shown. Net sales, cost of goods sold, gross profit, selling, general and administrative expense ("SG&A"), amortization of intangibles, management fees, operating income and net (loss) income of the Company and Predecessor are presented in thousands of dollars and as a percentage of net sales.

                                                                    Year Ended December 31,
                                       ------------------------------------------------------------------------------
                                               1998                          1997                         1996
                                       --------------------           -------------------         -------------------
                                                                     (dollars in thousands)
                                          $             %                $            %              $            %
                                       -------        -----           -------       -----         -------       -----
Net sales                              307,053        100.0           273,298       100.0         275,639       100.0
Cost of goods sold                     251,730         82.0           231,060        84.5         234,756        85.2
Gross profit                            55,323         18.0            42,238        15.5          40,883        14.8
SG&A                                    33,223         10.8            28,470        10.4          29,603        10.7
Amortization of intangibles              5,968          1.9               944         0.3             873         0.3
Management fees                          1,100          0.4               529         0.2             500         0.2
Operating income                        15,032          4.9            12,295         4.5           9,907         3.6
Net (loss) income                       (1,687)        (0.5)            2,930         1.1           5,602         2.0


COMPARISON OF RESULTS OF OPERATIONS

OVERVIEW

Operating results for 1998 proved strong as sales and operating income were increased substantially over the prior year. The strength is due to growth in net sales in the Diesel Group while Precision Engine results were down from 1997. During 1998, the Diesel Group continued to increase its agricultural pump production, experienced increased demand from GM for its electronic pump and commenced production shipments of its RSN injector to Volkswagen ("VW"). Organizational changes in the Company during 1998 included the decision to close the Diesel Group's Bari, Italy facility and the formation of a Brazilian subsidiary of Precision Engine in support of the Tritec business opportunity.

1998 COMPARED TO 1997

Net Sales. Net sales increased to $307.1 million in 1998 from $273.3 million in 1997, an increase of $33.8 million or 12.4%. The increase was attributable to an increase in net sales of $40.0 million or 18.5% in the Diesel Group, which was partially offset by a decline at Precision Engine of $6.2 million, or 11.0%. The increase in the Diesel Group's net sales resulted from increased OEM sales of $23.9 million, as well as increased demand for replacement parts of $16.1 million. These higher revenues were primarily due to an increase in demand for the DS electronic pump of $17.2 million, mechanical-style pumps of $12.3 million and the RSN injector of $11.6 million. Precision Engine's net sales decline was due primarily to a $2.2 million reduction in demand by Chrysler for the roller rocker arm product and a $1.5 million reduction in demand by Ford for roller valve lifters due to decreased vehicle demands.

Gross Profit. Gross profit increased to $55.3 million in 1998 from $42.2 million in 1997, an increase of $13.1 million or 31.0%. As a percentage of net sales, gross profit increased to 18.0% from 15.5%. These changes were primarily the result of higher sales volumes reported by the Diesel Group. Cost of goods sold for 1998 included $0.8 million of inventory write-downs associated with the plant closure costs in Bari.

Selling, General and Administrative Expense. SG&A expense increased to $33.2 million in 1998 from $28.5 million in 1997, an increase of $4.7 million or 16.7%. As a percentage of sales, SG&A increased to 10.8% from 10.4%. This increase was due to $3.4 million charge in the fourth quarter of 1998 for employee-related costs associated with the plant closure in Bari, Italy. Net product development costs increased $1.5 million and postretirement benefit expenses increased $1.7 million in 1998 over 1997 when actuarial gains were recorded. Bonuses decreased $1.8 million from 1997, when bonuses of $2.7 million related to the sale of the Company were incurred. Excluding the effect of the plant closure costs incurred in 1998, SG&A was up $1.3 million, or 4.6%, from 1997.

Amortization of Intangibles. Amortization of intangible assets increased to $6.0 million in 1998 from $0.9 million in 1997. The increase includes amortization of goodwill of $2.4 million and other intangible assets amortization of $3.6 million. These increases are a direct result of the Acquisition.

Operating Income. Operating income increased to $15.0 million in 1998 from $12.3 million in 1997, an increase of $2.7 million or 22.3%. As a percentage of net sales, operating income increased to 4.9% from 4.5%. The growth primarily reflects the effect of higher sales volume and gross profit in the Diesel Group, which was partially offset by the plant closure costs of $4.2 million and higher amortization costs of $5.1 million.

Net (Loss) Income. The net loss of $1.7 million in 1998 was a $4.6 million reduction from net income of $2.9 million in 1997. The decrease in net income reflects a $2.7 million increase in operating income offset by $7.6 million in higher interest expense, a result of the additional debt from the Acquisition.

1997 COMPARED TO 1996

Net Sales. Net sales decreased to $273.3 million in 1997 from $275.6 million in 1996, a decrease of $2.3 million or 0.8%. The decrease was attributable to a sales decline at Precision Engine of $16.5 million or 22.5%, partially offset by a $14.2 million or 7.0% increase in net sales at the Diesel Group. Precision Engine's sales decline was due primarily to a decrease in demand by Chrysler for roller rocker arm assemblies, as demand for the vehicles into which the roller rocker arms are incorporated decreased. The increase in the Diesel Group's sales resulted from an increase in OEM sales of $9.8 million as well as an increase in demand for replacement parts of $4.4 million.

Gross Profit. Gross profit increased to $42.2 million in 1997 from $40.9 million in 1996, an increase of $1.3 million or 3.2%. As a percentage of net sales, gross profit increased to 15.5% from 14.8%. The increase was due to the higher net sales at the Diesel Group and a $2.2 million decrease in warranty expenses from 1996 and was partially offset by a decrease in net sales of Precision Engine of $5.2 million.

Selling, General and Administrative Expense. SG&A expense decreased to $28.5 million in 1997 from $29.6 million in 1996, a decrease of $1.1 million or 3.7%. As a percentage of net sales, SG&A decreased to 10.4% from 10.7%. This change was a result of a decrease in product engineering expense of $2.0 million, due to the conclusion of a product development program which the Company chose to no longer pursue, and a decrease in retiree medical expenses of $1.2 million. The reductions in SG&A were partially offset by bonus payments of $2.7 million related to the Acquisition.

Operating Income. Operating income increased to $12.3 million in 1997 from $9.9 million in 1996, an increase of $2.4 million or 24.2%, primarily due to lower warranty expenses and a reduction of $1.0 million in SG&A expense. As a percentage of sales, operating income increased to 4.5% from 3.6%.

Net Income. Net income decreased to $2.9 million in 1997 from $5.6 million in 1996, a decrease of $2.7 million. The decrease in net income reflects the net effect of the $2.4 million increase in operating income, a $0.6 million decrease in interest expense and a non-recurring gain in 1996 of $4.3 million, net of income taxes, due to the change in accounting principles for postretirement benefits. Excluding the effect of the $4.3 million gain from the 1996 figures, net income in 1997 increased $1.6 million from $1.3 million in 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company is highly leveraged as a result of the Acquisition and will continue to have a significant amount of indebtedness. As of December 31, 1998, the Company had $160.5 million of indebtedness. The Company's principal sources of liquidity are cash flow from operations supplemented by borrowings under a revolving credit facility. The Company occasionally has utilized capital leases and, for its Italian subsidiary, SpA, has overdraft facilities with local financial institutions. In addition, subject to the restrictions in the Company's lending agreements, additional senior or other indebtedness may be incurred from time to time to finance acquisitions or capital expenditures or for other general corporate purposes.

Net cash flow provided by operating activities was $20.6 million, $10.2 million and $37.8 million in 1998, 1997 and 1996, respectively. The increase in cash flows in 1998 was primarily due to the $2.7 million increase in operating income and the $12.8 million year-to-year improvement in funds provided from working capital, noncurrent asset and noncurrent liability accounts, partially offset by a $7.6 million increase in interest expense. The year-to-year improvement in working capital accounts reflects higher account balances at year-end 1997 when higher working capital requirements were associated with the expansion of the Diesel Groups pump and injector operations. Accrued liabilities in 1998 totaling $6.4 million reflect the sum of Bari plant closure costs and related leaving indemnity scheduled for payment in 1999. The reduction in cash flow provided by operations in 1997 as compared to 1996 was primarily due to working capital requirements associated with the expansion of the Diesel Group's pump and injector operations.

Capital expenditures were $14.4 million, $13.5 million and $8.8 million in 1998, 1997 and 1996, respectively. These amounts primarily reflect cash outlays for the purchase of machinery and equipment and the maintenance of existing facilities. Management estimates that the Company has historically spent, and will continue to spend, approximately $3.0 million annually on maintenance of plant and equipment. The remaining non-maintenance capital expenditures represent cash outlays for equipment, machinery or plant expansion in order to support new engine platforms on which the Company intends to supply engine components or to increase capacity to support increased production volumes on existing engine platforms. The Company's capital expenditures of $14.4 million in 1998 were primarily for added capacity in the Diesel Group of $7.7 million associated with pump and injector programs which began in 1997 and for the completion of the Precision Engine project of $2.2 million to machine in-house roller rocker arm castings. The Company's capital expenditures of $13.5 million for 1997, includes amounts relating to capacity expansion in connection with the Diesel Group's award of 100% of Deere's rotary pump purchases for its 320 and 350 series engines, $7.0 million for the machinery and equipment for production of the RSN injector and $2.5 million for the equipment necessary to machine in-house the aluminum castings for the production of roller rocker arm assemblies for Chrysler.

At December 31, 1998, 1997 and 1996, the Company did not establish a valuation allowance to offset any deferred tax assets. Although the Company has an accumulated deficit balance, it has reported operating income on the consolidated statements of operations as well as income for tax purposes in 1998, 1997 and 1996. The Company continues to exhibit growth in sales to existing customers, as well as new customers. This is expected to result in the production of, and growth in, taxable income. Based on projections for future taxable income over the periods during which the deferred tax assets are deductible, and the expectation that a significant portion of these deferred tax assets are to be realized by offsetting them against temporary items, it is management's belief that it is more likely than not that all deferred tax assets will be fully realized.

Management believes that cash flows from operations and availability under the revolving credit facility will provide adequate funds for the Company's foreseeable working capital needs, planned capital expenditures and debt service obligations. At December 31, 1998, the Company had $30 million in revolving credit lines of which $3.6 million was used for standby letters of credit, leaving $26.4 million available for borrowings. The Company's ability to fund its operations, make planned capital expenditures, make scheduled debt payments, refinance indebtedness and remain in compliance with all of the financial covenants under its debt agreements will depend on its future operating performance and cash flow, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control.

YEAR 2000 MATTERS

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time sensitive software may recognize a date using "00" as Year 1900 rather than Year 2000. This could result in failure or miscalculations causing disruptions of operations.

To ensure that the Company's Management Information Systems ("MIS") are Year 2000 compliant, a team of information technology professionals began preparing for potential Year 2000 problems in 1996. The Company is also focusing on hardware and software tools, programming and outside factors that may affect the Company's operations, including the Company's vendors, banks and utility companies. While the Company feels that it will be in compliance by the end of the second quarter, the Company's analysis of the Year 2000 threat is on-going and will be continuously updated throughout 1999 as necessary.

In addition, the Company has communicated with its major customers and critical suppliers to determine their Year 2000 compliance readiness and the extent to which the Company is vulnerable to any noncompliance issues. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

The Company estimates that it will spend a total of $0.5 million for its Year 2000 compliance conversion. Through December 31, 1998, the Company spent $0.4 million in support of this project, all of which has been expensed. Since commencing Year 2000 compliance efforts, the Company's average annual Year 2000 compliance costs represent about 6% of the annual MIS budget. A few non-essential MIS projects have been delayed pending completion of the Year 2000 project.

The Company is evaluating Year 2000 business disruption scenarios. The most reasonably likely worst case scenario for the Company is the failure of a critical supplier to be Year 2000 compliant. This scenario could result in a supplier being unable to supply goods or services to the Company for a period of time, which would result in a loss of sales and profits for a period of time.

Critical suppliers have been identified, and their plans and their sub-tier suppliers are in the process of being assessed. Management has determined that it would take approximately six weeks to resource materials from any one critical supplier. Based on this assessment, further actions and formal contingency plans are being formulated and will be developed during the second quarter of 1999.

NEW ACCOUNTING STANDARD

In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be recognized immediately or deferred depending on the use of the derivative and if the derivative is a qualifying hedge. The

Company plans to adopt SFAS No. 133 by January 1, 2000, as required. The Company is currently assessing the impact of this statement on the Company's consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks which include changes in interest rates and changes in foreign currency exchange rates as measured against the U.S. dollar.

Interest Rate Risk. The carrying value of the Company's revolving credit lines and term loans approximate fair value. The term loans are primarily LIBOR borrowings and are repriced approximately every three months based on prevailing market rates. Pursuant to the Company's credit agreement, the Company has entered into an interest rate cap agreement with a notional amount of $20 million which is approximately one-third the outstanding balance of the term loans. The agreement, which expires on December 30, 1999, effectively limits the net interest cost at 10% for the notional amounts covered under the agreement. A 10% change in the interest rate on the term loans would have increased or decreased the 1998 interest expense by $0.5 million. The 10-1/4% Senior Subordinated Debt (the "Notes") bears interest at a fixed rate and, therefore, is not sensitive to interest rate fluctuation. As of December 31, 1998, the Notes were traded at "par", resulting in no significant difference between fair value and recorded value.

Foreign Currency Risk. The Company has a subsidiary in Italy and branch offices in France and England, thereby creating exposures to changes in foreign currency exchange rates. Changes in exchange rates may positively or negatively affect the Company's sales, gross margins, and retained earnings. However, historically, these locations have contributed less than 15% of the Company's net sales and retained earnings, with most of these sales attributable to the Italian subsidiary. The Company also sells its products from the United States to foreign customers for payment in foreign currencies as well as dollars. Historically, foreign currency exchange gains and losses have been immaterial. The Company does not hedge against foreign currency risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                                  Page
                                                                                                                  ----

                                        STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES
INDEPENDENT AUDITORS' REPORT...................................................................................    F-1
INDEPENDENT AUDITORS' REPORT...................................................................................    F-2
      Consolidated Balance Sheets as of December  31, 1998 and December 31, 1997...............................    F-3
      Consolidated Statements of Operations for the Year Ended December 31, 1998, the 21 Day Period Ended
          December 31, 1997, the 344 Day Period Ended December 10, 1997 and the Year Ended December 31, 1996...    F-4
      Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss) for the Year
          Ended December 31, 1998, the 21 Day Period Ended December 31, 1997, the 344 Day Period Ended December
          10, 1997 and the Year Ended December 31, 1996........................................................    F-5
      Consolidated Statements of Cash Flows for the Year Ended December 31, 1998, the 21 Day Period Ended
          December 31, 1997, the 344 Day Period Ended December 10, 1997 and the Year Ended December 31, 1996...    F-6
      Notes to the Consolidated Financial Statements...........................................................    F-7


INDEPENDENT AUDITORS' REPORT


The Board of Directors
Stanadyne Automotive Corp.:

         We have audited the accompanying consolidated balance sheets of Stanadyne Automotive Corp. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income (loss) and cash flows for the year ended December 31, 1998 and the period from December 11, 1997 to December 31, 1997. We have also audited the consolidated statements of operations, changes in stockholders' equity and comprehensive income (loss) and cash flows of Stanadyne Automotive Corp. and subsidiaries (the "Predecessor") for the period from January 1, 1997 to December 10, 1997. These consolidated financial statements are the responsibility of the Company's and the Predecessor's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Stanadyne Automotive Corp. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the year ended December 31, 1998, the period from December 11, 1997 to December 31, 1997 and the period from January 1, 1997 to December 10, 1997, in conformity with generally accepted accounting principles.



February 8, 1999

Deloitte & Touche LLP
Hartford, Connecticut

INDEPENDENT AUDITORS' REPORT


The Board of Directors
Stanadyne Automotive Corp.:

         We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and comprehensive income (loss) and cash flows of Stanadyne Automotive Corp. and subsidiaries (the "Predecessor") for the year ended December 31, 1996. These consolidated financial statements are the responsibility of the Predecessor's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Stanadyne Automotive Corp. and subsidiaries for the year ended December 31, 1996, in conformity with generally accepted accounting principles.



February 7, 1997

KPMG LLP
Hartford, Connecticut

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                   December 31,
                                                                               1998             1997
                                                                            ---------        ---------
                  ASSETS
Current Assets:
     Cash and cash equivalents                                              $   5,132        $     325
     Accounts receivable, net of allowance for uncollectible accounts
         of $500 in 1998 and $1,508 in 1997                                    41,564           43,217
     Inventories (Note 3)                                                      36,560           38,756
     Prepaid expenses and other assets                                          2,635              623
     Deferred income taxes (Note 12)                                            6,128            7,399
                                                                            ---------        ---------
                  Total current assets                                         92,019           90,320
Property, plant and equipment, net (Note 4)                                   125,966          124,443
Intangible and other assets, net (Note 5)                                      99,870          102,416
Due from Stanadyne Automotive Holdings Corp. (Note 17)                          4,061            4,131
                                                                            ---------        ---------
                  Total assets                                              $ 321,916        $ 321,310
                                                                            =========        =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                       $  20,222        $  24,146
     Accrued liabilities (Note 7)                                              31,113           22,863
     Current maturities of long-term debt (Note 9)                              8,808            1,581
     Current installments of capital lease obligations (Note 6)                 1,295            2,126
                                                                            ---------        ---------
                  Total current liabilities                                    61,438           50,716
Long-term debt, excluding current maturities (Note 9)                         148,821          155,000
Deferred income taxes (Note 12)                                                 2,998            6,727
Capital lease obligations, excluding current installments (Note 6)              1,562            2,445
Other noncurrent liabilities (Note 8)                                          47,906           46,577
                                                                            ---------        ---------
                  Total liabilities                                           262,725          261,465
                                                                            ---------        ---------

Commitments and Contingencies (Note 19)

Stockholders' Equity:
     Common stock, par value $.01, authorized 10,000 shares, issued
         and outstanding 1,000 shares (Note 14)                                    --               --
     Additional paid-in capital                                                59,858           59,858
     Other accumulated comprehensive income (loss) (Note 13)                    1,032               (1)
     Accumulated deficit                                                       (1,699)             (12)
                                                                            ---------        ---------
                  Total stockholders' equity                                   59,191           59,845
                                                                            ---------        ---------
                  Total liabilities and stockholders' equity                $ 321,916        $ 321,310
                                                                            =========        =========


                See notes to consolidated financial statements.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                  COMPANY          COMPANY          PREDECESSOR         PREDECESSOR
                                                                  -------          -------          -----------         -----------
                                                                                    21 DAYS           344 DAYS
                                                                YEAR ENDED           ENDED              ENDED           YEAR ENDED
                                                                DECEMBER 31,       DECEMBER 31,       DECEMBER 10,      DECEMBER 31,
                                                                   1998               1997               1997               1996
                                                                 ---------          ---------          ---------          ---------
Net sales (Notes 18, 20, 21)                                     $ 307,053          $  14,154          $ 259,144          $ 275,639
Costs of goods sold                                                250,943             11,418            219,642            234,756
Plant closure costs (Note 15)                                          787                 --                 --                 --
                                                                 ---------          ---------          ---------          ---------
       Gross profit                                                 55,323              2,736             39,502             40,883
Selling, general and administrative expenses
       (includes related party payments to AIP of $1,100
       in 1998 and $59 in the 21 day period ended
       December 31, 1997 and payments to Metromedia
       of $470 in the 344 day period ended December 10,
       1997 and $500 in 1996) (Note 17)                             36,863              1,845             28,098             30,976
Plant closure costs (Note 15)                                        3,428                 --                 --                 --
                                                                 ---------          ---------          ---------          ---------
       Operating income                                             15,032                891             11,404              9,907
Other income (expense):
       Interest income                                                 121                  2                 21                 52
       Interest expense                                            (15,259)              (882)            (6,694)            (8,311)
                                                                 ---------          ---------          ---------          ---------
       (Loss) income before income taxes and cumulative
          effect of change in accounting principle                    (106)                11              4,731              1,648
Income tax expense (Note 12)                                         1,581                 23              1,789                376
                                                                 ---------          ---------          ---------          ---------
(Loss) income before cumulative effect
       of change in accounting principle                            (1,687)               (12)             2,942              1,272
Cumulative effect of change in accounting for
       postretirement benefits, net of income
       tax expense of $2,609 (Note 1)                                   --                 --                 --              4,330
                                                                 ---------          ---------          ---------          ---------
Net (loss) income                                                   (1,687)               (12)             2,942              5,602
Dividend to Stanadyne Automotive Holding Corp.                          --                 --               (450)              (600)
                                                                 ---------          ---------          ---------          ---------
Net (loss) income applicable to common shareholders              $  (1,687)         $     (12)         $   2,492          $   5,002
                                                                 =========          =========          =========          =========

                See notes to consolidated financial statements.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                             ACCUMULATED
                                                                               OTHER
                                                 COMMON STOCK   ADDITIONAL     COMPRE-       ACCUM-       COMPRE-
                                                --------------   PAID-IN       HENSIVE       ULATED       HENSIVE
                                                SHARES  AMOUNT   CAPITAL     INCOME (LOSS)   DEFICIT    INCOME (LOSS)   TOTAL
                                                ------  ------   -------     -------------   -------    -------------   -----
January 1, 1996                                  1,000     $--    $ 35,000      $   (820)    $(29,372)                 $  4,808

Comprehensive income:
   Net income                                       --      --          --            --        5,602     $  5,602        5,602
                                                                                                          --------
   Other comprehensive income, net of tax
     Foreign currency translation adjustments       --      --          --           375           --          375          375
     Minimum pension liability                      --      --          --           281           --          281          281
                                                                                                          --------
   Other comprehensive income                                                                                  656
                                                                                                          --------
Comprehensive income                                                                                      $  6,258
                                                                                                          ========
Dividends to Stanadyne Automotive
   Holding Corp.                                    --      --          --            --         (600)                     (600)
                                                 -----     ---    --------      --------     --------                  --------

December 31, 1996                                1,000      --      35,000          (164)     (24,370)                   10,466

Comprehensive income:
   Net income for the 344 day period
     ended December 10, 1997                        --      --          --            --        2,942     $  2,942        2,942
                                                                                                          --------
   Other comprehensive loss, net of tax
     Foreign currency translation adjustments       --      --          --        (1,149)          --       (1,149)      (1,149)
     Minimum pension liability                      --      --          --          (123)          --         (123)        (123)
                                                                                                          --------
   Other comprehensive loss                                                                                 (1,272)
                                                                                                          --------
Comprehensive income                                                                                      $  1,670
                                                                                                          ========
Dividends to Stanadyne Automotive
   Holding Corp.                                    --      --          --            --         (450)                     (450)
                                                 -----     ---    --------      --------     --------                  --------

December 10, 1997                                1,000     $--    $ 35,000      $ (1,436)    $(21,878)                 $ 11,686
                                                 =====     ===    ========      ========     ========                  ========

Initial capitalization -
   December 11, 1997                             1,000     $--    $ 59,858      $     --     $     --                  $ 59,858

Comprehensive income:
   Net loss for the 21 day period
     ended December 31, 1997                        --      --          --            --          (12)    $    (12)         (12)
                                                                                                          --------
   Other comprehensive loss, net of tax
     Foreign currency translation adjustments       --      --          --            (1)          --           (1)          (1)
                                                                                                          --------
   Other comprehensive loss                                                                                     (1)
                                                                                                          --------
Comprehensive loss                                                                                        $    (13)
                                                                                                          ========
                                                 -----     ---    --------      --------     --------                  --------
December 31, 1997                                1,000      --      59,858            (1)         (12)                   59,845

Comprehensive income:
   Net loss                                         --      --          --            --       (1,687)    $ (1,687)      (1,687)
                                                                                                          --------
   Other comprehensive income, net of tax
     Foreign currency translation adjustments       --      --          --         1,033           --        1,033        1,033
                                                                                                          --------
   Other comprehensive income                                                                                1,033
                                                                                                          --------
Comprehensive loss                                                                                        $   (654)
                                                 -----     ---    --------      --------     --------     ========     --------
December 31, 1998                                1,000     $--    $ 59,858      $  1,032     $ (1,699)                 $ 59,191
                                                 =====     ===    ========      ========     ========                  ========


                See notes to consolidated financial statements.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                        COMPANY         COMPANY      PREDECESSOR     PREDECESSOR
                                                                        -------         -------      -----------     -----------
                                                                                         21 DAYS       344 DAYS
                                                                       YEAR ENDED         ENDED          ENDED        YEAR ENDED
                                                                       DECEMBER 31,     DECEMBER 31,   DECEMBER 10,   DECEMBER 31,
                                                                           1998            1997           1997           1996
                                                                         --------       ---------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                   $ (1,687)      $     (12)      $  2,942       $  5,602
     Adjustments to reconcile net (loss) income to net
        cash provided by (used in) operating activities:
        Depreciation and amortization of property,
             plant and equipment and intangibles                           19,816             995         15,700         16,986
        Deferred income taxes                                              (1,065)           (367)           445          1,361
        Loss (gain) on disposal of property, plant and equipment              105              --           (130)           152
        Changes in assets and liabilities (excluding effect of 1997 acquisition by AIP):
             Accounts receivable                                            1,939           1,820         (8,045)         9,028
             Inventories                                                    2,505           1,181         (2,756)         4,807
             Prepaid expenses and other assets                             (2,335)            125           (898)         4,286
             Due to (from) Stanadyne Automotive Holding Corp.                  70          (4,733)         2,045             98
             Accounts payable                                              (4,068)           (621)         3,798          2,014
             Accrued liabilities                                            8,648          (2,820)         3,053          1,924
             Other noncurrent liabilities                                  (3,296)            309         (1,829)        (8,485)
                                                                         --------       ---------       --------       --------
                Net cash provided by (used in) operating
                    activities                                             20,632          (4,123)        14,325         37,773
                                                                         --------       ---------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                 (14,379)           (378)       (13,162)        (8,827)
     Proceeds from disposal of property, plant and equipment                   30              --            758            212
     Acquisition, net of cash acquired                                         --        (121,654)            --             --
                                                                         --------       ---------       --------       --------
                Net cash used in investing activities                     (14,349)       (122,032)       (12,404)        (8,615)
                                                                         --------       ---------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Contributions to capital                                                  --          57,402             --             --
     Payments of financing fees                                                --          (9,111)            --             --
     Proceeds from long-term debt                                              --         155,000             --             --
     Net proceeds (payments) on revolving credit notes and
        overdraft facilities                                                1,755         (41,900)        12,895        (13,993)
     Payments on long-term debt                                            (1,000)        (40,875)        (9,941)       (10,968)
     Payments on capital lease obligations                                 (2,197)           (124)        (1,666)        (1,668)
     Dividends paid                                                            --              --           (450)          (606)
                                                                         --------       ---------       --------       --------
             Net cash (used in) provided by financing activities           (1,442)        120,392            838        (27,235)
                                                                         --------       ---------       --------       --------

Net increase (decrease) in cash and cash equivalents                        4,841          (5,763)         2,759          1,923
Effect of exchange rate changes on cash and cash equivalents                  (34)              4            (46)           (59)
Cash and cash equivalents at beginning of period                              325           6,084          3,371          1,507
                                                                         --------       ---------       --------       --------
Cash and cash equivalents at end of period                               $  5,132       $     325       $  6,084       $  3,371
                                                                         ========       =========       ========       ========


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:
     During 1998, the 21 days ended December 31, 1997, the 344 days ended
         December 10, 1997 and 1996, the Company entered into capital leases for new equipment resulting in capital lease obligations of $383, $0, $2,288 and $119, respectively.


                See notes to consolidated financial statements.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Description of Business. Stanadyne Automotive Corp. (the "Company"), a wholly-owned subsidiary of Stanadyne Automotive Holding Corp. ("Holdings"), is a producer of diesel fuel injection equipment which is sold worldwide to agricultural, industrial and automotive diesel engine manufacturers and to the diesel aftermarket. The Company's wholly-owned subsidiary, Precision Engine Products Corp. ("Precision Engine"), is a supplier of roller-rocker arms, hydraulic valve lifters and lash adjusters to automotive engine manufacturers and the independent automotive aftermarket.

         A majority of the outstanding equity of Holdings is owned by American Industrial Partners Capital Fund II, L.P. ("AIP").

         Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all of the Company's wholly-owned subsidiaries: Precision Engine, Stanadyne Automotive SpA ("SpA"), DSD International Corp. (dissolved October 6, 1998), Precision Engine Products LTDA ("PEPL") (incorporated as a limited liability company on October 16, 1998) and Stanadyne Automotive Foreign Sales Corp. ("FSC"). Intercompany balances have been eliminated in consolidation. The financial statements of SpA are consolidated on a fiscal year basis ending November 30.

         Cash and Cash Equivalents. The Company considers cash on hand and short-term investments with an original maturity of three months or less to be "cash and cash equivalents" for financial statement purposes.

         Inventories. Inventories are stated at the lower of cost or market. The principal components of costs included in inventories are materials, labor, subcontract cost and overhead. The Company uses the last-in/first-out ("LIFO") method of valuing its inventory, except for the inventory of SpA, which is valued using the first-in/first-out ("FIFO") method. At December 31, 1998 and 1997, inventories valued at LIFO represented 82% and 83% of total inventories, respectively.

         Property, Plant and Equipment. Property, plant and equipment, including significant improvements thereto, are recorded at cost. Equipment under capital leases is stated at the net present value of minimum lease payments. Depreciation of plant and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets which are within the following ranges:

                    Buildings and improvements              15 to 45 years
                    Machinery and equipment                  3 to 15 years

         Intangibles and Other Assets. Intangible assets consist primarily of goodwill, technological know-how, trademarks, patents and deferred debt issuance costs. Intangible assets are amortized using the straight-line method over their estimated useful lives of 3 to 40 years. Debt issuance costs capitalized in connection with the Company's acquisition were $9,111 (see Note 2).

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

         Accounting for the Impairment of Long-Lived Assets. The Company assesses impairment of long-lived assets such as property, plant and equipment and intangible assets whenever changes or events indicate that the carrying value may not be recoverable. Such long-lived assets are written down to fair value if the sum of the expected future undiscounted cash flows is less than the carrying amount.

         Fair Value of Financial Instruments. Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments, requires the disclosure of fair value information for certain assets and liabilities, whether or not recorded in the balance sheet, for which it is practicable to estimate that value. The Company has the following financial instruments: cash and cash equivalents, receivables, accounts payable, accrued liabilities and long-term debt. The Company considers the carrying amount of these items, excluding long-term debt, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization. Refer to Note 9 for fair value disclosures of long-term debt.

         Product Warranty. The Company provides an accrual for the estimated future warranty costs of its products. These estimates are based upon statistical analyses of historical experience of product returns and the related cost.

         Postretirement Benefits. Effective December 11, 1997, the Company changed its accounting method of amortizing unrecognized gains and losses for its postretirement benefits. Previously, unrecognized gains and losses exceeding 10% of the accumulated postretirement benefit obligation were amortized over twelve months. The Company changed its policy whereby unrecognized gains or losses exceeding 10% of the accumulated postretirement benefit obligation are amortized over the average remaining service period of the plan participants. This change was adopted because the new amortization method represents an improvement in the financial reporting of the accrued postretirement benefit obligation by distributing gains and losses over the benefit period of the participants thereby minimizing any volatility caused by actuarial gains and losses. The effect of the change was immaterial to the financial statements.

         The 1996 financial results reflect a change in the Company's accounting method of amortizing unrecognized gains and losses for its postretirement benefits. Previously, unrecognized gains or losses exceeding 10% of the accumulated postretirement benefit obligation were amortized over the average remaining service period of the plan participants. The Company changed its policy whereby unrecognized gains and losses exceeding 10% of the accumulated postretirement benefit obligation are amortized over twelve months. The effect of the change was a one-time credit to income of $6,939 before related income taxes of $2,609.

         For the defined benefit pension plans, the Company amortizes unrecognized gains and losses exceeding 10% of the accumulated benefit obligation over the average remaining service life of plan participants as this period approximates the benefit period.

         Income Taxes. Income taxes are accounted for in accordance with the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the tax basis of assets and liabilities and their financial reporting amounts.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

         Foreign Currency Translation. The Company's policy is to translate balance sheet accounts using the exchange rate at the balance sheet date and statement of operations accounts using the average monthly exchange rate for the month in which the transactions are recognized. The resulting translation adjustment is recorded in accumulated other comprehensive income in the consolidated balance sheets. Worldwide foreign currency transaction losses of $40, $1, $102 and $19 are included in the consolidated statements of operations for 1998, the 21 day period ended December 31, 1997, the 344 day period ended December 10, 1997 and 1996, respectively.

         Revenue Recognition. Sales and related costs of sales are recorded when products are shipped to customers. The Company enters into long-term contracts with certain customers for the supply of parts during the contract period. Some of these contracts have provisions which allow the Company to negotiate with its customers if targeted volumes, as defined in each contract, are not achieved. Those negotiations may result in payments which are recognized as revenue when the amount of such payment is agreed upon by the Company and the customer and when collection is deemed probable.

         Research and Development. Research and development costs incurred for 1998, the 21 day period ended December 31, 1997, the 344 day period ended December 10, 1997 and 1996 were $10,283, $413, $9,492 and $12,720, respectively, of which $657, $18, $1,622 and $2,101, respectively, were reimbursed by customers. The net expenses of $9,626, $395, $7,870 and $10,619 in 1998, the 21 day period ended December 31, 1997, the 344 day period ended December 10, 1997 and 1996, respectively, are included in the consolidated statements of operations.

         Comprehensive Income (Loss). SFAS No. 130, Reporting Comprehensive Income, requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as the other financial statements. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources." It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The Company has presented comprehensive income (loss) within the consolidated statement of changes in stockholders' equity and comprehensive income (loss) (see Note 13).

         Segment Reporting. SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, establishes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim reports issued to stockholders. It also establishes related disclosures about products and services, geographic areas and major customers. The Company discloses information about segments in accordance with SFAS No. 131 as discussed in Note 20.

         Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

         Interest Rate Cap Agreement. The Company utilizes an interest rate cap agreement (the "Cap") to limit the impact of increases in interest rates on its variable rate debt. The Cap required a premium payment of $7 to the counterparty based on the agreement's notional amount and cap interest rate. The premium was expensed in the Company's 1998 consolidated financial statements. The Cap entitles the Company to receive from the counterparty the amounts, if any, by which the selected market interest rates exceeds the cap interest rate stated in the agreement. The Company is exposed to credit-related losses in the event of nonperformance by the counterparty. The counterparty to the Cap, however, is a major international financial institution, and the risk of loss due to nonperformance is minimal. The Cap is being held for purposes other than trading (see Note 9).

         Accounting for Derivative Instruments and Hedging Activities. In June 1998, SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the values of those derivatives would be recognized immediately or deferred depending on the use of the derivative and if the derivative is a qualifying hedge. The Company plans to adopt SFAS No. 133 by January 1, 2000, as required. The Company is currently assessing the impact of this statement on the Company's consolidated financial statements.

         Reclassifications. Certain amounts have been reclassified in the 1997 and 1996 financial statements to conform to the 1998 presentation.

(2)      ACQUISITION

         On December 11, 1997, AIP through SAC, Inc. ("New Holdings") acquired substantially all the outstanding stock of Stanadyne Automotive Holding Corp. ("Old Holdings") (the "Acquisition"), and SAC Automotive, Inc. ("Automotive") borrowed $100,000 on 10-1/4% Senior Subordinated Notes, $55,000 of term loans and $11,500 under a $30,000 revolving credit line to partially fund the Acquisition. Simultaneous with the Acquisition, Old Holdings and Automotive merged with and into the Company and New Holdings changed its name to Stanadyne Automotive Holding Corp.


         The Acquisition has been accounted for using the purchase method of accounting, whereby the purchase cost has been allocated to the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed with the excess identified as goodwill. The consolidated goodwill resulting from the transaction was approximately $78,119 (see Note 5). Fair values were based on valuations and other studies.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


(2)      ACQUISITION - (CONTINUED)

         The unaudited consolidated results of operations on a pro forma basis as though the Acquisition had taken place at January 1, 1997 are as follows:

                                                COMPANY(a)     PREDECESSOR(b)
                                                 21 DAYS         344 DAYS
                                                   ENDED           ENDED
                                               DECEMBER 31,     DECEMBER 10,   PRO FORMA
                                                    1997           1997       ADJUSTMENTS       PRO FORMA
                                                -----------    ------------   -----------       ---------
Net sales                                        $14,154        $ 259,144      $     --         $ 273,298
Cost of goods sold                                11,418          219,642        (1,520)(c)       229,540
                                                 -------        ---------      --------         ---------
      Gross profit                                 2,736           39,502        (1,520)           43,758
Selling, general and administrative expenses       1,845           28,098         5,300 (c)        35,243
                                                 -------        ---------      --------         ---------
      Operating income (loss)                        891           11,404        (3,780)            8,515
Interest, net                                       (880)          (6,673)       (7,874)(d)       (15,427)
                                                 -------        ---------      --------         ---------
      Income (loss) before taxes                      11            4,731       (11,654)           (6,912)
Income tax expense (benefit)                          23            1,789        (4,439)(e)        (2,627)
                                                 -------        ---------      --------         ---------
      Net (loss) income                          $   (12)       $   2,942      $ (7,215)        $  (4,285)
                                                 =======        =========      ========         =========

The unaudited consolidated results of operations on a pro forma basis as though the Acquisition had taken place at January 1, 1996 are as follows:

                                                              PREDECESSOR(b)
                                                                   YEAR
                                                                   ENDED
                                                               DECEMBER 31,     PRO FORMA
                                                                   1996        ADJUSTMENTS      PRO FORMA
                                                                   ----        -----------      ---------
     Net sales                                                  $ 275,639     $       -          $ 275,639
     Cost of goods sold                                           234,756        (1,520)(c)        233,236
                                                                ---------     ---------          ---------
       Gross profit                                                40,883         1,520             42,403
     Selling, general and administrative expenses                  30,976         5,250 (c)         36,226
                                                                ---------     ---------          ---------
       Operating income                                             9,907        (3,730)             6,177
     Interest, net                                                 (8,259)       (7,452)(d)        (15,711)
                                                                ---------     ---------          ---------
       Income (loss) before income taxes and cumulative
         effect of change in accounting principle                   1,648       (11,182)            (9,534)
       Income tax expense (benefit)                                   376        (4,380)(e)         (4,004)
                                                                ---------     ---------          ---------
       Income (loss) before cumulative effect of change in
         accounting principle                                   $   1,272     $  (6,802)         $  (5,530)
                                                                =========     =========          =========

(a) Represents the historical condensed consolidated statements of operations of the Company for the period indicated.

(b) Represents the historical condensed consolidated statement of operations of Stanadyne Automotive Corp., the predecessor to the Company (the "Predecessor") for the period indicated.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


(2)      ACQUISITION - (CONTINUED)

(c) The following table summarizes the pro forma adjustments to operating income.

                                                                             1997          1996
                                                                             -------       -------
     Cost of goods sold: (i)
      Reduction in depreciation due to changes in lives
       partially offset by the step-up of property, plant and equipment      $(1,520)      $(1,520)
                                                                             =======       =======
     Selling, general and administrative:
      Difference in Directors fees                                           $   142       $   150




      Difference in management fees (ii)                                         630           600


      Change in amortization of intangible assets (iii)                        4,528         4,500
                                                                             -------       -------
                                                                             $ 5,300       $ 5,250
                                                                             =======       =======


(i) Cost of goods sold does not include a one-time, non-cash charge for the effect of the step-up in inventory carried on the first-in, first-out method under purchase accounting of $0.4 million.

(ii) Represents the difference between the new management fee and the historical management fee.

(iii) The amortization of intangible assets is over a range of lives from three to thirteen years. Goodwill is amortized over forty years.


(d)      To reflect the pro forma adjustments to interest expense:

                                                                    1997         1996
                                                                  -------      -------
     Historical interest expense                                  $ 7,553      $ 8,259
     Less: amounts in historical statement of operation for
       refinanced debt                                              6,982        7,404
     Add: New Credit Agreement and Senior Subordinated Notes       14,856       14,856
                                                                  -------      -------
     Pro forma interest expense                                   $15,427      $15,711
                                                                  =======      =======

         A 1/8% increase in interest rates pertaining to variable interest debt outstanding would increase interest expense by $68 in 1997 and 1996.



(e) To adjust the income tax provision to result in a pro forma total of 38% and 42% for 1997 and 1996, respectively, for an effective income tax rate.


         The unaudited pro forma financial information is presented for informational purposes only and does not purport to represent what the Company's results of operations would have been if the Acquisition had taken place as of the dates indicated, or what such results will be for any future period.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


(3)      INVENTORIES

Inventories at December 31, 1998 and 1997 consisted of:

                                                     1998           1997
                                                     ----           ----

              Raw materials                      $    2,583      $    2,029
              Work in process                        25,192          27,541
              Finished goods                          8,785           9,186
                                                 ----------      ----------
                                                 $   36,560      $   38,756
                                                 ==========      ==========

         The LIFO reserve at December 31, 1998 and 1997 was $577 and $0, respectively.



(4)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment including equipment under capital leases at December 31, 1998 and 1997 consisted of:

                                                              1998           1997
                                                              ----           ----
              Land                                        $   11,836      $   11,737
              Building and improvements                       22,034          21,090
              Machinery and equipment                         95,451          79,354
              Capitalized leases                               5,291           7,977
              Construction in progress                         5,905           4,977
                                                          ----------      ----------
                                                             140,517         125,135
              Less accumulated depreciation                   14,551             692
                                                          ----------      ----------
                                                          $  125,966      $  124,443
                                                          ==========      ==========

         Depreciation expense including amortization of assets acquired under capital leases was $13,847, $692, $15,060 and $16,113 for 1998, the 21 day
period ended December 31, 1997, the 344 day period ended December 10, 1997 and 1996, respectively. The net book value of assets acquired under remaining capital leases was $4,426 and $7,928 at December 31, 1998 and 1997, respectively.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


(5)      INTANGIBLE AND OTHER ASSETS

         Major components of intangible and other assets at December 31, 1998 and 1997 consisted of:

                                                          1998           1997
                                                          ----           ----
              Goodwill                                $   78,119      $   78,677
              Patents                                      9,809           9,809
              Debt issuance costs                          9,111           5,526
              Software                                     3,822           3,822
              Technological know-how                       3,200           3,200
              Customer contracts                           2,690           2,690
              Other                                        2,560           2,149
                                                      ----------      ----------
                                                         109,311         105,873
              Less accumulated amortization                9,441           3,457
                                                      ----------      ----------
                                                      $   99,870      $  102,416
                                                      ==========      ==========


(6)      LEASES

         The Company is obligated under certain noncancelable operating leases. Rent expense for 1998, the 21 day period ended December 31, 1997, the 344 day period ended December 10, 1997 and 1996 was $1,608 $53, $1,309 and $1,331,
respectively.

         Future minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year and future minimum capital lease payments as of December 31, 1998 were as follows:

                                                                                CAPITAL        OPERATING
                                                                                LEASES          LEASES
                                                                                ------          ------
         Year ending December 31:
              1999                                                            $  1,516          $    789
              2000                                                                 979               506
              2001                                                                 634               213
              2002                                                                  49                83
              2003                                                                   -                26
                                                                              --------          --------
         Total minimum lease payments                                            3,178          $  1,617
                                                                                                ========
         Less amount representing interest at a weighted
             average rate of 7.8%                                                  321
                                                                              --------
         Present value of net minimum capital lease payments                     2,857
         Less current installments of capital lease obligations                  1,295
                                                                              --------
                     Capital lease obligations, excluding
                          current installments                                $  1,562
                                                                              ========

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


(7)      ACCRUED LIABILITIES

         Accrued liabilities at December 31, 1998 and 1997 consisted of:

                                                                 1998            1997
                                                                 ----            ----
              Salaries, wages and bonus                       $   6,534       $   3,777
              Plant closure costs (see Notes 10, 15)              6,457               -
              Vacation                                            5,017           4,520
              Retiree health benefits                             3,079           3,112
              Accrued warranty                                    2,342           2,557
              Accrued taxes                                       1,982           2,493
              Pensions                                            1,473             995
              Workers' compensation                               1,317           1,467
              Accrued interest payable                              695             800
              Professional fees                                     591             986
              Health benefits                                       449             491
              Other                                               1,177           1,665
                                                              ---------       ---------
                                                              $  31,113       $  22,863
                                                              =========       =========

(8)      OTHER NONCURRENT LIABILITIES

         Other noncurrent liabilities at December 31, 1998 and 1997 consisted of:

                                                                1998           1997
                                                                ----           ----
              Retiree health benefits                        $  25,626       $  26,878
              Pensions                                          10,553           6,265
              Italian leaving indemnity (see Note 10)            5,075           7,257
              Workers' compensation                              3,440           2,853
              Environmental                                      1,298           1,357
              Accrued warranty                                   1,500           1,210
              Other noncurrent liabilities                         414             757
                                                             ---------       ---------
                                                             $  47,906       $  46,577
                                                             =========       =========

(9)      LONG-TERM DEBT

         Long-term debt at December 31, 1998 and 1997 consisted of:

                                                                          1998            1997
                                                                          ----            ----
              Revolving credit lines                                  $        -      $        -
              Term A loans                                                29,500          30,000
              Term B loans                                                24,500          25,000
              Senior Subordinated Notes                                  100,000         100,000
              Stanadyne Automotive SpA debt, payable to
                 Italian banks through 1999, bearing interest
                 at rates ranging from 4.5% to 13.75%                      3,629           1,581
                                                                      ----------      ----------
                                                                         157,629         156,581
              Less current maturities of long-term debt                    8,808           1,581
                                                                      ----------      ----------
                 Long-term debt, excluding current maturities         $  148,821      $  155,000
                                                                      ==========      ==========

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


(9)      LONG-TERM DEBT - (CONTINUED)

         At December 31, 1998 and 1997, the Company had $30,000 in revolving credit lines (the "Revolving Credit Lines") of which $0 was outstanding. In addition, at December 31, 1998 and 1997, $3,590 and $4,457, respectively, was used for standby letters of credit leaving $26,410 and $25,543, respectively, available for borrowings. Any amounts outstanding are payable on December 11, 2003. The interest rate, had there been any borrowing against the Revolving Credit Lines, would have been a maximum of 8.75% and 9.75% at December 31, 1998 and 1997, respectively. The Company also pays a commitment fee based on the percentage of the unused portion of the Revolving Credit Lines. The percentage used to calculate the commitment fee is .35% to .45% based on certain financial ratios.

         At December 31, 1998 and 1997, the Company had $54,000 and $55,000, respectively, in term loans (the "Term Loans") outstanding at various interest rates ranging from 7.0% to 9.0%. Based on 1998 financial results, certain Term Loan covenants require an excess cash flow principal payment of $2,110 to be paid in the first quarter of 1999. This payment will be $1,160 for Term A and $950 for Term B. The remaining $28,340 Term A loans outstanding at December 31, 1998 are payable in quarterly installments of $708.5 from March 31, 1999 through December 31, 2000; $1,417 from March 31, 2001 through December 31, 2001; $1,771 from March 31, 2002 through December 31, 2002; and $2,480 from March 31, 2003 through December 11, 2003. The remaining $23,550 Term B loans outstanding at December 31, 1998 are payable in quarterly installments of $58.9 from March 31, 1999 through September 30, 2004 with a final balloon payment of $22,196 on December 11, 2004.

         Payment of the Revolving Credit Lines and Term Loans (collectively, the "Credit Agreement") is guaranteed by Stanadyne Automotive Corp. (the "Parent") and Precision Engine and DSD International Corp. (collectively, the "Subsidiary Guarantors"). The Credit Agreement is secured by substantially all of the assets of the Parent and Subsidiary Guarantors and by a pledge of substantially all the issued and outstanding capital stock of the Parent and the Subsidiary Guarantors and 65% of the capital stock of SpA (see Note 23). In addition, the Credit Agreement is subject to financial and other covenants, including limitations on indebtedness, liens, capital expenditures, and dividends or other distributions to stockholders.

         Pursuant to the credit agreement, the Company has entered into an interest rate cap agreement with a notional amount of $20,000 which expires on December 30, 1999. The agreement effectively limits the net interest cost at 10% for the notional amounts covered under the agreement. Currently, the fair market value of this agreement approximates zero.

         At December 31, 1998 and 1997, the Company had $100,000 of Senior Subordinated Notes (the "Notes") outstanding at an interest rate of 10.25%. The Notes are due on December 15, 2007. Payment of the Notes is guaranteed by the Parent and the Subsidiary Guarantors. In addition, the Notes are subject to covenants including limitations on indebtedness, liens, and dividends or other distributions to stockholders.

         At December 31, 1998 and 1997, the weighted average interest rate on the Company's short term borrowings was 5.6% and 7.7%, respectively.

         The fair value of each of the Company's debt instruments approximated its recorded value at December 31, 1998 and 1997.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


(9)      LONG-TERM DEBT - (CONTINUED)

         The aggregate maturities of long-term debt outstanding at December 31, 1998 were:

                  1999                            $   8,808
                  2000                                3,070
                  2001                                5,903
                  2002                                7,321
                  2003                               10,154
                  Thereafter                        122,373
                                                  ---------
                                                  $ 157,629
                                                  =========

         For 1998, the 21 day period ended December 31, 1997, the 344 day period ended December 10, 1997 and 1996, interest paid was $15,380, $319, $6,931 and $8,986, respectively.

(10)     PENSIONS

         The Company has noncontributory defined benefit pension plans which cover substantially all of the domestic hourly and salaried employees except for Tallahassee hourly employees. Benefits under the pension plans are based on years of service and compensation levels during employment for salaried employees and years of service for hourly employees. It is the Company's policy to fund the pension plans based on the minimum permissible contribution as determined by the plans' actuaries. Plan assets are invested primarily in a diversified portfolio of equity and fixed income securities. The Company also sponsors an unfunded defined benefit supplemental executive retirement plan.

         The following table sets forth the change in benefit obligation, change in plan assets and funded status of the pension plans and amounts recognized in the Company's consolidated balance sheet as of December 31, 1998 and 1997:

                                                          1998                                   1997
                                         -----------------------------------     ------------------------------------
                                          PLANS IN WHICH      PLANS IN WHICH     PLANS IN WHICH      PLANS IN WHICH
                                           ASSETS EXCEED        ACCUMULATED       ASSETS EXCEED        ACCUMULATED
                                            ACCUMULATED           BENEFIT          ACCUMULATED           BENEFIT
                                              BENEFIT           OBLIGATION           BENEFIT           OBLIGATION
                                            OBLIGATION        EXCEEDS ASSETS       OBLIGATION        EXCEEDS ASSETS
CHANGE IN PROJECTED BENEFIT
   OBLIGATIONS:
   Benefit obligation at
     beginning of year                     $ 41,945              $ 2,272             $ 29,520            $ 1,000
   Service cost                               2,487                   55                1,829                 23
   Interest cost                              2,881                  155                2,432                110
   Actuarial loss                               141                    4                8,887              1,248
   Benefits paid                             (1,438)                (109)                (723)              (109)
                                           --------              -------             --------            -------
   Benefit obligations at
     end of year                           $ 46,016              $ 2,377             $ 41,945            $ 2,272
                                           ========              =======             ========            =======

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


(10)     PENSIONS - (CONTINUED)

                                                          1998                                   1997
                                         -----------------------------------     ------------------------------------
                                          PLANS IN WHICH      PLANS IN WHICH     PLANS IN WHICH      PLANS IN WHICH
                                           ASSETS EXCEED        ACCUMULATED       ASSETS EXCEED        ACCUMULATED
                                            ACCUMULATED           BENEFIT          ACCUMULATED           BENEFIT
                                              BENEFIT           OBLIGATION           BENEFIT           OBLIGATION
                                            OBLIGATION        EXCEEDS ASSETS       OBLIGATION        EXCEEDS ASSETS
CHANGE IN PLAN ASSETS:
   Fair value of plan assets
     at beginning of year                   $ 33,837               $    -             $ 25,539              $     -
   Actual return on plan asset                 4,262                    -                7,961                    -
   Employer contribution                         764                  109                1,060                  109
   Benefits paid                              (1,438)                (109)                (723)                (109)
                                            --------               ------             --------              -------
   Fair value of plan asset
     at end of year                         $ 37,425               $    -             $ 33,837              $     -
                                            ========               ======             ========              =======


                                                          1998                                   1997
                                         -----------------------------------     ------------------------------------
                                          PLANS IN WHICH      PLANS IN WHICH     PLANS IN WHICH      PLANS IN WHICH
                                           ASSETS EXCEED        ACCUMULATED       ASSETS EXCEED        ACCUMULATED
                                            ACCUMULATED           BENEFIT          ACCUMULATED           BENEFIT
                                              BENEFIT           OBLIGATION           BENEFIT           OBLIGATION
                                            OBLIGATION        EXCEEDS ASSETS       OBLIGATION        EXCEEDS ASSETS
FUNDED STATUS:
   Funded status                             $ (8,591)           $ (2,377)             $ (8,108)         $ (2,272)
   Unrecognized net actuarial
     (gain) loss                                 (994)                 (2)                  198                (7)
                                             --------            --------              --------          --------
   Accrued pension cost                      $ (9,585)           $ (2,379)             $ (7,910)         $ (2,279)
                                             ========            ========              ========          ========

         The components of the net periodic pension costs for 1998, the 21 day period ended December 31, 1997, the 344 day period ended December 10, 1997 and 1996 were as follows:

                                              COMPANY              COMPANY          PREDECESSOR        PREDECESSOR
                                                                   21 DAYS           344 DAYS
                                              YEAR ENDED           ENDED              ENDED             YEAR ENDED
                                             DECEMBER 31,        DECEMBER 10,       DECEMBER 10,        DECEMBER 31,
                                                 1998               1997               1997                 1996
                                            --------------     ---------------      --------------     --------------
Service cost                                 $       2,542       $        136        $       1,716       $     1,769
Interest cost                                        3,036                173                2,369             2,171
Expected return on plan assets                      (2,997)              (177)              (2,199)           (1,882)
Amortization of prior service costs                      -                  -                  209                73
Recognized net actuarial loss                            -                  -                   27                36
                                             -------------       ------------        -------------       -----------
  Net periodic pension cost                  $       2,581       $        132        $       2,122       $     2,167
                                             =============       ============        =============       ===========

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


(10)     PENSIONS - (CONTINUED)

         Actuarial assumptions used in accounting for the pension plan during 1998, the 21 day period ended December 31, 1997, the 344 day period ended December 10, 1997 and 1996 were:

                                              COMPANY             COMPANY          PREDECESSOR          PREDECESSOR
                                                                   21 DAYS           344 DAYS
                                              YEAR ENDED            ENDED              ENDED            YEAR ENDED
                                             DECEMBER 31,        DECEMBER 10,       DECEMBER 10,        DECEMBER 31,
                                                 1998                1997               1997                1996
                                            -------------      ---------------     --------------       -------------
         Assumed average salary
              compensation increase               5.0%              5.0%                 5.0%                 4.0%
         Discount rate                            7.0%              7.0%                 7.0%                 7.5%
         Expected long-term rate of
              return on assets                    9.0%              9.0%                 9.0%                 9.0%

         No compensation increase rate is applicable for the hourly plans as they are flat pay for each year of service (regardless of compensation earned).

         In accordance with Italian Civil Code, the Company provides employees of SpA a leaving indemnity payable upon termination of employment. The amount of this leaving indemnity is determined by the employee's category, length of service, and overall remuneration earned during service. Current accrued liabilities at December 31, 1998 included plant closure costs which included $2,504 of planned leaving indemnity payments associated with the Bari plant closure. Amounts included as part of other noncurrent liabilities at December 31, 1998 and 1997 were $5,075 and $7,257, respectively. Leaving indemnity expense was $950, $60, $939 and $1,135 for 1998, the 21 day period ended December 31, 1997, the 344 day period ended December 10, 1997 and 1996, respectively.

(11)     POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE

         The Company and its domestic subsidiaries currently make available certain health care and life insurance benefits for retired employees. Full-time employees of the Company (except nongrandfathered employees at the Tallahassee and Melrose Park locations) may become eligible for those benefits when they reach retirement, provided they attain age 57 with a minimum of 10 consecutive years of service immediately preceding retirement, if such programs are still in effect.

         Employees who retired prior to January 1, 1987 are eligible for a Basic/Major Medical Plan and, in certain cases, prescription drug benefits for a basic monthly contribution by the retiree. Benefit levels vary depending upon the retiree's benefit plan eligibility. The Company's health benefit cost commitment for employees who retire between January 1, 1987 and December 31, 1997 is limited to the 1997 cost level. Furthermore, the Company's cost commitment for employees who were hired prior to 1997 and retire after 1997 will be one hundred dollars per month per eligible participant prior to becoming Medicare eligible and fifty dollars per month when Medicare eligible. Employees hired after 1996 are required to pay the full cost of postretirement medical coverage. Employees who retire before 1998 are eligible for Company provided life insurance benefits. Employees who retire after 1997 are allowed to purchase life insurance through the Company at full cost.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


(11)     POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE - (CONTINUED)

         As discussed in Note 1, effective December 11, 1997, the Company changed its accounting method of amortizing unrecognized gains and losses. Unrecognized gains and losses exceeding 10% of the accumulated postretirement benefit obligation are amortized over the average remaining service period of the plan participants. The effect of the change was immaterial to the consolidated financial statements.

         The following table presents the plan's change in benefit obligation, change in plan assets and funded status reconciled with amounts recognized in the Company's consolidated balance sheet at December 31, 1998 and 1997:

                                                           1998             1997
                                                         --------         --------
CHANGE IN BENEFIT OBLIGATIONS:
   Benefit obligation at beginning of year               $ 30,483         $ 28,775
   Service cost                                               324              442
   Interest cost                                            2,026            1,979
   Actuarial loss                                           1,081            2,653
   Plan participants' contributions                           332              269
   Benefits paid                                           (4,507)          (3,635)
                                                         --------         --------
   Benefit obligation at end of year                     $ 29,739         $ 30,483
                                                         ========         ========

CHANGE IN PLAN ASSETS:
   Fair value of plan assets at beginning of year        $     --         $     --
   Actual return on plan assets                                --               --
   Employer contribution                                    4,175            3,366
   Plan participants' contribution                            332              269
   Benefit paid                                            (4,507)          (3,635)
                                                         --------         --------
   Fair value of plan assets at end of year              $     --         $     --
                                                         ========         ========

FUNDED STATUS:
   Funded status                                         $(29,739)        $(30,483)
   Unrecognized net actuarial loss (gain)                   1,055              (26)
                                                         --------         --------
   Accrued postretirement cost                           $(28,684)        $(30,509)
                                                         ========         ========

                 STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)




(11)  POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE - (CONTINUED)

      Net periodic postretirement benefit costs for 1998, the 21 day period ended December 31, 1997, the 344 day period ended December 10, 1997 and 1996 included the following components:

                                              COMPANY       COMPANY        PREDECESSOR        PREDECESSOR
                                                            21 DAYS         344 DAYS
                                             YEAR ENDED      ENDED           ENDED            YEAR ENDED
                                            DECEMBER 31,   DECEMBER 10,     DECEMBER 10,      DECEMBER 31,
                                                1998          1997             1997              1996
                                            ------------   ------------    -------------      ------------

Service cost                                   $  324          $ 17          $   425           $   475
Interest cost                                   2,026           119            1,860             2,584
Amortization of unrecognized
  benefit obligation
  due to plan amendment                            --            --           (1,143)             (303)
Amortization of unrecognized
   net gain                                        --            --             (893)             (189)
                                               ------          ----          -------           -------
           Net periodic post-
              retirement benefit cost          $2,350          $136          $   249           $ 2,567
                                               ======          ====          =======           =======



      For measurement purposes, the following medical and dental cost trend rates were assumed in determining the accumulated benefit obligation for 1998, the 21 day period ended December 31, 1997, the 344 day period ended December 10, 1997 and 1996:

     -  Medical prior to age 65              6.0%, 7.5% and 9.0% in 1998, 1997 and
        (Indemnity Plan)                     1996, respectively, decreasing 1.5%
                                             per year, ultimately 4.5% in 1999 and
                                             thereafter.

     -  Medical prior to age 65 (HMOs);      4.5%, 4.5%, and 5.5% in 1998, 1997
        medical age 65 and older; dental     and 1996, respectively, and 4.5%
        costs                                thereafter.

                 STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


(11)  POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE - (CONTINUED)

      The effect of a 1% change in health care cost trend rates would have the following impact on the accumulated postretirement benefit obligation and the net annualized postretirement benefit costs.

                                                    1998      1997     1996
                                                    ----      ----     ----
      One percentage point increase:
         - Service cost plus interest cost         $  44     $  42     $ 93
         - Postretirement benefit obligation         591       548      888

      One percentage point decrease:
         - Service cost plus interest cost           (50)      (48)     *
         - Postretirement benefit obligation        (698)     (648)     *

      Discount rate                                  7.0%      7.0%     7.5%

           * Information is not available for 1996.



(12)  INCOME TAXES

      Income tax expense (benefit) for 1998, the 21 day period ended December 31, 1997, the 344 day period ended December 10, 1997 and 1996 consisted of:

                              CURRENT        DEFERRED           TOTAL

         1998
         Company:
            Federal            $  769         $1,507            $2,276
            State                 403            406               809
            Foreign               699         (2,203)           (1,504)
                               ------         ------            ------
                               $1,871         $ (290)           $1,581
                               ======         ======            ======

         1997
         Company:
            Federal            $  345         $ (289)           $   56
            State                  39            (78)              (39)
            Foreign                 6             --                 6
                               ------         ------            ------
                               $  390         $ (367)           $   23
                               ======         ======            ======

         1997
         Predecessor:
            Federal            $  914         $  531            $1,445
            State                 424            129               553
            Foreign                 6           (215)             (209)
                               ------         ------            ------
                               $1,344         $  445            $1,789
                               ======         ======            ======

                 STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


(12)  INCOME TAXES - (CONTINUED)

                              CURRENT        DEFERRED           TOTAL

         1996
         Predecessor:
            Federal            $1,390         $  (140)           $1,250
            State                 233             342               575
            Foreign                 1          (1,450)           (1,449)
                               ------         -------            ------
                               $1,624         $(1,248)           $  376
                               ======         =======            ======

      Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% for 1998, the 21 day period ended December 31, 1997 and the 344 day period ended December 10, 1997 and 35% for 1996 to income before income taxes as follows:

                                                    COMPANY         COMPANY           PREDECESSOR       PREDECESSOR
                                                                    21 DAYS            344 DAYS
                                                   YEAR ENDED        ENDED               ENDED           YEAR ENDED
                                                   DECEMBER 31,    DECEMBER 31,       DECEMBER 10,      DECEMBER 31,
                                                      1998            1997               1997              1996
                                                   ------------    ------------       -----------       ------------


Computed "expected" (benefit) expense               $  (36)          $     3           $ 1,608           $ 577
Increase (reduction) in income
  tax resulting from:
    State taxes, net of federal
      tax effect                                       534               (25)              365             292
    Foreign taxes                                    1,008                 6                --              --
    Goodwill permanent difference                      676                32                --              --
    Federal R & D credit
      permanent difference                             (99)               --                --              --
    Tax benefit of Foreign
      Sales Corp                                      (361)               --                --              --
    Rate difference on income
      of foreign operations                           (222)               --                38             285
    Adjustment in deferred tax
      asset for a change in enacted rates               --                --                --             215
    Change in valuation allowance                       --                --                --            (591)
    Other, net                                          81                 7              (222)           (402)
                                                   -------           -------           -------           -----
                                                   $ 1,581           $    23           $ 1,789           $ 376
                                                   =======           =======           =======           =====



      U.S. Federal, state and foreign net income taxes paid (refunded) amounted to $2,613, $346, $1,865, and $(1,832) for 1998, the 21 day period ended December
31, 1997, the 344 day period ended December 10, 1997 and 1996, respectively.

                 STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


(12)  INCOME TAXES - (CONTINUED)

      Income (loss) before taxes from domestic operations amounted to $6,635, $11, $5,243 and $4,957 for 1998, the 21 day period ended December 31, 1997, the 344 day period ended December 10, 1997 and 1996, respectively. Income (loss) before taxes from foreign operations amounted to $(6,741), $0, $(512) and $(3,309) for 1998, the 21 day period ended December 31, 1997, the 344 day period ended December 10, 1997 and 1996, respectively.

      As a result of losses in current and previous years, the Company has unused net operating loss carryforwards for state income tax purposes of approximately $5,475 at December 31, 1998, which, if not used to offset future state taxable income, will begin to expire in 1999. The Company also has federal general business credit carryforwards of $1,258 at December 31,1998, which, if not used to offset future federal taxable income, will begin to expire in 2004. In addition, unused foreign net operating losses of $5,103 at December 31, 1998 will begin to expire in 2000.

      The Company has been subject to the U.S. Alternative Minimum Tax ("AMT") and, therefore, has a cumulative AMT credit carryforward of $5,082 as of December 31, 1998. This carryforward has an unlimited life and may be used to offset federal income taxes in excess of AMT in future periods.

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented as follows:

                                                         1998      1997
                                                         ----      ----
Current:
      Deferred tax assets:
         Postretirement benefits                        $1,676    $1,662
         Compensated absences                            1,528     1,480
         Workers' compensation                             514       570
         Health benefits                                   175       192
         Federal general business credit                 1,258     2,600
         Alternative minimum tax credit carryforwards    1,005         -
         Other                                           1,380     1,853
                                                        ------    ------
           Deferred tax assets                           7,536     8,357
      Deferred tax liabilities:
         Inventories                                     1,408       958
                                                        ------    ------
           Net current deferred tax asset               $6,128    $7,399
                                                        ======    ======

                 STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


(12)  INCOME TAXES - (CONTINUED)

                                                        1998       1997
                                                      -------    -------
Noncurrent:
    Deferred tax assets:
      Postretirement benefits                         $14,283    $13,034
      Alternative minimum tax credit carryforwards      4,077      5,370
      Inventories                                       1,064        649
      Federal general business credit                       -        534
      Workers' compensation                             1,342      1,113
      Net operating loss carryforwards                  1,832      1,747
      Plant closure costs                               1,382          -
      Other                                             1,314      1,343
                                                      -------    -------
         Deferred tax assets                           25,294     23,790
                                                      -------    -------

    Deferred tax liabilities:
      Property, plant and equipment                    28,292     30,517
                                                      -------    -------
         Net noncurrent deferred tax liability        $ 2,998    $ 6,727
                                                      =======    =======


      At December 31, 1998, the Company did not establish a valuation allowance to offset any deferred tax assets. Although the Company has an accumulated deficit balance, it has reported operating income on the consolidated statements of operations as well as income for tax purposes in 1998, 1997 and 1996. The Company continues to exhibit growth in sales to existing customers, as well as new customers. This is expected to result in the production of, and growth in, taxable income. Based on projections for future taxable income over the periods during which the deferred tax assets are deductible, and the expectation that a significant portion of these deferred tax assets are to be realized by offsetting them against temporary items, it is management's belief that it is more likely than not that all deferred tax assets will be fully realized. Projections indicate full utilization of the following deferred tax assets: 1) Federal general business credit of approximately $1,258 by 1999, 2) AMT credit carryforward of approximately $5,082 by 2001, 3) foreign net operating losses of $1,800 by 2002, and 4) state net operating losses of approximately $300 by 1999.

                 STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


(13)  CHANGES IN COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME

      The changes in the components of accumulated other comprehensive income
(loss) for 1998, the 21 day period ended December 31, 1997, the 344 day period ended December 10, 1997 and 1996 are as follows:

                                                                    ACCUMULATED
                                 CUMULATIVE        ADDITIONAL          OTHER
                                 TRANSLATION        PENSION        COMPREHENSIVE
                                 ADJUSTMENT         LIABILITY          INCOME
                                 -----------       ----------      -------------
January 1, 1996                   $  (398)          $  (422)          $  (820)

Net change                            375               281               656
                                  -------           -------           -------

December 31, 1996                     (23)             (141)             (164)

Net change                         (1,149)             (123)           (1,272)
                                  -------           -------           -------

December 10, 1997                 $(1,172)          $  (264)          $(1,436)
                                  =======           =======           =======

Initial capitalization -
  December 11, 1997               $    --           $    --           $    --

Net change                             (1)               --                (1)
                                  -------           -------           -------

December 31, 1997                      (1)               --                (1)

Net change                          1,033                --             1,033
                                  -------           -------           -------

December 31, 1998                 $ 1,032           $    --           $ 1,032
                                  =======           =======           =======


(14)  CAPITAL STOCK

      The Certificate of Incorporation of Stanadyne Automotive Corp. provides that the Company has the authority to issue 10,000 shares of common stock, par value $.01 of which 1,000 are issued and outstanding.

      Certain members of management of the Predecessor had individual subscription agreements which became fully vested due to a change in control in conjunction with the Acquisition. The Predecessor recorded expense for the 344 day period ended December 10, 1997 of $2,189 of which $1,705 resulted from the Acquisition. The expense for 1996 was $104.

                 STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


(15)  PLANT CLOSURE COSTS

      On September 9, 1998, the Company announced the planned closure of the manufacturing facility in Bari, Italy, scheduled to be completed during the second quarter of 1999. The Bari Plant is a part of the wholly-owned subsidiary, Stanadyne Automotive, SpA. The cost of closing the operation resulted in a charge to fourth quarter 1998 earnings for $4,215. Inventory writedowns to lower of cost or market totaled $787 and have been recorded in cost of goods sold in the 1998 consolidated statement of operations. Employee termination costs and other plant closure expenses totaled $3,428 and have been charged to operating income. Accrued liabilities totaling $6,457 reflect the sum of plant closure costs and leaving indemnity scheduled for payment in 1999.

(16)  401(k) PLAN

      Substantially all of the Company's domestic employees are eligible to participate in 401(k) savings plans. The 401(k) savings plans provide such employees with the opportunity to save for retirement on a tax deferred basis. The Company contributes 50% of the employees contribution per year up to a limit, as defined in the plan documents. The Company made contributions of $404, $4, $337 and $352 for 1998, the 21 day period ended December 31, 1997, the 344 day period ended December 10, 1997 and 1996, respectively.

(17)  RELATED PARTY TRANSACTIONS

      During 1998 and the 21 day period ended December 31, 1997, the Company incurred management fees of $1,100 and $59, respectively, from AIP for management services provided. During the 344 day period ended December 10, 1997 and 1996, the Company incurred management fees of $470 and $500, respectively, from Metromedia Company ("Metromedia") for management services provided. These charges are included in selling, general and administrative expenses.

      In conjunction with the Acquisition described in Note 2, the Company has an amount due from Stanadyne Automotive Holding Corp. of $4,061 and $4,131 as of December 31, 1998 and 1997, respectively.

(18)  SIGNIFICANT CUSTOMERS

      During 1998, the 21 day period ended December 31, 1997, the 344 day period ended December 10, 1997 and 1996, sales to customers and their affiliates, which represented approximately 10% or more of consolidated total sales, were as follows:

                                     COMPANY                 COMPANY              PREDECESSOR           PREDECESSOR
                                                             21 DAYS               344 DAYS
                                    YEAR ENDED                ENDED                  ENDED              YEAR ENDED
                                    DECEMBER 31,           DECEMBER 31,           DECEMBER 10,          DECEMBER 31,
                 SEGMENT               1998       %           1997       %            1997      %           1996      %
                 -------            ------------ ----      ------------ ----      ------------ ----     ------------ ----

Customer A     Diesel Group          $56,416     18.4%      $ 1,936     13.7%      $37,231      14.4%     $47,957     17.4%
Customer B     Precision Engine       33,188     10.8         1,182      8.4        34,039      13.1       41,483     15.1
Customer C     Diesel Group           58,445     19.0         2,761     19.5        42,824      16.5       38,893     14.1
Customer D     Precision Engine/
               Diesel Group           28,344      9.2         1,435     10.1        21,296       8.2       22,164      8.0

                 STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


(18)  SIGNIFICANT CUSTOMERS - (CONTINUED)

      Accounts receivable balances with these customers and their affiliates were $20,600 and $23,986 at December 31, 1998 and 1997, respectively.



(19)  COMMITMENTS AND CONTINGENCIES

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

      The Company is subject to potential environmental liability and various claims and legal actions which are pending or may be asserted against the Company concerning environmental matters. In conjunction with the Acquisition of the Company from Metromedia on December 11, 1997, Metromedia agreed to partially indemnify the Company and AIP for certain environmental matters.

      The effect of this indemnification is to limit environmental exposure of known sites. However, there are limitations to this indemnification. Current estimates of the cost of the remediations to be completed by Metromedia at the Windsor, Connecticut and Jacksonville, North Carolina facilities are $1,700 and $300, respectively. Estimates of future costs of environmental matters are inevitably imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the development and application of new technologies, the identification of new sites for which the Company may have remediation responsibility and the apportionment and collectibility of remediation costs among responsible parties. The Company establishes reserves for these environmental matters when a loss is probable and reasonably estimable and has accrued its best estimate, $1,460 and $1,500, with respect to these matters at December 31, 1998 and 1997, respectively. It is reasonably possible that the final resolution of some of these matters may require the Company to make expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. However, management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company's financial position or results of operations.

                 STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


(20)  SEGMENTS

      The Company has two reportable segments, the Diesel Systems Group (the "Diesel Group") and the Precision Engine Products Corp. ("Precision Engine"). The Diesel Group manufactures diesel fuel injection equipment including fuel pumps, injectors and filtration systems. This segment accounted for approximately 84%, 80%, 79% and 73% of the Company's revenues for 1998, the 21 day period ended December 31, 1997, the 344 day period ended December 10, 1997 and 1996, respectively. Precision Engine manufactures roller-rocker arms, hydraulic valve lifters and lash adjusters for gasoline engines. Revenues for Precision Engine accounted for 16%, 20%, 21% and 27% of total revenues for 1998, the 21 day period ended December 31, 1997, the 344 day period ended December 10, 1997 and 1996, respectively. The Company's reportable segments are strategic business units that offer similar products (engine parts) to customers in related industries (agricultural, industrial and automotive engine manufacturers). The Company considers the Diesel Group and Precision Engine to be two distinct segments because the operating results of each are compiled, reviewed and managed separately. In addition, the products and services of each segment have an end use (gasoline versus diesel engines) which entails different engineering and marketing efforts. There were no intersegment sales between the Diesel Group and Precision Engine for any of the periods presented below.

      The following summarizes key information used by the Company in evaluating the performance of each segment as of and for 1998, the 21 day period ended December 31, 1997, the 344 day period ended December 10, 1997 and 1996:

                                                            COMPANY
                                          AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1998
                                      DIESEL         PRECISION
                                       GROUP           ENGINE        ELIMINATIONS       TOTALS
                                    ---------        ---------       ------------      ---------
Net sales                           $ 256,594        $  50,459        $      --        $ 307,053
Gross profit                           48,641            6,682               --           55,323
Depreciation and amortization
  expense                              16,795            3,021               --           19,816
Operating income                       12,764            2,268               --           15,032
Net loss                               (1,200)            (487)              --           (1,687)
Total assets                          283,724           57,986          (19,794)         321,916
Total capital expenditures             11,293            3,086               --           14,379

                                                                 COMPANY
                                           AS OF AND FOR THE 21 DAYS ENDED DECEMBER 31, 1997
                                      DIESEL         PRECISION
                                      GROUP           ENGINE         ELIMINATIONS       TOTALS
                                    ---------        ---------       ------------      ---------
Net sales                           $  11,276        $   2,878       $      --        $  14,154
Gross profit                            2,239              497              --            2,736
Depreciation and amortization
  expense                                 817              178              --              995
Operating income                          708              183              --              891
Net (loss) income                        (186)             174              --              (12)
Total assets                          282,707           56,474         (17,871)         321,310
Total capital expenditures                352               26              --              378

                 STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


(20)  SEGMENTS - (CONTINUED)

                                                           PREDECESSOR
                                      AS OF AND FOR THE 344 DAYS ENDED DECEMBER 10, 1997
                                      DIESEL      PRECISION
                                      GROUP         ENGINE      ELIMINATIONS       TOTALS
                                    --------       --------     ------------      --------

Net sales                           $205,335       $ 53,809       $     --        $259,144
Gross profit                          32,383          7,119             --          39,502
Depreciation and amortization
  expense                             13,098          2,602             --          15,700
Operating income                       7,619          3,785             --          11,404
Net income                               660          2,282             --           2,942
Total assets                         189,306         32,136        (17,094)        204,348
Total capital expenditures            11,804          1,358             --          13,162

                                                        PREDECESSOR
                                         AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1996
                                     DIESEL       PRECISION
                                     GROUP         ENGINE       ELIMINATIONS       TOTALS
                                    --------       --------     ------------      --------

Net sales                           $202,467        $73,172       $     --        $275,639
Gross profit                          28,020         12,863             --          40,883
Depreciation and amortization
  expense                             14,378          2,608             --          16,986
Operating income                       1,205          8,702             --           9,907
Net (loss) income                       (891)         6,493             --           5,602
Total assets                         170,043         39,686        (14,812)        194,917
Total capital expenditures             6,335          2,492             --           8,827

(21)  FOREIGN AND GEOGRAPHIC INFORMATION

      The Company has manufacturing operations in the United States and Italy. The following is a summary of information by area as of December 31, 1998 and 1997 and for 1998, the 21 day period ended December 31, 1997, the 344 day period ended December 10, 1997 and 1996:

                                  COMPANY       COMPANY       PREDECESSOR      PREDECESSOR
                                 YEAR ENDED   21 DAY PERIOD  344 DAY PERIOD    YEAR ENDED
                                DECEMBER 31,   DECEMBER 31,   DECEMBER 10,     DECEMBER 31,
                                    1998           1997           1997            1996
                                 ------------  ------------  --------------    -----------
Net sales:
   Domestic - United States         $195,595       $  8,783       $174,860        $192,437
                                    --------       --------       --------        --------
   Foreign net sales:
       England                        51,009          2,277         38,092          33,355
       All other                      60,449          3,094         46,192          49,847
                                    --------       --------       --------        --------
   Total foreign sales               111,458          5,371         84,284          83,202
                                    --------       --------       --------        --------
Net sales                           $307,053       $ 14,154       $259,144        $275,639
                                    ========       ========       ========        ========

                 STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


(21)  FOREIGN OPERATIONS - (CONTINUED)

                                          COMPANY         COMPANY
                                         DECEMBER 31,    DECEMBER 31,
                                            1998            1997
                                         ------------    ------------
Long-lived assets:
   United States                         $ 189,874       $ 193,690
   Italy                                    35,962          33,169
                                         ---------       ---------

       Long-lived assets                 $ 225,836       $ 226,859
                                         =========       =========

Deferred tax assets (liabilities):
   United States                         $   2,056       $   1,794
   Italy                                     1,074          (1,122)
                                         ---------       ---------
       Deferred tax assets               $   3,130       $     672
                                         =========       =========


(22)  VALUATION AND QUALIFYING ACCOUNTS

The components of significant valuation and qualifying accounts for 1998, the 21 day period ended December 31, 1997, the 344 day period ended December 10, 1997 and 1996 were as follows:

                                                 ALLOWANCE
                                                    FOR
                                               UNCOLLECTIBLE
                                                  ACCOUNTS      INVENTORY
                                                 RECEIVABLE     RESERVES
                                               -------------    ----------
Balance December 31, 1995                         $   455        $ 2,370
   Charged to costs and expenses                      170            766
   Write-offs                                        (165)        (1,164)
   Exchange                                            18             22
                                                  -------        -------
Balance December 31, 1996                             478          1,994

   Charged to costs and expenses                    1,055          1,503
   Recoveries (write-offs)                             14           (596)
   Exchange                                           (42)           (59)
                                                  -------        -------
Balance December 11, 1997                           1,505          2,842

   Charged (credited) to costs and expenses             3            (11)
   Write-offs                                          --           (172)
   Exchange                                            --             --
                                                  -------        -------
Balance December 31, 1997                           1,508          2,659

   Charged to costs and expenses                       44          1,896
   (Write-offs) recoveries                         (1,062)             7
   Exchange                                            10             58
                                                  -------        -------
Balance December 31, 1998                         $   500        $ 4,620
                                                  =======        =======

                 STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


(23)  SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS

      Under the terms of the Notes issued by the Parent, the Notes are guaranteed jointly, fully, severally and unconditionally by the Subsidiary Guarantors on a subordinated basis and are not guaranteed by SpA and FSC (the "Non-Guarantors").

      The following are the supplemental combining condensed balance sheets as of December 31, 1998 and 1997 and the supplemental combined condensed statements of operations and cash flows for 1998, the 21 day period ended December 31, 1997, the 344 day period ended December 10, 1997 and 1996. Separate complete financial statements of the Guarantor are not presented because management has determined that they are not material to investors.

                                                                                 (COMPANY)
                                                                              DECEMBER 31, 1998
                                                  -------------------------------------------------------------------------------
                                                   STANADYNE                                                           STANADYNE
                                                  AUTOMOTIVE                         NON-                              AUTOMOTIVE
                                                      CORP.       SUBSIDIARY      GUARANTOR                             CORP. &
                                                     PARENT        GUARANTOR     SUBSIDIARIES     ELIMINATIONS        SUBSIDIARIES
                                                  ----------      -----------    ------------     ------------        ------------
ASSETS
Cash and cash equivalents                          $   4,859        $       5       $       5       $     263           $   5,132
Accounts receivable, net                              27,257            6,731           7,576              --              41,564
Inventories                                           22,466            7,418           6,852            (176)             36,560
Other current assets                                   6,601            2,040             122              --               8,763
                                                   ---------        ---------       ---------       ---------           ---------
      Total current assets                            61,183           16,194          14,555              87              92,019
Property, plant and equipment, net                    86,501           22,284          17,181              --             125,966
Intangible and other assets, net                      67,635           14,528          18,781          (1,074)(b)          99,870
Investment in subsidiaries                            23,285               --              --         (23,285)(a)              --
Due from Stanadyne Automotive
  Holding Corp.                                        4,061               --              --              --               4,061
                                                   ---------        ---------       ---------       ---------           ---------
      Total assets                                 $ 242,665        $  53,006       $  50,517       $ (24,272)          $ 321,916
                                                   =========        =========       =========       =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued
   liabilities                                     $  29,640        $   7,725       $  13,970       $      --           $  51,335
  Current maturities of long-term
   debt and capital lease obligations                  5,723               --           4,380              --              10,103
                                                   ---------        ---------       ---------       ---------           ---------
      Total current liabilities                       35,363            7,725          18,350              --              61,438
Long-term debt and capital lease obligations         148,995               --           1,388              --             150,383
Other noncurrent liabilities                          33,999           12,904           5,075          (1,074)(b)          50,904
Intercompany accounts                                (33,956)          17,563          16,141             252                  --
Stockholders' equity                                  58,264           14,814           9,563         (23,450)(a)          59,191
                                                   ---------        ---------       ---------       ---------           ---------

      Total liabilities and
        stockholders' equity                       $ 242,665        $  53,006       $  50,517       $ (24,272)          $ 321,916
                                                   =========        =========       =========       =========           =========

(a) Amount represents the elimination of investments in subsidiaries of the Parent.

(b)  Reclassify Non-Guarantor deferred tax asset to deferred tax liability.

                 STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


(23)  SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)


                                                                                   (COMPANY)
                                                                                DECEMBER 31, 1997
                                                   --------------------------------------------------------------------------------
                                                   STANADYNE                                                           STANADYNE
                                                   AUTOMOTIVE                        NON-                              AUTOMOTIVE
                                                      CORP.       SUBSIDIARY       GUARANTOR                             CORP. &
                                                     PARENT        GUARANTORS     SUBSIDIARIES     ELIMINATIONS        SUBSIDIARIES
                                                   ----------      -----------    ------------     ------------        ------------
ASSETS
Cash and cash equivalents                          $     317        $       4       $       4       $      --           $     325
Accounts receivable, net                              27,529            8,412           7,276              --              43,217
Inventories                                           23,937            8,104           6,839            (124)             38,756
Other current assets                                   6,994              914             114              --               8,022
                                                   ---------        ---------       ---------       ---------           ---------
      Total current assets                            58,777           17,434          14,233            (124)             90,320
Property, plant and equipment, net                    86,880           21,453          16,110              --             124,443
Intangible and other assets, net                      70,340           15,017          17,059                             102,416
Investment in subsidiaries                            29,211               --              --         (29,211)(a)              --
Due from Stanadyne Automotive
  Holding Corp.                                        4,131               --              --              --               4,131
                                                   ---------        ---------       ---------       ---------           ---------

      Total assets                                 $ 249,339        $  53,904       $  47,402       $ (29,335)          $ 321,310
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
                                                   =========        =========       =========       =========           =========

(a) Amount represents the elimination of investments in subsidiaries of the Parent.

                 STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


(23)  SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

                                                                           (COMPANY)
                                                                    YEAR ENDED DECEMBER 31, 1998
                                           -------------------------------------------------------------------------------
                                            STANADYNE                                                            STANADYNE
                                           AUTOMOTIVE                          NON-                              AUTOMOTIVE
                                              CORP.       SUBSIDIARY        GUARANTOR                             CORP. &
                                             PARENT       GUARANTORS      SUBSIDIARIES       ELIMINATIONS       SUBSIDIARIES
                                           ---------      ----------      ------------       ------------       ------------

Net sales                                  $ 231,215       $  50,459        $  26,138        $    (759)(a)       $ 307,053
Cost of goods sold                           181,367          43,777           27,376             (790)(a)         251,730
                                           ---------       ---------        ---------        ---------           ---------

      Gross profit (loss)                     49,848           6,682           (1,238)              31              55,323
Selling, general, administrative and
      other operating expenses                32,090           4,414            3,787               --              40,291
                                           ---------       ---------        ---------        ---------           ---------
      Operating income (loss)                 17,758           2,268           (5,025)              31              15,032
Interest, net                                 11,851           1,539            1,730               18              15,138
                                           ---------       ---------        ---------        ---------           ---------

      Income (loss) before income
         taxes                                 5,907             729           (6,755)              13                (106)
Income tax expense (benefit)                   1,681           1,216           (1,316)              --               1,581
                                           ---------       ---------        ---------        ---------           ---------
      Net income (loss)                    $   4,226       $    (487)       $  (5,439)       $      13           $  (1,687)
                                           =========       =========        =========        =========           =========


                                                                              (COMPANY)
                                                                 21 DAY PERIOD ENDED DECEMBER 31, 1997
                                             ----------------------------------------------------------------------------
                                            STANADYNE                                                            STANADYNE
                                           AUTOMOTIVE                              NON-                          AUTOMOTIVE
                                              CORP.        SUBSIDIARY           GUARANTOR                        CORP. &
                                             PARENT        GUARANTORS         SUBSIDIARIES   ELIMINATIONS      SUBSIDIARIES
                                           ----------      ----------         ------------   ------------      ------------
Net sales                                   $ 11,329        $  2,878          $    --         $    (53)(a)        $ 14,154
Cost of goods sold                             9,091           2,380               --              (53)(a)          11,418
                                            --------        --------          -------         --------            --------

      Gross profit                             2,238             498                                --               2,736
Selling, general, administrative and
      other operating expenses                 1,531             314               --               --               1,845
                                            --------        --------          -------         --------            --------
      Operating income                           707             184               --               --                 891
Interest, net                                    786              94               --               --                 880
                                            --------        --------          -------         --------            --------

      (Loss) income before income taxes          (79)             90               --               --                  11
Income tax expense (benefit)                     108             (85)              --               --                  23
                                            --------        --------          -------         --------            --------
      Net (loss) income                     $   (187)       $    175          $    --         $     --            $    (12)
                                            ========        ========          =======         ========            ========

(a)  To eliminate intercompany sales and cost of sales from SpA to Parent.

                 STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


(23)  SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)


                                                                             (PREDECESSOR)
                                                                 344 DAY PERIOD ENDED DECEMBER 10, 1997
                                           --------------------------------------------------------------------------
                                           STANADYNE                                                        STANADYNE
                                           AUTOMOTIVE                      NON-                            AUTOMOTIVE
                                             CORP.       SUBSIDIARY     GUARANTOR                            CORP. &
                                            PARENT       GUARANTORS    SUBSIDIARIES     ELIMINATIONS      SUBSIDIARIES
                                           --------      ----------    ------------     ------------      ------------
Net sales                                  $177,204       $ 53,809       $ 28,986        $   (855)(a)       $259,144
Costs of goods sold                         145,925         46,691         27,856            (830)(a)        219,642
                                           --------       --------       --------        --------           --------
     Gross profit                            31,279          7,118          1,130             (25)            39,502
Selling, general, administrative and
   other operating expenses                  23,414          3,333          1,351              --             28,098
                                           --------       --------       --------        --------           --------
     Operating income (loss)                  7,865          3,785           (221)            (25)            11,404
Interest, net                                 6,379              3            291              --              6,673
                                           --------       --------       --------        --------           --------
     Income (loss) before income
       taxes                                  1,486          3,782           (512)            (25)             4,731
Income tax expense (benefit)                    504          1,500           (215)             --              1,789
                                           --------       --------       --------        --------           --------
     Net income (loss)                     $    982       $  2,282       $   (297)       $    (25)          $  2,942
                                           ========       ========       ========        ========           ========

                                                                       (PREDECESSOR)
                                                                 YEAR ENDED DECEMBER 31, 1996
                                          -------------------------------------------------------------------------------
                                           STANADYNE                                                       STANADYNE
                                          AUTOMOTIVE                     NON-                              AUTOMOTIVE
                                             CORP.     SUBSIDIARY      GUARANTOR                            CORP. &
                                            PARENT     GUARANTORS      SUBSIDIARIES    ELIMINATIONS       SUBSIDIARIES
                                          ----------   -----------     ------------    ------------       ------------
Net sales                                 $ 171,266      $  73,172      $  32,355       $  (1,154)(a)      $ 275,639
Costs of goods sold                         142,740         60,309         32,860          (1,153)(a)        234,756
                                          ---------      ---------      ---------       ---------          ---------
     Gross profit (loss)                     28,526         12,863           (505)             (1)            40,883
Selling, general, administrative and
   other operating expenses                  24,555          4,160          2,261              --             30,976
                                          ---------      ---------      ---------       ---------          ---------
     Operating income (loss)                  3,971          8,703         (2,766)             (1)             9,907
Interest, net                                 7,110            607            542              --              8,259
                                          ---------      ---------      ---------       ---------          ---------
     (Loss) income before income
       taxes and cumulative effect
       of change in accounting principle     (3,139)         8,096         (3,308)             (1)             1,648
Income tax (benefit) expense                 (1,206)         3,032         (1,450)             --                376
                                          ---------      ---------      ---------       ---------          ---------
     (Loss) income before
       cumulative effect of
       change in accounting principle        (1,933)         5,064         (1,858)             (1)             1,272
Cumulative effect of change
     in accounting for post-
       retirement benefits, net of
       income taxes                           2,901          1,429             --              --              4,330
                                          ---------      ---------      ---------       ---------          ---------
Net income (loss)                         $     968      $   6,493      $  (1,858)      $      (1)         $   5,602
                                          =========      =========      =========       =========          =========

(a)  To eliminate intercompany sales and cost of sales from SpA to Parent.

                 STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


(23)  SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

                                                                             (COMPANY)
                                                                     YEAR ENDED DECEMBER 31, 1998
                                             ----------------------------------------------------------------------------
                                             STANADYNE                                                       STANADYNE
                                             AUTOMOTIVE                         NON-                         AUTOMOTIVE
                                                CORP.         SUBSIDIARY      GUARANTOR                        CORP. &
                                               PARENT         GUARANTORS    SUBSIDIARIES    ELIMINATIONS     SUBSIDIARIES
                                             ----------       ----------    ------------    ------------     ------------
Cash flows from operating activities:
   Net income (loss)                          $  4,226        $   (487)       $ (5,439)       $     13        $ (1,687)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
        Depreciation and amortization           15,193           3,021           1,602              --          19,816
        Other adjustments                          863             331          (2,154)             --            (960)
        Changes in operating assets and
          liabilities                           (3,239)            221           6,193             288           3,463
                                              --------        --------        --------        --------        --------
        Net cash provided by
          operating activities                  17,043           3,086             202             301          20,632
                                              --------        --------        --------        --------        --------

Cash flows from investing activities
   Capital expenditures                        (10,095)         (3,086)         (1,198)             --         (14,379)
   Proceeds from disposal of property,
      plant and equipment                           21               1               8              --              30
                                              --------        --------        --------        --------        --------
        Net cash used in investing
          activities                           (10,074)         (3,085)         (1,190)             --         (14,349)
                                              --------        --------        --------        --------        --------


Cash flows from financing activities:
   Net change in debt                           (2,430)             --             988              --          (1,442)
   Net change in equity                             --              --              --              --              --
                                              --------        --------        --------        --------        --------
        Net cash (used in)
          provided by financing
          activities                            (2,430)             --             988              --          (1,442)
                                              --------        --------        --------        --------        --------

Net increase in cash and
   cash equivalents                              4,539               1              --             301           4,841
Effect of exchange rate changes on cash              3              --               1             (38)            (34)
Cash and cash equivalents at
   beginning of year                               317               4               4              --             325
                                              --------        --------        --------        --------        --------
Cash and cash equivalents at
   end of year                                $  4,859        $      5        $      5        $    263        $  5,132
                                              ========        ========        ========        ========        ========

                 STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


(23)  SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

                                                                                 (COMPANY)
                                                                      21 DAY PERIOD ENDED DECEMBER 31, 1997
                                              ---------------------------------------------------------------------------------
                                               STANADYNE                                                           STANADYNE
                                              AUTOMOTIVE                             NON-                          AUTOMOTIVE
                                                 CORP.           SUBSIDIARY       GUARANTOR                           CORP. &
                                                PARENT           GUARANTORS      SUBSIDIARIES      ELIMINATIONS    SUBSIDIARIES
                                              -----------        ----------      ------------      ------------    ------------
Cash flows from operating activities:
   Net (loss) income                            $    (187)       $     175        $      --        $      --        $     (12)
   Adjustments to reconcile net (loss)
      income to net cash (used in)
        provided by operating activities:
        Depreciation and amortization                 817              178               --               --              995
        Other adjustments                              81             (448)              --               --             (367)
        Changes in operating assets and
          liabilities                             (38,960)          20,466           13,760               (5)          (4,739)
                                                ---------        ---------        ---------        ---------        ---------
          Net cash (used in)
          provided by
          operating activities                    (38,249)          20,371           13,760               (5)          (4,123)
                                                ---------        ---------        ---------        ---------        ---------

Cash flows from investing activities:
   Capital expenditures                              (352)             (26)              --               --             (378)
   Acquisition, net of cash acquired              (87,549)         (20,345)         (13,760)              --         (121,654)
                                                ---------        ---------        ---------        ---------        ---------

          Net cash used in investing
          activities                              (87,901)         (20,371)         (13,760)              --         (122,032)
                                                ---------        ---------        ---------        ---------        ---------

Cash flows from financing activities:
   Net change in debt                              62,990               --               --               --           62,990
   Net change in equity                            57,402               --               --               --           57,402
                                                ---------        ---------        ---------        ---------        ---------
        Net cash provided by
          financing activities                    120,392               --               --               --          120,392
                                                ---------        ---------        ---------        ---------        ---------

Net decrease in cash
   and cash equivalents                            (5,758)              --               --               (5)          (5,763)
Effect of exchange rate changes on cash                 4               --               --               --                4
Cash and cash equivalents at
   beginning of period                              6,071                4                4                5            6,084
                                                ---------        ---------        ---------        ---------        ---------
Cash and cash equivalents at
   end of period                                $     317        $       4        $       4        $      --        $     325
                                                =========        =========        =========        =========        =========

                 STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


(23)  SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

                                                                              (PREDECESSOR)
                                                                  344 DAY PERIOD ENDED DECEMBER 10, 1997
                                            --------------------------------------------------------------------------
                                             STANADYNE                                                      STANADYNE
                                            AUTOMOTIVE                          NON-                        AUTOMOTIVE
                                               CORP.         SUBSIDIARY      GUARANTOR                       CORP. &
                                               PARENT        GUARANTORS     SUBSIDIARIES    ELIMINATIONS   SUBSIDIARIES
                                            ----------       ----------     ------------    ------------   ------------
Cash flows from operating activities:
   Net income (loss)                          $    982        $  2,282        $   (297)       $    (25)       $  2,942
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
        Depreciation and amortization           11,738           2,602           1,360              --          15,700
        Other adjustments                        1,327            (647)           (365)             --             315
        Changes in operating assets and
          liabilities                           (3,068)         (3,320)          1,713              43          (4,632)
                                              --------        --------        --------        --------        --------
        Net cash provided by operating
          activities                            10,979             917           2,411              18          14,325
                                              --------        --------        --------        --------        --------

Cash flows from investing activities
   Capital expenditures                         (9,902)         (1,358)         (1,902)             --         (13,162)
   Proceeds from disposal of property,
      plant and equipment                          148             441             169              --             758
                                              --------        --------        --------        --------        --------
        Net cash used in investing
          activities                            (9,754)           (917)         (1,733)             --         (12,404)
                                              --------        --------        --------        --------        --------

Cash flows from financing activities:
   Net change in debt                            1,967              --            (679)             --           1,288
   Net change in equity                           (450)             --              --              --            (450)
                                              --------        --------        --------        --------        --------
        Net cash provided by
          (used in) financing
          activities                             1,517              --            (679)             --             838
                                              --------        --------        --------        --------        --------

Net increase (decrease) in cash and
   cash equivalents                              2,742              --              (1)             18           2,759
Effect of exchange rate changes on cash            (32)             --              (1)            (13)            (46)
Cash and cash equivalents at
   beginning of period                           3,361               4               6              --           3,371
                                              --------        --------        --------        --------        --------
Cash and cash equivalents at
   end of period                              $  6,071        $      4        $      4        $      5        $  6,084
                                              ========        ========        ========        ========        ========

                 STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


(23)  SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS - (CONCLUDED)


                                                                            (PREDECESSOR)
                                                                       YEAR ENDED DECEMBER 31, 1996
                                              ------------------------------------------------------------------------
                                              STANADYNE                                                      STANADYNE
                                              AUTOMOTIVE                         NON-                        AUTOMOTIVE
                                                CORP.        SUBSIDIARY       GUARANTOR                       CORP. &
                                               PARENT        GUARANTORS     SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES
                                              ----------     ----------     ------------    ------------    ------------
Cash flows from operating activities:
   Net income (loss)                          $    968        $  6,493        $ (1,858)       $     (1)       $  5,602
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
        Depreciation and amortization           12,332           2,608           2,046              --          16,986
        Other adjustments                        1,595           1,368          (1,450)             --           1,513
        Changes in operating assets and
          liabilities                           18,138          (7,988)          3,492              30          13,672
                                              --------        --------        --------        --------        --------
        Net cash provided by operating
          activities                            33,033           2,481           2,230              29          37,773
                                              --------        --------        --------        --------        --------

Cash flows from investing activities
   Capital expenditures                         (6,028)         (2,493)           (306)             --          (8,827)
   Proceeds from disposal of property,
      plant and equipment                          200              12              --              --             212
                                              --------        --------        --------        --------        --------
        Net cash used in investing
          activities                            (5,828)         (2,481)           (306)             --          (8,615)
                                              --------        --------        --------        --------        --------

Cash flows from financing activities:
   Net change in debt                          (24,616)             --          (2,013)             --         (26,629)
   Net change in equity                           (606)             --              92             (92)           (606)
                                              --------        --------        --------        --------        --------
        Net cash used in
          financing activities                 (25,222)             --          (1,921)            (92)        (27,235)
                                              --------        --------        --------        --------        --------

Net increase (decrease) in cash and
   cash equivalents                              1,983              --               3             (63)          1,923
Effect of exchange rate changes on cash            (16)             --              --             (43)
                                                                                                                   (59)
Cash and cash equivalents at
   beginning of year                             1,394               4               3             106           1,507
                                              --------        --------        --------        --------        --------
Cash and cash equivalents at
   end of year                                $  3,361        $      4        $      6        $     --        $  3,371
                                              ========        ========        ========        ========        ========


                                    ******

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company approved the replacement of KPMG LLP (the "Former Accountants") as the Company's independent outside accountants and the selection of Deloitte & Touche LLP as the Company's new independent outside accountants effective December 11, 1997. The Former Accountants were dismissed in connection with the change in ownership of the Company. There were no conflicts or contentious issues in connection with the dismissal.

The report of the Former Accountants on the financial statements of the Company for the year ended December 31, 1996 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles except for the change in accounting for post-retirement costs.

During the Company's year ended December 31, 1996 and through the termination date, December 11, 1997, there were no disagreements with the Former Accountants on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused them to make reference thereto in their report on the financial statements for such years.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The following table sets forth the name, age as of December 31, 1998 and position with the Company of each person who is a member of the Board of Directors or an executive officer of the Company. All directors serve for the term for which they are elected or until their successors are duly elected and qualified or until death, retirement, resignation or removal. All directors of the Company are also directors of Holdings.

Name                      Age      Position
----                      ---      --------
William D. Gurley         50       President, Chief Executive Officer and Director,
                                   Stanadyne Automotive Corp.

Michael H. Boyer          49       Vice President, Chief Financial Officer, Secretary and
                                   Director, Stanadyne Automotive Corp.

Robert A. Massa           61       Vice President, Human Resources, Stanadyne Automotive
                                   Corp.

Arthur S. Caruso          55       Vice President and General Manager, Precision Engine
                                   Products Corp.

William W. Kelly          47       Vice President and General Manager, Fuel Pumps,
                                   Stanadyne Automotive Corp.

Donald Buonomo            59       Vice President, Quality and Reliability, Stanadyne
                                   Automotive Corp.

Leon P. Janik             55       Vice President and General Manager, Power Products and
                                   Fuel Injectors, Stanadyne Automotive Corp.

W. Richard Bingham        63       Director

Robert Cizik              67       Director and Chairman of the Board

Kenneth J. Diekroeger     36       Director

Theodore C. Rogers        64       Director

Lawrence W. Ward, Jr.     46       Director (resigned January 5, 1999)

Kurtis J. Kaull           38       Director (elected February 10, 1999)


Mr. Gurley joined Stanadyne's Diesel Systems Division in 1984. In 1989, Mr. Gurley became Executive Vice President, Marketing, Engineering and Operations and was elected as a director of Stanadyne Automotive Corp. In 1995, he became President and Chief Executive Officer of the Company.

Mr. Boyer joined Stanadyne in 1978. In 1989, Mr. Boyer became Vice President and Chief Financial Officer and was elected Secretary and to the Board of Directors for the Company in 1998.

Mr. Massa joined Stanadyne in October 1990 as Vice President, Human Resources.

Mr. Caruso joined Stanadyne's Precision Products Division (the predecessor entity to Precision Engine) in 1965 and became Vice President and General Manager, Precision Engine Products Corp. in late 1988.

Mr. Kelly joined Stanadyne in May 1982. Effective with the formation of Stanadyne Automotive Corp. in 1988, Mr. Kelly was appointed to Vice President of Engineering and Marketing for Diesel Systems Division and in January 1998 became Vice President and General Manager, Fuel Pumps.

Mr. Buonomo joined Stanadyne in May 1997 as Vice President, Quality and Reliability. Prior to joining Stanadyne, he served as Vice President, Corporate Quality with C. Cowles & Company and Vice President, Quality & Reliability with Veeder-Root Company.

Mr. Janik joined Stanadyne in March 1970. In 1992, Mr. Janik was appointed Vice President, Power Products Division and in 1998 became Vice President and General Manager, Power Products and Fuel Injectors.

Mr. Bingham co-founded AIP with Theodore C. Rogers in 1988 and, with Mr. Rogers, is responsible for the overall management of the firm. Mr. Bingham was a Managing Director of Shearson Lehman Brothers from 1984 to 1987. Prior to joining Shearson Lehman Brothers, Mr. Bingham was a Director of the Corporate Finance Department, a member of the board, and head of Mergers and Acquisitions at Lehman Brothers Kuhn Loeb Inc. Prior thereto, he directed investment-banking operations at Kuhn Loeb & Company where he was a partner and member of the board and executive committee. Mr. Bingham also serves as a director of Bucyrus International, Great Lakes Carbon, RBX Group, Sweetheart Holdings, Inc, SF Holdings and Dearfield Associates.

Mr. Cizik is Chairman of the Board of the Company and has held that position and served on the Board since December 1997. He served as Chairman and Chief Executive Officer of Cooper Industries, Inc., a diversified international manufacturing company, from 1975 to 1996. He served as Chairman of the Board of Easco, Inc. from January 1997 until May 1998. Mr. Cizik is also a director of Air Products and Chemicals, Inc., Harris Corporation, Koppers Industries, Inc. and Temple-Inland, Inc.

Mr. Diekroeger joined the San Francisco office of AIP in 1996 from The Shansby Group, a private equity investment firm, where he had been employed since before January 1, 1992, and where he sourced, executed and served as a director for several middle-market investments and buyouts. He was elected to the Board of Directors of the Company in December 1997.

Mr. Rogers co-founded AIP with W. Richard Bingham in 1988 and, with Mr. Bingham, is responsible for the overall management of the firm. Mr. Rogers is former President, Chairman, Chief Executive Officer and Chief Operating Officer of NL Industries, a petroleum service and chemical company. Mr. Rogers currently serves as a non-executive Chairman of the Board and Director of Great Lakes Carbon Corporation. Additionally, he serves as a Director of Easco, Sunshine Materials, Bucyrus International, RBX Group, Steel Heddle Group, Sweetheart Holdings, and Derby International, Incorporated.

Mr. Ward had been an employee of AIP since 1992 and was elected to the Board of Directors of the Company in 1997. On January 5, 1999, Mr. Ward resigned from AIP and his position on the Board of Directors of the Company when he had accepted a position with another company.

Mr. Kaull joined the San Francisco office of AIP in 1996 from Pexco Holdings, a private equity investment firm, where he had been employed since 1990. He was elected to the Board of Directors of the Company in February 1999.

Directors do not receive compensation for their services as directors, with the exception of the Chairman of the Board, who receives $150,000 per year. Directors of the Company are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board of Directors or committees thereof.

ITEM 11.    EXECUTIVE COMPENSATION

The compensation of executive officers of the Company is determined by the Board of Directors of the Company. The following table sets forth information concerning compensation received by the five most highly compensated officers of the Company for services rendered in fiscal 1998 and 1997.

                           SUMMARY COMPENSATION TABLE

                                                                                                   Long Term
                                                                                                 Compensation
                                                                                                     Awards
                                                                                                   Securities
                                                                               Other Annual        Underlying          All Other
Name and Position             Year          Salary             Bonus          Compensation (1)     Options (#)      Compensation (2)
-----------------             ----          ------             -----          ----------------     -----------      ----------------
William D. Gurley             1998         $320,000            $261,754            $34,667            5,850            $     --
  (President,                 1997          300,000              68,400             33,681               --             916,626
  Chief Executive
  Officer and
  Director)

Michael H. Boyer              1998          202,000             165,232             26,384            2,125                  --
  (Vice President,            1997          190,000              43,320             25,582               --             565,028
  Chief Financial
  Officer,
  Secretary and
  Director)

Arthur S. Caruso              1998          185,000              91,760             24,362               --                  --
  (Vice President             1997          160,000              45,440             29,645               --             248,870
  and General
  Manager)

Leon P. Janik                 1998          185,000             156,977             23,357            2,250                  --
  (Vice President             1997          140,000              27,300             25,720               --             294,054
  and General
  Manager)

William W. Kelly              1998          210,000             178,731             24,992            3,000                  --
  (Vice President             1997          200,000              39,000             22,054               --             567,602
  and General
  Manager)

(1) Other Annual Compensation was received in the form of taxable and nontaxable fringe benefits, which included, among other things, club allowances, personal umbrella insurance, executive life and disability insurance, medical reimbursement and automobile leases.

(2) All Other Compensation was paid in 1997 in connection with the Acquisition. Prior to the Acquisition, the Company maintained two incentive plans for top level executives: the Debt Reduction Agreement ("DRA") and the Equity Participation Promotion Agreement ("EPP"). The DRA was an incentive plan whereby cash was awarded to plan members if certain performance objectives were achieved. The EPP was a stock incentive plan pursuant to which restricted stock granted to plan members in 1989 would vest upon achieving certain pre-designated performance benchmarks. Immediately prior to the Acquisition, the DRA was paid in full and all stock issued pursuant to the EPP was accelerated. The EPP and DRA were terminated and all stock owned by management was sold in connection with the Acquisition.

EMPLOYMENT AGREEMENTS

The Company has entered into identical employment agreements with Messrs. Gurley, Boyer and Kelly. Mr. Caruso has entered into a comparable agreement with Precision Engine. Pursuant to these agreements, Messrs. Gurley, Boyer, Caruso and Kelly serve in their current capacities at their current base salaries of $320,000, $202,000, $185,000 and $210,000, respectively. These salaries are reviewed at least annually and shall be increased to be consistent with increases in base salary awarded in the ordinary course of business to other key executives.

Each employment agreement is renewed automatically for a term of one year on the anniversary of the effective date, unless notice is given by the Company no later than thirty days before the end of the current term. If the Company does not renew the agreement within the three-year period following a change of control, the change of control provisions will continue to apply and the executive may be entitled to certain payments under the agreement in the event of termination.

The Company may terminate the executive for cause, as defined in the agreement, as well as for death and disability. Moreover, the executive may terminate the agreement for "Good Reason," which includes, among other circumstances, when the executive is assigned duties inconsistent with, or is subject to any other action by the Company that results in a diminution of, his position, authority, duties or responsibilities. Upon the termination of the employment agreement by the executive upon Good Reason, the Company shall pay to the executive within thirty days of the date of termination (i) his base salary through the date of termination, as well as any outstanding bonus payments; (ii) the previous year's bonus payment prorated for the fiscal year of the termination; (iii) an amount equal to the executive's base salary; (iv) any deferred compensation; and (v) any other amount due the executive under any other separation or severance pay plan of the Company.

Upon any termination within three years of a change of control, as defined in the agreements, the executive is entitled to certain payments, unless the termination is because of the death or retirement of the executive, by the Company for cause or disability, or by the executive for other than Good Reason. Such payments shall include (i) the executive's base salary through the date of termination, as well as any outstanding bonus payments; (ii) the previous year's bonus payment prorated for the fiscal year of termination; (iii) an amount equal to three times the executive's current base salary, plus three times the average amount paid to the executive in bonus payments over the prior three years; (iv) any deferred compensation; and (v) certain payments with respect to the executive's automobile. The executive shall be entitled to continued participation under the welfare benefit plans of the Company for one year following the date of termination. Payments under (iii) of this paragraph shall be payable in three equal installments: the first on the date of termination; the second on the first anniversary of the date of termination; and the third on the second anniversary of the date of termination.

Mr. Janik is an at-will employee. In 1998, Mr. Janik was paid an annual salary of $185,000 and a bonus of $156,977.

STOCK OPTION PLAN

The Board of Directors of Holdings adopted the Management Stock Option Plan (the "Stock Plan") as of June 5, 1998. The Plan provides for the grant to certain management employees of Holdings and its subsidiaries, including the Company, of stock options for the purchase of shares of

Holdings, which options are non-qualified for federal income tax purposes. Subject to the requirements and limitations of the Stock Plan, the President and Chief Executive Officer of Holdings shall have the authority to select the participants in the Stock Plan. The Board of Directors of Holdings, or a committee designated by the Board of Holdings, shall have the sole and complete responsibility and authority to, among other duties, approve grants of options under the Stock Plan.

  Option Grants

The following table sets forth certain information with respect to stock options granted to the named executive officers during the year ended December 31, 1998. There is no readily ascertainable fair market value for Holdings stock due to the absence of a market for shares.

            OPTION GRANTS DURING THE YEAR ENDED DECEMBER 31, 1998

                       Number of        As a % of
                       Securities     Total Options
                       Underlying      Granted to      Exercise
                        Options         Employees        Price      Expiration
Name                  Granted (1)        In 1998       ($/share)       Date
----                  -----------        -------       ---------       ----
William G. Gurley      23,400           32.9%         $ 60.28        12/11/07
Michael H. Boyer        8,500           11.9%           60.28        12/11/07
Lee Janik               9,000           12.6%           60.28        12/11/07
William W. Kelly       12,000           16.9%           60.28        12/11/07

(1) Options granted vest ratably over four years on each of the first four anniversary dates of the grant date, subject to certain performance criteria defined in the option plan.

  Stock Options Exercises

There were no stock options exercised as of December 31, 1998.

EMPLOYEE BENEFIT PLANS

  401(k) Plan

The Company sponsors two savings plans which are intended to be qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. All regular U.S. employees, except Tallahassee hourly employees, are eligible to participate in the Stanadyne Automotive Corp. Savings Plus Plan (the "SAC Savings Plan"). Beginning on January 1, 1998, hourly employees at the Tallahassee Plant were eligible to participate in the Precision Engine Products Corp. Retirement Fund (the "PEPC 401(k) Plan"). The maximum matching contribution for any participant, excluding the participants in the PEPC 401(k) Plan, for any year is 50% of such participant's contributions up to a maximum amount of $300.00. The participants in the PEPC 401(k) Plan receive a Company contribution of $300.00 per year plus a maximum matching contribution of $100.00.

The Company formerly maintained for Tallahassee hourly employees a noncontributory defined benefit pension plan entitled the "Precision Engine Products Corp. Tallahassee Hourly Pension Plan." This plan was terminated as of December 31, 1997. The Company now maintains only one noncontributory defined benefit pension plan entitled the "Stanadyne Automotive Corp. Pension Plan" (the "SAC Pension Plan").

  The SAC Pension Plan

The SAC Pension Plan provides benefits for all domestic non-collectively bargained, salaried employees of the Company and hourly employees of the Company employed at the Windsor, Washington and Jacksonville facilities. Salaried employees who participate in the SAC Pension Plan are provided benefits calculated under one of two different formulas. Salaried participants are entitled to the greater of the two benefit amounts. Under Formula One, benefits are based upon (i) a percentage of the monthly average compensation received by a participant during the five consecutive calendar years of employment that would produce the highest such average (the "Final Average Compensation"), (ii) the years of service of the participant with the Company and certain related or predecessor employers ("Years of Credited Service"), and (iii) a percentage of the primary age 65 Social Security benefit. Specifically, the accrued benefit payable under Formula One of the SAC Pension Plan is equal to (w) + (x) - (y) -
(z), where

(w) = 1.7% of Final Average Compensation times Years of Credited Service (not in excess of 30)

(x) = 1% of Final Average Compensation times Years of Credited Service in excess of 30

(y) = 1.66% of primary Social Security times Years of Credited Service (not in excess of 30)

(z) = Annuity for employees actively employed prior to July 2, 1988 (where applicable)


Formula Two under the SAC Pension Plan provides salaried participants with an accrued monthly benefit equal to $18.00 times Years of Credited Service less an Annuity for employees actively employed prior to July 2, 1988 (where applicable).

Benefits provided under the SAC Pension Plan for hourly employees are based upon
(i) a fixed amount per month and (ii) the years of service of the participant with the Company and certain related or predecessor employers ("Years of Credited Service"). Specifically, the accrued monthly benefit ordinarily payable under the SAC Pension Plan for hourly employees employed at the Washington and Jacksonville locations is equal to: $11.00 multiplied by the participant's Years of Credited Service. Hourly employees employed at the Windsor facility receive a monthly benefit of $18.00 multiplied by Years of Credited Service.

For purposes of the SAC Pension Plan, compensation used in the determination of Final Average Compensation includes total earnings received for personal services to the Company. For the calendar years 1996 and prior, the total compensation that can be considered for any purpose under the SAC Pension Plan is limited to $150,000, and for 1997 and 1998, the limit is $160,000, pursuant to requirements imposed by the Internal Revenue Code of 1986, as amended (the "Code").

The Code also places certain other limitations on the annual benefits that may be paid under the Plan.

The Company has also adopted two nonqualified plans entitled the "Stanadyne Automotive Corp. Benefit Equalization Plan" and the "Stanadyne Automotive Corp. Supplemental Retirement Plan" (together, the "SERP"), which are designed to supplement the benefits payable under the SAC Pension Plan for designated employees. The annual benefit payable under the SERP is equal to the difference between the benefit the designated employee would have received under the SAC Pension Plan if certain Code limitations did not apply and the designated employee's SAC Pension Plan benefit.

Benefits may be paid under the SAC Pension Plan and the SERP in the form of (i) a straight-life annuity for the life of the participant; (ii) a 50% joint and survivor annuity for the lives of the participant and spouse; (iii) a 75% or 100% joint and survivor annuity whereby the participant receives a reduced monthly benefit for life and the spouse receives 75% or 100% of such reduced monthly benefit for life; and (iv) for participants with an accrued benefit of $5,000.00 or less, a lump sum.

                            Pension Plan Table (1)(2)


                                                                  Years of Service
                                                                  ----------------
      Final Average Compensation              15           20            25           30          35
      --------------------------              --           --            --           --          --
      $125,000.....................       $ 27,848     $ 37,131      $ 46,414      $55,696    $  61,946
       150,000.....................         34,223       45,631        57,039       68,446       75,946
       175,000.....................         40,598       54,131        67,664       81,196       89,946
       200,000.....................         46,973       62,631        78,289       93,946      103,946
       225,000.....................         53,348       71,131        88,914      106,696      117,946
       250,000.....................         59,723       79,631        99,539      119,446      131,946
       300,000.....................         72,473       96,631       120,789      144,946      159,946
       400,000.....................         97,973      130,631       163,289      195,946      215,946
       450,000.....................        110,723      147,631       184,539      221,446      243,946
       500,000.....................        123,473      164,631       205,789      246,946      271,946

Note:

 (1) Amounts shown represent the annual single-life benefit at age 65 from the SAC Pension Plan (as defined herein) plus the benefit from the SERP (as defined herein).

(2) For this illustration, the annual social security benefit was assumed to be $16,104 for the calculation of the Social Security offset.

The Years of Credited Service under the SAC Pension Plan at December 31, 1998, were 21.0, 33.4, 14.8, 28.8 and 17.0 for Messrs. Boyer, Caruso, Gurley, Janik and Kelly, respectively. The estimated annual benefits payable under the Plan and the SERP, assuming termination on December 31, 1998 and retirement at age 65, are illustrated as follows:


                                Estimated Accrued
                         Pension Benefit as of 12/31/98

                                                   The Sac
                                                 Pension Plan          The SERP         Total
                                                 ------------          --------         -----
                 Boyer.......................     $ 43,033             $ 19,722       $ 62,755
                 Caruso......................       51,488               41,940         93,428
                 Gurley......................       36,915               36,310         73,225
                 Janik.......................       37,951                7,173         45,124
                 Kelly.......................       34,702               16,281         50,983

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company is authorized by its Certificate of Incorporation to issue 10,000 shares of common stock, par value $.01 per share ("Company Common Stock"). Holdings owns all of the outstanding and issued 1,000 shares of Company Common Stock. Holdings is authorized by its Certificate of Incorporation to issue 1,200,000 shares of common stock, par value $.01 per share ("Holdings Common Stock"). AIP and management of the Company own substantially all of Holdings Common Stock. Holdings has adopted the Stock Plan, which provides for the grant to certain key employees and/or directors of the Company of stock options that are non-qualified options for federal income tax purposes.

As of December 31, 1998, there were 20 holders of record of shares of Holdings Common Stock. The following table sets forth certain information regarding beneficial ownership of Holdings Common Stock as of December 31, 1998, assuming the exercise of stock options exercisable within 60 days of such date, by (i) each person who is known by Holdings to be the beneficial owner of more than 5% of Holdings Common Stock, (ii) each of the Company's directors and the named executive officers in the Summary Compensation Table and (iii) all directors and executive officers as a group. To the knowledge of the Company, each stockholder has sole voting and investment power as to the shares of Holdings Common Stock shown unless otherwise noted. Except as indicated below, the address for each such person is c/o Stanadyne Automotive Corp., 92 Deerfield Road, Windsor, CT 06095.

                                                                                 Exercisable
                                                                  Total          Options (4)
                            Name                               Number (1)      Included in Total    Percentage (2)
                            ----                               ----------      -----------------    --------------
American Industrial Partners Capital Fund II, L.P. (3)..        951,301                   0             94.01%
W. Richard Bingham (3)..................................              0                   0              0.00%
Robert Cizik (3)........................................              0                   0              0.00%
Kenneth J. Diekroeger (3)...............................              0                   0              0.00%
Lawrence W. Ward, Jr. (3)...............................              0                   0              0.00%
William D. Gurley.......................................         19,950               5,850              1.97%
William W. Kelly........................................         11,294               3,000              1.12%
Leon P. Janik...........................................          7,575               2,250              0.75%
Michael H. Boyer........................................          7,101               2,125              0.70%
Arthur S. Caruso........................................              0                   0              0.00%
Theodore C. Rogers (5)..................................              0                   0              0.00%
All directors and executive officers as a group.........         48,428              14,075              4.79%

(1) Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities and Exchange Commission. In computing the number of shares of Holdings Common Stock beneficially owned by a person and the percentage of beneficial ownership of that person, shares of Holdings Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of each other person. The persons named in this table have sole voting and investment power with respect to all shares of Holdings Common Stock shown as beneficially owned by them, subject to community property laws where applicable and except as indicated in the other footnotes to this table.

(2) Based upon 994,111 shares of Holdings Common Stock outstanding as of December 31, 1998.

(3) The address of such entity or person is One Maritime Plaza, Suite 2525, San Francisco, California 94111.

(4) Represents an aggregate of 14,075 shares of Holdings Common Stock held by directors and executive officers which are issuable upon exercise of options exercisable within 60 days of the date hereof.

(5) The address of such person is 551 Fifth Avenue, Suite 3800, New York, New York 10176.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ACQUISITION ARRANGEMENTS

In connection with the Acquisition, Holdings, AIP and other stockholders of Holdings entered into a stockholders agreement (the "Stockholders Agreement") pursuant to which such persons were granted certain registration rights and participation rights. Pursuant to the Stockholders Agreement, AIP has the right to elect the directors of Holdings. The directors of the Company are the same as the directors of Holdings.

At the close of the Acquisition on December 10, 1997, AIP was paid a fee of $4.0 million and was reimbursed for out-of-pocket expenses in connection with the negotiation of the Acquisition and for providing certain investment banking services to the Company, including the arrangement and negotiation of the Company's financing, and for other financial advisory and management consulting services.

MANAGEMENT SERVICES AGREEMENT

In accordance with a management services agreement, the Company is required to pay AIP an annual fee of $1.1 million for providing general management, financial and other corporate advisory services to the Company, payable quarterly in advance on each January 1, April 1, July 1 and October 1 during the term of the management services agreement. AIP also will be reimbursed for out-of-pocket expenses. The management fees are subordinated in right of payment to the Notes.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements:

          See item "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

     2.   Financial Statement Schedules:

          The Company is not required by the applicable accounting regulations of the Securities and Exchange Commission to provide all financial statement schedules. The Financial Statements and the Notes thereto contain what information is required and what is not required has been omitted.


EXHIBIT INDEX

TABLE
NUMBER                           DESCRIPTION
------                           -----------
    3.1     * Amended and Restated Certificate of Incorporation of Stanadyne
            Automotive Corp.

    3.2     * Amended and Restated By-laws of Stanadyne Automotive Corp.

    4.1     * Indenture dated as of December 11, 1997 between Stanadyne
            Automotive Corp., DSD International Corp., Precision Engine Products
            Corp. and United States Trust Company of New York

    4.2     * Purchase Agreement dated as of December 4, 1997 among SAC
            Automotive, Inc. and Donaldson, Lufkin & Jenrette

    4.3 * Registration Rights Agreement dated as of December 11, 1997 by and among Stanadyne Automotive Corp. and Donaldson, Lufkin & Jenrette

   10.1     * Credit Agreement dated as of December 11, 1997 among SAC
            Automotive, Inc., Stanadyne Automotive Corp., the Lenders listed therein, as Lenders, DLJ Capital Funding, Inc., as Syndication
            Agent, and The First National Bank of Chicago, as Administrative
            Agent

   10.1.1 *** First Amendment To Credit Agreement dated July 31, 1998 to amend the Credit Agreement dated as of December 11, 1997 among SAC
            Automotive, Inc., Stanadyne Automotive Corp., the Lenders listed therein, as Lenders, DLJ Capital Funding, Inc., as Syndication
            Agent, and The First National Bank of Chicago, as Administrative
            Agent

   10.1.2 Second Amendment To Credit Agreement dated February 8, 1999 to amend the Credit Agreement dated as of December 11, 1997, as amended as of July 31, 1998, among SAC Automotive, Inc., Stanadyne Automotive
            Corp., the Lenders listed therein, as Lenders, DLJ Capital Funding,
            Inc., as Syndication Agent, and The First National Bank of Chicago, as Administrative Agent

   10.2 * Stock Purchase Agreement dated November 7, 1997 for the Purchase of Stanadyne Automotive Holding Corp. among SAC, Inc., a wholly-owned subsidiary of American Industrial Partners Capital Fund
            II, L.P., Stanadyne Automotive Holding Corp., and Stanadyne
            Automotive Holding Corp. Shareholders

   10.3     * Form of Amended and Restated Employment Agreement by and between
            Stanadyne Automotive Corp. and William Gurley, Michael Boyer and
            William Kelly

   10.4     * Form of Employment Agreement by and between Precision Engine
            Products Corp. and Arthur Caruso


   10.5     * Stanadyne Automotive Corp. Pension Plan effective December 31,
            1994

   10.6     * Stanadyne Automotive Corp. Savings Plus Plan restated as of
            January 1, 1993

   10.7     * Precision Engine Products Corp. Retirement Fund effective as of
            January 1, 1998

   10.8 * Stanadyne Automotive Corp. Benefit Equalization Plan effective as of January 1, 1992

   10.9 * Stanadyne Automotive Corp. Supplemental Retirement Plan effective as of January 1, 1992

   10.10    * Supply Agreement dated as of December 8, 1995 between Precision
            Engine Products Corp. and the Ina Bearing Company

   10.11    * Customer Agreement dated as of November 1, 1996 between Stanadyne
            Automotive Corp. and Deere & Company

   10.12    * Customer Agreement dated as of January 22, 1996 between Stanadyne
            Automotive Corp. and General Motors Powertrain Group

   10.12.1  ** Amendment dated March 13, 1998 to Customer Agreement dated as of
            January 22, 1996 between Stanadyne Automotive Corp. and General
            Motors Powertrain Group

   10.13 * Management Services Agreement dated as of December 11, 1997 between Stanadyne Automotive Corp. and American Industrial Partners.

   12.1     Statement of Computation of Ratios

   16.1     *  Letter of Change in Accounting Principles

   21.1     Subsidiaries of Stanadyne Automotive Corp.

   27.1     Financial Data Schedule


* Incorporated by reference to Registration Statement Form S-4, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998.

** Incorporated by reference to corresponding exhibit filed as an exhibit to Form 10-Q filed May 14, 1998.

*** Incorporated by reference to corresponding exhibit filed as an exhibit to Form 10-Q filed November 12, 1998.

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Stanadyne Automotive Corp. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Stanadyne Automotive Corp.
                                                (Registrant)

Date:    March 19, 1999                   By:   /s/ William D. Gurley
         --------------                         ---------------------
                                                William D. Gurley
                                                President and Chief Executive
                                                Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of Stanadyne Automotive Corp. and in the capacities and on the dates indicated.

Date:    March 19, 1999                   By:   /s/ William D. Gurley
         --------------                         ---------------------
                                                William D. Gurley
                                                President, Chief Executive
                                                Officer and Director

Date:    March 19, 1999                   By:   /s/ Michael H. Boyer
         --------------                         --------------------
                                                Michael H. Boyer
                                                Vice President, Chief Financial
                                                Officer, Secretary and Director

Date:    March 19, 1999                   By:   /s/ W. Richard Bingham
         --------------                         ----------------------
                                                W. Richard Bingham
                                                Director

Date:    March 19, 1999                   By:   /s/ Robert Cizik
         --------------                         ----------------
                                                Robert Cizik
                                                Chairman of the Board and
                                                Director

Date:    March 19, 1999                   By:   /s/ Kenneth J. Diekroeger
         --------------                         -------------------------
                                                Kenneth J. Diekroeger
                                                Director

Date:    March 19, 1999                   By:   /s/ Theodore C. Rogers
         --------------                         ----------------------
                                                Theodore C. Rogers
                                                Director

Date:    March 19, 1999                   By:   /s/ Kurtis J. Kaull
         --------------                         -------------------
                                                Kurtis J. Kaull
                                                Director

EXHIBIT INDEX

TABLE
NUMBER                          DESCRIPTION
------    --------------------------------------------------------------------
 3.1      * Amended and Restated Certificate of Incorporation of Stanadyne
            Automotive Corp.
 3.2      * Amended and Restated By-laws of Stanadyne Automotive Corp.
 4.1      * Indenture dated as of December 11, 1997 between Stanadyne
            Automotive Corp., DSD International Corp., Precision Engine Products Corp. and United States Trust Company of New York
 4.2      * Purchase Agreement dated as of December 4, 1997 among SAC
            Automotive, Inc. and Donaldson, Lufkin & Jenrette
 4.3      * Registration Rights Agreement dated as of December 11, 1997 by and among Stanadyne Automotive Corp. and Donaldson, Lufkin
            & Jenrette
10.1      * Credit Agreement dated as of December 11, 1997 among SAC
            Automotive, Inc., Stanadyne Automotive Corp., the Lenders listed therein, as Lenders, DLJ Capital Funding, Inc., as Syndication Agent, and The First National Bank of Chicago, as Administrative Agent
10.1.1  *** First Amendment To Credit Agreement dated July 31, 1998 to amend the Credit Agreement dated as of December 11, 1997 among SAC Automotive, Inc., Stanadyne Automotive Corp., the Lenders listed therein, as Lenders, DLJ Capital Funding, Inc., as Syndication Agent, and The First National Bank of Chicago, as Administrative Agent
10.1.2 Second Amendment To Credit Agreement dated February 8, 1999 to amend the Credit Agreement dated as of December 11, 1997, as amended as of July 31, 1998, among SAC Automotive, Inc., Stanadyne Automotive Corp., the Lenders listed therein, as Lenders, DLJ Capital Funding, Inc., as Syndication Agent, and The First National Bank of Chicago, as Administrative
            Agent
10.2      * Stock Purchase Agreement dated November 7, 1997 for the
            Purchase of Stanadyne Automotive Holding Corp. among
            SAC, Inc., a wholly-owned subsidiary of American Industrial Partners Capital Fund II, L.P., Stanadyne Automotive Holding
            Corp., and Stanadyne Automotive Holding Corp. Shareholders
10.3      * Form of Amended and Restated Employment Agreement by and
            between Stanadyne Automotive Corp. and William Gurley,
            Michael Boyer and William Kelly
10.4      * Form of Employment Agreement by and between Precision Engine
            Products Corp. and Arthur Caruso
10.5      * Stanadyne Automotive Corp. Pension Plan effective December 31, 1994
10.6      * Stanadyne Automotive Corp. Savings Plus Plan restated as of
            January 1, 1993
10.7      * Precision Engine Products Corp. Retirement Fund effective as of
            January 1, 1998
10.8      * Stanadyne Automotive Corp. Benefit Equalization Plan effective as of January 1, 1992
10.9      * Stanadyne Automotive Corp. Supplemental Retirement Plan effective as of January 1, 1992
10.10     * Supply Agreement dated as of December 8, 1995 between Precision
            Engine Products Corp. and the Ina Bearing Company
10.11     * Customer Agreement dated as of November 1, 1996 between Stanadyne
            Automotive Corp. and Deere & Company
10.12     * Customer Agreement dated as of January 22, 1996 between Stanadyne
            Automotive Corp. and General Motors Powertrain Group
10.12.1  ** Amendment dated March 13, 1998 to Customer Agreement dated as of
            January 22, 1996 between Stanadyne Automotive Corp. and General Motors Powertrain Group
10.13     * Management Services Agreement dated as of December 11, 1997 between
            Stanadyne Automotive Corp. and American Industrial Partners
12.1        Statement of Computation of Ratios
16.1      * Letter of Change in Accounting Principles
21.1        Subsidiaries of Stanadyne Automotive Corp.
27.1        Financial Data Schedule

* Incorporated by reference to Registration Statement Form S-4, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998.

** Incorporated by reference to corresponding exhibit filed as an exhibit to Form 10-Q filed May 14, 1998.

*** Incorporated by reference to corresponding exhibit filed as an exhibit to Form 10-Q filed November 12, 1998.