Form 10-Q
period 1999-03-31
STANADYNE AUTOMOTIVE CORP
filed 1999-05-11
CIK 1053439

                                   FORM 10 - Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C., 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .................... to ......................

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

Yes [X]           No [  ]

The number of Common Shares of the Company, $0.01 per share par value, outstanding as of April 30, 1999 was 1,000.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS



Part I    Financial Information

         Item 1 Financial Statements

                Condensed Consolidated Balance Sheets as of March 31,
                1999 (unaudited) and December 31, 1998.........................3

                Condensed Consolidated Statements of Operations for the
                three months ended March 31, 1999 and 1998 (unaudited).........4

                Condensed Consolidated Statements of Cash Flows for the
                three months ended March 31, 1999 and 1998 (unaudited).........5

                Notes to Condensed Consolidated Financial Statements........6-14


         Item 2 Management's Discussion and Analysis of Financial
                Condition and Results of Operations........................15-19


         Item 3 Quantitative and Qualitative Disclosures About Market
                Risk..........................................................20


Part II  Other Information

         Item 6 Exhibits and Reports on Form 8-K..............................21

         Signature   .........................................................22

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                         (UNAUDITED)
                                                                          MARCH 31,        DECEMBER 31,
                                                                            1999              1998
                                                                            ----              ----
                                     ASSETS
Cash and cash equivalents                                                 $   3,585         $   5,132
Accounts receivable, net of allowance for uncollectible
  accounts of $511 at March 31, 1999 and $500 at December 31, 1998           43,288            41,564
Inventories                                                                  35,882            36,560
Prepaid expenses and other current assets                                       923             2,635
Deferred income taxes                                                         6,553             6,128
                                                                          ---------         ---------
                            Total current assets                             90,231            92,019

Property, plant and equipment, net                                          123,935           125,966
Intangible and other assets, net                                             97,693            99,870
Due from Stanadyne Automotive Holding Corp.                                   4,061             4,061
                                                                          ---------         ---------
                            Total assets                                  $ 315,920         $ 321,916
                                                                          =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                          $  20,225         $  20,222
Accrued liabilities                                                          31,185            31,113
Current maturities of long-term debt                                          7,691             8,808
Current installments of capital lease obligations                             1,178             1,295
                                                                          ---------         ---------
                            Total current liabilities                        60,279            61,438

Long-term debt, excluding current maturities                                148,053           148,821
Deferred income taxes                                                         1,738             2,998
Capital lease obligations, excluding current installments                     1,226             1,562
Other noncurrent liabilities                                                 47,647            47,906
                                                                          ---------         ---------
                            Total liabilities                               258,943           262,725
                                                                          ---------         ---------

Commitments and contingencies                                                  --                --

Stockholders' equity:
       Common stock                                                            --                --
       Additional paid-in capital                                            59,858            59,858
       Other accumulated comprehensive (loss) income                           (209)            1,032
       Accumulated deficit                                                   (2,672)           (1,699)
                                                                          ---------         ---------
                            Total stockholders' equity                       56,977            59,191
                                                                          ---------         ---------
              Total liabilities and stockholders' equity                  $ 315,920         $ 321,916
                                                                          =========         =========

            See notes to condensed consolidated financial statements.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                               3 Months             3 Months
                                                            Ended March 31,      Ended March 31,
                                                                 1999                 1998
                                                                 ----                 ----
Net sales                                                      $ 66,147             $ 75,026
Cost of goods sold                                               55,458               61,781
                                                               --------             --------

Gross profit                                                     10,689               13,245

Selling, general and administrative expenses                      7,201                7,448
Amortization of intangibles                                       1,468                1,368
Management fees                                                     275                  275
                                                               --------             --------

Operating income                                                  1,745                4,154

Interest, net                                                     3,593                3,828
                                                               --------             --------

(Loss) income before income taxes                                (1,848)                 326

Income tax (benefit) expense                                       (875)                 318
                                                               --------             --------

Net (loss) income applicable to common shareholders            $   (973)            $      8
                                                               ========             ========


            See notes to condensed consolidated financial statements.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         3 Months            3 Months
                                                                      Ended March 31,     Ended March 31,
                                                                           1999                1998
                                                                           ----                ----
Cash flows from operating activities:
    Net (loss) income                                                    $  (973)            $     8
    Adjustments to reconcile net (loss) income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                        5,155               4,717
      Deferred income taxes                                               (1,751)               (333)
      Loss on disposal of property, plant and equipment                       30                --
      Changes in operating assets and liabilities                            544              (4,031)
                                                                         -------             -------
          Net cash provided by operating activities                        3,005                 361
                                                                         -------             -------

Investing activities:
    Capital expenditures                                                  (2,529)             (4,307)
    Proceeds from disposal of property, plant and equipment                   56                --
                                                                         -------             -------
          Net cash used in investing activities                           (2,473)             (4,307)
                                                                         -------             -------

Financing activities:
    Net borrowings on revolving credit facility                            1,196               5,078
    Principal payments on long-term debt                                  (2,877)               --
    Payments of capital lease obligations                                   (364)               (540)
                                                                         -------             -------
          Net cash (used in) provided by financing activities             (2,045)              4,538
                                                                         -------             -------


Cash and cash equivalents:
    Net (decrease) increase in cash and cash equivalents                  (1,513)                592
    Effect of exchange rate changes on cash                                  (34)                 (6)
    Cash and cash equivalents at beginning of period                       5,132                 325
                                                                         -------             -------
    Cash and cash equivalents at end of period                           $ 3,585             $   911
                                                                         =======             =======


            See notes to condensed consolidated financial statements.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)



(1)   SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The balance sheet as of December 31, 1998 is condensed financial information derived from the audited balance sheet. The interim financial statements are unaudited. The results of the operations and cash flows for the interim periods presented are not necessarily indicative of the results for the full year. These statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation for the periods presented. Certain amounts have been reclassified in the 1998 financial statements to conform to the 1999 presentation.

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

The Acquisition has been accounted for using the purchase method of accounting, whereby the purchase cost has been allocated to the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed with the excess identified as goodwill. The consolidated goodwill resulting from the transaction was $78.1 million. Fair values were based on valuations and other studies. Subsequent to the Acquisition, the Company filed a Form S-4 Registration Statement for the purpose of registering $100 million of 10-1/4% Senior Subordinated Notes to be issued in exchange for the similar amount of Notes issued on December 11, 1997. This Form S-4 Registration Statement became effective on May 5, 1998.

(3)   INVENTORIES

Components of inventory are as follows:

                                                 As of                     As of
                                             March 31, 1999          December 31, 1998
                                             --------------          -----------------
Raw materials                                   $ 2,376                  $ 2,583
Work-in-process                                  25,502                   25,192
Finished goods                                    8,004                    8,785
                                                -------                  -------

                                                $35,882                  $36,560
                                                =======                  =======

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


(4)   INCOME TAXES

The Company's effective income tax rate was 47.3% through the first three months of 1999, compared to 97.5% for the first three months of 1998. This lower tax rate is due to a change in the way the Company applies the annual tax rate to the quarterly earnings to provide consistent quarterly tax rates based on the estimated effective tax rate for the year. To the extent there are differences between planned and actual net income or the components thereof, the effective tax rate for the year could change and, in turn, could be reflected in future quarterly tax rates.

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

The Company is subject to potential environmental liability as a result of various environmental claims and legal actions, which are pending or may be asserted against the Company. Reserves for such liabilities have been established, and no insurance recoveries have been anticipated in the determination of the reserves. In management's opinion, the aforementioned claims will be resolved without material adverse effects on the results of operations, financial position or cash flows of the Company. In conjunction with the Acquisition of the Company from Metromedia Company ("Metromedia") on December 11, 1997, Metromedia agreed to partially indemnify the Company and AIP for certain environmental matters.

(6)   COMPREHENSIVE INCOME

The Company's comprehensive results of operations for the three months ended March 31, 1999 and 1998 are as follows:

                                                               3 Months            3 Months
                                                            Ended March 31,     Ended March 31,
                                                                 1999                1998
                                                                 ----                ----
Net (loss) income applicable to common shareholders            $  (973)            $     8

Other comprehensive loss, net of tax:
       Foreign currency translation adjustments                 (1,241)               (612)
                                                               -------             -------

Comprehensive loss                                             $(2,214)            $  (604)
                                                               =======             =======

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


(7)   SEGMENTS

The Company has two reportable segments, the Diesel Systems Group (the "Diesel Group") and the Precision Engine Products Corp. ("Precision Engine"). The Diesel Group manufactures diesel fuel injection equipment including fuel pumps, injectors and filtration systems. This segment accounted for approximately 80% and 82% of the Company's revenues for the first quarter of 1999 and 1998, respectively. Precision Engine manufactures roller-rocker arms, hydraulic valve lifters and lash adjusters for gasoline engines. Revenues for Precision Engine accounted for 20% and 18% of total revenues for the first quarter ended March 31, 1999 and 1998, respectively. The Company considers the Diesel Group and Precision Engine to be two distinct segments because the operating results of each are compiled, reviewed and managed separately. In addition, the products and services of each segment have an end use (gasoline versus diesel engines) which entails different engineering and marketing efforts. There were no inter-segment sales between the Diesel Group and Precision Engine for any of the periods presented below.

The following summarizes key information used by the Company in evaluating the performance of each segment as of and for first quarter ended March 31, 1999 and 1998:

                                               AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                           -----------------------------------------------------------
                                           DIESEL           PRECISION
                                            GROUP            ENGINE        ELIMINATIONS        TOTALS
                                            -----            ------        ------------        ------
Net sales                                  $ 52,955         $ 13,192        $    -            $ 66,147
Gross profit                                  8,222            2,467             -              10,689
Deprecation and amortization
  expense                                     4,350              805             -               5,155
Operating (loss) income                         (52)           1,797             -               1,745
Net (loss) income                            (1,662)             689             -                (973)
Total assets                                291,879           53,244         (29,203)          315,920
Total capital expenditures                    1,776              753             -               2,529

                                               AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                           -----------------------------------------------------------
                                            DIESEL          PRECISION
                                             GROUP           ENGINE        ELIMINATIONS        TOTALS
                                             -----           ------        ------------        ------
Net sales                                  $ 61,644         $ 13,382        $    -            $ 75,026
Gross profit                                 11,526            1,719             -              13,245
Depreciation and amortization
  expense                                     3,956              761             -               4,717
Operating income                              3,531              623             -               4,154
Net (loss) income                              (112)             120             -                   8
Total assets                                302,237           53,894         (28,155)          327,976
Total capital expenditures                    3,581              726             -               4,307

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)



(8)   SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS

The Notes issued by the Company are guaranteed jointly, fully, severally and unconditionally by Precision Engine Products Corp. and DSD International Corp. (dissolved October 6, 1998) (the "Subsidiary Guarantors") on a subordinated basis and are not guaranteed by Stanadyne Automotive Foreign Sales Corp., Stanadyne Automotive, SpA ("SpA") and Precision Engine Products LTDA. (the "Non-Guarantor Subsidiaries").

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

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                                       March 31, 1999
                                                      ------------------------------------------------------------------------------
                                                       Stanadyne
                                                      Automotive                                                       Stanadyne
                                                         Corp.       Subsidiary   Non-Guarantor                     Automotive Corp.
                                                        Parent       Guarantors   Subsidiaries     Eliminations      & Subsidiaries
                                                      ----------     ----------   -------------    ------------     ----------------
ASSETS
Cash and cash equivalents                             $   3,314      $       5     $       5       $     261            $   3,585
Accounts receivable, net                                 26,456          9,486         7,346            --                 43,288
Inventories                                              23,250          6,383         6,623            (374)              35,882
Other current assets                                      6,862            610             4            --                  7,476
                                                      ---------      ---------     ---------       ---------            ---------
       Total current assets                              59,882         16,484        13,978            (113)              90,231
Property, plant and equipment, net                       85,143         22,427        16,365            --                123,935
Intangible and other assets, net                         66,630         14,333        18,135          (1,405)(a)           97,693
Investment in subsidiaries                               27,685           --            --           (27,685)(b)             --
Due from Stanadyne Automotive Holding Corp.               4,061           --            --              --                  4,061
                                                      ---------      ---------     ---------       ---------            ---------
       Total assets                                   $ 243,401      $  53,244     $  48,478       $ (29,203)           $ 315,920
                                                      =========      =========     =========       =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable and
         accrued liabilities                          $  32,358      $   7,439     $  11,616       $      (3)           $  51,410
       Current maturities of long-term
         debt and capital lease obligations               3,539           --           5,330            --                  8,869
                                                      ---------      ---------     ---------       ---------            ---------
       Total current liabilities                         35,897          7,439        16,946              (3)              60,279
Long-term debt and capital lease obligations            148,123           --           1,156            --                149,279
Other noncurrent liabilities                             33,180         12,811         4,799          (1,405)(a)           49,385
Intercompany accounts                                   (31,018)        17,491        17,287          (3,760)(c)             --
Stockholders' equity                                     57,219         15,503         8,290         (24,035)(b)(c)        56,977
                                                      ---------      ---------     ---------       ---------            ---------
       Total liabilities and stockholders' equity     $ 243,401      $  53,244     $  48,478       $ (29,203)           $ 315,920
                                                      =========      =========     =========       =========            =========

(a) Reclassification of Non-Guarantor deferred tax asset to consolidate net deferred tax liability.

(b) Amount represents the elimination of investments in subsidiaries of the Parent as recorded under the equity method of accounting.

(c) Reclassification of timing difference in additional paid-in capital with SpA which reports one month in arrears.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                                  December 31, 1998
                                                   -------------------------------------------------------------------------------
                                                       Stanadyne                                                    Stanadyne
                                                   Automotive Corp.  Subsidiary   Non-Guarantor                   Automotive Corp.
                                                        Parent       Guarantors   Subsidiaries   Eliminations      & Subsidiaries
                                                        ------       ----------   ------------   ------------      ---------------
ASSETS
Cash and cash equivalents                             $   4,859      $       5     $       5      $     263         $   5,132
Accounts receivable, net                                 27,257          6,731         7,576           --              41,564
Inventories                                              22,466          7,418         6,852           (176)           36,560
Other current assets                                      6,601          2,040           122           --               8,763
                                                      ---------      ---------     ---------      ---------         ---------
       Total current assets                              61,183         16,194        14,555             87            92,019
Property, plant and equipment, net                       86,501         22,284        17,181           --             125,966
Intangible and other assets, net                         67,635         14,528        18,781         (1,074)(a)        99,870
Investment in subsidiaries                               23,285           --            --          (23,285)(b)          --
Due from Stanadyne Automotive Holding Corp.               4,061           --            --             --               4,061
                                                      ---------      ---------     ---------      ---------         ---------
       Total assets                                   $ 242,665      $  53,006     $  50,517      $ (24,272)        $ 321,916
                                                      =========      =========     =========      =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable and
         accrued liabilities                          $  29,640      $   7,725     $  13,970      $    --           $  51,335
       Current maturities of long-term
         debt and capital lease obligations               5,723           --           4,380           --              10,103
                                                      ---------      ---------     ---------      ---------         ---------
       Total current liabilities                         35,363          7,725        18,350           --              61,438
Long-term debt and capital lease obligations            148,995           --           1,388           --             150,383
Other noncurrent liabilities                             33,999         12,904         5,075         (1,074)(a)        50,904
Intercompany accounts                                   (33,956)        17,563        16,141            252              --
Stockholders' equity                                     58,264         14,814         9,563        (23,450)(b)        59,191
                                                      ---------      ---------     ---------      ---------         ---------
       Total liabilities and stockholders' equity     $ 242,665      $  53,006     $  50,517      $ (24,272)        $ 321,916
                                                      =========      =========     =========      =========         =========

(a) Reclassification of Non-Guarantor deferred tax asset to consolidate net deferred tax liability.

(b) Amount represents the elimination of investments in subsidiaries of the Parent as recorded under the equity method of accounting.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                        Three Months Ended March 31, 1999
                                             -------------------------------------------------------------------------------------
                                               Stanadyne                                                             Stanadyne
                                             Automotive Corp.   Subsidiary     Non-Guarantor                      Automotive Corp.
                                                 Parent         Guarantors     Subsidiaries       Eliminations     & Subsidiaries
                                                 ------         ----------     ------------       ------------     --------------
Net sales                                       $ 46,736         $ 13,192        $  6,457         $   (238)(a)        $ 66,147
Cost of goods sold                                38,368           10,725           6,576             (211)(a)          55,458
                                                --------         --------        --------         --------            --------
       Gross profit (loss)                         8,368            2,467            (119)             (27)             10,689
Selling, general, administrative and
  other operating expenses (income)                8,503              670            (130)             (99)              8,944
                                                --------         --------        --------         --------            --------
       Operating (loss) income                      (135)           1,797              11               72               1,745
Interest, net                                      2,744              364             485             --                 3,593
                                                --------         --------        --------         --------            --------
       (Loss) income before income taxes          (2,879)           1,433            (474)              72              (1,848)
Income tax (benefit) expense                      (1,395)             744            (224)            --                  (875)
                                                --------         --------        --------         --------            --------
       Net (loss) income                        $ (1,484)        $    689        $   (250)        $     72            $   (973)
                                                ========         ========        ========         ========            ========


                                                                               Three Months Ended March 31, 1998
                                                  ----------------------------------------------------------------------------------
                                                      Stanadyne                                                         Stanadyne
                                                  Automotive Corp.   Subsidiary     Non-Guarantor                   Automotive Corp.
                                                       Parent        Guarantors     Subsidiaries     Eliminations    & Subsidiaries
                                                       ------        ----------     ------------     ------------    --------------
Net sales                                             $56,673          $13,382        $ 5,253         $  (282)(a)        $75,026
Cost of goods sold                                     44,190           11,663          6,224            (296)(a)         61,781
                                                      -------          -------        -------         -------            -------
       Gross profit (loss)                             12,483            1,719           (971)             14             13,245
Selling, general, administrative and
  other operating expenses                              7,532            1,096            463            --                9,091
                                                      -------          -------        -------         -------            -------
       Operating income (loss)                          4,951              623         (1,434)             14              4,154
Interest, net                                           3,044              396            388            --                3,828
                                                      -------          -------        -------         -------            -------
       Income (loss) before income taxes                1,907              227         (1,822)             14                326
Income tax expense (benefit)                              885              107           (674)           --                  318
                                                      -------          -------        -------         -------            -------
       Net income (loss)                              $ 1,022          $   120        $(1,148)        $    14            $     8
                                                      =======          =======        =======         =======            =======

(a) To eliminate intercompany sales and cost of sales from Stanadyne Automotive, SpA to Parent.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                               Three Months Ended March 31, 1999
                                                   ---------------------------------------------------------------------------------
                                                       Stanadyne                                                       Stanadyne
                                                   Automotive Corp.  Subsidiary      Non-Guarantor                  Automotive Corp.
                                                        Parent       Guarantors      Subsidiaries    Eliminations    & Subsidiaries
                                                        ------       ----------      ------------    ------------    --------------
Cash flows from operating activities:
       Net (loss) income                               $(1,484)        $   689         $  (250)        $    72            $  (973)
                                                       -------         -------         -------         -------            -------
       Adjustments to reconcile net (loss)
         income to net cash provided by
         (used in) operating activities:
            Depreciation and amortization                3,905             805             445            --                5,155
            Other adjustments                           (1,258)            (67)           (396)           --               (1,721)
            Changes in operating assets and
              liabilities                                5,732            (674)           (508)         (4,006)(a)            544
                                                       -------         -------         -------         -------            -------
            Net cash provided by (used in)
              operating activities                       6,895             753            (709)         (3,934)             3,005
                                                       -------         -------         -------         -------            -------

Cash flows from investing activities:
       Capital expenditures                             (1,474)           (753)           (302)           --               (2,529)
       Proceeds from disposal of property,
          plant and equipment                               56            --              --              --                   56
       Investment in subsidiary                         (3,963)           --              --             3,963(a)            --
                                                       -------         -------         -------         -------            -------
            Net cash (used in) provided by
              investing activities                      (5,381)           (753)           (302)          3,963             (2,473)
                                                       -------         -------         -------         -------            -------

Cash flows from financing activities:
       Net change in debt                               (3,056)           --             1,011            --               (2,045)
                                                       -------         -------         -------         -------            -------
            Net cash (used in) provided by
              financing activities                      (3,056)           --             1,011            --               (2,045)
                                                       -------         -------         -------         -------            -------

Net (decrease) increase in cash and
  cash equivalents                                      (1,542)           --              --                29             (1,513)
Effect of exchange rate changes on cash                     (3)           --              --               (31)               (34)
Cash and cash equivalents at
  beginning of period                                    4,859               5               5             263              5,132
                                                       -------         -------         -------         -------            -------
       Cash and cash equivalents at
         end of period                                 $ 3,314         $     5         $     5         $   261            $ 3,585
                                                       =======         =======         =======         =======            =======

(a) Reclassification of timing difference in additional paid in capital with SpA which reports one month in arrears.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS - (CONCLUDED)

                                                                                Three Months Ended March 31, 1998
                                                     -------------------------------------------------------------------------------
                                                        Stanadyne                                                       Stanadyne
                                                     Automotive Corp.   Subsidiary    Non-Guarantor                 Automotive Corp.
                                                         Parent         Guarantors    Subsidiaries    Eliminations    & Subsidiaries
                                                         ------         ----------    ------------    ------------    --------------
Cash flows from operating activities:
       Net income (loss)                                 $ 1,022         $   120        $(1,148)        $    14          $     8
       Adjustments to reconcile net income
         (loss) to net cash provided by (used in)
         operating activities:
            Depreciation and amortization                  3,528             761            428            --              4,717
            Other adjustments                                345              (4)          (674)           --               (333)
            Changes in operating assets and
              liabilities                                 (3,657)           (151)          (398)            175           (4,031)
                                                         -------         -------        -------         -------          -------
            Net cash provided by (used in)
              operating activities                         1,238             726         (1,792)            189              361
                                                         -------         -------        -------         -------          -------

Cash flows from investing activities:
       Capital expenditures                               (3,058)           (726)          (523)           --             (4,307)
                                                         -------         -------        -------         -------          -------
            Net cash used in investing
              activities                                  (3,058)           (726)          (523)           --             (4,307)
                                                         -------         -------        -------         -------          -------

Cash flows from financing activities:
       Net change in debt                                  2,223            --            2,315            --              4,538
                                                         -------         -------        -------         -------          -------
            Net cash provided by financing
              activities                                   2,223            --            2,315            --              4,538
                                                         -------         -------        -------         -------          -------

Net increase in cash and
  cash equivalents                                           403            --             --               189              592
Effect of exchange rate changes on cash                       (2)           --             --                (4)              (6)
Cash and cash equivalents at
  beginning of period                                        317               4              4            --                325
                                                         -------         -------        -------         -------          -------
       Cash and cash equivalents at
         end of period                                   $   718         $     4        $     4         $   185          $   911
                                                         =======         =======        =======         =======          =======

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


(1)      OVERVIEW

The Company is a leading designer and manufacturer of highly-engineered, precision manufactured engine components. The Company's two reporting segments are the Diesel Systems Group ("Diesel Group"), which manufactures diesel fuel injection equipment including fuel pumps, injectors and filtration systems and Precision Engine Products Corp. ("Precision Engine") which manufactures roller-rocker arms, hydraulic valve lifters and lash adjusters for gasoline engines. Detailed segment information can be found in Note 7 of Notes to Condensed Consolidated Financial Statements.

Revenues for the first quarter of 1999 were affected adversely by low sales in January, a result of reduced demand for pump products within the Diesel Group. More typical sales levels in February and March for the Diesel Group only partially offset the January results. Staffing levels in the Diesel Group were adjusted during the first quarter to bring operations in line with lower demand in some markets. Progress continued with the Bari, Italy plant closure, which is expected to be finalized in the second quarter of 1999. Startup activities for the new Brazilian subsidiary, Precision Engine Products LTDA, proceeded on schedule in preparation for supply to Tritec Motors LTDA, a joint venture company formed by Chrysler Corporation ("Chrysler") and BMW.

(2)      BASIS OF PRESENTATION

The following table displays unaudited performance details for the periods shown. Net sales, cost of goods sold, gross profit, selling, general and administrative expense ("SG&A"), amortization of intangibles, management fees, operating income and net (loss) income of the Company are presented in thousands of dollars and as a percentage of net sales.

                                                          Three Months Ended March 31,
                                        -------------------------------------------------------------
                                                  1999                                 1998
                                        ------------------------              -----------------------
                                          $                  %                  $                 %
                                        ------             -----              ------            -----
Net sales .................             66,147             100.0              75,026            100.0
Cost of goods sold ........             55,458              83.8              61,781             82.3
Gross profit ..............             10,689              16.2              13,245             17.7
SG&A ......................              7,201              10.9               7,448              9.9
Amortization of intangibles              1,468               2.2               1,368              1.8
Management fees ...........                275               0.4                 275              0.4
Operating income ..........              1,745               2.6               4,154              5.5
Net (loss) income .........               (973)             (1.5)                  8             --

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES



COMPARISON OF RESULTS OF OPERATIONS:

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

Net Sales. Net sales for the first quarter of 1999 of $66.1 million were down 11.8% from the $75.0 million reported for the comparable period in 1998. A majority of the decrease came from lower sales volumes in the Diesel Group, which were down $8.7 million or 14.1%, with Precision Engine down only $0.2 million or 1.4%. Lower sales in the Diesel Group occurred for two primary reasons. First, a decrease of $7.1 million in sales to General Motors for the DS electronic pump in 1999 versus 1998, when General Motors completed stocking a service inventory for their extended warranty program. Second, lower overseas demand within the agricultural and industrial markets for mechanical-style pumps resulted in a decrease of $3.8 million in sales. These reductions were partially offset by increased aftermarket demand of $1.5 million for the Diesel Group filtration product.

Gross Profit. Gross profit for the first quarter of 1999 decreased to $10.7 million from $13.2 million for the first quarter of 1998. Gross profit as a percentage of net sales also decreased to 16.2% from 17.7%. The change was primarily the result of lower earnings on reduced sales volumes reported in the Diesel Group. The low earnings were offset by an increase in Precision Engine's gross profit as a percentage of net sales to 18.7% from 12.8%. The significant increase in Precision Engine's gross profit in 1999 was the result of a favorable $0.7 million reduction of a liability established in 1998.

SG&A. SG&A decreased to $7.2 million for the first quarter of 1999 from $7.4 million for the comparable period in 1998, representing a decrease of $0.2 million or 3.3%. A majority of this decline was due to lower freight costs related to the lower sales activity in the Diesel Group. As a percentage of net sales, SG&A also increased to 10.9% from 9.9%.

Amortization of Intangibles. Amortization of intangible assets increased to $1.5 million in the first quarter of 1999 from $1.4 million in the first quarter of 1998. The expense in both periods included goodwill amortization of $0.3 million.

Operating Income. Operating income declined to $1.7 million for the first quarter of 1999 from $4.2 million for the comparable period in 1998, representing a reduction of $2.5 million or 58.0%. As a percentage of net sales, operating income decreased to 2.6% from 5.5%. The change was a direct result of the decrease in gross profit discussed above.

Net Income. There was a net loss of $(1.0) million in the first quarter of 1999 as compared to net income of less than $0.1 million in the first quarter of 1998. The full effect of lower operating income is not reflected in the net income comparison due to the $0.2 million less in interest expense recorded in the first quarter of 1999 and the favorable impact of deferred income taxes recorded with respect to 1999 operating losses.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES



(3)      LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are cash flows from operations supplemented by borrowings under a revolving credit facility. In addition, the Company occasionally utilizes capital leasing and for its Italian subsidiary, Stanadyne Automotive, SpA, maintains overdraft facilities with local financial institutions.

Cash Flows From Operating Activities. Cash flows from operations for the three months ended March 31, 1999 and March 31, 1998 were $3.0 million and $0.4 million, respectively. Lower earnings in 1999 were somewhat offset by improved cash flows from working capital accounts which provided a net result of $0.5 million. Cash flows provided by operations in the first quarter of 1998 included higher earnings offset by increases in operating assets, primarily accounts receivable of $6.0 million and inventories of $1.5 million, related to higher levels of sales in the Diesel Group.

Cash Flows From Investing Activities. The Company's capital expenditures for the first quarter of 1999 were $2.5 million compared to $4.3 million for the first quarter of 1998. First quarter 1999 capital expenditures included amounts for the completion of the vertical integration of the Chrysler roller-rocker product line in Precision Engine, cost reduction programs in the Diesel Group and general maintenance projects. First quarter 1998 expenditures were primarily for the purchase of machinery and equipment to increase capacity in the Diesel Group for pump products, to complete the capitalization of the RSN injector operations in the U.S. and Italy and to maintain existing facilities.

Cash Flows From Financing Activities. Cash flows from financing activities for the three months ended March 31, 1999 resulted in a net reduction in cash of $2.0 million. Principal payments of long-term debt totaled $2.9 million, including a prepayment of $2.1 million based on the excess cash flow sweep. Overdraft borrowings of Stanadyne Automotive, SpA increased $1.2 million primarily due to cash required for the Bari plant closure costs. Reductions in capital lease obligations totaled $0.3 million in the first three months of 1999.

(4)      YEAR 2000 ISSUES

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time sensitive software may recognize a date using "00" as Year 1900 rather than Year 2000. This could result in failure or miscalculations causing disruptions of operations.

To ensure that the Company's Management Information Systems ("MIS") will be Year 2000 compliant, a team of information technology professionals began in 1996 to organize the Company's remediation plan. The Company is also focusing on hardware and software tools,

                  STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

programming and outside factors that may affect the Company's operations, including the Company's vendors, banks and utility companies. While the Company believes that it will be in compliance by the end of the second quarter of 1999, analysis of the Year 2000 threat is on-going and will be continuously updated throughout 1999 as necessary.

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

The Company estimates that it will spend a total of $0.5 million for its Year 2000 compliance conversion. Through March 31, 1999, the Company spent $0.4 million in support of this project, all of which has been expensed. Since commencing Year 2000 compliance efforts, the Company's average annual Year 2000 compliance costs represent about 6% of the annual MIS budget. A few non-essential MIS projects have been delayed pending completion of the Year 2000 project.

The Company is evaluating Year 2000 business disruption scenarios. The most reasonably likely worst case scenario for the Company is the failure of a critical supplier to be Year 2000 compliant. This scenario could result in a supplier being unable to supply goods or services to the Company for a period of time, which would result in a loss of sales and profits for a period of time.

Critical suppliers have been identified and their plans and their sub-tier suppliers are in the process of being assessed. Management has determined that it would take approximately six weeks to resource materials from any one critical supplier. Based on this assessment, further actions and formal contingency plans are being formulated and will be developed during the second quarter of 1999.

(5)      NEW ACCOUNTING STANDARD

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

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES



(6)      CAUTIONARY STATEMENT

This quarterly report contains certain forward looking statements with respect to the financial condition, results of operations and business of the Company and management's discussion and analysis of financial condition and results of operations. All of these forward looking statements are based on estimates and assumptions made by the management of the Company which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such estimates and statements. No assurance can be given that any such estimates will be realized and it is likely that actual results will differ materially from those contemplated by such forward looking statements. Factors that may cause such differences include: (1) increased competition; (2) increased costs; (3) loss or retirement of key members of management; (4) increases in the Company's cost of borrowing or inability or unavailability of additional debt or equity capital; (5) adverse state or federal legislation or regulation or adverse determinations in pending litigation; and (6) changes in general economic conditions and/or in the markets in which the Company competes. Many of such factors are beyond the control of the Company and its management.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES



ITEM 3:           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks which include changes in interest rates and changes in foreign currency exchange rates as measured against the U.S. dollar.

Interest Rate Risk. The carrying value of the Company's revolving credit lines and term loans approximate fair value. The term loans are primarily LIBOR-based borrowings and are re-priced approximately every three months based on prevailing market rates. Pursuant to the Company's credit agreement, the Company has entered into an interest rate cap agreement with a notional amount of $20 million which is approximately one-third the outstanding balance of the term loans. The agreement, which expires on December 30, 1999, effectively limits the net interest cost at 10% for the notional amounts covered under the agreement. A 10% change in the interest rate on the term loans would have increased or decreased the first quarter 1999 interest expense by $0.1 million. The 10-1/4% Notes bear interest at a fixed rate and, therefore, are not sensitive to interest rate fluctuation.

Foreign Currency Risk. The Company has a subsidiary in Italy and branch offices in France and England, and therefore is exposed to changes in foreign currency exchange rates. Changes in exchange rates may positively or negatively affect the Company's sales, gross margins, and retained earnings. However, historically, these locations have contributed less than 15% of the Company's net sales and retained earnings, with most of these sales attributable to the Italian subsidiary. The Company also sells its products from the United States to foreign customers for payment in foreign currencies as well as dollars. Historically, foreign currency exchange gains and losses have been immaterial. The Company does not hedge against foreign currency risk.

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

                  27       Financial Data Schedule

* Incorporated by reference to Registration Statement Form S-4, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998.

b.   No report on Form 8-K was filed during the quarter ended March 31, 1999

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES






                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      Stanadyne Automotive Corp.
                                                      --------------------------
                                                              (Registrant)

  Date:    May 11, 1999                               /s/ Michael H. Boyer
           ------------                               --------------------
                                                      Michael H. Boyer
                                                      Vice President and
                                                      Chief Financial Officer