Form 10-Q
period 1999-06-30
STANADYNE AUTOMOTIVE CORP
filed 1999-08-11
CIK 1053439

                                   FORM 10 - Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C., 20549

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1999

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ........................ to ...................

Commission File Number 333-45823



                           STANADYNE AUTOMOTIVE CORP.
             (Exact name of registrant as specified in its charter)

          Delaware
(State or other jurisdiction of                         22-2940378
incorporation or organization)                    (I.R.S. Employer I.D.)


92 Deerfield Road, Windsor, Connecticut              06095-4209
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

Yes [X]           No [  ]

The number of Common Shares of the Company, $0.01 per share par value, outstanding as of July 31, 1999 was 1,000.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS


Part I    Financial Information

         Item 1      Financial Statements

                     Condensed Consolidated Balance Sheets as of June 30, 1999
                     (unaudited) and December 31, 1998.. ...................................................      3

                     Condensed Consolidated Statements of Operations for the three months
                     ended June 30, 1999 and 1998 (unaudited) ..............................................      4

                     Condensed Consolidated Statements of Operations for the six months
                     ended June 30, 1999 and 1998 (unaudited) ..............................................      5

                     Condensed Consolidated Statements of Cash Flows for the six
                     months ended June 30, 1999 and 1998 (unaudited)........................................      6

                     Notes to Condensed Consolidated Financial Statements...................................   7-17


         Item 2      Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.............................................................   18-23


         Item 3      Quantitative and Qualitative Disclosures About Market Risk.............................     24


Part II  Other Information

         Item 6      Exhibits and Reports on Form 8-K.......................................................     25

         Signature   .......................................................................................     26

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                            (UNAUDITED)
                                                                              JUNE 30,   DECEMBER 31,
                          ASSETS                                               1999         1998
                                                                               ----         ----

Current assets:
       Cash and cash equivalents                                           $   6,514    $   5,132
       Accounts receivable, net of allowance for uncollectible
         accounts of $498 at June 30, 1999 and $500 at December 31, 1998      43,044       41,564
       Inventories                                                            34,275       36,560
       Prepaid expenses and other current assets                               1,101        2,635
       Deferred income taxes                                                   7,579        6,128
                                                                           ---------    ---------
                            Total current assets                              92,513       92,019

Property, plant and equipment, net                                           122,948      125,966
Intangible and other assets, net                                              95,307       99,870
Due from Stanadyne Automotive Holding Corp.                                    4,061        4,061
                                                                           ---------    ---------
                            Total assets                                   $ 314,829    $ 321,916
                                                                           =========    =========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                    $  20,705    $  20,222
       Accrued liabilities                                                    30,720       31,113
       Current maturities of long-term debt                                    6,534        8,808
       Current installments of capital lease obligations                       1,045        1,295
                                                                           ---------    ---------
                            Total current liabilities                         59,004       61,438

Long-term debt, excluding current maturities                                 147,286      148,821
Deferred income taxes                                                          3,021        2,998
Capital lease obligations, excluding current installments                        932        1,562
Other noncurrent liabilities                                                  48,449       47,906
                                                                           ---------    ---------

                            Total liabilities                                258,692      262,725
                                                                           ---------    ---------

Commitments and contingencies                                                     --           --

Stockholders' equity:
       Common stock                                                               --           --
       Additional paid-in capital                                             59,858       59,858
       Other accumulated comprehensive (loss) income                          (1,524)       1,032
       Accumulated deficit                                                    (2,197)      (1,699)
                                                                           ---------    ---------
                            Total stockholders' equity                        56,137       59,191
                                                                           ---------    ---------
              Total liabilities and stockholders' equity                   $ 314,829    $ 321,916
                                                                           =========    =========


           See notes to condensed consolidated financial statements.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                               3 Months         3 Months
                                            Ended June 30,    Ended June 30,
                                                 1999             1998
                                                 ----             ----
Net sales                                      $72,364          $82,268
Cost of goods sold                              58,078           66,001
                                               -------          -------

Gross profit                                    14,286           16,267

Selling, general and administrative expenses     7,342            7,888
Amortization of intangibles                      1,479            1,389
Management fees                                    275              275
                                               -------          -------

Operating income                                 5,190            6,715

Interest, net                                    3,522            3,808
                                               -------          -------

Income before income taxes                       1,668            2,907

Income tax expense                               1,193            1,272
                                               -------          -------

Net income applicable to common shareholders   $   475          $ 1,635
                                               =======          =======


           See notes to condensed consolidated financial statements.

                  STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                           6 Months        6 Months
                                                         Ended June 30,   Ended June 30,
                                                             1999             1998
                                                             ----             ----

Net sales                                                 $ 138,511        $ 157,294
Cost of goods sold                                          113,536          127,782
                                                          ---------        ---------

Gross profit                                                 24,975           29,512

Selling, general and administrative expenses                 14,543           15,336
Amortization of intangibles                                   2,947            2,757
Management fees                                                 550              550
                                                          ---------        ---------

Operating income                                              6,935           10,869

Interest, net                                                 7,115            7,636
                                                          ---------        ---------

(Loss) income before income taxes                              (180)           3,233

Income tax expense                                              318            1,590
                                                          ---------        ---------

Net (loss) income applicable to common shareholders       $    (498)       $   1,643
                                                          =========        =========



           See notes to condensed consolidated financial statements.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                       6 Months           6 Months
                                                                    Ended June 30,     Ended June 30,
                                                                         1999              1998
                                                                         ----              ----

Cash flows from operating activities:
    Net (loss) income                                                 $   (498)         $  1,643
    Adjustments to reconcile net (loss) income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                     10,299             9,670
      Deferred income taxes                                             (1,562)             (184)
      Loss on disposal of property, plant and equipment                     31                --
      Changes in operating assets and liabilities                        3,216            (3,121)
                                                                      --------          --------
          Net cash provided by operating activities                     11,486             8,008
                                                                      --------          --------

Cash flows from investing activities:
    Capital expenditures                                                (6,076)           (7,714)
    Proceeds from disposal of property, plant and equipment                 56                --
                                                                      --------          --------
          Net cash used in investing activities                         (6,020)           (7,714)
                                                                      --------          --------

Cash flows from financing activities:
    Net borrowings on revolving credit facility                            249             2,612
    Principal payments on long-term debt                                (3,645)           (1,000)
    Payments of capital lease obligations                                 (697)           (1,102)
                                                                      --------          --------
          Net cash (used in) provided by financing activities           (4,093)              510
                                                                      --------          --------


Cash and cash equivalents:
    Net increase in cash and cash equivalents                            1,373               804
    Effect of exchange rate changes on cash                                  9                 2
    Cash and cash equivalents at beginning of period                     5,132               325
                                                                      --------          --------
    Cash and cash equivalents at end of period                        $  6,514          $  1,131
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

(3)   INVENTORIES

Components of inventory are as follows:

                                     As of              As of
                                  June 30, 1999    December 31, 1998
                                  -------------    -----------------
Raw materials                       $ 2,334          $ 2,583
Work-in-process                      23,545           25,192
Finished goods                        8,396            8,785
                                    -------         --------

                                    $34,275         $ 36,560
                                   ========         ========

                  STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

(4)   INCOME TAXES

The Company's effective income tax rate was (176.7)% through the first six months of 1999, compared to 49.2% for the first six months of 1998. The Company recorded $0.3 million in book tax expense on a pre-tax loss of $0.2 million because of the effect of foreign income taxes on net losses in Italy. In addition, in 1999 the Company changed the way it applied the annual tax rate to the quarterly earnings to provide consistent quarterly tax rates based on the estimated effective tax rate for the year. To the extent there are differences between planned and actual net income or the components thereof, the effective tax rate for the year could change and, in turn, could be reflected in future quarterly tax rates.

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

(6)   COMPREHENSIVE INCOME

The Company's comprehensive results of operations for the three months ended June 30, 1999 and 1998 and the six months ended June 30, 1999 and 1998 are as follows:

                                                            Three Months          Six Months
                                                           Ended June 30,        Ended June 30,
                                                         1999        1998       1999        1998
                                                         ----        ----       ----        ----
Net income (loss) applicable to common shareholders    $   475     $ 1,635    $  (498)    $ 1,643

Other comprehensive (loss) income, net of tax:
       Foreign currency translation adjustments         (1,315)        426     (2,556)       (186)
                                                       -------     -------    -------     -------

Comprehensive (loss) income                            $  (840)    $ 2,061    $(3,054)    $ 1,457
                                                       =======     =======    =======     =======

                  STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

(7)   SEGMENTS

The Company has two reportable segments, the Diesel Systems Group (the "Diesel Group") and the Precision Engine Products Corp. ("Precision Engine"). The Diesel Group manufactures diesel fuel injection equipment including fuel pumps, injectors and filtration systems. This segment accounted for approximately 80% and 84% of the Company's revenues for the three months ended June 30, 1999 and 1998, respectively, and approximately 80% and 83% for the six months ended June 30, 1999 and 1998, respectively. Precision Engine manufactures roller-rocker arms, hydraulic valve lifters and lash adjusters for gasoline engines. Revenues for Precision Engine accounted for 20% and 16% of total revenues for the three months ended June 30, 1999 and 1998, respectively, and 20% and 17% for the six months ended June 30, 1999 and 1998, respectively. The Company considers the Diesel Group and Precision Engine to be two distinct segments because the operating results of each are compiled, reviewed and managed separately. In addition, the products and services of each segment have an end use (diesel versus gasoline engines) which entails different engineering and marketing efforts. There were no inter-segment sales between the Diesel Group and Precision Engine for any of the periods presented below.

The following summarizes key information used by the Company in evaluating the performance of each segment for the three months ended June 30, 1999 and 1998 and as of and for the six months ended June 30, 1999 and 1998:

                                                            FOR THE THREE MONTHS ENDED JUNE 30, 1999
                                                            ----------------------------------------
                                                     DIESEL           PRECISION
                                                      GROUP            ENGINE        ELIMINATIONS        TOTALS
                                                      -----            ------        ------------        ------

         Net sales                                  $ 57,765         $ 14,599     $       -            $ 72,364
         Gross profit                                 11,128            3,158             -              14,286
         Deprecation and amortization
           expense                                     4,339              805             -               5,144
         Operating income                              3,200            1,990             -               5,190
         Net (loss) income                              (242)             717             -                 475
         Total capital expenditures                    3,188              359             -               3,547

                                                            FOR THE THREE MONTHS ENDED JUNE 30, 1998
                                                            ----------------------------------------
                                                    DIESEL           PRECISION
                                                     GROUP            ENGINE        ELIMINATIONS        TOTALS
                                                     -----            ------        ------------        ------
         Net sales                                  $ 68,952         $ 13,316   $         -            $ 82,268
         Gross profit                                 14,062            2,205             -              16,267
         Depreciation and amortization
           expense                                     4,163              790             -               4,953
         Operating income                              5,686            1,029             -               6,715
         Net income (loss)                             1,742             (107)            -               1,635
         Total capital expenditures                    2,615              792             -               3,407

                  STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SEGMENTS (CONTINUED)

                                                        AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                                        ------------------------------------------------
                                                    DIESEL           PRECISION
                                                     GROUP            ENGINE        ELIMINATIONS        TOTALS
                                                     -----            ------        ------------        ------
         Net sales                                 $ 110,720         $ 27,791     $       -           $ 138,511
         Gross profit                                 19,350            5,625             -              24,975
         Deprecation and amortization
           expense                                     8,689            1,610             -              10,299
         Operating income                              3,148            3,787             -               6,935
         Net (loss) income                            (1,904)           1,406             -                (498)
         Total assets                                278,198           52,851           (16,220)        314,829
         Total capital expenditures                    4,964            1,112             -               6,076

                                                        AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                                        ------------------------------------------------
                                                    DIESEL           PRECISION
                                                     GROUP            ENGINE        ELIMINATIONS        TOTALS
                                                     -----            ------        ------------        ------
         Net sales                                 $ 130,596         $ 26,698     $       -           $ 157,294
         Gross profit                                 25,588            3,924             -              29,512
         Deprecation and amortization
           expense                                     8,119            1,551             -               9,670
         Operating income                              9,217            1,652             -              10,869
         Net income                                    1,630               13             -               1,643
         Total assets                                300,513           54,757           (27,771)        327,499
         Total capital expenditures                    6,196            1,518             -               7,714

(8)   SUBSEQUENT EVENTS

The Company reached an agreement in July with one of its major customers, requiring their payment totaling $6.2 million as compensation for volumes not purchased under a supply agreement. Payments totaling $3.4 million will be recorded in the third quarter. Management believes additional amounts totaling $1.7 million in cash and $1.1 million in productive assets will be realized in future periods.

(9)   SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS

The Notes issued by the Company are guaranteed jointly, fully, severally and unconditionally by Precision Engine Products Corp. and DSD International Corp. (dissolved October 6, 1998) (the "Subsidiary Guarantors") on a subordinated basis and are not guaranteed by Stanadyne Automotive Foreign Sales Corp., Stanadyne Automotive, SpA ("SpA") and Precision Engine Products LTDA. ("PEPL")(the "Non-Guarantor Subsidiaries").

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

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                                     June 30, 1999
                                                  -------------------------------------------------------------------------------
                                                      Stanadyne                                                     Stanadyne
                                                  Automotive Corp.   Subsidiary    Non-Guarantor                  Automotive Corp.
                                                       Parent        Guarantors    Subsidiaries   Eliminations    & Subsidiaries
                                                       ------        ----------    ------------   ------------    --------------
ASSETS
Current assets:
       Cash and cash equivalents                    $   6,270        $       9      $     100     $     135        $   6,514
       Accounts receivable, net                        27,904            9,425          5,715            --           43,044
       Inventories                                     22,162            6,277          6,105          (269)          34,275
       Other current assets                             7,017              626          1,037            --            8,680
                                                    -------------------------------------------------------------------------
       Total current assets                            63,353           16,337         12,957          (134)          92,513
Property, plant and equipment, net                     85,546           22,127         15,275            --          122,948
Intangible and other assets, net                       65,438           14,137         15,732            --           95,307
Investment in subsidiaries                             28,027               (1)            --       (28,026) (a)          --
Due from Stanadyne Automotive Holding Corp.             4,061               --             --            --            4,061
                                                    ------------------------------------------------------------------------
       Total assets                                 $ 246,425        $  52,600      $  43,964     $ (28,160)       $ 314,829
                                                    ========================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable and
         accrued liabilities                        $  33,146        $   8,052        $  10,227   $      --        $  51,425
       Current maturities of long-term
         debt and capital lease obligations             3,452               --            4,127          --            7,579
                                                    ------------------------------------------------------------------------

       Total current liabilities                       36,598            8,052           14,354          --           59,004
Long-term debt and capital lease obligations          147,286               --              932          --          148,218
Other noncurrent liabilities                           34,119           12,716            4,635          --           51,470
Intercompany accounts                                 (29,338)          15,612           13,763         (37)              --
Stockholders' equity                                   57,760           16,220           10,280     (28,123) (a)      56,137
                                                    ------------------------------------------------------------------------
       Total liabilities and stockholders' equity   $ 246,425        $  52,600        $  43,964   $ (28,160)       $ 314,829
                                                    ========================================================================

(a) Elimination of investments in subsidiaries of the Parent.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                                   December 31, 1998
                                                    ------------------------------------------------------------------------------
                                                      Stanadyne                                                      Stanadyne
                                                    Automotive Corp.   Subsidiary    Non-Guarantor                 Automotive Corp.
                                                       Parent          Guarantors    Subsidiaries    Eliminations   & Subsidiaries
                                                       ------          ----------    ------------    ------------   --------------
ASSETS
Current assets:
       Cash and cash equivalents                     $   4,859        $       5       $       5       $     263        $   5,132
       Accounts receivable, net                         27,257            6,731           7,576              --           41,564
       Inventories                                      22,466            7,418           6,852            (176)          36,560
       Other current assets                              6,601            2,040             122              --            8,763
                                                    ----------------------------------------------------------------------------
       Total current assets                             61,183           16,194          14,555              87           92,019
Property, plant and equipment, net                      86,501           22,284          17,181              --          125,966
Intangible and other assets, net                        67,635           14,528          18,781          (1,074) (a)      99,870
Investment in subsidiaries                              23,285               --              --         (23,285) (b)          --
Due from Stanadyne Automotive Holding Corp.              4,061               --              --              --            4,061
                                                    ----------------------------------------------------------------------------
       Total assets                                  $ 242,665        $  53,006       $  50,517       $ (24,272)       $ 321,916
                                                    ============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable and
         accrued liabilities                         $  29,640        $   7,725       $  13,970       $      --        $  51,335
       Current maturities of long-term
         debt and capital lease obligations              5,723               --           4,380              --           10,103
                                                    ----------------------------------------------------------------------------

       Total current liabilities                        35,363            7,725          18,350              --           61,438
Long-term debt and capital lease obligations           148,995               --           1,388              --          150,383
Other noncurrent liabilities                            33,999           12,904           5,075          (1,074) (a)      50,904
Intercompany accounts                                  (33,956)          17,563          16,141             252               --
Stockholders' equity                                    58,264           14,814           9,563         (23,450) (b)      59,191
                                                    ----------------------------------------------------------------------------
       Total liabilities and stockholders' equity    $ 242,665        $  53,006       $  50,517       $ (24,272)       $ 321,916
                                                    ============================================================================

(a) Reclassification of Non-Guarantor deferred tax asset to consolidate net deferred tax liability.

(b)  Elimination of investments in subsidiaries of the Parent.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONCLUDED)

                                                                          Three Months Ended June 30, 1999
                                           -----------------------------------------------------------------------------------------
                                              Stanadyne                                                         Stanadyne
                                           Automotive Corp.   Subsidiary     Non-Guarantor                    Automotive Corp.
                                                Parent        Guarantors     Subsidiaries     Eliminations     & Subsidiaries
                                                ------        ----------     ------------     ------------     --------------
Net sales                                      $ 51,719        $ 14,599       $  6,150        $   (104)(a)        $ 72,364
Cost of goods sold                               40,907          11,441          5,815             (85)(a)          58,078
                                               ---------------------------------------------------------------------------
       Gross profit                              10,812           3,158            335             (19)             14,286
Selling, general, administrative and
  other operating expenses (income)               8,032           1,141            (98)             21               9,096
                                               ---------------------------------------------------------------------------
       Operating income                           2,780           2,017            433             (40)              5,190
Interest, net                                     2,813             315            412             (18)              3,522
                                               ---------------------------------------------------------------------------
       (Loss) income before income taxes            (33)          1,702             21             (22)              1,668
Income tax (benefit) expense                       (189)            955            427              --               1,193
                                               ---------------------------------------------------------------------------

       Net income (loss)                       $    156        $    747       $   (406)       $    (22)          $     475
                                               ===========================================================================

                                                                        Three Months Ended June 30, 1998
                                             -------------------------------------------------------------------------------------
                                               Stanadyne                                                              Stanadyne
                                             Automotive Corp.     Subsidiary      Non-Guarantor                    Automotive Corp.
                                                 Parent           Guarantors      Subsidiaries      Eliminations   & Subsidiaries
                                             -------------------------------------------------------------------------------------
Net sales                                      $ 62,235            $ 13,316        $  6,870        $   (153) (a)        $ 82,268
Cost of goods sold                               47,949              11,111           7,128            (187) (a)          66,001
                                             -----------------------------------------------------------------------------------
       Gross profit (loss)                       14,286               2,205            (258)             34               16,267
Selling, general, administrative and
  other operating expenses (income)               8,648               1,176            (272)             --                9,552
                                             -----------------------------------------------------------------------------------
       Operating income                           5,638               1,029              14              34                6,715
Interest, net                                     2,986                 400             422              --                3,808
                                             -----------------------------------------------------------------------------------

       Income (loss) before income taxes          2,652                 629            (408)             34                2,907
Income tax expense (benefit)                        681                 736            (145)             --                1,272
                                             -----------------------------------------------------------------------------------


       Net income (loss)                       $  1,971            $   (107)       $   (263)       $     34             $  1,635
                                             ===================================================================================


(a) Elimination of intercompany sales and cost of sales from Stanadyne Automotive, SpA to Parent.

                 STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                     Six Months Ended June 30, 1999
                                           --------------------------------------------------------------------------------------
                                             Stanadyne                                                             Stanadyne
                                           Automotive Corp.   Subsidiary     Non-Guarantor                       Automotive Corp.
                                               Parent         Guarantors      Subsidiaries    Eliminations       & Subsidiaries
                                               ------         ----------      ------------    ------------       --------------
Net sales                                     $  98,455        $  27,791       $  12,607        $    (342)(a)       $ 138,511
Cost of goods sold                               79,275           22,166          12,391             (296)(a)         113,536
                                              ---------        ---------       ---------        ---------           ---------
      Gross profit                               19,180            5,625             216              (46)             24,975
Selling, general, administrative and
  other operating expenses (income)              16,535            1,811            (228)             (78)             18,040
                                              ---------        ---------       ---------        ---------           ---------
      Operating income                            2,645            3,814             444               32               6,935
Interest, net                                     5,557              679             897              (18)              7,115
                                              ---------        ---------       ---------        ---------           ---------
      (Loss) income before income taxes          (2,912)           3,135            (453)              50                (180)
Income tax (benefit) expense                     (1,584)           1,699             203               --                 318
                                              ---------        ---------       ---------        ---------           ---------
      Net (loss) income                       $  (1,328)       $   1,436       $    (656)       $      50           $    (498)
                                              =========        =========       =========        =========           =========


                                                                     Six Months Ended June 30, 1998
                                            ------------------------------------------------------------------------------------
                                              Stanadyne                                                          Stanadyne
                                            Automotive Corp.  Subsidiary    Non-Guarantor                       Automotive Corp.
                                                Parent        Guarantors     Subsidiaries    Eliminations        & Subsidiaries
                                                ------        ----------     ------------    ------------        --------------
Net sales                                      $118,908        $ 26,698        $ 12,123         $   (435)(a)        $157,294
Cost of goods sold                               92,139          22,774          13,352             (483)(a)         127,782
                                               --------        --------        --------         --------            --------
      Gross profit (loss)                        26,769           3,924          (1,229)              48              29,512
Selling, general, administrative and
  other operating expenses                       16,180           2,272             191               --              18,643
                                               --------        --------        --------         --------            --------
      Operating income (loss)                    10,589           1,652          (1,420)              48              10,869
Interest, net                                     6,030             796             810               --               7,636
                                               --------        --------        --------         --------            --------
      Income (loss) before income taxes           4,559             856          (2,230)              48               3,233
Income tax expense (benefit)                      1,566             843            (819)              --               1,590
                                               --------        --------        --------         --------            --------
      Net income (loss)                        $  2,993        $     13        $ (1,411)        $     48            $  1,643
                                               ========        ========        ========         ========            ========

(a) Elimination of intercompany sales and cost of sales from Stanadyne Automotive, SpA to Parent.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                          Six Months Ended June 30, 1999
                                              -----------------------------------------------------------------------------------
                                                  Stanadyne                                                         Stanadyne
                                              Automotive Corp.   Subsidiary     Non-Guarantor                    Automotive Corp.
                                                   Parent        Guarantors      Subsidiaries   Eliminations     & Subsidiaries
                                                   ------        ----------      ------------   ------------     --------------
Cash flows from operating activities:
      Net (loss) income                           $ (1,328)        $ 1,436         $  (656)        $    50            $   (498)
      Adjustments to reconcile net (loss)
        income to net cash provided by
        (used in) operating activities:
           Depreciation and amortization             7,827           1,610             862              --              10,299
           Other adjustments                        (1,237)           (215)            (79)             --              (1,531)
           Changes in operating assets and
             liabilities                             8,615          (1,735)         (3,517)           (147)              3,216
                                                  --------         -------         -------         -------            --------
           Net cash provided by (used in)
             operating activities                   13,877           1,096          (3,390)            (97)             11,486
                                                  --------         -------         -------         -------            --------

Cash flows from investing activities:
      Capital expenditures                          (4,620)         (1,063)           (393)             --              (6,076)
      Proceeds from disposal of property,
         plant and equipment                            56              --              --              --                  56
      Investment in subsidiary                      (3,963)            (29)             --           3,992(a)               --
                                                  --------         -------         -------         -------            --------
           Net cash (used in) provided by
             investing activities                   (8,527)         (1,092)           (393)          3,992              (6,020)
                                                  --------         -------         -------         -------            --------

Cash flows from financing activities:
      Net change in debt                            (3,981)             --            (112)             --              (4,093)
      Net change in equity                              --              --           3,992          (3,992)(a)              --
                                                  --------         -------         -------         -------            --------
           Net cash (used in) provided by
             financing activities                   (3,981)             --           3,880          (3,992)             (4,093)
                                                  --------         -------         -------         -------            --------

Net increase (decrease) in cash and
  cash equivalents                                   1,369               4              97             (97)              1,373
Effect of exchange rate changes on cash                 42              --              (2)            (31)                  9
Cash and cash equivalents at
  beginning of period                                4,859               5               5             263               5,132
                                                  --------         -------         -------         -------            --------
      Cash and cash equivalents at
        end of period                             $  6,270         $     9         $   100         $   135            $  6,514
                                                  ========         =======         =======         =======            ========

      (a)  Elimination of investment in SpA and PEPL.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONCLUDED)

                                                                              Six Months Ended June 30, 1998
                                                   --------------------------------------------------------------------------------
                                                       Stanadyne                                                      Stanadyne
                                                   Automotive Corp.   Subsidiary     Non-Guarantor                  Automotive Corp.
                                                       Parent         Guarantors      Subsidiaries   Eliminations    & Subsidiaries
                                                       ------         ----------      ------------   ------------    --------------
Cash flows from operating activities:
      Net income (loss)                                $ 2,993          $    13          $(1,411)         $ 48           $ 1,643
      Adjustments to reconcile net income
        (loss) to net cash provided by (used in)
        operating activities:
           Depreciation and amortization                 7,242            1,551              877            --             9,670
           Other adjustments                               719               19             (922)           --              (184)
           Changes in operating assets and
             liabilities                                (3,515)             (65)             313           146            (3,121)
                                                       -------          -------          -------          ----           -------
           Net cash provided by (used in)
             operating activities                        7,439            1,518           (1,143)          194             8,008
                                                       -------          -------          -------          ----           -------

Cash flows from investing activities:
      Capital expenditures                              (5,068)          (1,518)          (1,128)           --            (7,714)
                                                       -------          -------          -------          ----           -------
           Net cash used in investing
             activities                                 (5,068)          (1,518)          (1,128)           --            (7,714)
                                                       -------          -------          -------          ----           -------

Cash flows from financing activities:
      Net change in debt                                (1,762)              --            2,272            --               510
                                                       -------          -------          -------          ----           -------
           Net cash (used in) provided by
             financing activities                       (1,762)              --            2,272            --               510
                                                       -------          -------          -------          ----           -------

Net increase in cash and
  cash equivalents                                         609               --                1           194               804
Effect of exchange rate changes on cash                      1               --               --             1                 2
Cash and cash equivalents at
  beginning of period                                      317                4                4            --               325
                                                       -------          -------          -------          ----           -------
      Cash and cash equivalents at
        end of period                                  $   927          $     4          $     5          $195           $ 1,131
                                                       =======          =======          =======          ====           =======

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

Revenues for the second quarter of 1999 increased from the levels reported for the first quarter of 1999. Cost reduction and labor efficiency improvement programs, involving assistance from outside consultants, were launched in the Windsor, Connecticut and Jacksonville, North Carolina facilities. Staffing levels in the Diesel Group were adjusted further during the second quarter to bring overhead in line with operations. The Bari, Italy plant was closed in April as planned, with final termination costs scheduled for payment in the third quarter. Management is currently negotiating final settlements and believes that Bari Plant closure costs may be less than estimated, with any favorable result recorded in the third quarter. Startup activities for the new Brazilian subsidiary, PEPL, proceeded on schedule in preparation for supply to Tritec Motors LTDA, a joint venture company formed by Chrysler Corporation ("Chrysler") and BMW.

(2) BASIS OF PRESENTATION

The following table displays unaudited performance details for the periods shown. Net sales, cost of goods sold, gross profit, selling, general and administrative expense ("SG&A"), amortization of intangibles, management fees, operating income and net (loss) income of the Company are presented in thousands of dollars and as a percentage of net sales.

                                      Three Months Ended June 30,                    Six Months Ended June 30,
                                     1999                   1998                    1999                    1998
                                   $        %            $         %             $         %             $         %
                                ------    -----        ------    -----        -------    -----        -------    -----
Net sales                       72,364    100.0        82,268    100.0        138,511    100.0        157,294    100.0
Cost of goods sold              58,078     80.3        66,001     80.2        113,536     82.0        127,782     81.2
Gross profit                    14,286     19.7        16,267     19.8         24,975     18.0         29,512     18.8
SG&A                             7,342     10.1         7,888      9.6         14,543     10.5         15,336      9.7
Amortization of intangibles      1,479      2.0         1,389      1.7          2,947      2.1          2,757      1.8
Management fees                    275      0.4           275      0.3            550      0.4            550      0.3
Operating income                 5,190      7.2         6,715      8.2          6,935      5.0         10,869      6.9
Net income (loss)                  475      0.7         1,635      2.0           (498)    (0.4)         1,643      1.0

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES


COMPARISON OF RESULTS OF OPERATIONS:

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Net Sales. Net sales for the second quarter of 1999 of $72.4 million were down 12.0% from the $82.3 million reported for the comparable period in 1998. The decrease came from lower sales volumes in the Diesel Group, which were down $11.2 million or 16.2%, offset by an increase in Precision Engine sales of $1.3 million or 9.6%. Diesel Group sales of electronic DS pumps to General Motors were lower by $9.1 million in the second quarter of 1999 versus the same period in 1998, when General Motors began stocking a service inventory for their extended warranty program. Also, an increase in second quarter 1999 demand for Diesel Group mechanical-style pumps of $0.9 million and filtration products of $0.4 million only partially offset a $3.0 million reduction in sales of fuel injectors for the same period in 1998.

Gross Profit. Gross profit for the second quarter of 1999 decreased to $14.3 million from $16.3 million for the same period in 1998, and declined only slightly as a percentage of net sales to 19.7% from 19.8%. All of the change resulted from lower earnings on reduced sales volumes reported in the Diesel Group offset by an improvement in Precision Engine's gross profit as a percentage of net sales to 21.6% from 16.6%. The significant increase in Precision Engine's second quarter gross profit in 1999 reflects the impact of the vertical integration project on the 2.0 litre roller-rocker product.

SG&A. SG&A decreased to $7.3 million for the second quarter of 1999 from $7.9 million for the comparable period in 1998, representing a reduction of $0.6 million or 6.9%. A majority of this change was due to lower research and development costs in the Diesel Group driven by staff reductions completed during 1999. As a percentage of net sales, SG&A increased to 10.1% from 9.6%.

Amortization of Intangibles. Amortization of intangible assets increased to $1.5 million in the second quarter of 1999 from $1.4 million in the second quarter of 1998. The expense in both periods included goodwill amortization of $0.5 million.

Operating Income. Operating income for the second quarter of 1999 declined to $5.2 million from $6.7 million for the comparable period in 1998, representing a reduction of $1.5 million or 22.7%. As a percentage of net sales, operating income decreased to 7.2% from 8.2%. While significantly better than the first quarter operating income, this change was a direct result of the lower gross profit discussed above.

Net Income. The Company had net income of $0.5 million in the second quarter of 1999 as compared to $1.6 million in the second quarter of 1998. The lower operating income in the second quarter of 1999 is not fully reflected in the net income due to $0.3 million less in interest

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

expense and the favorable impact of deferred income taxes recorded with respect to 1999 operating losses.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Net Sales. Net sales for the first six months of 1999 of $138.5 million were 11.9% less than the $157.3 million reported for the comparable period in 1998. The decrease came from lower sales in the Diesel Group, which were down $19.9 million or 15.2%, offset by an increase in Precision Engine sales of $1.1 million or 4.1%. Lower Diesel Group sales occurred for two primary reasons. First, sales to General Motors for the DS electronic pump were $16.2 million less in 1999 as compared to 1998 when General Motors was buying additional units of service inventory for their extended warranty program. Second, lower overseas demand in the first quarter of 1999 for mechanical-style pumps resulted in a decrease of $2.9 million in year-to-date sales. These reductions were partially offset by additional Precision Engine sales of $1.1 million traceable to higher roller-rocker demand from Chrysler.

Gross Profit. Gross profit for the first six months of 1999 decreased to $25.0 million from $29.5 million for the first six months of 1998. Gross profit as a percentage of net sales also decreased to 18.0% from 18.8%. The change was primarily the result of lower earnings on reduced sales volumes reported in the Diesel Group. The lower earnings were offset by an increase in Precision Engine's gross profit as a percentage of net sales to 20.2% from 14.7%. The significant increase in Precision Engine's gross profit in 1999 was the result of a favorable $0.7 million reduction of a liability established in 1998 and improved earnings due to vertical integration of the manufacturing process for the roller-rocker product line.

SG&A. SG&A decreased to $14.5 million for the first six months of 1999 from $15.3 million for the comparable period in 1998, representing a reduction of $0.8 million or 5.2%. A majority of this change was due to lower research and development costs in the Diesel Group as a result of staffing reductions completed in the second quarter of 1999. As a percentage of net sales, SG&A increased to 10.5% from 9.7%.

Amortization of Intangibles. Amortization of intangible assets increased to $2.9 million in the first six months of 1999 from $2.8 million in the first six months of 1998. The expense in both periods included goodwill amortization of $1.0 million.

Operating Income. Operating income of $6.9 million for the first six months of 1999 was $4.0 million, or 36.2%, less than the $10.9 million result for the comparable period in 1998. As a percentage of net sales, operating income decreased to 5.0% from 6.9%. The change was a direct result of the decrease in gross profit discussed above.

Net Income. The Company had a net loss of $0.5 million in the first six months of 1999 as compared to net income of $1.6 million in the first six months of 1998. The full effect of lower

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES


operating income is not reflected in the net income comparison due to the $0.5 million less in interest expense recorded in the first six months of 1999 and the favorable impact of deferred income taxes recorded with respect to 1999 operating losses.

(3) LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are cash flows from operations supplemented by borrowings under a revolving credit facility, and in the case of its Italian subsidiary, Stanadyne Automotive, SpA, overdraft facilities with local financial institutions. In addition, the Company occasionally utilizes capital leasing.

Cash Flows From Operating Activities. Cash flows from operations for the six months ended June 30, 1999 and June 30, 1998 were $11.5 million and $8.0 million, respectively. Lower earnings in 1999 were more than offset by $3.2 million positive cash flow from working capital accounts, including prepaid tooling reimbursements from Chrysler of $1.7 million. Cash payments for Bari Plant closing costs totaled approximately $1.7 million in 1999, with the balance planned for disbursement in the third quarter. Cash flows provided by operations for the first six months of 1998 included higher earnings offset by increases in operating assets, primarily accounts receivable of $3.7 million and inventories of $2.8 million, related to higher levels of sales in the Diesel Group.

Cash Flows From Investing Activities. The Company's capital expenditures for the first six months of 1999 were $6.0 million compared to $7.7 million for the first six months of 1998. Second quarter capital expenditures were comparable at $3.5 million and $3.4 million in 1999 and 1998, respectively. Major capital expenditures for 1999 included amounts for the completion of the vertical integration of the Chrysler roller-rocker product line in Precision Engine, cost reduction programs in the Diesel Group and general maintenance projects. Expenditures for 1998 were primarily for the purchase of machinery and equipment to increase capacity in the Diesel Group for pump products, to complete the capitalization of the RSN injector operations in the U.S. and Italy and to maintain existing facilities.

Cash Flows From Financing Activities. Cash flows from financing activities for the first six months ended June 30, 1999 resulted in a net reduction in cash of $4.1 million. Principal payments of long-term debt totaled $3.6 million, including a prepayment of $2.1 million based on the excess cash flow sweep. Overdraft borrowings of Stanadyne Automotive, SpA increased $0.2 million. Scheduled payments of capital lease obligations totaled $0.7 million in the first six months of 1999.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES


(4) YEAR 2000 ISSUES

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time sensitive software may recognize a date using "00" as Year 1900 rather than Year 2000. This could result in failure or miscalculations causing disruptions of operations.

To ensure that the Company's Management Information Systems ("MIS") would be Year 2000 compliant, a team of information technology professionals began in 1996 to organize the Company's remediation plan. The Company focused on hardware and software tools, programming and outside factors that may affect the Company's operations, including the Company's vendors, banks and utility companies. While the Company believes that it has completed nearly all of its compliance efforts, analysis of the Year 2000 threat is on-going and will be continuously updated throughout 1999 as necessary.

Through June 30, 1999, the Company has spent $0.6 million on its Year 2000 compliance conversion. The Company estimates that additional expenditures of $0.1 million will be required in the third quarter of 1999 to complete the conversion projects. Since commencing Year 2000 compliance efforts, the Company's average annual Year 2000 compliance costs represent about 6% of the annual MIS budget. A few non-essential MIS projects have been delayed pending completion of the Year 2000 project.

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

Suppliers have been identified and categorized based on level of importance to the Company's operations of their Year 2000 compliance. Mission critical suppliers have been contacted and their plans and their sub-tier suppliers are in the process of being assessed. Management has determined that it would take approximately six weeks to resource materials from any one critical supplier. Based on this assessment, further actions and formal contingency plans are being formulated and will continue to be developed and updated through the balance of the year.

                  STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES


(5) NEW ACCOUNTING STANDARD

In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be recognized immediately or deferred depending on the use of the derivative and if the derivative is a qualifying hedge. The Company plans to adopt SFAS No. 133 by January 1, 2001, as required. The Company is currently assessing the impact of this statement on the Company's consolidated financial statements.

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

Interest Rate Risk. The carrying value of the Company's revolving credit lines and term loans approximate fair value. The term loans are primarily LIBOR-based borrowings and are re-priced approximately every three months based on prevailing market rates. Pursuant to the Company's credit agreement, the Company has entered into an interest rate cap agreement with a notional amount of $20 million which is approximately one-third the outstanding balance of the term loans. The agreement, which expires on December 30, 1999, effectively limits the net interest cost at 10% for the notional amounts covered under the agreement. A 10% change in the interest rate on the term loans would have increased or decreased the first six months of 1999 interest expense by $0.2 million. The 10-1/4% Notes bear interest at a fixed rate and, therefore, are not sensitive to interest rate fluctuation.

Foreign Currency Risk. The Company has subsidiaries in Italy and Brazil and branch offices in France and England, and therefore is exposed to changes in foreign currency exchange rates. Changes in exchange rates may positively or negatively affect the Company's sales, gross margins, and retained earnings. However, historically, these locations have contributed less than 15% of the Company's net sales and retained earnings, with most of these sales attributable to the Italian subsidiary. The Company also sells its products from the United States to foreign customers for payment in foreign currencies as well as dollars. Historically, foreign currency exchange gains and losses have been immaterial. The Company does not hedge against foreign currency risk.

                 STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

PART II:  OTHER INFORMATION
ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K


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

            4.3 * Registration Rights Agreement dated as of December 11, 1997 by and among Stanadyne Automotive Corp. and Donaldson, Lufkin & Jenrette

            27   Financial Data Schedule

* Incorporated by reference to Registration Statement on Form S-4, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998.

      b. No report on Form 8-K was filed during the quarter ended June 30, 1999.

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


                                              Stanadyne Automotive Corp.
                                              --------------------------
                                                      (Registrant)



Date:    August 11, 1999                        /s/ Michael H. Boyer
                                                --------------------
                                                Michael H. Boyer
                                                Vice President and
                                                  Chief Financial Officer

EXHIBIT INDEX:

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

            4.3 * Registration Rights Agreement dated as of December 11, 1997 by and among Stanadyne Automotive Corp. and Donaldson, Lufkin & Jenrette

            27   Financial Data Schedule

* Incorporated by reference to Registration Statement on Form S-4, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998.