Form 10-Q
period 1999-09-30
STANADYNE AUTOMOTIVE CORP
filed 1999-11-12
CIK 1053439

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1999

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ........................ to ....................

Commission File Number 333-45823



                           STANADYNE AUTOMOTIVE CORP.
             (Exact name of registrant as specified in its charter)


           Delaware                                            22-2940378
           --------                                            ----------
(State or other jurisdiction of                           (I.R.S. Employer I.D.)
 incorporation or organization)


92 Deerfield Road, Windsor, Connecticut                         06095-4209
---------------------------------------                         ----------
(Address of principal executive offices)                        (zip code)

          (860) 525-0821
---------------------------------------
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]           No [ ]

The number of Common Shares of the Company, $0.01 per share par value, outstanding as of October 31, 1999 was 1,000.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS


Part I    Financial Information

         Item 1      Financial Statements

                     Condensed Consolidated Balance Sheets as of September 30, 1999 (unaudited) and December 31,
                     1998.........................................................................................          3

                     Condensed Consolidated Statements of Operations for the three months ended September 30,
                     1999 and 1998 (unaudited)....................................................................          4

                     Condensed Consolidated Statements of Operations for the nine months ended September 30, 1999
                     and 1998 (unaudited).........................................................................          5

                     Condensed Consolidated Statements of Cash Flows for the nine
                     months ended September 30, 1999 and 1998 (unaudited).........................................          6

                     Notes to Condensed Consolidated Financial Statements.........................................       7-17


         Item 2      Management's Discussion and Analysis of Financial Condition
                     and Results of Operations....................................................................      18-23


         Item 3      Quantitative and Qualitative Disclosures About Market Risk...................................         24


Part II  Other Information

         Item 6      Exhibits and Reports on Form 8-K.............................................................         25

         Signature   .............................................................................................         26

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                      (UNAUDITED)
                                                                                     SEPTEMBER 30,             DECEMBER 31,
                            ASSETS                                                       1999                      1998
                                                                                         ----                      ----

Current assets:
       Cash and cash equivalents                                                        $ 11,530                 $ 5,132
       Accounts receivable, net of allowance for uncollectible
         accounts of $522 at September 30, 1999 and $500 at December 31, 1998             39,853                  41,564
       Inventories                                                                        36,476                  36,560
       Prepaid expenses and other current assets                                           1,282                   2,635
       Deferred income taxes                                                               7,522                   6,128
                                                                                        --------                 -------
                            Total current assets                                          96,663                  92,019

Property, plant and equipment, net                                                       121,061                 125,966
Intangible and other assets, net                                                          93,870                  99,870
Due from Stanadyne Automotive Holding Corp.                                                4,061                   4,061
                                                                                        --------                 -------
                            Total assets                                               $ 315,655               $ 321,916
                                                                                       =========               =========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                                 $ 20,068                $ 20,222
       Accrued liabilities                                                                31,239                  31,113
       Current maturities of long-term debt                                                6,730                   8,808
       Current installments of capital lease obligations                                     949                   1,295
                                                                                        --------                 -------
                            Total current liabilities                                     58,986                  61,438

Long-term debt, excluding current maturities                                             146,518                 148,821
Deferred income taxes                                                                      1,664                   2,998
Capital lease obligations, excluding current installments                                    794                   1,562
Other noncurrent liabilities                                                              47,139                  47,906
                                                                                        --------                 -------
                            Total liabilities                                            255,101                 262,725
                                                                                        --------                 -------

Commitments and contingencies                                                                 --                      --

Stockholders' equity:
       Common stock                                                                           --                      --
       Additional paid-in capital                                                         59,858                  59,858
       Other accumulated comprehensive (loss) income                                      (1,213)                  1,032
       Retained earnings (accumulated deficit)                                             1,909                  (1,699)
                                                                                        --------                 -------
                            Total stockholders' equity                                    60,554                  59,191
                                                                                        --------                 -------
              Total liabilities and stockholders' equity                               $ 315,655               $ 321,916
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

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (in thousands)

                                                           3 Months        3 Months
                                                             Ended           Ended
                                                         September 30,    September 30,
                                                             1999             1998
                                                             ----             ----
Net sales                                                  $ 66,381         $ 75,039
Cost of goods sold                                           51,373           61,732
                                                           --------         --------
Gross profit                                                 15,008           13,307

Selling, general and administrative expenses                  5,797            7,449
Amortization of intangibles                                   1,476            1,666
Management fees                                                 275              275
                                                           --------         --------
Operating income                                              7,460            3,917

Interest, net                                                 3,503            3,807
                                                           --------         --------
Income before income taxes                                    3,957              110

Income tax (benefit) expense                                   (149)             201
                                                           --------         --------
Net income (loss) applicable to common shareholders        $  4,106         $    (91)
                                                           ========         ========


           See notes to condensed consolidated financial statements.

                  STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                 (in thousands)


                                                        9 Months        9 Months
                                                          Ended           Ended
                                                      September 30,   September 30,
                                                          1999            1998
                                                          ----            ----
Net sales                                               $204,892        $232,333
Cost of goods sold                                       164,909         189,514
                                                        --------        --------

Gross profit                                              39,983          42,819

Selling, general and administrative expenses              20,340          22,785
Amortization of intangibles                                4,423           4,423
Management fees                                              825             825
                                                        --------        --------

Operating income                                          14,395          14,786

Interest, net                                             10,618          11,443
                                                        --------        --------
Income before income taxes                                 3,777           3,343

Income tax expense                                           169           1,791
                                                        --------        --------

Net income applicable to common shareholders            $  3,608        $  1,552
                                                        ========        ========

           See notes to condensed consolidated financial statements.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                     9 Months         9 Months
                                                                       Ended            Ended
                                                                   September 30,    September 30,
                                                                       1999              1998
                                                                       ----              ----
Cash flows from operating activities:
    Net income                                                       $  3,608         $  1,552
    Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                    15,403           14,865
      Deferred income taxes                                            (2,851)          (1,105)
      Loss on disposal of property, plant and equipment                   249               --
      Changes in operating assets and liabilities                       2,728             (910)
                                                                     --------         --------
          Net cash provided by operating activities                    19,137           14,402
                                                                     --------         --------

Cash flows from investing activities:
    Capital expenditures                                               (7,833)         (10,508)
    Proceeds from disposal of property, plant and equipment                71               --
                                                                     --------         --------
          Net cash used in investing activities                        (7,762)         (10,508)
                                                                     --------         --------

Cash flows from financing activities:
    Net borrowings on revolving credit facility                           405            3,286
    Principal payments on long-term debt                               (4,412)          (1,000)
    Payments of capital lease obligations                                (981)          (1,675)
                                                                     --------         --------
          Net cash (used in) provided by financing activities          (4,988)             611
                                                                     --------         --------

Cash and cash equivalents:
    Net increase in cash and cash equivalents                           6,387            4,505
    Effect of exchange rate changes on cash                                11               15
    Cash and cash equivalents at beginning of period                    5,132              325
                                                                     --------         --------
    Cash and cash equivalents at end of period                       $ 11,530         $  4,845
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

(3)   Inventories

Components of inventory are as follows:

                                                    As of                 As of
                                             September 30, 1999     December 31, 1998
                                             ------------------     -----------------
Raw materials                                      $ 2,024               $ 2,583
Work-in-process                                     25,930                25,192
Finished goods                                       8,522                 8,785
                                                   -------               -------

                                                   $36,476               $36,560
                                                   =======               =======

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except where noted otherwise)


(4)   Income Taxes

The Company's effective income tax rate was 4.5% through the first nine months of 1999, compared to 53.6% for the first nine months of 1998. In 1999 the Company recorded $0.2 million in book tax expense on a pre-tax income of $3.8 million because of the tax benefit provided from Stanadyne Automotive Foreign Sales Corp. ("FSC"). Without the benefit provided from the FSC, the Company's effective tax rates in 1999 and 1998 would have been 58.0% and 64.6%, respectively. In addition, in 1999 the Company changed the way it applied the annual tax rate to the quarterly earnings to provide consistent quarterly tax rates based on the estimated effective tax rate for the year. To the extent there are differences between components of planned and actual net income, the effective tax rate for the year could change and, in turn, have an impact on future quarterly tax rates.

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

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except where noted otherwise)


(6)  Comprehensive Income

The Company's comprehensive results of operations for the three months ended September 30, 1999 and 1998 and the nine months ended September 30, 1999 and 1998 are as follows:

                                                             Three Months               Nine Months
                                                          Ended September 30,        Ended September 30,
                                                           1999         1998          1999          1998
                                                           ----         ----          ----          ----
Net income (loss) applicable to common shareholders      $ 4,106      $   (91)      $ 3,608       $ 1,552

Other comprehensive income (loss), net of tax:
       Foreign currency translation adjustments              311          323        (2,245)          137
                                                         -------      -------       -------       -------

Comprehensive income                                     $ 4,417      $   232       $ 1,363       $ 1,689
                                                         =======      =======       =======       =======

(7)   Segments

The Company has two reportable segments, the Diesel Systems Group (the "Diesel Group") and the Precision Engine Products Corp. ("Precision Engine"). The Diesel Group manufactures diesel fuel injection equipment including fuel pumps, injectors and filtration systems. This segment accounted for approximately 84% and 83% of the Company's revenues for the three months ended September 30, 1999 and 1998, respectively, and approximately 81% and 83% for the nine months ended September 30, 1999 and 1998, respectively. Precision Engine manufactures roller-rocker arms, hydraulic valve lifters and lash adjusters for gasoline engines. Revenues for Precision Engine accounted for 16% and 17% of total revenues for the three months ended September 30, 1999 and 1998, respectively, and 19% and 17% for the nine months ended September 30, 1999 and 1998, respectively. The Company considers the Diesel Group and Precision Engine to be two distinct segments because the operating results of each are compiled, reviewed and managed separately. In addition, the products and services of each segment have an end use (diesel versus gasoline engines) which entails different engineering and marketing efforts. There were no inter-segment sales between the Diesel Group and Precision Engine for any of the periods presented.

The following summarizes key information used by the Company in evaluating the performance of each segment for the three months ended September 30, 1999 and 1998 and as of and for the nine months ended September 30, 1999 and 1998:

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except where noted otherwise)

Segments (continued)


                                                          For the Three Months Ended September 30, 1999
                                                          ---------------------------------------------
                                                    Diesel           Precision
                                                     Group            Engine        Eliminations        Totals
                                                     -----            ------        ------------        ------
         Net sales                                  $ 55,729         $ 10,652        $    -            $ 66,381
         Gross profit                                 13,754            1,254             -              15,008
         Deprecation and amortization
           expense                                     4,297              807             -               5,104
         Operating income (loss)                       7,971             (511)            -               7,460
         Net income (loss)                             4,577             (471)            -               4,106
         Total capital expenditures                    1,274              483             -               1,757

                                                          For the Three Months Ended September 30, 1998
                                                          ---------------------------------------------
                                                    Diesel           Precision
                                                     Group            Engine        Eliminations        Totals
                                                     -----            ------        ------------        ------
         Net sales                                  $ 62,599         $ 12,440       $     -            $ 75,039
         Gross profit                                 11,413            1,894             -              13,307
         Depreciation and amortization
           expense                                     4,415              780             -               5,195
         Operating income                              3,189              728             -               3,917
         Net (loss) income                              (337)             246             -                 (91)
         Total capital expenditures                    2,317              477             -               2,794

                                                     As of and For the Nine Months Ended September 30, 1999
                                                     ------------------------------------------------------
                                                    Diesel           Precision
                                                     Group            Engine        Eliminations        Totals
                                                     -----            ------        ------------        ------
         Net sales                                 $ 166,449         $ 38,443        $    -           $ 204,892
         Gross profit                                 33,104            6,879             -              39,983
         Deprecation and amortization
           expense                                    12,986            2,417             -              15,403
         Operating income                             11,119            3,276             -              14,395
         Net income                                    2,673              935             -               3,608
         Total assets                                278,317           53,087           (15,749)        315,655
         Total capital expenditures                    6,238            1,595             -               7,833

               STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except where noted otherwise)


Segments (continued)

                                                      As of and For the Nine Months Ended September 30, 1998
                                                      ------------------------------------------------------
                                                    Diesel           Precision
                                                     Group            Engine        Eliminations        Totals
                                                     -----            ------        ------------        ------
         Net sales                                 $ 193,195         $ 39,138         $   -           $ 232,333
         Gross profit                                 37,001            5,818             -              42,819
         Deprecation and amortization
           expense                                    12,534            2,331             -              14,865
         Operating income                             12,406            2,380             -              14,786
         Net income                                    1,293              259             -               1,552
         Total assets                                300,839           54,010           (27,552)        327,297
         Total capital expenditures                    8,513            1,995             -              10,508

(8)   Subsequent Events

On October 5, 1999, the Company retired $10.0 million in Notes at a discount price of $8.75 million. The resulting $1.25 million gain on this transaction will be recorded as a net of tax extraordinary item in the fourth quarter of 1999.

(9)   Supplemental Combining Condensed Financial Statements

The Notes issued by the Company are guaranteed jointly, fully, severally and unconditionally by Precision Engine Products Corp. and DSD International Corp. (dissolved October 6, 1998) (the "Subsidiary Guarantors") on a subordinated basis and are not guaranteed by FSC, Stanadyne Automotive, SpA ("SpA") and Precision Engine Products LTDA. ("PEPL")(the "Non-Guarantor Subsidiaries").

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

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except where noted otherwise)


Supplemental Combining Condensed Financial Statements (continued)

                                                                                 September 30, 1999
                                                  -------------------------------------------------------------------------------
                                                    Stanadyne                                                       Stanadyne
                                                  Automotive Corp.  Subsidiary  Non-Guarantor                    Automotive Corp.
                                                      Parent        Guarantors  Subsidiaries     Eliminations     & Subsidiaries
                                                      ------        ----------  ------------     ------------     ---------------
ASSETS
Current assets:
       Cash and cash equivalents                     $  11,442      $      17     $     100        $     (29)       $  11,530
       Accounts receivable, net                         26,484          8,126         5,243               --           39,853
       Inventories                                      23,873          7,416         5,561             (374)          36,476
       Other current assets                              6,558            940         1,306               --            8,804
                                                     ---------      ---------     ---------        ---------        ---------
       Total current assets                             68,357         16,499        12,210             (403)          96,663

Property, plant and equipment, net                      83,742         21,908        15,411               --          121,061
Intangible and other assets, net                        64,247         13,942        15,757              (76)          93,870
Investment in subsidiaries                              32,886           (135)           --          (32,751) (a)          --
Due from Stanadyne Automotive Holding Corp.              4,061             --            --               --            4,061
                                                     ---------      ---------     ---------        ---------        ---------
       Total assets                                  $ 253,293      $  52,214     $  43,378        $ (33,230)       $ 315,655
                                                     =========      =========     =========        =========        =========
 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable and
         accrued liabilities                         $  37,466      $   7,510     $   6,336        $      (5)       $  51,307
       Current maturities of long-term
         debt and capital lease obligations              3,345             --         4,334               --            7,679
                                                     ---------      ---------     ---------        ---------        ---------
       Total current liabilities                        40,811          7,510        10,670               (5)          58,986
Long-term debt and capital lease obligations           146,518             --           794               --          147,312
Other noncurrent liabilities                            31,490         12,576         4,812              (75)          48,803
Intercompany accounts                                  (27,371)        16,345        11,319             (293)              --
Stockholders' equity                                    61,845         15,783        15,783          (32,857) (a)      60,554
                                                     ---------      ---------     ---------        ---------        ---------
       Total liabilities and stockholders' equity    $ 253,293      $  52,214     $  43,378        $ (33,230)       $ 315,655
                                                     =========      =========     =========        =========        =========

       (a)  Elimination of investments in subsidiaries of the Parent.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except where noted otherwise)


Supplemental Combining Condensed Financial Statements (continued)



                                                                                  December 31, 1998
                                                      ------------------------------------------------------------------------------
                                                         Stanadyne                                                     Stanadyne
                                                      Automotive Corp   Subsidiary    Non-Guarantor                 Automotive Corp.
                                                           Parent       Guarantors     Subsidiaries   Eliminations   & Subsidiaries
                                                      ---------------   ----------    -------------   ------------  ----------------
ASSETS
Current assets:
       Cash and cash equivalents                         $    4,859     $      5          $      5   $     263        $   5,132
       Accounts receivable, net                              27,257        6,731             7,576           -           41,564
       Inventories                                           22,466        7,418             6,852        (176)          36,560
       Other current assets                                   6,601        2,040               122           -            8,763
                                                          ---------     --------          --------   ---------        ---------
       Total current assets                                  61,183       16,194            14,555          87           92,019
Property, plant and equipment, net                           86,501       22,284            17,181           -          125,966
Intangible and other assets, net                             67,635       14,528            18,781      (1,074) (a)      99,870
Investment in subsidiaries                                   23,285            -                 -     (23,285) (b)           -
Due from Stanadyne Automotive Holding Corp.                   4,061            -                 -           -            4,061
                                                          ---------     --------          --------   ---------        ---------
       Total assets                                       $ 242,665     $ 53,006          $ 50,517   $ (24,272)       $ 321,916
                                                          =========     ========          ========   =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable and
         accrued liabilities                               $ 29,640      $ 7,725          $ 13,970         $ -         $ 51,335
       Current maturities of long-term
         debt and capital lease obligations                   5,723            -             4,380           -           10,103
                                                          ---------     --------          --------   ---------        ---------
       Total current liabilities                             35,363        7,725            18,350           -           61,438
Long-term debt and capital lease obligations                148,995            -             1,388           -          150,383
Other noncurrent liabilities                                 33,999       12,904             5,075      (1,074) (a)      50,904
Intercompany accounts                                       (33,956)      17,563            16,141         252                -
Stockholders' equity                                         58,264       14,814             9,563     (23,450) (b)      59,191
                                                          ---------     --------          --------   ---------        ---------
       Total liabilities and stockholders' equity         $ 242,665     $ 53,006          $ 50,517   $ (24,272)       $ 321,916
                                                          =========     ========          ========   =========        =========

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

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except where noted otherwise)

Supplemental Combining Condensed Financial Statements (continued)

                                                               Three Months Ended September 30, 1999
                                          ------------------------------------------------------------------------------
                                            Stanadyne                                                       Stanadyne
                                          Automotive Corp.  Subsidiary   Non-Guarantor                   Automotive Corp.
                                              Parent        Guarantors   Subsidiaries     Eliminations   & Subsidiaries
                                              ------        ----------   ------------     ------------   --------------
Net sales                                   $ 50,357        $ 10,700         $5,402       $    (78) (a)      $66,381
Cost of goods sold                            37,015           9,411          4,978            (31) (a)       51,373
                                            --------       --------        --------             --------     --------
       Gross profit                           13,342           1,289            424            (47)           15,008
Selling, general, administrative and
  other operating expenses (income)           11,728           1,568         (5,747)            (1)            7,548
                                            --------       --------        --------          --------         ------
       Operating income (loss)                 1,614            (279)         6,171            (46)            7,460
Interest, net                                  2,812             270            413              8             3,503
                                            --------       --------       --------          --------        --------
       (Loss) income before income taxes      (1,198)           (549)         5,758            (54)            3,957
Income tax (benefit) expense                    (466)           (245)           562             --              (149)
                                            --------       --------       --------          --------        --------
       Net (loss) income                    $   (732)       $   (304)      $  5,196       $    (54)         $  4,106
                                            ========        ========       ========       ========          ========

                                                                      Three Months Ended September 30, 1998
                                          --------------------------------------------------------------------------------------
                                            Stanadyne                                                         Stanadyne
                                          Automotive Corp.  Subsidiary    Non-Guarantor                    Automotive Corp.
                                              Parent        Guarantors     Subsidiaries   Eliminations    & Subsidiaries
                                              ------        ----------    ------------    ------------   ----------------

Net sales                                   $  56,534        $  12,440        $6,164      $     (99)(a)    $75,039
Cost of goods sold                             45,196           10,546         6,071            (81)(a)     61,732
                                            ---------        ---------     ---------      ---------        ---------
       Gross profit (loss)                     11,338            1,894            93            (18)        13,307
Selling, general, administrative and
    other operating expenses (income)           8,227            1,166            (3)            --          9,390
                                            ---------        ---------     ---------      ---------        ---------
       Operating income                         3,111              728            96            (18)         3,917
Interest, net                                   2,991              377           439             --          3,807
                                            ---------        ---------     ---------      ---------        ---------
       Income (loss) before income taxes          120              351          (343)           (18)           110
Income tax (benefit) expense                     (274)             105           370             -             201
                                            ---------        ---------     ---------      ---------        ---------
       Net income (loss)                    $     394        $     246     $    (713)     $     (18)       $   (91)
                                            =========        =========     =========      =========        =========


(a) Elimination of intercompany sales and cost of sales from Stanadyne Automotive, SpA to Parent.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except where noted otherwise)



Supplemental Combining Condensed Financial Statements (continued)



                                                                          Nine Months Ended September 30, 1999
                                               -------------------------------------------------------------------------------------
                                                Stanadyne                                                              Stanadyne
                                               Automotive Corp.  Subsidiary      Non-Guarantor                      Automotive Corp.
                                                  Parent         Guarantors      Subsidiaries     Eliminations       & Subsidiaries
                                                ---------       -------------    -------------    ------------      ----------------
Net sales                                       $ 148,812         $  38,491        $  18,009         $    (420) (a)    $204,892
Cost of goods sold                                116,290            31,577           17,369              (327) (a)     164,909
                                                ---------         ---------        ---------         ---------         ---------

       Gross profit                                32,522             6,914              640               (93)           39,983
Selling, general, administrative and
  other operating expenses (income)                28,263             3,379           (5,975)              (79)           25,588
                                                ---------         ---------        ---------         ---------         ---------
       Operating income                             4,259             3,535            6,615               (14)           14,395
Interest, net                                       8,369               949            1,310               (10)           10,618
                                                ---------         ---------        ---------         ---------         ---------
       (Loss) income before income taxes           (4,110)            2,586            5,305                (4)            3,777
Income tax (benefit) expense                       (2,050)            1,454              765                --               169
                                                ---------         ---------        ---------         ---------         ---------

       Net (loss) income                        $  (2,060)        $   1,132        $   4,540         $      (4)        $   3,608
                                                =========         =========        =========         =========         =========

                                                                      Nine Months Ended September 30, 1998
                                            -------------------------------------------------------------------------------------
                                              Stanadyne                                                            Stanadyne
                                            Automotive Corp.  Subsidiary     Non-Guarantor                       Automotive Corp.
                                                Parent        Guarantors     Subsidiaries        Eliminations    & Subsidiaries
                                                ------        ----------     ------------        ------------    --------------

Net sales                                       $175,442        $ 39,138        $ 18,287         $   (534) (a)     $ 232,333
Cost of goods sold                               137,335          33,320          19,423             (564) (a)       189,514
                                                --------        --------        --------         --------           --------
       Gross profit (loss)                        38,107           5,818          (1,136)              30             42,819
Selling, general, administrative and
  other operating expenses                        24,407           3,438             188               --             28,033
                                                --------        --------        --------         --------           --------
       Operating income (loss)                    13,700           2,380          (1,324)              30             14,786
Interest, net                                      9,021           1,173           1,249               --             11,443
                                                --------        --------        --------         --------           --------
       Income (loss) before income taxes           4,679           1,207          (2,573)              30              3,343
Income tax expense (benefit)                       1,292             948            (449)              --              1,791
                                                --------        --------        --------         --------           --------
       Net income (loss)                        $  3,387        $    259        $ (2,124)        $     30           $  1,552
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

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except where noted otherwise)


Supplemental Combining Condensed Financial Statements (continued)

                                                                      Nine Months Ended September 30, 1999
                                               -------------------------------------------------------------------------------------
                                                   Stanadyne                                                          Stanadyne
                                               Automotive Corp.    Subsidiary      Non-Guarantor                    Automotive Corp.
                                                    Parent         Guarantors      Subsidiaries      Eliminations   & Subsidiaries
                                                    ------         ----------      ------------      ------------   --------------
Cash flows from operating activities:
       Net (loss) income                           $ (2,060)        $  1,132         $  4,540         $     (4)           $  3,608
       Adjustments to reconcile net (loss)
         income to net cash provided by
         (used in) operating activities:
            Depreciation and amortization            11,747            2,416            1,240               --              15,403
            Other adjustments                        (2,438)             (77)             (87)              --              (2,602)
            Changes in operating assets and
              liabilities                            13,864           (1,977)          (8,828)            (331)              2,728
                                                   --------         --------         --------         --------            --------

            Net cash provided by (used in)
              operating activities                   21,113            1,494           (3,135)            (335)             19,137
                                                   --------         --------         --------         --------            --------


Cash flows from investing activities:
       Capital expenditures                          (5,782)          (1,453)            (598)              --              (7,833)
       Proceeds from disposal of property,
          plant and equipment                            71               --               --               --                  71
       Investment in subsidiary                      (3,963)             (29)              --            3,992(a)               --
                                                   --------         --------         --------         --------            --------

            Net cash (used in) provided by
              investing activities                   (9,674)          (1,482)            (598)           3,992              (7,762)
                                                   --------         --------         --------         --------            --------


Cash flows from financing activities:
       Net change in debt                            (4,856)              --             (132)              --              (4,988)
       Net change in equity                              --               --            3,992           (3,992)(a)              --
                                                   --------         --------         --------         --------            --------

            Net cash (used in) provided by
              financing activities                   (4,856)              --            3,860           (3,992)             (4,988)
                                                   --------         --------         --------         --------            --------

Net increase (decrease) in cash and
  cash equivalents                                    6,583               12              127             (335)              6,387
Effect of exchange rate changes on cash                  --               --              (32)              43                  11
Cash and cash equivalents at
  beginning of period                                 4,859                5                5              263               5,132
                                                   --------         --------         --------         --------            --------
       Cash and cash equivalents at
         end of period                             $ 11,442         $     17         $    100         $    (29)           $ 11,530
                                                   ========         ========         ========         ========            ========

(a)      Elimination of investment in SpA and PEPL.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except where noted otherwise)


Supplemental Combining Condensed Financial Statements (concluded)

                                                                        Nine Months Ended September 30, 1998
                                                    -----------------------------------------------------------------------------
                                                       Stanadyne                                                    Stanadyne
                                                    Automotive Corp.  Subsidiary    Non-Guarantor                Automotive Corp.
                                                        Parent        Guarantors    Subsidiaries   Eliminations  & Subsidiaries
                                                        ------        ----------    ------------   ------------  ----------------
Cash flows from operating activities:
       Net income (loss)                               $  3,387       $    259       $ (2,124)      $     30        $  1,552
       Adjustments to reconcile net income
         (loss) to net cash provided by (used in)
         operating activities:
            Depreciation and amortization                11,203          2,331          1,331             --          14,865
            Other adjustments                               (72)            41         (1,074)            --          (1,105)
            Changes in operating assets and
              liabilities                                  (679)          (636)           309             96            (910)
                                                       --------       --------       --------       --------        --------
            Net cash provided by (used in)
              operating activities                       13,839          1,995         (1,558)           126          14,402
                                                       --------       --------       --------       --------        --------

Cash flows from investing activities:
       Capital expenditures                              (7,335)        (1,995)        (1,178)            --         (10,508)
                                                       --------       --------       --------       --------        --------
            Net cash used in investing
              activities                                 (7,335)        (1,995)        (1,178)            --         (10,508)
                                                       --------       --------       --------       --------        --------
Cash flows from financing activities:
       Net change in debt                                (2,124)            --          2,735             --             611
                                                       --------       --------       --------       --------        --------
            Net cash (used in) provided by
              financing activities                       (2,124)            --          2,735             --             611
                                                       --------       --------       --------       --------        --------
Net increase in cash and
  cash equivalents                                        4,380             --             (1)           126           4,505
Effect of exchange rate changes on cash                       3             --              1             11              15
Cash and cash equivalents at
  beginning of period                                       317              4              4             --             325
                                                       --------       --------       --------       --------        --------
       Cash and cash equivalents at
         end of period                                 $  4,700       $      4       $      4       $    137        $  4,845
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

Revenues for the Company's third quarter are typically less than those reported in other quarters due to the scheduled one to two week plant closings within the Diesel Group. In addition, production and related revenue during the third quarter of 1999 were also hampered by severe weather at the Diesel Group's North Carolina locations during September. During July, an agreement was reached with one of the Company's major customers that resulted in additional third quarter revenues totaling $3.7 million for volumes not purchased under a supply agreement. Management believes that additional amounts under this agreement totaling $1.7 million in cash and $1.1 million in productive assets may be realized in future periods. The Company also favorably concluded the major elements of the closure of its Bari, Italy location during the quarter and as a result recorded a $1.9 million savings to the reserve established in 1998. Startup activities for the new Brazilian subsidiary, PEPL, proceeded on schedule with all primary production equipment delivered and installed during the third quarter.

(2)   Basis of Presentation

The following table displays unaudited performance details for the periods shown. Net sales, cost of goods sold, gross profit, selling, general and administrative expense ("SG&A"), amortization of intangibles, management fees, operating income and net income (loss) of the Company are presented in thousands of dollars and as a percentage of net sales.

                                     Three Months Ended September 30,             Nine Months Ended September 30,
                                   ------------------------------------        -------------------------------------
                                         1999                1998                     1999                1998
                                      $         %         $         %              $         %        $          %
                                   ------     -----    ------     -----        -------     -----   -------     -----
Net sales                          66,381     100.0    75,039     100.0        204,892     100.0   232,333     100.0
Cost of goods sold                 51,373      77.4    61,732      82.3        164,909      80.5   189,514      81.6
Gross profit                       15,008      22.6    13,307      17.7         39,983      19.5    42,819      18.4
SG&A                                5,797       8.7     7,449       9.9         20,340       9.9    22,785       9.8
Amortization of intangibles         1,476       2.2     1,666       2.2          4,423       2.2     4,423       1.9
Management fees                       275       0.4       275       0.4            825       0.4       825       0.4
Operating income                    7,460      11.2     3,917       5.2         14,395       7.0    14,786       6.4
Net income (loss)                   4,106       6.2       (91)     (0.1)         3,608       1.8     1,552       0.7

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES


Comparison of Results of Operations:

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Net Sales. Net sales for the third quarter of 1999 of $66.4 million were down 11.5% from the $75.0 million reported for the comparable period in 1998. The decrease came from lower sales in both segments, with the Diesel Group down $6.8 million or 11.0% and Precision Engine down $1.8 million or 14.4%. Diesel Group sales of electronic DS pumps to General Motors were lower by $7.3 million in the third quarter of 1999 versus the same period in 1998, when General Motors was stocking a service inventory for their extended warranty program. This reduction in the Diesel Group was partially offset by $3.7 million in revenue from a major customer, as compensation for volumes not purchased under a supply agreement. Lower sales in Precision Engine were due equally to lesser demand from Chrysler and Ford.

Gross Profit. Gross profit for the third quarter of 1999 increased to $15.0 million from $13.3 million for the same period in 1998, and increased as a percentage of net sales to 22.6% from 17.7%. All of the increase resulted from the $3.7 million gain in Diesel Group mentioned above. Lower earnings on reduced sales volumes in Precision Engine resulted in gross profits as a percentage of net sales of 11.8% for the third quarter of 1999, down from 15.2% in the third quarter of 1998.

SG&A. SG&A for the third quarter of 1999 decreased to $5.8 million from $7.4 million for the comparable period in 1998, representing a reduction of $1.6 million or 22.2%. The lower 1999 SG&A expense is attributable to the Diesel Group's successful conclusion of the closure of its Bari, Italy location which was accomplished for $1.9 million less than the estimates recorded in 1998.

Amortization of Intangibles. Amortization of intangible assets decreased to $1.5 million in the third quarter of 1999 from $1.7 million in the third quarter of 1998. The goodwill amortization in the third quarter of 1999 was $0.5 million and $0.4 million in 1998. Amounts are different in each year due to 1998 purchase accounting adjustments.

Operating Income. Operating income for the third quarter of 1999 increased to $7.5 million from $3.9 million for the comparable period in 1998, representing an increase of $3.6 million or 90.5%. As a percentage of net sales, operating income increased to 11.2% from 5.2%. This significant improvement resulted primarily from the $3.7 million increase in Diesel Group's revenues previously discussed, $1.9 million reduction in estimated plant closure costs related to Bari, Italy, offset by lower earnings on reduced sales of electronic DS pumps to General Motors.

Net Income. The Company had net income of $4.1 million in the third quarter of 1999 as compared to a net loss of $0.1 million in the third quarter of 1998. Better results in 1999 were the direct result of the higher operating income and the tax benefit derived from the FSC.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES


Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Net Sales. Net sales for the first nine months of 1999 of $204.9 million were 11.8% less than the $232.3 million reported for the comparable period in 1998. The decrease came from lower sales in the first nine months of 1999 in both the Diesel Group, which were $26.7 million or 13.8% less, and in Precision Engine, which were $0.7 million or 1.8% less. Lower Diesel Group sales occurred for two primary reasons. First, sales to General Motors for the DS electronic pump were $20.2 million less in 1999 as compared to 1998 when General Motors was buying additional units of service inventory for their extended warranty program. Second, lower demand for Diesel Group injector products resulted in a decrease of $5.9 million in year-to-date sales. These reductions were partially offset by an additional $3.7 million in revenues from a major customer as compensation for volumes not purchased under a supply agreement.

Gross Profit. Gross profit for the first nine months of 1999 decreased to $40.0 million from $42.8 million for the first nine months of 1998. Gross profit as a percentage of net sales increased to 19.5% from 18.4%. These changes were primarily the result of lower earnings on reduced sales volumes reported in the Diesel Group offset by the $3.7 million gain referred to above. Precision Engine's gross profit as a percentage of net sales increased to 17.9% from 14.9%. The increase in Precision Engine's gross profit in 1999 was the result of a favorable $0.7 million reduction of a liability established in 1998 and improved earnings due to vertical integration of the manufacturing process for the roller-rocker product line.

SG&A. SG&A decreased to $20.3 million for the first nine months of 1999 from $22.8 million for the comparable period in 1998, representing a reduction of $2.5 million or 10.7%. The lower 1999 SG&A expense is attributable to the successful conclusion of the closure of its Bari, Italy location which was accomplished for $1.9 million less than the estimates recorded in 1998. Lower research and development costs in the Diesel Group, as a result of staffing reductions completed in the second quarter of 1999, further contributed to the reduction in SG&A. As a percentage of net sales, SG&A increased to 9.9% from 9.8%.

Amortization of Intangibles. Amortization of intangible assets in the first nine months of 1999 and 1998 was $4.4 million. The expense in both periods included goodwill amortization of $1.4 million.

Operating Income. Operating income of $14.4 million in the first nine months of 1999 was $0.4 million, or 2.6%, less than the $14.8 million result for the comparable period in 1998. The change was a direct result of the decrease in gross profit and SG&A discussed above. As a percentage of net sales, operating income increased to 7.0% from 6.4%.

Net Income. The Company recorded net income of $3.6 million in the first nine months of 1999 as compared to $1.6 million in the first nine months of 1998. The lower operating income

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

discussed above was offset by $0.8 million less interest expense and $1.6 million less tax expense due to the benefit provided by the FSC.

(3)   Liquidity and Capital Resources

The Company's principal sources of liquidity are cash flows from operations supplemented by borrowings under a revolving credit facility, and in the case of its Italian subsidiary, Stanadyne Automotive, SpA, overdraft facilities with local financial institutions. In addition, the Company occasionally utilizes capital leasing.

Cash Flows From Operating Activities. Cash flows from operations for the nine months ended September 30, 1999 and September 30, 1998 were $19.1 million and $14.4 million, respectively. Results in 1999 were primarily the result of positive cash flow from changes in operating assets and liabilities of $3.7 million. Changes to operating assets in 1999 included prepaid tooling reimbursements from Chrysler of $1.7 million and lower accounts receivable balances in proportion to the lower sales in the Diesel Group. Cash payments for Bari Plant closure were concluded in the third quarter of 1999, bringing the total paid this fiscal year to approximately $3.7 million. Cash flows provided by operations for the first nine months of 1998 included higher operating income offset by increases in operating assets, primarily accounts receivable of $2.9 million and inventories of $0.8 million, related to higher levels of sales in the Diesel Group.

Cash Flows From Investing Activities. The Company's capital expenditures for the first nine months of 1999 were $7.8 million compared to $10.5 million for the first nine months of 1998. Major capital expenditures for 1999 included amounts for the completion of the vertical integration of the Chrysler roller-rocker product line in Precision Engine, cost reduction programs in the Diesel Group and general maintenance projects. Expenditures for 1998 were primarily for the purchase of machinery and equipment to increase capacity in the Diesel Group for pump products, to complete the capitalization of the RSN injector operations in the U.S. and Italy and to maintain existing facilities.

Cash Flows From Financing Activities. Cash flows from financing activities for the first nine months ended September 30, 1999 resulted in a net reduction in cash of $5.0 million. Principal payments of long-term debt totaled $4.4 million, including a prepayment of $2.1 million based on the excess cash flow sweep. Overdraft borrowings of Stanadyne Automotive, SpA increased $0.4 million. Scheduled payments of capital lease obligations totaled $1.0 million in the first nine months of 1999.

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

Through September 30, 1999, the Company has spent $0.6 million on its Year 2000 compliance conversion. The Company estimates that additional expenditures of $0.1 million will be required in the fourth quarter of 1999 to complete the conversion projects. Since commencing Year 2000 compliance efforts, the Company's average annual Year 2000 compliance costs represent about 6% of the annual MIS budget. A few non-essential MIS projects have been delayed pending completion of the Year 2000 project.

The Company has communicated with its major customers and critical suppliers to determine their Year 2000 compliance readiness and the extent to which the Company is vulnerable to any noncompliance issues. In the case of critical suppliers, all were visited by Company personnel, and all have given assurances that they are Year 2000 compliant. In some instances, the Company's contingency plans include additional inventory from critical suppliers at year end. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely, or successfully, converted and would not have an adverse effect on the Company's systems.

The Company continues to evaluate Year 2000 business disruption scenarios. The most reasonably likely worst case scenario for the Company is the failure of a critical supplier to be Year 2000 compliant. This scenario could result in a supplier being unable to supply goods or services to the Company for a period of time, which would result in a loss of sales and profits for that period of time. These critical suppliers have been identified and categorized based on level of importance to the Company's operations of their Year 2000 compliance. Mission critical suppliers have been visited, and their plans and their sub-tier suppliers' plans have been assessed. Since management has determined that it could take up to six weeks to resource materials from any one critical supplier, some critical supplier component inventory may be increased at year end.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

The Company has also asked all internal departments to review possible disruption that could be caused by Year 2000 and formulate plans for either avoiding or reacting to these scenarios. Given that the mission critical areas had been dealt with by the Year 2000 compliance team, this particular effort is focused on disruptions that could render inconveniences rather than material work stoppages. Efforts in this regard will be ongoing.

The Company's assessment of Year 2000 compliance is based on numerous assumptions about future events, including third party Year 2000 compliance plans and other factors. The Company cannot guarantee that its assessments are correct, and actual results could differ materially from those anticipated.

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

(6)   Cautionary Statement

This quarterly report contains certain forward looking statements with respect to the financial condition, results of operations and business of the Company and management's discussion and analysis of financial condition and results of operations. All of these forward looking statements are based on estimates and assumptions made by the management of the Company which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such estimates and statements. No assurance can be given that any such estimates will be realized, and it is likely that actual results will differ materially from those contemplated by such forward looking statements. Factors that may cause such differences include: (1) increased competition; (2) increased costs; (3) loss or retirement of key members of management; (4) increases in the Company's cost of borrowing or inability or unavailability of additional debt or equity capital; (5) adverse state or federal legislation or regulation or adverse determinations in pending litigation; and (6) changes in general economic conditions and/or in the markets in which the Company competes. Many of such factors are beyond the control of the Company and its management.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

ITEM 3:           QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK

The Company is exposed to market risks which include changes in interest rates and changes in foreign currency exchange rates as measured against the U.S. dollar.

Interest Rate Risk. The carrying value of the Company's revolving credit lines and term loans approximate fair value. The term loans are primarily LIBOR-based borrowings and are re-priced approximately every month based on prevailing market rates. Pursuant to the Company's credit agreement, the Company has entered into an interest rate cap agreement with a notional amount of $20 million which is approximately one-third the outstanding balance of the term loans. The agreement, which expires on December 30, 1999, effectively limits the net interest cost at 10% for the notional amounts covered under the agreement. A 10% change in the interest rate on the term loans would have increased or decreased the first nine months of 1999 interest expense by $0.3 million. The 10-1/4% Notes bear interest at a fixed rate and, therefore, are not sensitive to interest rate fluctuation.

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

         4.3 * Registration Rights Agreement dated as of December 11, 1997 by and among Stanadyne Automotive Corp. and Donaldson, Lufkin & Jenrette

      10.1.3 Consent Regarding Repurchase of Senior Subordinated Notes to the Credit Agreement dated September 24, 1999 to grant a consent to the Credit Agreement dated as of December 11, 1997, as amended as of July 31, 1998 and February 8, 1999, among SAC Automotive, Inc., Stanadyne Automotive Corp., the Lenders listed therein, as Lenders, DLJ Capital Funding, Inc., as Syndication Agent, and The First National Bank of Chicago, as Administrative Agent

         27    Financial Data Schedule

* Incorporated by reference to Registration Statement on Form S-4, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998.

b. No report on Form 8-K was filed during the quarter ended September 30, 1999.

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

Date:    November 12, 1999                             /s/ Michael H. Boyer
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

         4.3 * Registration Rights Agreement dated as of December 11, 1997 by and among Stanadyne Automotive Corp. and Donaldson, Lufkin & Jenrette

         10.1.3 Consent Regarding Repurchase of Senior Subordinated Notes to the Credit Agreement dated September 24, 1999 to grant a consent to the Credit Agreement dated as of December 11, 1997, as amended as of July 31, 1998 and February 8, 1999, among SAC Automotive, Inc., Stanadyne Automotive Corp., the Lenders listed therein, as Lenders, DLJ Capital Funding, Inc., as Syndication Agent, and The First National Bank of Chicago, as Administrative Agent

         27    Financial Data Schedule

* Incorporated by reference to Registration Statement on Form S-4, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998.