Form 10-K
period 1999-12-31
STANADYNE AUTOMOTIVE CORP
filed 2000-03-02
CIK 1053439

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1999
                                       OR

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

Yes [X]           No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 31, 1999, there was no established public trading market for the shares of the Registrant's common stock and no shares of common stock were held by non-affiliates of the Registrant.

The number of Common Shares of the Company, $0.01 per share par value, outstanding as of March 1, 2000 was 1,000.

                   DOCUMENTS INCORPORATED BY REFERENCE - None

                           STANADYNE AUTOMOTIVE CORP.

                                    FORM 10-K

                                TABLE OF CONTENTS


                                                                                            PAGE
PART I:
       ITEM   1.   Business.............................................................      3
       ITEM   2.   Properties...........................................................      9
       ITEM   3.   Legal Proceedings....................................................      9
       ITEM   4.   Submission of Matters to a Vote of Security Holders..................      9

PART II:
       ITEM   5.   Market for the Registrant's Common Equity and Related Stockholder
                   Matters..............................................................     10
       ITEM   6.   Selected Financial Data..............................................     10
       ITEM   7.   Management's Discussion and Analysis of Financial Condition and
                   Results of Operations................................................     11
       ITEM  7A.   Quantitative and Qualitative Disclosures About Market Risk...........     15
       ITEM   8.   Financial Statements and Supplementary Data..........................     17
       ITEM   9.   Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure.............................................     18

PART III:
       ITEM  10.   Directors and Executive Officers of the Registrant...................     19
       ITEM  11.   Executive Compensation...............................................     21
       ITEM  12.   Security Ownership of Certain Beneficial Owners and Management.......     25
       ITEM  13.   Certain Relationships and Related Transactions.......................     27

PART IV:
       ITEM  14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....     28
       Signatures  .....................................................................     30

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Stanadyne Automotive Corp. (the "Company") is a designer and manufacturer of highly engineered, precision manufactured engine components, including fuel injection equipment for diesel engines and hydraulic lash compensating devices primarily for gasoline engines (the latter commonly known, and referred to hereafter, as "hydraulic valve lifters"). The Company sells engine components to original equipment manufacturers ("OEMs") in a variety of applications, including automobiles, light duty trucks, agricultural and construction vehicles and equipment, industrial products and marine equipment. The Company also sells replacement units and parts through its aftermarket distribution network. The Company conducts its business through two principal operating segments: the Diesel Group, which accounted for 82% of the Company's 1999 net sales, and Precision Engine Products Corp. ("Precision Engine"), a wholly-owned subsidiary, which accounted for 18% of the Company's 1999 net sales. Additional segment information can be found in Notes 20 and 21 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.

The Company is a wholly-owned subsidiary of Stanadyne Automotive Holding Corp. ("Holdings"). The Company and Holdings were formed by American Industrial Partners Capital Fund II, L.P. ("AIP") upon the purchase of Stanadyne Automotive Corp. and Subsidiaries (the "Predecessor") from Metromedia Company (the "Sellers") on December 11, 1997 (the "Acquisition").

THE DIESEL GROUP

The Diesel Group is one of only four independent worldwide manufacturers selling to the geographic areas in which the Company competes. Net sales for the Diesel Group were $231.0 million, $256.6 million and $216.6 million for 1999, 1998 and 1997, respectively. Operating income for the Diesel Group was $15.4 million, $12.7 million and $8.3 million for 1999, 1998 and 1997, respectively. Total assets of the Diesel Group were $270.5 million, $283.7 million and $282.7 million at December 31, 1999, 1998 and 1997, respectively.

PRODUCTS

The Diesel Group produces fuel injection equipment for diesel engines of up to 250 horsepower, an engine range comprising approximately 90% of all diesel engines produced worldwide. The Diesel Group sells its fuel injection products to its customers on an individual component basis or by complete line with primary focus on the off highway agricultural and industrial segment of the market. Fuel pumps and injectors, the Diesel Group's primary products, are the most highly engineered, precision manufactured components on a diesel engine and comprise the core components of a diesel engine's fuel system. Because fuel system components are so elemental to the proper functioning and optimal performance of a diesel engine, they are essentially custom engineered for a specific engine platform. As a result, the Company typically supplies these components on a sole source basis for the life of engine platforms. The Diesel Group also manufactures diesel fuel filters, fuel heaters and water separators and distributes diesel fuel conditioners, stabilizers and diesel engine diagnostic equipment.

CUSTOMERS

The Diesel Group's primary customers are OEMs of diesel engines. The Diesel Group's four largest customers, Deere & Company ("Deere"), General Motors Corporation ("GM"), Ford Motor Company ("Ford") and Perkins Engines Company Limited, accounted for approximately $144.3 million, or approximately 62.5% of the Diesel Group's net sales. The Diesel Group had two customers that accounted for more than 10% of 1999 net sales: Deere accounted for 24.8% and GM accounted for 19.6% of the Diesel Group's 1999 net sales.

To support the servicing of the engine and the Diesel Group's products, the Diesel Group sells aftermarket units and parts to the service organizations of its OEM customers and through its own global network of authorized distributors and dealers.

PLANT CLOSING

On September 9, 1998, the Company announced the closure of its manufacturing facility in Bari, Italy. The Bari plant was part of a wholly-owned subsidiary, Stanadyne Automotive, SpA ("SpA"), which is headquartered in Brescia, Italy. This action was taken because of continuing financial losses at Bari resulting from worldwide excess manufacturing capacity for the types of diesel fuel injectors produced there. The cost of closing the operation resulted in a charge to 1998 earnings of $4.2 million. The Company favorably concluded the major cost elements of the plant closure in the third quarter of 1999 and as a result recorded a $1.9 million savings, primarily as a result of lower severance costs, to the reserve established in 1998.

PRECISION ENGINE

Precision Engine is a major independent (non-captive) manufacturer of hydraulic valve lifters primarily for gasoline engines. Net sales for Precision Engine were $50.5 million, $50.5 million and $56.7 million for 1999, 1998 and 1997, respectively. Operating income for Precision Engine was $6.5 million, $2.3 million and $4.0 million for 1999, 1998 and 1997, respectively. Total assets of Precision Engine were $53.6 million, $58.0 million and $56.5 million at December 31, 1999, 1998 and 1997, respectively.

PRODUCTS

Precision Engine designs and manufactures four types of hydraulic valve lifters: roller rocker arm assemblies, lash adjusters, roller valve lifters and slipper valve lifters. These products convert the rotary motion of a camshaft into a reciprocating motion and allow for the adjustment of lash (clearance) as valves are opened and closed in the cylinder head of an engine. Roller rocker arms accounted for 68.9% of Precision Engine's 1999 net sales.

CUSTOMERS

Precision Engine's primary customers are OEMs. DaimlerChrysler Corp. ("DC") and Ford accounted for 67.6% and 13.7%, respectively, of Precision Engine's 1999 net sales. Precision Engine also sells to several companies for distribution into the aftermarket.

BRAZIL BUSINESS STATUS

Precision Engine was selected in 1997 as the sole supplier of roller rocker arm assemblies for use on an engine to be manufactured in Brazil by Tritec Motors LTDA. ("Tritec"), a Brazilian joint venture company formed by DC and BMW AG. To support this new business opportunity, Precision Engine established a new subsidiary in Brazil, Precision Engine Products LTDA. ("PEPL"), on October 16, 1998. PEPL is wholly-owned by Precision Engine (except for a fraction of 1% which is owned by the Company). This new limited liability company will manufacture, assemble and test roller rocker arm assemblies for supply to Tritec. Investment in PEPL began in the first quarter of 1999. Initial pilot production at PEPL began in the second half of 1999 and production is expected to begin in the third quarter of 2000.

COMPETITION

Because of the technical expertise required to design and manufacture the Company's products to the tolerances required, the existence of longstanding supply relationships in the engine component business and the significant capital expenditures and lead time required to enter the business, there are a limited number of manufacturers selling to the global markets in which the Company operates. The Company competes on the basis of technological innovation, product quality, processing and manufacturing capabilities, service support and price.

The main competitors of the Diesel Group are Robert Bosch GmbH, Delphi Automotive Systems ("Delphi") and Denso (formerly Nippondenso of Japan). In 1999, several acquisitions occurred within the diesel fuel injection industry. Robert Bosch GmbH, the largest fuel injection manufacturer, acquired the controlling share of ownership in Zexel of Japan. Also, Delphi entered the diesel market through the purchase of Lucas Diesel Systems from TRW Inc., which had earlier in the year purchased Lucas from LucasVarity.

The main competitors of Precision Engine are INA Walzlager Schaeffler KG, Eaton Corporation, Delphi and in the aftermarket, WA Thomas (formerly the Hylift division of SPX Corporation).

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

PATENTS AND TRADEMARKS

The Company relies upon patent, trademark and copyright protection as well as upon unpatented technological know-how and other trade secrets for certain products, components, processes and applications. However, the Company's operations are not dependent upon any single or related group of patents, copyrights or trademarks or their duration. The Company considers its proprietary information important, especially in the maintenance of its competitive position in the aftermarket business, and takes actions to protect its intellectual property rights.

EMPLOYEES

At December 31, 1999, the Company employed 2,207 persons of whom approximately 27% were salaried and 73% were hourly employees. All of the Company's employees are non-unionized with the exception of those in SpA. The Company believes its relations with its employees are good.

TECHNOLOGY, RESEARCH AND DEVELOPMENT

Engine manufacturers are required to continually improve engine performance and fuel economy. Accordingly, the Company's research and development investment is significant. In general, the Company funds its own research and development expenses, although during the pre-production program phase some of those expenses may be customer-funded. Research and development costs incurred for 1999, 1998 and 1997 were $9.1 million, $10.3 million and $9.9 million, respectively, of which $0.6 million, $0.7 million, and $1.6 million, respectively, were reimbursed by customers. The Diesel Group accounts for over 95% of these amounts.

Once an OEM commits to purchasing a product from the Company, usually one to three years into the development or application process, the Company may need to allocate capital for the machinery, equipment and tooling necessary for engine program launch, ramp-up and product volume increases. Furthermore, given the significant existing capital investment in plant and equipment already made by the Company, the Company has on-going programs to maintain, upgrade and replace its investments. In 1999, 1998 and 1997, the Company spent $11.5 million, $14.4 million and $13.5 million, respectively, on capital investments.

FINANCIAL INFORMATION ABOUT INTERNATIONAL AND DOMESTIC OPERATIONS AND EXPORT
SALES

The Company has manufacturing operations in the United States, Italy and Brazil. The products manufactured at all locations are sold within their respective domestic markets, as well as exported throughout the world. These products are sold to both OEM and aftermarket customers.

The sales to OEM and aftermarket customers during 1999, 1998 and 1997 were as follows:

                                              1999           1998           1997
                                              ----           ----           ----
                                                    (dollars in millions)
Original Equipment:
     Diesel Group                           $  153.7       $  159.4       $  135.5
     Precision Engine                           45.0           44.8           49.4
Aftermarket:
     Diesel Group                               77.4           97.2           81.1
     Precision Engine                            5.5            5.7            7.3
                                            --------       --------       --------
         Total Net Sales                    $  281.6       $  307.1       $  273.3
                                            ========       ========       ========


Detailed results of operations and assets by geographic area for the years ended December 31, 1999, 1998 and 1997 appear below and appear in Note 21 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.

                                                 1999         1998         1997
                                                 ----         ----         ----
                                                     (dollars in millions)
Net Sales:
     United States                             $  168.5     $  195.6     $  183.6
     England                                       43.5         51.0         40.4
     All Other Geographic Areas                    69.6         60.5         49.3
                                               --------     --------     --------
         Total Net Sales                       $  281.6     $  307.1     $  273.3
                                               ========     ========     ========

Operating Income (Loss):
     United States                             $   19.3     $   21.7     $   12.5
     Italy                                          3.0         (6.7)         (.2)
     Brazil                                         (.4)      --           --
                                               --------     --------     --------
         Total Operating Income                $   21.9     $   15.0     $   12.3
                                               ========     ========     ========

Identifiable Assets:
     United States                             $  264.9     $  271.4     $  273.9
     Italy                                         40.1         50.5         47.4
     Brazil                                         1.1       --           --
                                               --------     --------     --------
         Total Identifiable Assets             $  306.1     $  321.9     $  321.3
                                               ========     ========     ========

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

ENVIRONMENTAL MATTERS

The Company's facilities are subject to federal, state and local environmental requirements, including those governing discharges to the air and water, the handling and disposal of industrial and hazardous wastes, and the remediation of contamination associated with releases of hazardous substances. The Company's manufacturing operations involve the use of hazardous substances and, as is the case with manufacturers in general, if a release of hazardous substances occurs or has occurred on or from the Company's facilities, the Company may be held liable and may be required to pay the cost of remedying the condition. The amount of any such liability could be material. Pursuant to the terms of the Acquisition, the Sellers have agreed to conduct and complete remediation of soil and groundwater contamination at the Company's Windsor, CT and Jacksonville, NC facilities. Although the Sellers have agreed to complete these remediations and have indemnified the Company with respect to these matters and certain other environmental matters, there can be no assurance that the Sellers will have the ability to completely fulfill their obligations to indemnify the Company for such matters. If the Sellers are unable to fulfill their obligations, the Company will be responsible for such matters and the cost could be material. Estimates of the cost at the time of the Acquisition for the remediations to be completed by the Sellers at the Windsor, CT and Jacksonville, NC facilities were $1.7 million and $0.3 million, respectively. Additional information can be found in Note 19 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.

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

  PRECISION ENGINE:
      Windsor, CT             119,000       Owned     Manufacturing
      Tallahassee, FL         125,000       Owned     Precision Engine Headquarters, Manufacturing, Engineering
      Elmhurst, IL              1,100       Leased    Sales
      Curitiba, Brazil         10,000       Leased    Manufacturing

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

No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

As of March 1, 2000, Holdings was the holder of record of all the shares of common stock, par value, $.01 per share (the "Common Stock"), of the Company. There is no established trading market for the Common Stock. The Company has never paid or declared a cash dividend on the Common Stock. Furthermore, the Company is restricted from paying dividends under the covenants of its revolving credit and term loan agreements.


ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated historical financial and operating data of the Company and its subsidiaries for the years ended 1999 and 1998, the 21 day period ended December 31, 1997, the 344 day period ended December 10, 1997 and the years ended December 31, 1996 and 1995. All data prior to December 11, 1997 was taken from the consolidated financial statements of the Predecessor and represents the results of operations of the Predecessor through the date of the Acquisition. The selected consolidated financial data for the years ended December 31, 1999 and 1998 and the 21 day period ended December 31, 1997 were derived from the consolidated financial statements of the Company and represent the results of operations of the Company subsequent to the Acquisition. The data presented below should be read in conjunction with the consolidated financial statements and the related footnotes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                      Company                              Predecessor
                                        -----------------------------------    ------------------------------------
                                                                  21 Days      344 Days
                                        Year Ended   Year Ended    Ended         Ended      Year Ended   Year Ended
                                         December     December    December      December      December     December
                                            31,          31,         31,           10,           31,          31,
                                           1999         1998        1997          1997          1996         1995
                                        ----------   ----------   ---------    ---------    ----------   ----------
Statements of Operations Data:                                        (dollars in thousands)
   Net sales                            $ 281,580    $ 307,053    $  14,154    $ 259,144    $ 275,639    $ 272,145
   Cost of goods sold (a)                 224,204      251,730       11,418      219,642      234,756      235,645
                                        ---------    ---------    ---------    ---------    ---------    ---------
   Gross profit                            57,376       55,323        2,736       39,502       40,883       36,500
   Selling, general and
     administrative expenses (a)           35,516       40,291        1,845       28,098       30,976       31,740
                                        ---------    ---------    ---------    ---------    ---------    ---------
   Operating income                        21,860       15,032          891       11,404        9,907        4,760
   Interest expense, net                  (13,576)     (15,138)        (880)      (6,673)      (8,259)      (9,292)
                                        ---------    ---------    ---------    ---------    ---------    ---------
   Income (loss) before income
     taxes, extraordinary item and
     cumulative effect of change
     in accounting principle                8,284         (106)          11        4,731        1,648       (4,532)
   Income tax expense (benefit)             3,128        1,581           23        1,789          376       (1,297)
                                        ---------    ---------    ---------    ---------    ---------    ---------
   Income (loss) before
     extraordinary item and
     cumulative effect of change
     in accounting principle                5,156       (1,687)         (12)       2,942        1,272       (3,235)
   Extraordinary item (b)                     750         --           --           --           --         (1,711)
   Effect of change in accounting
     principle (c)                             --           --           --           --        4,330           --
                                        ---------    ---------    ---------    ---------    ---------    ---------
   Net income (loss)                        5,906       (1,687)         (12)       2,942        5,602       (4,946)
   Preferred dividend requirement            --           --           --           (450)        (600)        (600)
                                        ---------    ---------    ---------    ---------    ---------    ---------
   Net income (loss) applicable to
     common shareholders                $   5,906    $  (1,687)   $     (12)   $   2,492    $   5,002    $  (5,546)
                                        =========    =========    =========    =========    =========    =========

Balance Sheet Data (at year end):
   Fixed assets, net of
     accumulated depreciation           $ 119,611    $ 125,966    $ 124,443    $    --      $  96,116    $ 103,202
   Total assets                           306,105      321,916      321,310         --        194,917      219,417
   Long-term debt (including              142,280      160,486      161,152         --         85,912      112,199
     current portion)
   Stockholders' equity                    61,681       59,191       59,845         --          8,879        3,116

(a) Net income in 1999 included $1.9 million of savings in selling, general and administrative expenses as a result of favorably concluding the major elements of plant closure costs. Net loss for 1998 includes plant closure costs of $4.2 million, of which approximately $0.8 million is included in cost of goods sold and the remaining $3.4 million is included in selling, general and administrative expenses.

(b) Net income for 1999 includes an extraordinary gain of $0.8 million and 1995 includes an extraordinary loss of $1.7 million, net of income taxes, for the early extinguishment of debt.

(c) Net income for 1996 includes a gain of $4.3 million, net of income taxes, for the cumulative effect of a change in accounting principle for postretirement benefits to amortize unrecognized gains and losses exceeding 10% of the accumulated postretirement benefit obligation over twelve months. Previously, such gains and losses were amortized over the average remaining service period of the plan participants.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion provides an assessment of the consolidated results of operations and liquidity and capital resources of the Company. Information provided for 1999 and 1998 represents a full calendar year of operations. In December of 1997, the Company was acquired by AIP. The Acquisition was accounted for using the purchase method of accounting and, accordingly, the 1997 figures reflect the operating results of the Company for the 21 day period ended December 31, 1997, and the operating results of the Predecessor for the 344 days ended December 10, 1997. The operating results for the 21 day period of the Company are not material in comparison to the 344 day period of the Predecessor. Unless otherwise indicated, 1997 historical results represent the combined operating results of the Predecessor for the 344 day period through the date of the Acquisition and the Company for the 21 day period subsequent to the Acquisition.

BASIS OF PRESENTATION

The following table sets forth certain performance details for the periods shown. Net sales, cost of goods sold, gross profit, selling, general and administrative expense ("SG&A"), amortization of intangibles, management fees, operating income and net income (loss) of the Company and Predecessor are presented in thousands of dollars and as a percentage of net sales.

                                                                         Year Ended December 31,
                                                        1999                      1998                      1997
                                                --------------------       -------------------       ------------------
                                                                         (dollars in thousands)
                                                   $             %            $            %            $           %
                                                -------        -----       -------       -----       -------      -----
Net sales..............................         281,580        100.0       307,053       100.0       273,298      100.0
Cost of goods sold.....................         224,204         79.6       251,730        82.0       231,060       84.5
Gross profit...........................          57,376         20.4        55,323        18.0        42,238       15.5
SG&A...................................          28,515         10.1        33,223        10.8        28,470       10.4
Amortization of intangibles............           5,901          2.1         5,968         1.9           944        0.3
Management fees........................           1,100          0.4         1,100         0.4           529        0.2
Operating income.......................          21,860          7.8        15,032         4.9        12,295        4.5
Net income (loss)......................           5,906          2.1        (1,687)       (0.5)        2,930        1.1

COMPARISON OF RESULTS OF OPERATIONS

OVERVIEW

After a disappointing first quarter, operating results for 1999 showed improved earnings from the prior year on lower sales. Several programs targeted to improve profitability were concluded during 1999 including: indirect staff reductions in the Diesel Group; Bari, Italy plant closure; cost reduction and labor efficiency improvement programs in Windsor, Connecticut and Jacksonville, North Carolina facilities involving assistance from outside consultants; and Precision Engine's vertical integration of rocker arm machining. Start-up activities reached the pre-production phase for the new Brazilian subsidiary, PEPL, and are ready to proceed with the July, 2000 scheduled supply of Tritec Motors, LTDA.

1999 COMPARED TO 1998

Net Sales. Net sales decreased to $281.6 million in 1999 from $307.1 million in 1998, a decrease of $25.5 million or 8.3%. The decrease was attributable to a sales decline at Diesel Group of $25.5 million, or 10.0%, which resulted from lower sales of GMDS pumps of $18.9 million during 1999, as compared to 1998 when General Motors completed stocking a service inventory for their extended warranty program, and lower sales of Ford injectors of $3.2 million. Precision Engine's sales in 1999 were equal to 1998, with higher demand for DC products offset by lower sales to European customers.

Gross Profit. Gross profit increased to $57.4 million in 1999 from $55.3 million in 1998, an increase of $2.1 million or 3.7%. As a percentage of net sales, gross profit increased to 20.4% from 18.0%. Most of the improvement occurred in Precision Engine due to the vertical integration of its manufacturing process for the roller-rocker product line, a $0.7 million reduction of a liability established in 1998 and a combination of price increases and other cost reduction efforts. Lower earnings on reduced sales volumes in the Diesel Group were offset by $3.9 million in revenue from a major customer for volumes not purchased under a supply agreement, indirect staff reductions and cost reduction programs in the Windsor, Connecticut and Jacksonville, North Carolina facilities involving assistance from outside consultants.

Selling, General and Administrative Expense. SG&A expense decreased to $28.5 million in 1999 from $33.2 million in 1998, a decrease of $4.7 million or 14.2%. As a percentage of net sales, SG&A decreased to 10.1% from 10.8%. The lower 1999 SG&A expense was primarily attributable to lower severance costs associated with the successful conclusion of closure activities at the Bari, Italy location which resulted in $1.9 million of savings compared to the $3.4 million estimate recorded to SG&A in 1998. Lower research and development costs in the Diesel Group, as a result of staffing reductions completed in 1999, further contributed to the year-to-year reduction in SG&A.

Amortization of Intangibles. Amortization of intangible assets totaled $5.9 million in 1999 and $6.0 million in 1998. Amortization of goodwill was $1.9 million in both 1999 and 1998.

Operating Income. Operating income increased to $21.9 million in 1999 from $15.0 million in 1998, an increase of $6.9 million or 45.4%. As a percentage of sales, operating income increased to 7.8% from 4.9%. The increase was due to an improved gross profit and lower SG&A expenses.

Net Income (Loss). Net income increased to $5.9 million in 1999 from a net loss of ($1.7) million in 1998, an increase of $7.6 million. The increase in net income was due to a combination of a $6.9 million improvement in operating income, a $1.6 million reduction in net interest expense, an increase of $1.5 million in income taxes and an extraordinary gain of $0.8 million, net of taxes, associated with the early retirement of $10.0 million in Senior Subordinated Notes.

1998 COMPARED TO 1997

Net Sales. Net sales increased to $307.1 million in 1998 from $273.3 million in 1997, an increase of $33.8 million or 12.4%. The increase was attributable to an increase in net sales of $40.0 million or 18.5% in the Diesel Group, which was partially offset by a decline at Precision Engine of $6.2 million, or 11.0%. The increase in the Diesel Group's net sales resulted from increased OEM sales of $23.9 million, as well as increased demand for replacement parts of $16.1 million. These higher revenues were primarily due to an increase in demand for the DS electronic pump of $17.2 million, mechanical-style pumps of $12.3 million and the RSN injector of $11.6 million. Precision Engine's net sales decline was due primarily to a $2.2 million reduction in demand by DC for the roller rocker arm product and a $1.5 million reduction in demand by Ford for roller valve lifters due to decreased vehicle demand.

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

Selling, General and Administrative Expense. SG&A expense increased to $33.2 million in 1998 from $28.5 million in 1997, an increase of $4.7 million or 16.7%. As a percentage of sales, SG&A increased to 10.8% from 10.4%. This increase was due to a $3.4 million charge in the fourth quarter of 1998 for employee-related costs associated with the plant closure in Bari, Italy. Net product development costs increased $1.5 million and postretirement benefit expenses increased $1.7 million in 1998 over 1997 when actuarial gains were recorded. Bonuses decreased $1.8 million from 1997, when bonuses of $2.7 million related to the sale of the Company were incurred. Excluding the effect of the plant closure costs incurred in 1998, SG&A was up $1.3 million, or 4.6%, from 1997.

Amortization of Intangibles. Amortization of intangible assets increased to $6.0 million in 1998 from $0.9 million in 1997. The increase includes amortization of goodwill of $1.9 million and other intangible assets amortization of $4.1 million. These increases are a direct result of the Acquisition.

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

Net (Loss) Income. The net loss of ($1.7) million in 1998 was a $4.6 million reduction from net income of $2.9 million in 1997. The decrease in net income reflects a $2.7 million increase in operating income offset by $7.6 million in higher interest expense, a result of the additional debt from the Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

The Company is highly leveraged as a result of the Acquisition and will continue to have a significant amount of indebtedness. As of December 31, 1999, the Company had $142.3 million of indebtedness. The Company's principal sources of liquidity are cash flow from operations supplemented by borrowings under a revolving credit facility. The Company occasionally has utilized capital leases and, for its Italian subsidiary, SpA, has overdraft facilities with local financial institutions. In addition, subject to the restrictions in the Company's lending agreements, additional senior or other indebtedness may be incurred from time to time to finance acquisitions or capital expenditures or for other general corporate purposes.

Net cash flow provided by operating activities was $27.2 million, $20.6 million and $10.2 million in 1999, 1998 and 1997, respectively. The increase in cash flows in 1999 was primarily due to a $6.9 million increase in operating income and lower interest expense of $1.5 million, partially offset by a $3.4 million year-to-year increase in funds required for working capital, noncurrent asset and noncurrent liability accounts. Notable changes in asset and liability accounts during 1999 included prepaid tooling reimbursements from DC totaling $1.7 million, cash payments for Bari, Italy plant closure of approximately $3.7 million and working capital account investments in PEPL totaling $0.4 million.

Capital expenditures were $11.4 million, $14.4 million and $13.5 million in 1999, 1998 and 1997, respectively. These amounts primarily reflect cash outlays for the purchase of machinery and equipment and the maintenance of existing facilities. Management estimates that the Company has historically spent, and will continue to spend, approximately $3.0 million annually on maintenance of plant and equipment. The remaining non-maintenance capital expenditures represent cash outlays for equipment, machinery or plant expansion in order to support new engine platforms on which the Company intends to supply engine components or to increase capacity to support increased production volumes on existing engine platforms. The Company's capital expenditures of $11.4 million in 1999 were primarily for cost reduction programs in the Diesel Group, general maintenance projects and machinery and equipment in Brazil for PEPL. The Company's capital expenditures of $14.4 million in 1998 were primarily for added capacity in the Diesel Group of $7.7 million associated with pump and injector programs which began in 1997 and for the completion of the Precision Engine vertical integration project of $2.2 million to machine in-house roller rocker arm castings.

At December 31, 1999, 1998 and 1997, the Company did not establish a valuation allowance to offset any deferred tax assets. The Company has reported operating income on the consolidated statements of operations as well as income for tax purposes in 1999, 1998 and 1997. Based on projections for future taxable income over the periods during which the deferred tax assets are deductible, and the expectation that a significant portion of these deferred tax assets are to be realized by offsetting them against temporary items, it is management's belief that it is more likely than not that all deferred tax assets will be fully realized.

Management believes that cash flows from operations and availability under the revolving credit facility will provide adequate funds for the Company's foreseeable working capital needs, planned capital expenditures and debt service obligations. At December 31, 1999, the Company had $30 million in revolving credit lines of which $3.6 million was used for standby letters of credit, leaving $26.4 million available for borrowings. The Company's ability to fund its operations, make planned capital expenditures, make scheduled debt payments, refinance indebtedness and remain in compliance with all of the financial covenants under its debt agreements will depend on its future operating performance and cash flow, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control.

YEAR 2000 MATTERS

The Company has not experienced any problems related to the Year 2000 issue that affected its operations. The Company continues to monitor its operations including transactions between the Company and its customers and vendors to detect any possible problems that could have a future impact on the Company.

The Company has spent $0.7 million to complete the projects on its Year 2000 compliance conversion and does not anticipate any additional Year 2000 costs. As of the date of this filing, the Company believes there are no remaining significant risks or exposures as a result of the Year 2000 issue.

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

Interest Rate Risk. The carrying value of the Company's revolving credit lines and term loans approximate fair value. The term loans are primarily LIBOR borrowings and are repriced approximately every month based on prevailing market rates. A 10% change in the interest rate on the term loans would have increased or decreased the 1999 interest expense by $0.4 million. The 10-1/4% Senior Subordinated Notes bear interest at a fixed rate and, therefore, are not sensitive to interest rate fluctuation. The fair value of the Senior Subordinated Notes based on quoted market prices at December 31, 1999 was approximately $70.2 million.

Foreign Currency Risk. The Company has subsidiaries in Italy and Brazil and branch offices in France and England, thereby creating exposures to changes in foreign currency exchange rates. Changes in exchange rates may positively or negatively affect the Company's sales, gross margins, and retained earnings. However, historically, these locations have contributed less than 15% of the Company's net sales and retained earnings, with most of these sales attributable to the Italian subsidiary. The Company also sells its products from the United States to foreign customers for payment in foreign currencies as well as dollars. Historically, foreign currency exchange gains and losses have been immaterial. The Company does not hedge against foreign currency risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                            Page
                                                                                                            ----
                                    STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

INDEPENDENT AUDITORS' REPORT..............................................................................   F-1
      Consolidated Balance Sheets as of December  31, 1999 and 1998.......................................   F-2
      Consolidated Statements of Operations for the Years Ended December 31, 1999 and 1998, the 21 Day
          Period Ended December 31, 1997 and the 344 Day Period Ended December 10, 1997...................   F-3
      Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss) for
          the Years Ended December 31, 1999 and 1998, the 21 Day Period Ended December 31, 1997 and the
          344 Day Period Ended December 10, 1997..........................................................   F-4
      Consolidated Statements of Cash Flows for the Years Ended December 31, 1999 and 1998, the 21 Day
          Period Ended December 31, 1997 and the 344 Day Period Ended December 10, 1997...................   F-5
      Notes to the Consolidated Financial Statements......................................................   F-6


INDEPENDENT AUDITORS' REPORT


The Board of Directors
Stanadyne Automotive Corp.:

         We have audited the accompanying consolidated balance sheets of Stanadyne Automotive Corp. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income (loss) and cash flows for the years ended December 31, 1999 and 1998 and the period from December 11, 1997 to December 31, 1997. We have also audited the consolidated statements of operations, changes in stockholders' equity and comprehensive income (loss) and cash flows of Stanadyne Automotive Corp. and subsidiaries (the "Predecessor") for the period from January 1, 1997 to December 10, 1997. These consolidated financial statements are the responsibility of the Company's and the Predecessor's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Stanadyne Automotive Corp. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998, the period from December 11, 1997 to December 31, 1997 and the period from January 1, 1997 to December 10, 1997, in conformity with generally accepted accounting principles.



February 4, 2000

Deloitte & Touche LLP
Hartford, Connecticut

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except share amounts)



                                                                                   December 31,
                                                                              1999         1998
                                                                           ---------    ---------
                                       ASSETS
Current Assets:
     Cash and cash equivalents                                             $   4,057    $   5,132
     Accounts receivable, net of allowance for uncollectible accounts of
         $610 in 1999 and $500 in 1998 (Notes 18 and 22)                      40,296       41,564
     Inventories, net (Notes 3 and 22)                                        36,582       36,560
     Prepaid expenses and other assets                                         1,451        2,635
     Deferred income taxes (Note 12)                                           8,360        6,128
                                                                           ---------    ---------
                  Total current assets                                        90,746       92,019
Property, plant and equipment, net (Note 4)                                  119,611      125,966
Intangible and other assets, net (Note 5)                                     91,687       99,870
Due from Stanadyne Automotive Holdings Corp. (Note 17)                         4,061        4,061
                                                                           ---------    ---------
                  Total assets                                             $ 306,105    $ 321,916
                                                                           =========    =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                      $  22,354    $  20,222
     Accrued liabilities (Note 7)                                             27,788       31,113
     Current maturities of long-term debt (Notes 9 and 23)                     5,198        8,808
     Current installments of capital lease obligations (Note 6)                  819        1,295
                                                                           ---------    ---------
                  Total current liabilities                                   56,159       61,438
Long-term debt, excluding current maturities (Notes 9 and 23)                135,671      148,821
Deferred income taxes (Note 12)                                                5,747        2,998
Capital lease obligations, excluding current installments (Note 6)               592        1,562
Other noncurrent liabilities (Note 8)                                         46,255       47,906
                                                                           ---------    ---------
                  Total liabilities                                          244,424      262,725
                                                                           ---------    ---------

Commitments and Contingencies (Notes 6 and 19)

Stockholders' Equity:
     Common stock, par value $.01, authorized 10,000 shares, issued and
         outstanding 1,000 shares (Note 14)                                     --           --
     Additional paid-in capital                                               59,858       59,858
     Other accumulated comprehensive (loss) income (Note 13)                  (2,384)       1,032
     Retained earnings (accumulated deficit)                                   4,207       (1,699)
                                                                           ---------    ---------
                  Total stockholders' equity                                  61,681       59,191
                                                                           ---------    ---------
                  Total liabilities and stockholders' equity               $ 306,105    $ 321,916
                                                                           =========    =========

                 See notes to consolidated financial statements.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)


                                                                                           Company       Predecessor
                                                            Company         Company        21 Days        344 Days
                                                          Year Ended      Year Ended        Ended          Ended
                                                         December 31,    December 31,    December 31,    December 10,
                                                             1999            1998           1997            1997
                                                         ------------    ------------    ------------    ------------
Net sales (Notes 18, 20, 21)                               $ 281,580       $ 307,053       $  14,154       $ 259,144
Costs of goods sold                                          224,204         250,943          11,418         219,642
Plant closure costs (Note 15)                                   --               787            --              --
                                                           ---------       ---------       ---------       ---------
     Gross profit                                             57,376          55,323           2,736          39,502
Selling, general and administrative expenses
     (includes related party payments to AIP of
     $1,100 in 1999 and 1998 and $59 in the 21
     day period ended December 31, 1997 and
     payments to Metromedia of $470 in the 344
     day period ended December 10, 1997) (Note 17)            37,446          36,863           1,845          28,098
Plant closure costs (Note 15)                                 (1,930)          3,428            --              --
                                                           ---------       ---------       ---------       ---------
     Operating income                                         21,860          15,032             891          11,404
Other income (expense):
     Interest income                                             522             121               2              21
     Interest expense                                        (14,098)        (15,259)           (882)         (6,694)
                                                           ---------       ---------       ---------       ---------
     Income (loss) before income taxes and
         extraordinary item                                    8,284            (106)             11           4,731
Income tax expense (Note 12)                                   3,128           1,581              23           1,789
                                                           ---------       ---------       ---------       ---------
Income (loss) before extraordinary item                        5,156          (1,687)            (12)          2,942
Extraordinary gain related to early retirement of
     debt, net of income tax expense of $500
     (Note 9)                                                    750            --              --              --
                                                           ---------       ---------       ---------       ---------
Net income (loss)                                              5,906          (1,687)            (12)          2,942
Dividend to Stanadyne Automotive Holding Corp.                  --              --              --              (450)
                                                           ---------       ---------       ---------       ---------
Net income (loss) applicable to common shareholders        $   5,906       $  (1,687)      $     (12)      $   2,492
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

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                   (dollars in thousands except share amounts)


                                                                                  Accumulated
                                                                                     Other
                                                                                    Compre-      Retained      Compre-
                                                                      Additional    hensive      Earnings      hensive
                                                     Common Stock      Paid-in      Income     (Accumulated    Income
                                                   Shares    Amount    Capital      (Loss)       Deficit)      (Loss)       Total
                                                   ------    ------   ----------  -----------  ------------    -------      -----
January 1, 1997                                     1,000   $     -   $  35,000    $   (164)     $ (24,370)               $ 10,466

Comprehensive income:
   Net income for the 344 day period ended
      December 10, 1997                                 -         -           -           -          2,942     $  2,942      2,942
                                                                                                               --------
   Other comprehensive loss, net of tax:
      Foreign currency translation adjustments          -         -           -      (1,149)             -       (1,149)    (1,149)
      Minimum pension liability                         -         -           -        (123)             -         (123)      (123)
                                                                                                               --------
   Other comprehensive loss                                                                                      (1,272)
                                                                                                               --------
Comprehensive income                                                                                           $  1,670
                                                                                                               ========
Dividends to Stanadyne Automotive Holding Corp.         -         -           -           -           (450)                   (450)
                                                    -----   -------   ---------    --------      ---------                --------
December 10, 1997                                   1,000   $     -   $  35,000    $ (1,436)     $ (21,878)               $ 11,686
                                                    =====   =======   =========    ========      =========                ========

Initial capitalization -
  December 11, 1997                                 1,000   $     -   $  59,858    $      -      $       -                $ 59,858

Comprehensive income:
  Net loss for the 21 day period ended December
      31, 1997                                          -         -           -           -            (12)    $    (12)       (12)
                                                                                                               --------
  Other comprehensive loss, net of tax - Foreign
      currency translation adjustments                  -         -           -          (1)             -           (1)        (1)
                                                                                                               --------
  Other comprehensive loss                                                                                           (1)
                                                                                                               --------
Comprehensive loss                                                                                             $    (13)
                                                                                                               ========

                                                    -----   -------   ---------    --------      ---------                --------
December 31, 1997                                   1,000         -      59,858          (1)           (12)                 59,845
Comprehensive income:
  Net loss                                              -         -           -           -         (1,687)    $ (1,687)    (1,687)
                                                                                                               --------
  Other comprehensive income, net of tax -
      Foreign currency translation adjustments          -         -           -       1,033              -        1,033      1,033
                                                                                                               --------
  Other comprehensive income                                                                                      1,033
                                                                                                               --------
Comprehensive loss                                                                                             $   (654)
                                                                                                               ========

                                                    -----   -------   ---------    --------      ---------                --------
December 31, 1998                                   1,000         -      59,858       1,032         (1,699)                 59,191

Comprehensive income:
  Net income                                            -         -           -           -          5,906     $  5,906      5,906
                                                                                                               --------
  Other comprehensive loss, net of tax -
      Foreign currency translation adjustments          -         -           -      (3,416)             -       (3,416)    (3,416)
                                                                                                               --------
  Other comprehensive loss                                                                                       (3,416)
                                                                                                               --------
Comprehensive income                                                                                           $  2,490
                                                                                                               ========

                                                    -----   -------   ---------    --------      ---------                --------
December 31, 1999                                   1,000   $     -   $  59,858    $ (2,384)     $   4,207                $ 61,681
                                                    =====   =======   =========    ========      =========                ========

                 See notes to consolidated financial statements.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                            Company       Company      Company      Predecessor
                                                                            -------       -------      -------      -----------
                                                                                                       21 Days       344 Days
                                                                          Year Ended    Year Ended      Ended          Ended
                                                                         December 31,  December 31,  December 31,  December 10,
                                                                              1999          1998         1997          1997
                                                                         ------------  ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                    $   5,906     $  (1,687)    $     (12)    $   2,942
     Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
         Depreciation and amortization                                       20,804        19,816           995        15,700
         Deferred income taxes                                                  394        (1,065)         (367)          445
         Loss (gain) on disposal of property, plant and equipment                77           105          --            (130)
         Changes in assets and liabilities (excluding effect of 1997 acquisition by AIP):
              Accounts receivable                                               450         1,939         1,820        (8,045)
              Inventories                                                      (874)        2,505         1,181        (2,756)
              Prepaid expenses and other assets                               1,268        (2,335)          125          (898)
              Due to (from) Stanadyne Automotive Holding Corp.                 --              70        (4,733)        2,045
              Accounts payable                                                2,542        (4,068)         (621)        3,798
              Accrued liabilities                                            (2,213)        8,648        (2,820)        3,053
              Other noncurrent liabilities                                   (1,190)       (3,296)          309        (1,829)
                                                                          ---------     ---------     ---------     ---------
                  Net cash provided by (used in) operating activities        27,164        20,632        (4,123)       14,325
                                                                          ---------     ---------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                   (11,449)      (14,379)         (378)      (13,162)
     Proceeds from disposal of property, plant and equipment                    689            30          --             758
     Acquisition, net of cash acquired                                         --            --        (121,654)         --
                                                                          ---------     ---------     ---------     ---------
                  Net cash used in investing activities                     (10,760)      (14,349)     (122,032)      (12,404)
                                                                          ---------     ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Contributions to capital                                                  --            --          57,402          --
     Payments of financing fees                                                --            --          (9,111)         --
     Proceeds from long-term debt                                              --            --         155,000          --
     Net (payments) proceeds on revolving credit notes and overdraft
         facilities                                                            (754)        1,755       (41,900)       12,895
     Payments on long-term debt                                             (15,496)       (1,000)      (40,875)       (9,941)
     Payments on capital lease obligations                                   (1,252)       (2,197)         (124)       (1,666)
     Dividends paid                                                            --            --            --            (450)
                                                                          ---------     ---------     ---------     ---------
                  Net cash (used in) provided by financing activities       (17,502)       (1,442)      120,392           838
                                                                          ---------     ---------     ---------     ---------

Net (decrease) increase in cash and cash equivalents                         (1,098)        4,841        (5,763)        2,759
Effect of exchange rate changes on cash and cash equivalents                     23           (34)            4           (46)
Cash and cash equivalents at beginning of period                              5,132           325         6,084         3,371
                                                                          ---------     ---------     ---------     ---------
Cash and cash equivalents at end of period                                $   4,057     $   5,132     $     325     $   6,084
                                                                          =========     =========     =========     =========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:
     During 1999, 1998, the 21 days ended December 31, 1997 and the 344 days ended December 10, 1997, the Company entered into capital leases for new equipment resulting in capital lease obligations of $30, $383, $0 and $2,288, respectively.

                 See notes to consolidated financial statements.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Description of Business. Stanadyne Automotive Corp. (the "Company"), a wholly-owned subsidiary of Stanadyne Automotive Holding Corp. ("Holdings"), is a producer of diesel fuel injection equipment which is sold worldwide to agricultural, industrial and automotive diesel engine manufacturers and to the diesel aftermarket. The Company's wholly owned subsidiary, Precision Engine Products Corp. ("Precision Engine"), is a supplier of roller-rocker arms, hydraulic valve lifters and lash adjusters to automotive engine manufacturers and the independent automotive aftermarket.

         A majority of the outstanding equity of Holdings is owned by American Industrial Partners Capital Fund II, L.P. ("AIP").

         Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all of the Company's wholly-owned subsidiaries: Precision Engine, Stanadyne Automotive SpA ("SpA"), DSD International Corp. (dissolved October 6, 1998), Precision Engine Products LTDA ("PEPL") (incorporated as a limited liability company on October 16, 1998) and Stanadyne Automotive Foreign Sales Corp. ("FSC"). Intercompany balances have been eliminated in consolidation. The financial statements of SpA and PEPL are consolidated on a fiscal year basis ending November 30.

         Cash and Cash Equivalents. The Company considers cash on hand and short-term investments with an original maturity of three months or less to be "cash and cash equivalents" for financial statement purposes.

         Inventories. Inventories are stated at the lower of cost or market. The principal components of costs included in inventories are materials, labor, subcontract cost and overhead. The Company uses the last-in/first-out ("LIFO") method of valuing its inventory, except for the inventories of SpA and PEPL, which are valued using the first-in/first-out ("FIFO") method. At December 31, 1999 and 1998, inventories valued at LIFO represented 86% and 82% of total inventories, respectively.

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

         Postretirement Benefits. Effective December 11, 1997, the Company changed its accounting method of amortizing unrecognized gains and losses for its postretirement benefits. Previously, unrecognized gains and losses exceeding 10% of the accumulated postretirement benefit obligation were amortized over twelve months. The Company changed its policy whereby unrecognized gains or losses exceeding 10% of the accumulated postretirement benefit obligation are amortized over the average remaining service period of the plan participants. This change was adopted because the new amortization method represents an improvement in the financial reporting of the accrued postretirement benefit obligation by distributing gains and losses over the benefit period of the participants thereby minimizing any volatility caused by actuarial gains and losses. The effect of the change was immaterial to the consolidated financial statements.

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

         Foreign Currency Translation. The Company's policy is to translate balance sheet accounts using the exchange rate at the balance sheet date and statement of operations accounts using the average monthly exchange rate for the month in which the transactions are recognized. The resulting translation adjustment is recorded as accumulated other comprehensive income (loss) in the consolidated balance sheets. Worldwide foreign currency transaction losses of $145, $40, $1 and $102 are included in the consolidated statements of operations for 1999, 1998, the 21 day period ended December 31, 1997 and the 344 day period ended December 10, 1997, respectively.

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

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

         Research and Development. Research and development ("R&D") costs incurred for 1999, 1998, the 21 day period ended December 31, 1997 and the 344 day period ended December 10, 1997 were $9,075, $10,283, $413 and $9,492, respectively, of which $596, $657, $18 and $1,622, respectively, were reimbursed by customers. The net expenses of $8,479, $9,626, $395 and $7,870 in 1999, 1998, the 21 day period ended December 31, 1997 and the 344 day period ended December 10, 1997, respectively, are included in the consolidated statements of operations.

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

         Interest Rate Cap Agreement. The Company utilized an interest rate cap agreement (the "Cap") to limit the impact of increases in interest rates on its variable rate debt. The Cap required a premium payment of $7 to the counterparty based on the agreement's notional amount and cap interest rate. The premium was expensed in the Company's 1998 consolidated financial statements. The Cap entitled the Company to receive from the counterparty the amounts by which the selected market interest rates exceeded the Cap interest rate stated in the agreement. The Cap expired December 30, 1999 (see Note 9).

         Accounting for Derivative Instruments and Hedging Activities. In June 1998, SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the values of those derivatives would be recognized immediately or deferred depending on the use of the derivative and if the derivative is a qualifying hedge. The Company plans to adopt SFAS No. 133 by January 1, 2001, as required and is currently assessing the impact of this statement on the consolidated financial statements.

         Reclassifications. Certain amounts have been reclassified in the 1998 and 1997 financial statements to conform to the 1999 presentation.

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

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


(2)      ACQUISITION - (CONTINUED)

         The unaudited consolidated results of operations on a pro forma basis as though the Acquisition had taken place at January 1, 1997 are as follows:

                                                    COMPANY (a)    PREDECESSOR (b)
                                                      21 DAYS         344 DAYS
                                                       ENDED            ENDED
                                                   DECEMBER 31,      DECEMBER 10,      PRO FORMA
                                                        1997             1997         ADJUSTMENTS        PRO-FORMA
                                                   ------------    ---------------    -----------        ---------
Net sales                                          $    14,154      $   259,144       $        -         $ 273,298
Cost of goods sold                                      11,418          219,642           (1,520)(c)       229,540
                                                   -----------      -----------       ----------         ---------
     Gross profit                                        2,736           39,502           (1,520)           43,758
Selling, general and administrative expenses             1,845           28,098            5,300 (c)        35,243
                                                   -----------      -----------       ----------         ---------
     Operating income (loss)                               891           11,404           (3,780)            8,515
Interest, net                                             (880)          (6,673)          (7,874)(d)       (15,427)
                                                   -----------      -----------       ----------         ---------
     Income (loss) before taxes                             11            4,731          (11,654)           (6,912)
Income tax expense (benefit)                                23            1,789           (4,439)(e)        (2,627)
                                                   -----------      -----------       ----------         ---------
     Net (loss) income                             $       (12)     $     2,942       $   (7,215)        $  (4,285)
                                                   ===========      ===========       ==========         =========


(a) Represents the historical condensed consolidated statements of operations of the Company for the period indicated.

(b) Represents the historical condensed consolidated statement of operations of Stanadyne Automotive Corp., the predecessor to the Company (the "Predecessor") for the period indicated.

(c) The following table summarizes the pro forma adjustments to operating income:


         Cost of goods sold: (i)
              Reduction in depreciation due to changes in lives partially
                  offset by the step-up of property, plant and equipment         $ (1,520)
                                                                                 ========
         Selling, general and administrative:
              Difference in Directors fees                                       $    142

              Difference in management fees (ii)                                      630

              Change in amortization of intangible assets (iii)                     4,528
                                                                                 --------
                                                                                 $  5,300
                                                                                 ========

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

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


(2)      ACQUISITION - (CONCLUDED)

(d) To reflect the pro forma adjustments to interest expense:


         Historical interest expense                                                 $     7,553
         Less: amounts in historical statement of operation for refinanced debt           (6,982)
         Add: New Credit Agreement and Senior Subordinated Notes                          14,856
                                                                                     -----------
         Pro forma interest expense                                                  $    15,427
                                                                                     ===========


        A 1/8% increase in interest rates pertaining to variable interest debt outstanding would increase interest expense by $68 in 1997.

(e) To adjust the income tax provision to result in a pro forma total of 38% effective income tax rate for 1997.


         The unaudited pro forma financial information is presented for informational purposes only and does not purport to represent what the Company's results of operations would have been if the Acquisition had taken place as of the dates indicated, or what such results will be for any future period.

(3)      INVENTORIES

         Inventories at December 31, 1999 and 1998 consisted of:

                                                       1999                1998
                                                       ----                ----
Raw materials                                        $ 1,968             $ 2,583
Work in process                                       24,891              25,192
Finished goods                                         9,723               8,785
                                                     -------             -------
                                                     $36,582             $36,560
                                                     =======             =======

         The LIFO reserve at December 31, 1999 and 1998 was $940 and $577, respectively.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


(4)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment including equipment under capital leases at December 31, 1999 and 1998 consisted of:

                                                        1999              1998
                                                        ----              ----
Land                                                  $ 11,532          $ 11,836
Building and improvements                               22,296            22,034
Machinery and equipment                                106,165            95,451
Capitalized leases                                       3,530             5,291
Construction in progress                                 5,186             5,905
                                                      --------          --------
                                                       148,709           140,517
Less accumulated depreciation                           29,098            14,551
                                                      --------          --------
                                                      $119,611          $125,966
                                                      ========          ========


         Depreciation expense including amortization of assets acquired under capital leases was $14,904, $13,847, $692 and $15,060 for 1999, 1998, the 21 day
period ended December 31, 1997 and the 344 day period ended December 10, 1997, respectively. The net book value of assets acquired under remaining capital leases was $2,397 and $4,426 at December 31, 1999 and 1998, respectively.


(5)      INTANGIBLE AND OTHER ASSETS

         Major components of intangible and other assets at December 31, 1999 and 1998 consisted of:

                                                        1999              1998
                                                        ----              ----
Goodwill                                              $ 75,963          $ 78,119
Patents                                                  9,809             9,809
Debt issuance costs                                      9,111             9,111
Software                                                 3,822             3,822
Technological know-how                                   3,200             3,200
Customer contracts                                       2,690             2,690
Other                                                    2,352             2,560
                                                      --------          --------
                                                       106,947           109,311
Less accumulated amortization                           15,260             9,441
                                                      --------          --------
                                                      $ 91,687          $ 99,870
                                                      ========          ========

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


(6)      LEASES

         The Company is obligated under certain noncancelable operating leases. Rent expense for 1999, 1998, the 21 day period ended December 31, 1997 and the 344 day period ended December 10, 1997 was $1,698, $1,608, $53 and $1,309, respectively.

         Future minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year and future minimum capital lease payments as of December 31, 1999 were as follows:

                                                                         Capital         Operating
                                                                          leases          leases
                                                                         -------         ---------
Year ending December 31:
     2000                                                               $    903         $     842
     2001                                                                    571               603
     2002                                                                     48               334
     2003                                                                      -               196
     2004                                                                      -               107
                                                                        --------         ---------
Total minimum lease payments                                               1,522         $   2,082
                                                                                         =========
Less amount representing interest at a weighted average rate of
     7.3%                                                                    111
                                                                        --------
Present value of net minimum capital lease obligations                     1,411
Less current installments of capital lease obligations                       819
                                                                        --------
         Capital lease obligations, excluding current
             installments                                               $    592
                                                                        ========

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


(7)      ACCRUED LIABILITIES

         Accrued liabilities at December 31, 1999 and 1998 consisted of:


                                                            1999           1998
                                                            ----           ----
Salaries, wages and bonus                                 $ 7,625        $ 6,534
Vacation                                                    4,578          5,017
Retiree health benefits                                     4,116          3,079
Accrued warranty                                            3,447          2,342
Accrued taxes                                               2,123          1,982
Workers' compensation                                       1,916          1,317
Pensions                                                      937          1,473
Accrued interest payable                                      552            695
Health benefits                                               425            449
Professional fees                                             402            591
Plant closure costs (see Notes 10, 15)                        326          6,457
Other                                                       1,341          1,177
                                                          -------        -------
                                                          $27,788        $31,113
                                                          =======        =======

(8)      OTHER NONCURRENT LIABILITIES

         Other noncurrent liabilities at December 31, 1999 and 1998 consisted of:


                                                            1999           1998
                                                            ----           ----
Retiree health benefits                                   $24,314        $25,626
Pensions                                                   12,036         10,553
Italian leaving indemnity (see Note 10)                     4,427          5,075
Workers' compensation                                       1,953          3,440
Accrued warranty                                            1,700          1,500
Environmental                                               1,183          1,298
Other noncurrent liabilities                                  642            414
                                                          -------        -------
                                                          $46,255        $47,906
                                                          =======        =======

(9)      LONG-TERM DEBT

         Long-term debt at December 31, 1999 and 1998 consisted of:

                                                                     1999        1998
                                                                     ----        ----
Revolving credit lines                                             $   --      $   --
Term A loans                                                         25,358      29,500
Term B loans                                                         23,146      24,500
Senior Subordinated Notes                                            90,000     100,000
Stanadyne Automotive SpA debt, payable to Italian banks through
     2000, bearing interest at rates ranging from
     3.75% to 7.5%                                                    2,365       3,629
                                                                   --------    --------
                                                                    140,869     157,629
Less current maturities of long-term debt                             5,198       8,808
                                                                   --------    --------
     Long-term debt, excluding current maturities                  $135,671    $148,821
                                                                   ========    ========

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


(9)      LONG-TERM DEBT - (CONTINUED)

         At December 31, 1999 and 1998, the Company had $30,000 in revolving credit lines (the "Revolving Credit Lines") of which $0 was outstanding. In addition, at December 31, 1999 and 1998, $3,572 and $3,590, respectively, was used for standby letters of credit leaving $26,428 and $26,410, respectively, available for borrowings. Any amounts outstanding are payable on December 11, 2003. The interest rate, had there been any borrowings against the Revolving Credit Lines, would have been a maximum of 9.5% and 8.75% at December 31, 1999 and 1998, respectively. The Company also pays a commitment fee based on the percentage of the unused portion of the Revolving Credit Lines. The percentage used to calculate the commitment fee is .35% to .45% based on certain financial ratios.

         At December 31, 1999 and 1998, the Company had $48,504 and $54,000, respectively, in term loans (the "Term Loans") outstanding at various interest rates ranging from 8.5% to 9.75%. The remaining $25,358 Term A loans outstanding at December 31, 1999 are payable in quarterly installments of $650.25 from March 31, 2000 through December 31, 2000; $1,430.5 from March 31, 2001 through December 31, 2001; $1,820.5 from March 31, 2002 through December 31, 2002; $2,471 from March 31, 2003 through September 30, 2003; and $2,340 on December 11, 2003. The remaining $23,146 Term B loans outstanding at December 31, 1999 are payable in quarterly installments of $58 from March 31, 2000 through September 30, 2004 with a final balloon payment of $22,044 on December 11, 2004. The Term Loans are primarily LIBOR borrowings and are repriced approximately every month based on prevailing market rates.

         Payment of the Revolving Credit Lines and Term Loans (collectively, the "Credit Agreement") is guaranteed by Stanadyne Automotive Corp. (the "Parent") and Precision Engine and DSD International Corp. through October 6, 1998, (collectively, the "Subsidiary Guarantors"). The Credit Agreement is secured by substantially all of the assets of the Parent and Subsidiary Guarantors and by a pledge of substantially all the issued and outstanding capital stock of the Parent and the Subsidiary Guarantors and 65% of the capital stock of SpA (see
Note 24). In addition, the Credit Agreement is subject to financial and other covenants, including limits on indebtedness, liens and capital expenditures, and restricts dividends or other distributions to stockholders.

         The Company had $90,000 and $100,000 of Senior Subordinated Notes (the "Notes") at an interest rate of 10.25% outstanding at December 31, 1999 and 1998, respectively. On October 5, 1999 the Company retired $10,000 in Notes at a discount price of $8,750. The resulting $1,250 gain on this transaction was recorded as a net of tax extraordinary item in 1999. The Notes are due on December 15, 2007. Payment of the Notes is guaranteed by the Subsidiary Guarantors. In addition, the Notes are subject to covenants including limitations on indebtedness, liens, and dividends or other distributions to stockholders.

         At December 31, 1999 and 1998, the weighted average interest rate on the Company's short term borrowings was 4.2% and 5.6%, respectively.

         The fair values of the Company's Term Loans and short-term borrowings approximate their recorded values at December 31, 1999 based on similar borrowing agreements offered by other major institutional banks. The fair value of the Notes based on quoted market prices at December 31, 1999 was approximately $70,200.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


(9)      LONG-TERM DEBT - (CONCLUDED)

         The aggregate maturities of long-term debt outstanding at December 31, 1999 were:

 2000                                                                 $   5,198
 2001                                                                     5,954
 2002                                                                     7,514
 2003                                                                     9,985
 2004                                                                    22,218
 Thereafter                                                              90,000
                                                                      ---------
                                                                      $ 140,869
                                                                      =========


         For 1999, 1998, the 21 day period ended December 31, 1997 and the 344 day period ended December 10, 1997, interest paid was $14,098, $15,380, $319 and $6,931, respectively.

(10)     PENSIONS

         The Company has a noncontributory defined benefit pension plan which covers substantially all of the domestic hourly and salaried employees except for Tallahassee hourly employees. Benefits under the pension plan are based on years of service and compensation levels during employment for salaried employees and years of service for hourly employees. It is the Company's policy to fund the pension plan based on the minimum permissible contribution as determined by the plan's actuaries. Plan assets are invested primarily in a diversified portfolio of equity and fixed income securities. The Company also sponsors an unfunded defined benefit supplemental executive retirement plan.

         The following table sets forth the change in benefit obligation, change in plan assets and funded status of the pension plans and amounts recognized in the Company's consolidated balance sheet as of December 31, 1999 and 1998:

                                                            1999                                  1998
                                              ---------------------------------      --------------------------------
                                              Plans in Which     Plans in Which      Plans in Which    Plans in Which
                                              Assets Exceed       Accumulated         Assets Exceed      Accumulated
                                               Accumulated          Benefit            Accumulated         Benefit
                                                 Benefit           Obligation            Benefit         Obligation
                                                Obligation       Exceeds Assets        Obligation      Exceeds Assets
CHANGE IN PROJECTED BENEFIT OBLIGATIONS:
   Benefit obligation at beginning of year    $    46,016          $     2,377        $    41,945         $   2,272
   Service cost                                     2,455                   61              2,487                55
   Interest cost                                    3,214                  162              2,881               155
   Amendments                                         675                    -                  -                 -
   Curtailment gain                                  (336)                   -                  -                 -
   Actuarial (gain) loss                           (6,517)                (226)               141                 4
   Benefits paid                                   (1,135)                (109)            (1,438)             (109)
                                              -----------          -----------        -----------         ---------
   Benefit obligations at end of year         $    44,372          $     2,265        $    46,016         $   2,377
                                              ===========          ===========        ===========         =========

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


(10)     PENSIONS - (CONTINUED)

                                                             1999                                   1998
                                              ---------------------------------      --------------------------------
                                              Plans in Which     Plans in Which      Plans in Which    Plans in Which
                                              Assets Exceed       Accumulated         Assets Exceed      Accumulated
                                               Accumulated          Benefit            Accumulated         Benefit
                                                 Benefit           Obligation            Benefit         Obligation
                                                Obligation       Exceeds Assets        Obligation      Exceeds Assets
CHANGE IN PLAN ASSETS:
   Fair value of plan assets at
     beginning of year                         $   37,425          $       -          $    33,837          $     -
   Actual return on plan asset                      6,742                  -                4,262                -
   Employer contribution                              866                109                  764              109
   Benefits paid                                   (1,135)              (109)              (1,438)            (109)
                                               ----------          ---------          -----------          -------
   Fair value of plan asset at end
     of year                                   $   43,898          $       -          $    37,425          $     -
                                               ==========          =========          ===========          =======


                                                             1999                                   1998
                                              ---------------------------------      --------------------------------
                                              Plans in Which     Plans in Which      Plans in Which    Plans in Which
                                              Assets Exceed       Accumulated         Assets Exceed      Accumulated
                                               Accumulated          Benefit            Accumulated         Benefit
                                                 Benefit           Obligation            Benefit         Obligation
                                                Obligation       Exceeds Assets        Obligation      Exceeds Assets
FUNDED STATUS:
   Funded status                               $     (474)         $   (2,265)        $    (8,591)       $   (2,377)
   Unrecognized prior service cost                    647                   -                   -                 -
   Unrecognized net actuarial gain                (10,609)               (229)               (994)               (2)
                                               ----------          ----------         -----------        ----------
   Accrued pension cost                        $  (10,436)         $   (2,494)        $    (9,585)       $   (2,379)
                                               ==========          ==========         ===========        ==========


         The components of the net periodic pension costs for 1999, 1998, the 21 day period ended December 31, 1997 and the 344 day period ended December 10, 1997 were as follows:


                                               Company          Company            Company         Predecessor
                                                                                   21 Days          344 Days
                                             Year Ended        Year Ended           Ended             Ended
                                            December 31,      December 31,       December 10,     December 10,
                                                1999              1998              1997              1997
                                            ------------      ------------       ------------     ------------
Service cost                                  $ 2,516           $ 2,542           $   136           $ 1,716
Interest cost                                   3,376             3,036               173             2,369
Expected return on plan assets                 (3,520)           (2,997)             (177)           (2,199)
Amortization of prior service costs                28              --                --                 209
Curtailment gain                                 (336)             --                --                --
Recognized net actuarial (gain) loss             (123)             --                --                  27
                                              -------           -------           -------           -------
   Net periodic pension cost                  $ 1,941           $ 2,581           $   132           $ 2,122
                                              =======           =======           =======           =======

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


(10)     PENSIONS - (CONCLUDED)

         Actuarial assumptions used in accounting for the pension plan during 1999, 1998, the 21 day period ended December 31, 1997 and the 344 day period ended December 10, 1997 were:

                                                    Company            Company             Company          Predecessor
                                                                                           21 Days           344 Days
                                                  Year Ended          Year Ended            Ended              Ended
                                                 December 31,        December 31,        December 10,      December 10,
                                                      1999               1998                1997               1997
                                                 ------------        ------------        ------------      ------------
Assumed average salary compensation
   increase                                           5.0%                5.0%                5.0%               5.0%
Discount rate                                         7.75%               7.0%                7.0%               7.0%
Expected long-term rate of return on
   assets                                             9.0%                9.0%                9.0%               9.0%


         No compensation increase rate is applicable for the hourly plans, as they are flat pay for each year of service (regardless of compensation earned).

         Effective July 1, 1999 the unit benefit for hourly participants and the minimum benefit for salaried participants were increased by one dollar per month for each year of service.

         Staff reductions in the first half of 1999 resulted in a curtailment gain of $336.

         In accordance with Italian Civil Code, the Company provides employees of SpA a leaving indemnity payable upon termination of employment. The amount of this leaving indemnity is determined by the employee's category, length of service, and overall remuneration earned during service. Amounts included as part of other noncurrent liabilities at December 31, 1999 and 1998 were $4,427 and $5,075, respectively. Leaving indemnity expense was $634, $950, $60 and $939 for 1999, 1998, the 21 day period ended December 31, 1997 and the 344 day period ended December 10, 1997, respectively.

(11)     POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE

         The Company and its domestic subsidiaries currently make available certain health care and life insurance benefits for retired employees. Full-time employees of the Company (except non-grandfathered employees at the Tallahassee and Melrose Park locations) may become eligible for those benefits when they reach retirement, provided they attain age 57 with a minimum of 10 consecutive years of service immediately preceding retirement, if such programs are still in effect.

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

         The following table presents the plan's change in benefit obligation, change in plan assets and funded status reconciled with amounts recognized in the Company's consolidated balance sheet at December 31, 1999 and 1998:

                                                           1999          1998
                                                           ----          ----
Change in benefit obligations:
   Benefit obligation at beginning of year               $ 29,739      $ 30,483
  Service cost                                                320           324
  Interest cost                                             2,311         2,026
  Actuarial loss                                            3,257         1,081
  Plan participants' contributions                            357           332
  Benefits paid                                            (3,855)       (4,507)
                                                         --------      --------
  Benefit obligation at end of year                      $ 32,129      $ 29,739
                                                         ========      ========

Change in plan assets:
  Fair value of plan assets at beginning of year         $   --        $   --
  Actual return on plan assets                               --            --
  Employer contribution                                     3,498         4,175
  Plan participants' contribution                             357           332
  Benefit paid                                             (3,855)       (4,507)
                                                         --------      --------
  Fair value of plan assets at end of year               $   --        $   --
                                                         ========      ========

Funded status:
  Funded status                                          $(32,129)     $(29,739)
  Unrecognized net actuarial loss                           3,961         1,055
                                                         --------      --------
  Accrued postretirement cost                            $(28,168)     $(28,684)
                                                         ========      ========

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


(11)     POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE - (CONTINUED)

         Net periodic postretirement benefit costs for 1999, 1998, the 21 day period ended December 31, 1997 and the 344 day period ended December 10, 1997 included the following components:

                                                  Company        Company        Company      Predecessor
                                                                                21 Days       344 Days
                                                Year Ended      Year Ended       Ended          Ended
                                               December 31,    December 31,   December 10,  December 10,
                                                   1999            1998           1997          1997
                                               ------------    ------------   ------------  ------------
Service cost                                    $      320      $      324     $     17      $      425
Interest cost                                        2,311           2,026          119           1,860
Amortization of unrecognized benefit
   obligation due to plan amendment                      -               -            -          (1,143)
Amortization of unrecognized net gain                    -               -            -            (893)
Recognition of net actuarial loss                      352               -            -               -
                                                ----------      ----------     --------      ----------
     Net periodic postretirement benefits
       cost                                     $    2,983      $    2,350     $    136      $      249
                                                ==========      ==========     ========      ==========


        For measurement purposes, the following medical and dental cost trend rates were assumed in determining the accumulated benefit obligation for 1999, 1998, the 21 day period ended December 31, 1997 and the 344 day period ended December 10, 1997:

       Medical Cost Trend Rates

       -   Medical prior to age 65             7.5%, 6.0%, 4.5% in 1997, 1998 and 1999, respectively,
           (Indemnity Plan)                    and 6.5% in 2000 decreasing 0.5% per year for 3 years,
                                               ultimately 4.5% in 2004 and thereafter.

       -   Medical prior to age 65 (HMOs);     4.5% in 1997, 1998 and 1999, 6.5% in 2000 decreasing
           medical age 65 and older            0.5% per year for 3 years, ultimately 4.5% in 2004 and
                                               thereafter.

       Dental Cost Trend Rate

       -   Dental costs                        4.5% in 1997 and thereafter.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except share amounts)



(11)     POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE - (CONCLUDED)

         The effect of a 1% change in health care cost trend rates would have the following impact on the accumulated postretirement benefit obligation and the net annualized postretirement benefit costs:

                                                          1999         1998         1997
                                                          ----         ----         ----
         One percentage point increase:
               -   Service cost plus interest             $  34        $  44        $  42
               -   Postretirement benefit obligation        390          591          548

         One percentage point decrease:
               -   Service cost plus interest cost          (38)         (50)         (48)
               -   Postretirement benefit obligation       (457)        (698)        (648)

         Discount rate                                      7.75%         7.0%         7.0%


(12)     INCOME TAXES

         Income tax expense (benefit) for 1999, 1998, the 21 day period ended December 31, 1997 and the 344 day period ended December 10, 1997 consisted of:

                                     Current                 Deferred                 Total
                                     -------                 --------                 -----
        1999
        Company:
             Federal               $     1,897             $       213             $     2,110
             State                         916                    (383)                    533
             Foreign                       421                     564                     985
                                   -----------             -----------             -----------
                                   $     3,234             $       394             $     3,628
                                   ===========             ===========             ===========

        1998
        Company:
             Federal               $       769             $     1,507             $     2,276
             State                         403                     406                     809
             Foreign                       699                  (2,203)                 (1,504)
                                   -----------             -----------             -----------
                                   $     1,871             $      (290)            $     1,581
                                   ===========             ===========             ===========

        1997
        Company:
             Federal               $       345             $      (289)            $        56
             State                          39                     (78)                    (39)
             Foreign                         6                       -                       6
                                   -----------             -----------             -----------
                                   $       390             $      (367)            $        23
                                   ===========             ===========             ===========

        1997
        Predecessor:
             Federal               $       914             $       531             $     1,445
             State                         424                     129                     553
             Foreign                         6                    (215)                   (209)
                                   -----------             -----------             -----------
                                   $     1,344             $       445             $     1,789
                                   ===========             ===========             ===========

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except share amounts)


(12)     INCOME TAXES - (CONTINUED)

         The income tax expense for 1999 in the table above includes $500 which offsets the extraordinary gain related to the early retirement of debt.

         Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% for 1999, 1998, the 21 day period ended December 31, 1997 and the 344 day period ended December 10, 1997 to income before income taxes as follows:

                                                          Company         Company         Company       Predecessor
                                                                                          21 Days         344 Days
                                                         Year Ended      Year Ended        Ended           Ended
                                                        December 31,    December 31,    December 10,    December 10,
                                                            1999            1998            1997            1997
                                                        ------------    ------------    ------------    ------------
Computed "expected" expense (benefit)                     $ 3,242         $   (36)        $     3         $ 1,608
Increase (reduction) in income tax resulting from:
     State taxes, net of federal tax effect                   352             534             (25)            365
     Foreign taxes                                            431           1,008               6              --
     Goodwill permanent difference                            662             676              32              --
     Federal R & D credit permanent difference
                                                               --             (99)             --              --
     Tax benefit of Foreign Sales Corp.                    (1,390)           (361)             --              --
     Rate difference on income of foreign
       operations                                             145            (222)             --              38
     Other, net                                               186              81               7            (222)
                                                          -------         -------         -------         -------
                                                          $ 3,628         $ 1,581         $    23         $ 1,789
                                                          =======         =======         =======         =======

         U.S. Federal, state and foreign net income taxes paid amounted to $2,623, $2,613, $346 and $1,865 for 1999, 1998, the 21 day period ended December
31, 1997 and the 344 day period ended December 10, 1997, respectively.

         Income before taxes from domestic operations amounted to $2,191, $6,635, $11 and $5,243 for 1999, 1998, the 21 day period ended December 31, 1997 and the 344 day period ended December 10, 1997, respectively. Income (loss) before taxes from foreign operations amounted to $7,343, $(6,741), $0 and $(512) for 1999, 1998, the 21 day period ended December 31, 1997 and the 344 day period ended December 10, 1997, respectively.

         As a result of losses in current and previous years, the Company has unused net operating loss carryforwards for state income tax purposes of approximately $3,223 at December 31, 1999, which, if not used to offset future state taxable income, will begin to expire in 2000. The Company also has federal general business credit carryforwards of $213 at December 31, 1999, which, if not used to offset future federal taxable income, will begin to expire in 2004. In addition, unused foreign net operating losses of $6,831 at December 31, 1999 will begin to expire in 2000.

         The Company has been subject to the U.S. Alternative Minimum Tax ("AMT") and, therefore, has a cumulative AMT credit carryforward of $4,360 as of December 31, 1999. This carryforward has an unlimited life and may be used to offset federal income taxes in excess of AMT in future periods.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except share amounts)


(12)     INCOME TAXES - (CONTINUED)

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented as follows:

                                                            1999          1998
                                                            ----          ----
Current:
   Deferred tax assets:
       Alternative minimum tax credit carryforwards        $2,087        $1,005
       Postretirement benefits                              1,892         1,676
       Compensated absences                                 1,603         1,528
       Workers' compensation                                  766           514
       Net operating losses                                   374          --
       Federal general business credit                        213         1,258
       Health benefits                                        170           175
       Other                                                2,401         1,380
                                                           ------        ------
           Deferred tax assets                              9,506         7,536
   Deferred tax liabilities:
       Inventories                                          1,146         1,408
                                                           ------        ------
           Net current deferred tax asset                  $8,360        $6,128
                                                           ======        ======


                                                             1999           1998
                                                             ----           ----
Noncurrent:
   Deferred tax assets:
       Postretirement benefits                             $14,797        $14,283
       Alternative minimum tax credit carryforwards          2,273          4,077
       Net operating loss carryforwards                      2,230          1,832
       Workers' compensation                                   781          1,342
       Inventories                                            --            1,064
       Plant closure costs                                    --            1,382
       Other                                                 1,299          1,314
                                                           -------        -------
           Deferred tax assets                              21,380         25,294
   Deferred tax liabilities:
       Property, plant and equipment                        27,127         28,292
                                                           -------        -------
           Net noncurrent deferred tax liability           $ 5,747        $ 2,998
                                                           =======        =======


         At December 31, 1999, the Company did not establish a valuation allowance to offset any deferred tax assets. The Company has reported operating income on the consolidated statements of operations as well as income for tax purposes in 1999, 1998 and 1997. Based on projections for future taxable income over the periods during which the deferred tax assets are deductible, and the expectation that a significant portion of these deferred tax assets are to be realized by offsetting them against temporary items, it is management's belief that it is more likely than not that all deferred tax assets will be fully realized. Projections indicate full utilization of the following deferred tax assets: 1) Federal general business credit of approximately $213 by 2000, 2) AMT credit carryforward of approximately $4,360 by 2003, 3) foreign net operating losses of $6,831 by 2004, and 4) state net operating losses of approximately $3,223 by 2003.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except share amounts)


(13)     CHANGES IN COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

         The changes in the components of accumulated other comprehensive income
(loss) for 1999, 1998, the 21 day period ended December 31, 1997 and the 344 day period ended December 10, 1997 are as follows:

                                                                  Accumulated
                               Cumulative        Additional         Other
                               Translation        Pension        Comprehensive
                               Adjustment        Liability       Income (Loss)
                               -----------       ----------     --------------
January 1, 1997                 $   (23)          $  (141)          $  (164)
Net change                       (1,149)             (123)           (1,272)
                                -------           -------           -------
December 10, 1997               $(1,172)          $  (264)          $(1,436)
                                =======           =======           =======
Initial capitalization -

  December 11, 1997             $    --           $    --           $    --

Net change                           (1)               --                (1)
                                -------           -------           -------
December 31, 1997                    (1)               --                (1)
Net change                        1,033                --             1,033
                                -------           -------           -------
December 31, 1998                 1,032                --             1,032
Net change                       (3,416)               --            (3,416)
                                -------           -------           -------
December 31, 1999               $(2,384)          $    --           $(2,384)
                                =======           =======           =======

(14)     CAPITAL STOCK

         The Certificate of Incorporation of Stanadyne Automotive Corp. provides the Company with the authority to issue 10,000 shares of common stock, par value $.01 of which 1,000 are issued and outstanding.

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

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except share amounts)


(15)     PLANT CLOSURE COSTS

         On September 9, 1998, the Company announced the planned closure of the manufacturing facility in Bari, Italy. The Bari Plant is a part of the wholly owned subsidiary, Stanadyne Automotive, SpA. This closure was completed during the second quarter of 1999. The estimated cost of closing the operation resulted in a charge to fourth quarter 1998 earnings for $4,215. Inventory writedowns to lower of cost or market totaled $787 and were recorded in cost of goods sold in the 1998 consolidated statement of operations. Employee termination costs and other plant closure expenses totaled $3,428 and were charged to operating income in the 1998 consolidated statement of operations. Accrued liabilities at December 31, 1998, included $6,457 to reflect the anticipated sum of plant closure costs and leaving indemnity scheduled for payment in 1999.

         The Company favorably concluded the major cost elements of the plant closure in the third quarter of 1999 and as a result recorded a $1,930 savings, primarily as a result of lower severance costs, to the reserve established in 1998 which is reflected in the 1999 consolidated statement of operations.

(16)     401(k) PLAN

         Substantially all of the Company's domestic employees are eligible to participate in 401(k) savings plans. The 401(k) savings plans provide such employees with the opportunity to save for retirement on a tax deferred basis. The Company contributes 50% of the employee's contribution per year up to a limit, as defined in the plan documents. The Company made contributions of $396, $404, $4 and $337 during 1999, 1998, the 21 day period ended December 31, 1997 and the 344 day period ended December 10, 1997, respectively.

(17)     RELATED PARTY TRANSACTIONS

         During 1999, 1998 and the 21 day period ended December 31, 1997, the Company incurred management fees of $1,100, $1,100 and $59, respectively, from AIP for management services provided. During the 344 day period ended December 10, 1997, the Company incurred management fees of $470 from Metromedia Company ("Metromedia") for management services provided. These charges are included in selling, general and administrative expenses.

         In conjunction with the Acquisition described in Note 2, the Company has an amount due from Stanadyne Automotive Holding Corp. of $4,061 as of December 31, 1999 and 1998.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except share amounts)


(18)     SIGNIFICANT CUSTOMERS

         During 1999, 1998, the 21 day period ended December 31, 1997 and the 344 day period ended December 10, 1997, sales to customers and their affiliates, which represented approximately 10% or more of consolidated total sales, were as follows:

                                      Company                 Company                Company                Predecessor
                                                                                     21 Days                 344 Days
                                     Year Ended              Year Ended               Ended                    Ended
                                     December 31,            December 31,           December 31,            December 10,
                    Segment             1999          %         1998          %        1997          %         1997          %
                    -------          ------------    ----   -------------    ----   ------------    ----    ------------    ----
Customer A        Diesel Group        $45,359        16.1    $ 56,416        18.4    $  1,936       13.7     $ 37,231       14.4
Customer B      Precision Engine       34,143        12.1      33,188        10.8       1,182        8.4       34,039       13.1
Customer C        Diesel Group         57,203        20.3      58,445        19.0       2,761       19.5       42,824       16.5


         Accounts receivable balances with these customers and their affiliates were $18,913 and $16,555 at December 31, 1999 and 1998, respectively.



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

         The effect of this indemnification is to limit environmental exposure of known sites. However, there are limitations to this indemnification. Estimates of the cost as of the date of the Acquisition for the remediations to be completed by Metromedia at the Windsor, Connecticut and Jacksonville, North Carolina facilities were $1,700 and $300, respectively. Estimates of future costs of environmental matters are inevitably imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the development and application of new technologies, the identification of new sites for which the Company may have remediation responsibility and the apportionment and collectibility of remediation costs among responsible parties. The Company establishes reserves for these environmental matters when a loss is probable and reasonably estimable and has accrued its best estimate, $1,344 and $1,460, with respect to these matters at December 31, 1999 and 1998, respectively. It is reasonably possible that the final resolution of some of these matters may require the Company to make expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. However, management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company's financial position or results of operations.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except share amounts)


(20)     SEGMENTS

         The Company has two reportable segments, the Diesel Systems Group (the "Diesel Group") and Precision Engine. The Diesel Group manufactures diesel fuel injection equipment including fuel pumps, injectors and filtration systems. This segment accounted for approximately 82%, 84%, 80% and 79% of the Company's revenues for 1999, 1998, the 21 day period ended December 31, 1997 and the 344 day period ended December 10, 1997, respectively. Precision Engine manufactures roller-rocker arms, hydraulic valve lifters and lash adjusters for gasoline engines. Revenues for Precision Engine accounted for 18%, 16%, 20% and 21% of total revenues for 1999, 1998, the 21 day period ended December 31, 1997 and the 344 day period ended December 10, 1997, respectively. The Company's reportable segments are strategic business units that offer similar products (engine parts) to customers in related industries (agricultural, industrial and automotive engine manufacturers). The Company considers the Diesel Group and Precision Engine to be two distinct segments because the operating results of each are compiled, reviewed and managed separately. In addition, the products and services of each segment have an end use (gasoline versus diesel engines) which entails different engineering and marketing efforts. There were no intersegment sales between the Diesel Group and Precision Engine for any of the periods presented below.

         The following summarizes key information used by the Company in evaluating the performance of each segment as of and for 1999, 1998, the 21 day period ended December 31, 1997 and the 344 day period ended December 10, 1997:

                                                                     Company
                                                     As of and For the Year Ended December 31, 1999
                                               Diesel           Precision
                                               Group              Engine         Eliminations         Totals
                                               -----              ------         ------------         ------
Net sales                                    $ 231,048          $  50,532         $       -        $   281,580
Gross profit                                    48,001              9,375                 -             57,376
Depreciation and amortization expense           17,491              3,313                 -             20,804
Operating income                                15,340              6,520                 -             21,860
Net income                                       2,690              3,216                 -              5,906
Total assets                                   270,530             53,604           (18,029)           306,105
Total capital expenditures                       9,439              2,010                 -             11,449

                                                                         Company
                                                      As of and For the Year Ended December 31, 1998
                                               Diesel           Precision
                                               Group              Engine         Eliminations          Totals
                                               -----              ------         ------------          ------
Net sales                                    $ 256,594          $  50,459         $       -          $ 307,053
Gross profit                                    48,641              6,682                 -             55,323
Depreciation and amortization expense           16,795              3,021                 -             19,816
Operating income                                12,764              2,268                 -             15,032
Net loss                                        (1,200)              (487)                -             (1,687)
Total assets                                   283,724             57,986           (19,794)           321,916
Total capital expenditures                      11,293              3,086                 -             14,379

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except share amounts)


(20)     SEGMENTS - (CONCLUDED)

                                                                             Company
                                                        As of and For the 21 Days Ended December 31, 1997
                                                 Diesel            Precision
                                                 Group               Engine         Eliminations           Totals
                                                 -----               ------         ------------           ------
Net sales                                      $  11,276           $   2,878          $       -           $  14,154
Gross profit                                       2,239                 497                  -               2,736
Depreciation and amortization expense                817                 178                  -                 995
Operating income                                     708                 183                  -                 891
Net (loss) income                                   (186)                174                  -                 (12)
Total assets                                     282,707              56,474            (17,871)            321,310
Total capital expenditures                           352                  26                  -                 378


                                                                       Predecessor
                                                     As of and For the 344 Days Ended December 10, 1997
                                                Diesel           Precision
                                                Group             Engine         Eliminations          Totals
                                                -----             ------         ------------          ------
Net sales                                      $205,335          $ 53,809          $      -           $259,144
Gross profit                                     32,383             7,119                 -             39,502
Depreciation and amortization expense            13,098             2,602                 -             15,700
Operating income                                  7,619             3,785                 -             11,404
Net income                                          660             2,282                 -              2,942
Total assets                                    189,306            32,136           (17,094)           204,348
Total capital expenditures                       11,804             1,358                 -             13,162


(21)     FOREIGN AND GEOGRAPHIC INFORMATION

         The Company has manufacturing operations in the United States, Italy and Brazil. The following is a summary of information by area as of December 31, 1999, 1998 and 1997 and for 1999, 1998, the 21 day period ended December 31, 1997 and the 344 day period ended December 10, 1997:

                                       Company            Company          Company         Predecessor
                                                                           21 Days           344 Days
                                      Year Ended         Year Ended         Ended             Ended
                                     December 31,       December 31,     December 10,      December 10,
                                         1999               1998             1997              1997
                                     ------------       ------------     ------------      ------------
Net sales:
     Domestic - United States          $168,463          $195,595          $  8,783          $174,860
                                       --------          --------          --------          --------
     Foreign net sales:
         England                         43,547            51,009             2,277            38,092
         All other                       69,570            60,449             3,094            46,192
                                       --------          --------          --------          --------
     Total foreign sales                113,117           111,458             5,371            84,284
                                       --------          --------          --------          --------
Net sales                              $281,580          $307,053          $ 14,154          $259,144
                                       ========          ========          ========          ========

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except share amounts)


(21)     FOREIGN AND GEOGRAPHIC INFORMATION - (CONCLUDED)


                                                            Company          Company
                                                          December 31,    December 31,
                                                              1999            1998
                                                          -----------     -----------
         Long-lived assets:
              United States                               $   181,610     $   189,874
              Italy                                            29,341          35,962
              Brazil                                              347               -
                                                          -----------     -----------
                  Long-lived assets                       $   211,298     $   225,836
                                                          ===========     ===========

         Deferred tax assets (liabilities):
              United States                               $     2,520     $     2,056
              Italy                                               240           1,074
              Brazil                                             (147)              -
                                                          -----------     -----------
                  Deferred tax assets                     $     2,613     $     3,130
                                                          ===========     ===========


(22)     VALUATION AND QUALIFYING ACCOUNTS

         The components of significant valuation and qualifying accounts for 1999, 1998, the 21 day period ended December 31, 1997 and the 344 day period ended December 10, 1997 were as follows:

                                                               Allowance for
                                                               Uncollectible
                                                                 Accounts         Inventory
                                                                Receivable        Reserves
                                                                ----------        --------
         Balance December 31, 1996                             $       478       $     1,994

              Charged to costs and expenses                          1,055             1,503
              Recoveries (write-offs)                                   14              (596)
              Exchange                                                 (42)              (59)
                                                               -----------       -----------
         Balance December 11, 1997                                   1,505             2,842

              Charged (credited) to costs and expenses                   3               (11)
              Write-offs                                                 -              (172)
              Exchange                                                   -                 -
                                                               -----------       -----------
         Balance December 31, 1997                                   1,508             2,659

              Charged to costs and expenses                             44             1,896
              (Write-offs) recoveries                               (1,062)                7
              Exchange                                                  10                58
                                                               -----------       -----------
         Balance December 31, 1998                                     500             4,620

              Charged to costs and expenses                            208               378
              Write-offs                                               (54)           (1,781)
              Exchange                                                 (44)             (125)
                                                               -----------       -----------
         Balance December 31, 1999                             $       610       $     3,092
                                                               ===========       ===========

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except share amounts)



(23)     SUBSEQUENT EVENTS

         Between January 25, 2000 and February 2, 2000, the Company retired $14,050 in Notes at a discounted price of $11,503. As a result of the early retirement of the Notes, the Company realized a $1,585 gain which was recorded net of tax and the write off of unamortized debt issuance cost of $962. The transactions will be recorded as an extraordinary item in the first quarter of 2000.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except share amounts)



(24)     SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS

         Under the terms of the Notes issued by the Parent, the Notes are guaranteed jointly, fully, severally and unconditionally by the Subsidiary Guarantors on a subordinated basis and are not guaranteed by SpA, PEPL and FSC (the "Non-Guarantors").

         The following are the supplemental combining condensed balance sheets as of December 31, 1999 and 1998 and the supplemental combined condensed statements of operations and cash flows for 1999, 1998, the 21 day period ended December 31, 1997 and the 344 day period ended December 10, 1997. Separate complete financial statements of the Guarantor are not presented because management has determined that they are not material to investors.

                                                                             (Company)
                                                                         December 31, 1999
                                           ------------------------------------------------------------------------------
                                             Stanadyne                                                         Stanadyne
                                            Automotive                       Non-                             Automotive
                                               Corp.       Subsidiary      Guarantor                            Corp. &
                                              Parent       Guarantors    Subsidiaries    Eliminations        Subsidiaries
                                              ------       ----------    ------------    ------------        ------------
ASSETS
Cash and cash equivalents                  $     3,760    $         2    $        184    $        111        $      4,057
Accounts receivable, net                        28,068          8,213           4,112             (97)             40,296
Inventories                                     23,677          8,039           5,184            (318)(c)          36,582
Other current assets                             6,636          1,196           1,979               -               9,811
                                           -----------    -----------    ------------    ------------        ------------
         Total current assets                   62,141         17,450          11,459            (304)             90,746
Property, plant and equipment, net              83,467         21,476          14,668               -             119,611
Intangible and other assets, net                63,068         13,746          15,020            (147)(b)          91,687
Investment in subsidiaries                      36,516           (311)              -         (36,205)(a)               -
Due from Stanadyne Automotive Holding
   Corp.                                         4,061              -               -               -               4,061
                                           -----------    -----------    ------------    ------------        ------------
         Total assets                      $   249,253    $    52,361    $     41,147    $    (36,656)       $    306,105
                                           ===========    ===========    ============    ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities   $    37,857    $     6,511    $      5,842    $        (68)       $     50,142
Current maturities of long-term debt and
   capital lease obligations                     3,007              -           3,010               -               6,017
                                           -----------    -----------    ------------    ------------        ------------
         Total current liabilities              40,864          6,511           8,852             (68)             56,159
Long-term debt and capital lease
   obligations                                 135,671              -             592               -             136,263
Other noncurrent liabilities                    34,096         12,224           5,829            (147)(b)          52,002
Intercompany accounts                          (25,498)        15,567          10,023             (92)                  -
Stockholders' equity                            64,120         18,059          15,851         (36,349)(a)          61,681
                                           -----------    -----------    ------------    ------------        ------------
         Total liabilities and
           stockholders' equity            $   249,253    $    52,361    $     41,147    $    (36,656)       $    306,105
                                           ===========    ===========    ============    ============        ============


(a) Amount represents the elimination of investments in subsidiaries.
(b) Reclassify Non-Guarantor deferred tax asset to deferred tax liability.
(c) Amount represents the elimination of inventory for out of period transfers.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except share amounts)


(24)    SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

                                                                             (Company)
                                                                         December 31, 1998
                                           ------------------------------------------------------------------------------
                                             Stanadyne                                                         Stanadyne
                                            Automotive                       Non-                             Automotive
                                               Corp.       Subsidiary      Guarantor                            Corp. &
                                              Parent       Guarantors    Subsidiaries    Eliminations        Subsidiaries
                                              ------       ----------    ------------    ------------        ------------
ASSETS
Cash and cash equivalents                  $     4,859    $         5    $          5    $        263        $      5,132
Accounts receivable, net                        27,257          6,731           7,576               -              41,564
Inventories                                     22,466          7,418           6,852            (176)             36,560
Other current assets                             6,601          2,040             122               -               8,763
                                           -----------    -----------    ------------    ------------        ------------
         Total current assets                   61,183         16,194          14,555              87              92,019
Property, plant and equipment, net              86,501         22,284          17,181               -             125,966
Intangible and other assets, net                67,635         14,528          18,781          (1,074)(b)          99,870
Investment in subsidiaries                      23,285              -               -         (23,285)(a)               -
Due from Stanadyne Automotive Holding
   Corp.                                         4,061              -               -               -               4,061
                                           -----------    -----------    ------------    ------------        ------------
         Total assets                      $   242,665    $    53,006    $     50,517    $    (24,272)       $    321,916
                                           ===========    ===========    ============    ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities   $    29,640    $     7,725    $     13,970    $          -        $     51,335
Current maturities of long-term debt and
   capital lease obligations                     5,723              -           4,380               -              10,103
                                           -----------    -----------    ------------    ------------        ------------
         Total current liabilities              35,363          7,725          18,350               -              61,438
Long-term debt and capital lease
   obligations                                 148,995              -           1,388               -             150,383
Other noncurrent liabilities                    33,999         12,904           5,075          (1,074)(b)          50,904
Intercompany accounts                          (33,956)        17,563          16,141             252                   -
Stockholders' equity                            58,264         14,814           9,563         (23,450)(a)          59,191
                                           -----------    -----------    ------------    ------------        ------------
         Total liabilities and
           stockholders' equity            $   242,665    $    53,006    $     50,517    $    (24,272)       $    321,916
                                           ===========    ===========    ============    ============        ============


(a) Amount represents the elimination of investments in subsidiaries.
(b) Reclassify Non-Guarantor deferred tax asset to deferred tax liability.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except share amounts)


(24)    SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)


                                                                             (Company)
                                                                   Year Ended December 31, 1999
                                             -------------------------------------------------------------------------------
                                               Stanadyne                                                          Stanadyne
                                              Automotive                        Non-                             Automotive
                                                 Corp.        Subsidiary      Guarantor                            Corp. &
                                                Parent        Guarantors    Subsidiaries    Eliminations        Subsidiaries
                                                ------        ----------    ------------    ------------        ------------
Net sales                                    $   207,348     $    50,647    $     24,199    $       (614)(a)    $    281,580
Cost of goods sold                               161,004          41,235          22,474            (509)(a)         224,204
                                             -----------     -----------    ------------    ------------        ------------
         Gross profit                             46,344           9,412           1,725            (105)             57,376
Selling, general, administrative and
   other operating expenses                       40,291           2,415          (7,103)            (87)             35,516
                                             -----------     -----------    ------------    ------------        ------------
         Operating income                          6,053           6,997           8,828             (18)             21,860
Interest, net                                     11,036           1,127           1,423             (10)             13,576
                                             -----------     -----------    ------------    ------------        ------------
         (Loss) income before income
           taxes and extraordinary item           (4,983)          5,870           7,405              (8)              8,284
Income tax (benefit) expense                        (815)          2,285           1,658               -               3,128
                                             -----------     -----------    ------------    ------------        ------------
         (Loss) income before
           extraordinary item                     (4,168)          3,585           5,747              (8)              5,156
Extraordinary gain                                   750               -               -               -                 750
                                             -----------     -----------    ------------    ------------        ------------
         Net (loss) income                   $    (3,418)    $     3,585    $      5,747    $         (8)       $      5,906
                                             ===========     ===========    ============    ============        ============




                                                                             (Company)
                                                                   Year Ended December 31, 1998
                                           -------------------------------------------------------------------------------
                                             Stanadyne                                                          Stanadyne
                                            Automotive                       Non-                              Automotive
                                               Corp.       Subsidiary      Guarantor                             Corp. &
                                              Parent       Guarantors    Subsidiaries     Eliminations        Subsidiaries
                                              ------       ----------    ------------     ------------        ------------
Net sales                                  $   231,215    $    50,459    $     26,138     $       (759)(a)    $    307,053
Cost of goods sold                             181,367         43,777          27,376             (790)(a)         251,730
                                           -----------    -----------    ------------     ------------        ------------
         Gross profit (loss)                    49,848          6,682          (1,238)              31              55,323
Selling, general, administrative and
   other operating expenses                     32,090          4,414           3,787                -              40,291
                                           -----------    -----------    ------------     ------------        ------------
         Operating income (loss)                17,758          2,268          (5,025)              31              15,032
Interest, net                                   11,851          1,539           1,730               18              15,138
                                           -----------    -----------    ------------     ------------        ------------
         Income (loss) before income
           taxes                                 5,907            729          (6,755)              13                (106)
Income tax expense (benefit)                     1,681          1,216          (1,316)               -               1,581
                                           -----------    -----------    ------------     ------------        ------------
         Net income (loss)                 $     4,226    $      (487)   $     (5,439)    $         13        $     (1,687)
                                           ===========    ===========    ============     ============        ============


(a) To eliminate intercompany sales and cost of sales.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except share amounts)


(24)    SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)


                                                                             (Company)
                                                               21 Day Period Ended December 31, 1997
                                           ---------------------------------------------------------------------------------
                                             Stanadyne                                                            Stanadyne
                                            Automotive                         Non-                              Automotive
                                               Corp.        Subsidiary       Guarantor                             Corp. &
                                              Parent        Guarantors     Subsidiaries     Eliminations        Subsidiaries
                                              ------        ----------     ------------     ------------        ------------
Net sales                                  $    11,329     $     2,878     $          -     $        (53)(a)    $     14,154
Cost of goods sold                               9,091           2,380                -              (53)(a)          11,418
                                           -----------     -----------     ------------     ------------        ------------
         Gross profit                            2,238             498                -                -               2,736
Selling, general, administrative and
   other operating expenses                      1,531             314                -                -               1,845
                                           -----------     -----------     ------------     ------------        ------------
         Operating income                          707             184                -                -                 891
Interest, net                                      786              94                -                -                 880
                                           -----------     -----------     ------------     ------------        ------------
         Income (loss) before income
           taxes                                   (79)             90                -                -                  11
Income tax expense (benefit)                       108             (85)               -                -                  23
                                           -----------     -----------     ------------     ------------        ------------
         Net (loss) income                 $      (187)    $       175     $          -     $          -        $        (12)
                                           ===========     ===========     ============     ============        ============


                                                                           (Predecessor)
                                                              344 Day Period Ended December 10, 1997
                                           -------------------------------------------------------------------------------
                                             Stanadyne                                                          Stanadyne
                                            Automotive                       Non-                              Automotive
                                               Corp.       Subsidiary      Guarantor                             Corp. &
                                              Parent       Guarantors    Subsidiaries     Eliminations        Subsidiaries
                                              ------       ----------    ------------     ------------        ------------
Net sales                                  $   177,204    $    53,809    $     28,986     $       (855)(a)    $    259,144
Cost of goods sold                             145,925         46,691          27,856             (830)(a)         219,642
                                           -----------    -----------    ------------     ------------        ------------
         Gross profit                           31,279          7,118           1,130              (25)             39,502
Selling, general, administrative and
   other operating expenses                     23,414          3,333           1,351                -              28,098
                                           -----------    -----------    ------------     ------------        ------------
         Operating income (loss)                 7,865          3,785            (221)             (25)             11,404
Interest, net                                    6,379              3             291                -               6,673
                                           -----------    -----------    ------------     ------------        ------------
         Income (loss) before income
           taxes                                 1,486          3,782            (512)             (25)              4,731
Income tax expense (benefit)                       504          1,500            (215)               -               1,789
                                           -----------    -----------    ------------     ------------        ------------
         Net income (loss)                 $       982    $     2,282    $       (297)    $        (25)       $      2,942
                                           ===========    ===========    ============     ============        ============


(a) To eliminate intercompany sales and cost of sales.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


(24)     SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)


                                                                               (Company)
                                                                     Year Ended December 31, 1999
                                               ----------------------------------------------------------------------------
                                                 Stanadyne                                                       Stanadyne
                                                Automotive                         Non-                         Automotive
                                                   Corp.        Subsidiary       Guarantor                        Corp. &
                                                  Parent        Guarantors     Subsidiaries    Eliminations    Subsidiaries
                                                  ------        ----------     ------------    ------------    ------------
Cash flows from operating activities:
     Net (loss) income                         $    (3,418)    $     3,585     $      5,747    $        (8)   $      5,906
     Adjustments to reconcile net (loss)
       income to net cash provided by (used
       in) operating activities:
           Depreciation and amortization            15,902           3,306            1,596              -          20,804
           Other adjustments                           559            (652)             564              -             471
           Changes in operating assets and
              liabilities                           14,648          (5,039)          (9,422)          (204)            (17)
                                               -----------     -----------     ------------    -----------    ------------
           Net cash provided by (used in)
              operating activities                  27,691           1,200           (1,515)          (212)         27,164
                                               -----------     -----------     ------------    -----------    ------------

Cash flows from investing activities:
     Capital expenditures                           (8,854)         (1,792)            (803)             -         (11,449)
     Proceeds from disposal of property,
       plant and equipment                              71             618                -              -             689
     Investment in subsidiaries                     (3,963)            (29)               -          3,992               -
                                               -----------     -----------     ------------    -----------    ------------
           Net cash (used in) provided by
              investing activities                 (12,746)         (1,203)            (803)         3,992         (10,760)
                                               -----------     -----------     ------------    -----------    ------------

Cash flows from financing activities:
     Net change in debt                            (16,041)              -           (1,461)             -         (17,502)
     Net change in equity                                -               -            3,992         (3,992)              -
                                               -----------     -----------     ------------    -----------    ------------
           Net cash (used in) provided by
              financing activities                 (16,041)              -            2,531         (3,992)        (17,502)
                                               -----------     -----------     ------------    -----------    ------------

Net (decrease) increase in cash and cash
   equivalents                                      (1,096)             (3)             213           (212)         (1,098)
Effect of exchange rate changes on cash                 (3)              -              (34)            60              23
Cash and cash equivalents at
   beginning of year                                 4,859               5                5            263           5,132
                                               -----------     -----------     ------------    -----------    ------------
Cash and cash equivalents at
   end of year                                 $     3,760     $         2     $        184    $       111    $      4,057
                                               ===========     ===========     ============    ===========    ============

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


(24)    SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)


                                                                               (Company)
                                                                     Year Ended December 31, 1998
                                               ----------------------------------------------------------------------------
                                                 Stanadyne                                                       Stanadyne
                                                Automotive                         Non-                         Automotive
                                                   Corp.        Subsidiary       Guarantor                        Corp. &
                                                  Parent        Guarantors     Subsidiaries    Eliminations    Subsidiaries
                                                  ------        ----------     ------------    ------------    ------------
Cash flows from operating activities:
     Net income (loss)                         $     4,226     $      (487)    $     (5,439)   $        13    $     (1,687)
     Adjustments to reconcile net income
       (loss) to net cash provided by
       operating activities:
           Depreciation and amortization            15,193           3,021            1,602              -          19,816
           Other adjustments                           863             331           (2,154)             -            (960)
           Changes in operating assets and
              liabilities                           (3,239)            221            6,193            288           3,463
                                               ------------    -----------     ------------    -----------    ------------
           Net cash provided by operating
              activities                            17,043           3,086              202            301          20,632
                                               -----------     -----------     ------------    -----------    ------------

Cash flows from investing activities:
     Capital expenditures                          (10,095)         (3,086)          (1,198)             -         (14,379)
     Proceeds from disposal of property,
       plant and equipment                              21               1                8              -              30
                                               -----------     -----------     ------------    -----------    ------------
           Net cash used in investing
              activities                           (10,074)         (3,085)          (1,190)             -         (14,349)
                                               -----------     -----------     ------------    -----------    ------------

Cash flows from financing activities:
     Net change in debt                             (2,430)              -              988              -          (1,442)
     Net change in equity                                -               -                -              -               -
                                               -----------     -----------     ------------    -----------    ------------
           Net cash (used in) provided by
              financing activities                  (2,430)              -              988              -          (1,442)
                                               -----------     -----------     ------------    -----------    ------------

Net increase in cash and cash equivalents            4,539               1                -            301           4,841
Effect of exchange rate changes on cash                  3               -                1            (38)            (34)
Cash and cash equivalents at
   beginning of year                                   317               4                4              -             325
                                               -----------     -----------     ------------    -----------    ------------
Cash and cash equivalents at
   end of year                                 $     4,859     $         5     $          5    $       263    $      5,132
                                               ===========     ===========     ============    ===========    ============

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


(24)    SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)


                                                                               (Company)
                                                                 21 Day Period Ended December 31, 1997
                                               ----------------------------------------------------------------------------
                                                 Stanadyne                                                       Stanadyne
                                                Automotive                         Non-                         Automotive
                                                   Corp.       Subsidiary       Guarantor                        Corp. &
                                                  Parent       Guarantors      Subsidiaries    Eliminations    Subsidiaries
                                                  ------       ----------      ------------    ------------    ------------
Cash flows from operating activities:
     Net income (loss)                         $      (187)    $       175     $          -    $         -     $        (12)
     Adjustments to reconcile net income
       (loss) to net cash (used in) provided
       by operating activities:
           Depreciation and amortization               817             178                -              -              995
           Other adjustments                            81            (448)               -              -             (367)
           Changes in operating assets and
              liabilities                          (38,960)         20,466           13,760             (5)          (4,739)
                                               -----------     -----------     ------------    -----------     ------------
           Net cash (used in) provided by
              operating activities                 (38,249)         20,371           13,760             (5)          (4,123)
                                               -----------     -----------     ------------    -----------     ------------

Cash flows from investing activities:
     Capital expenditures                             (352)            (26)               -              -             (378)
     Acquisition, net of cash acquired             (87,549)        (20,345)         (13,760)             -         (121,654)
                                               -----------     -----------     ------------    -----------     ------------
           Net cash used in investing
              activities                           (87,901)        (20,371)         (13,760)             -         (122,032)
                                               -----------     -----------     ------------    -----------     ------------

Cash flows from financing activities:
     Net change in debt                             62,990               -                -              -           62,990
     Net change in equity                           57,402               -                -              -           57,402
                                               -----------     -----------     ------------    -----------     ------------
           Net cash provided by financing
              activities                           120,392               -                -              -          120,392
                                               -----------     -----------     ------------    -----------     ------------

Net decrease in cash and cash equivalents           (5,758)              -                -             (5)          (5,763)
Effect of exchange rate changes on cash                  4               -                -              -                4
Cash and cash equivalents at
   beginning of period                               6,071               4                4              5            6,084
                                               -----------     -----------     ------------    -----------     ------------
Cash and cash equivalents at
   end of period                               $       317     $         4     $          4    $         -     $        325
                                               ===========     ===========     ============    ===========     ============

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


(24)    SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS - (CONCLUDED)


                                                                             (Predecessor)
                                                                344 Day Period Ended December 10, 1997
                                               ------------------------------------------------------------------------------
                                                 Stanadyne                                                         Stanadyne
                                                Automotive                         Non-                           Automotive
                                                   Corp.        Subsidiary       Guarantor                          Corp. &
                                                  Parent        Guarantors     Subsidiaries      Eliminations    Subsidiaries
                                                  ------        ----------     ------------      ------------    ------------
Cash flows from operating activities:
     Net income (loss)                         $       982     $     2,282     $       (297)     $       (25)    $      2,942
     Adjustments to reconcile net income
       (loss) to net cash provided by
       operating activities:
           Depreciation and amortization            11,738           2,602            1,360                -           15,700
           Other adjustments                         1,327            (647)            (365)               -              315
           Changes in operating assets and
              liabilities                           (3,068)         (3,320)           1,713               43           (4,632)
                                               -----------     -----------     ------------     ------------     ------------
           Net cash provided by operating
              activities                            10,979             917            2,411               18           14,325
                                               -----------     -----------     ------------     ------------     ------------

Cash flows from investing activities:
     Capital expenditures                           (9,902)         (1,358)          (1,902)               -          (13,162)
     Proceeds from disposal of property,
       plant and equipment                             148             441              169                -              758
                                               -----------     -----------     ------------     ------------     ------------
           Net cash used in investing
              activities                            (9,754)           (917)          (1,733)               -          (12,404)
                                               -----------     -----------     ------------     ------------     ------------

Cash flows from financing activities:
     Net change in debt                              1,967               -             (679)               -            1,288
     Net change in equity                             (450)              -                -                -             (450)
                                               -----------     -----------     ------------     ------------     ------------
           Net cash provided by (used in)
              financing activities                   1,517               -             (679)               -              838
                                               -----------     -----------     ------------     ------------     ------------

Net increase (decrease) in cash and cash
   equivalents                                       2,742               -               (1)              18            2,759
Effect of exchange rate changes on cash                (32)              -               (1)             (13)             (46)
Cash and cash equivalents at
   beginning of period                               3,361               4                6                -            3,371
                                               -----------     -----------     ------------     ------------     ------------
Cash and cash equivalents at
   end of period                               $     6,071     $         4     $          4      $         5     $      6,084
                                               ===========     ===========     ============      ===========     ============


                                     ******

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age as of December 31, 1999 and position with the Company of each person who is a member of the Board of Directors or an executive officer of the Company. All directors serve for the term for which they are elected or until their successors are duly elected and qualified or until death, retirement, resignation or removal. All directors of the Company are also directors of Holdings.

Name                         Age                                Position
----                         ---                                --------

William D. Gurley             51    President, Chief Executive Officer and Director, Stanadyne Automotive Corp.
Michael H. Boyer              50    Vice President, Chief Financial Officer, Secretary and Director, Stanadyne
                                    Automotive Corp.
Robert A. Massa               62    Vice President, Human Resources, Stanadyne Automotive Corp.
Arthur S. Caruso              56    Vice President and General Manager, Precision Engine Products Corp.
William W. Kelly              48    Vice President and General Manager, Fuel Pumps, Stanadyne Automotive Corp.
Donald Buonomo                60    Vice President, Quality and Reliability, Stanadyne Automotive Corp.
Leon P. Janik                 56    Vice President and General Manager, Power Products and Fuel Injectors, Stanadyne
                                    Automotive Corp.
W. Richard Bingham            64    Director
Robert Cizik                  68    Director and Chairman of the Board
Kenneth J. Diekroeger         37    Director
Theodore C. Rogers            65    Director
Kurtis J. Kaull               39    Director


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

Mr. Massa joined Stanadyne in October 1990 as Vice President, Human Resources.

Mr. Caruso joined Stanadyne's Precision Products Division (the predecessor entity to Precision Engine) in 1965 and became Vice President and General Manager, Precision Engine Products Corp. in 1988.

Mr. Kelly joined Stanadyne in 1982. Effective with the formation of Stanadyne Automotive Corp. in 1988, Mr. Kelly was appointed to Vice President of Engineering and Marketing for Diesel Systems Division and in 1998 became Vice President and General Manager, Fuel Pumps.

Mr. Buonomo joined Stanadyne in 1997 as Vice President, Quality and Reliability. Prior to joining Stanadyne, he served as Vice President, Corporate Quality with
C. Cowles & Company and Vice President, Quality & Reliability with Veeder-Root Company.

Mr. Janik joined Stanadyne in 1970. In 1992, Mr. Janik was appointed Vice President, Power Products Division and in 1998 became Vice President and General Manager, Power Products and Fuel Injectors.

Mr. Bingham co-founded AIP with Theodore C. Rogers in 1988 and, with Mr. Rogers, is responsible for the overall management of the firm. Mr. Bingham was a Managing Director of Shearson Lehman Brothers from 1984 to 1987. Prior to joining Shearson Lehman Brothers, Mr. Bingham was a Director of the Corporate Finance Department, a member of the board, and head of Mergers and Acquisitions at Lehman Brothers Kuhn Loeb Inc. Prior thereto, he directed investment-banking operations at Kuhn Loeb & Company where he was a partner and member of the board and executive committee. Mr. Bingham also serves as a director of Bucyrus International, Great Lakes Carbon, MBA Polymers, RBX Group and Dearfield Associates.

Mr. Cizik is Chairman of the Board of the Company and has held that position and served on the Board since December 12, 1997. He served as Chairman and Chief Executive Officer of Cooper Industries, Inc., a diversified international manufacturing company, from 1975 to 1996. He served as Chairman of the Board of Easco, Inc. from January 1997 until May 1998. Mr. Cizik served as a director of Harris Corporation from October 1998 until October 1999. He currently serves as Chairman of the Board of Koppers Industries, Inc. and as a director of Air Products and Chemicals, Inc., and Temple-Inland, Inc.

Mr. Diekroeger joined the San Francisco office of AIP in 1996 from The Shansby Group, a private equity investment firm, where he had been employed since before 1992, and where he sourced, executed and served as a director for several middle-market investments and buyouts. He was elected to the Board of Directors of the Company in December 1997.

Mr. Rogers co-founded AIP with W. Richard Bingham in 1988 and, with Mr. Bingham, is responsible for the overall management of the firm. Mr. Rogers is former President, Chairman, Chief Executive Officer and Chief Operating Officer of NL Industries, a petroleum service and chemical company. Mr. Rogers currently serves as a non-executive Chairman of the Board and Director of Great Lakes Carbon Corporation. Additionally, he serves as a Director of Bucyrus International, Central Industrial Supply Company, RBX Group, Steel Heddle Group and Derby International, Incorporated.

Mr. Kaull joined the San Francisco office of AIP in 1996 from Pexco Holdings, a private equity investment firm, where he had been employed since 1990. He was elected to the Board of Directors of the Company in February 1999. Additionally, he serves as a Director of Central Industrial Supply Company.

Directors do not receive compensation for their services as directors, with the exception of the Chairman of the Board, who receives $150,000 per year. Directors of the Company are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board of Directors or committees thereof.

ITEM 11.     EXECUTIVE COMPENSATION

The compensation of executive officers of the Company is determined by the Board of Directors of the Company. The following table sets forth information concerning compensation received by the five most highly compensated officers of the Company for services rendered in fiscal 1999, 1998 and 1997.

                           SUMMARY COMPENSATION TABLE


                                                                                         Long Term
                                                                                    Compensation Awards
                                                                                        Securities
                                                                 Other Annual           Underlying           All Other
Name and Position              Year     Salary      Bonus      Compensation (1)         Options (#)       Compensation (2)
-----------------              ----     ------      -----      ----------------         -----------       ----------------
William D. Gurley              1999     $345,000   $395,715        $40,742                    468               ---
   (President, Chief           1998      320,000    261,754         34,667                  5,850               ---
   Executive Officer and       1997      300,000     68,400         33,681                    ---             $916,626
   Director)

Michael H. Boyer               1999      217,500    249,473         34,487                    170               ---
   (Vice President, Chief      1998      202,000    165,232         26,384                  2,125               ---
   Financial Officer,          1997      190,000     43,320         25,582                    ---             565,028
   Secretary and Director)

Arthur S. Caruso               1999      193,000    215,388         26,983                    ---               ---
   (Vice President and         1998      185,000     91,760         24,362                    ---               ---
   General Manager)            1997      160,000     45,440         29,645                    ---             248,870

Leon P. Janik                  1999      213,500    244,244         23,986                    180               ---
   (Vice President and         1998      185,000    156,977         23,357                  2,250               ---
   General Manager)            1997      140,000     27,300         25,720                    ---             294,054

William W. Kelly               1999      225,500    257,972         27,895                    240               ---
   (Vice President and         1998      210,000    178,731         24,992                  3,000               ---
   General Manager)            1997      200,000     39,000         22,054                    ---             567,602

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

EMPLOYMENT AGREEMENTS

The Company has entered into identical employment agreements with Messrs. Gurley, Boyer and Kelly. Mr. Caruso has entered into a comparable agreement with Precision Engine. Pursuant to these agreements, Messrs. Gurley, Boyer, Caruso and Kelly serve in their current capacities at their current base salaries of $345,000, $217,500, $201,000 and $225,500, respectively. These salaries are reviewed at least annually and shall be increased to be consistent with increases in base salary awarded in the ordinary course of business to other key executives.

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

Mr. Janik is an at-will employee. In 1999, Mr. Janik was paid an annual salary of $213,500 and a bonus of $244,244.

STOCK OPTION PLAN

The Board of Directors of Holdings adopted the Management Stock Option Plan (the "Stock Plan") as of June 5, 1998. The Stock Plan provides for the grant of stock options to certain management employees of Holdings and its subsidiary, the Company, for the purchase of shares of Holdings, which options are non-qualified for federal income tax purposes. Subject to the requirements and limitations of the Stock Plan, the President and Chief Executive Officer of Holdings shall have the authority to select the participants in the Stock Plan. The Board of Directors of Holdings, or a committee designated by the Board of Holdings, shall have the sole and complete responsibility and authority to, among other duties, approve grants of options under the Stock Plan.

OPTION GRANTS

There were no stock options granted during the year ended December 31, 1999.

STOCK OPTION EXERCISES

There were no stock options exercised as of December 31, 1999.

EMPLOYEE BENEFIT PLANS

401(K) PLANS

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

(x) = 1% of Final Average Compensation times Years of Credited Service in excess of 30

(y) = 1.66% of primary Social Security times Years of Credited Service (not in excess of 30)

(z) = Annuity for employees actively employed prior to July 2, 1988 (where applicable)

Formula Two under the SAC Pension Plan provides salaried participants with an accrued monthly benefit equal to $19.00 times Years of Credited Service less an Annuity for employees actively employed prior to July 2, 1988 (where applicable).

Benefits provided under the SAC Pension Plan for hourly employees are based upon
(i) a fixed amount per month and (ii) the years of service of the participant with the Company and certain related or predecessor employers ("Years of Credited Service"). Specifically, the accrued monthly benefit ordinarily payable under the SAC Pension Plan for hourly employees employed at the Washington and Jacksonville locations is equal to: $12.00 multiplied by the participant's Years of Credited Service. Hourly employees employed at the Windsor facility receive a monthly benefit of $19.00 multiplied by Years of Credited Service.

For purposes of the SAC Pension Plan, compensation used in the determination of Final Average Compensation includes total earnings received for personal services to the Company. The total compensation that can be considered for any purpose under the SAC Pension Plan is limited to $160,000 for 1999, 1998 and 1997, pursuant to requirements imposed by the Internal Revenue Code of 1986, as amended (the "Code"). The Code also places certain other limitations on the annual benefits that may be paid under the Plan.

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

                            Pension Plan Table (1)(2)

                                                                       Years of Service
                                                                       ----------------
        Final Average Compensation               15             20            25          30           35
        --------------------------               --             --            --          --           --
        $125,000........................      $ 27,755      $ 37,007      $ 46,259     $ 55,510     $ 61,760
         150,000.......................         34,130        45,507        56,884       68,260       75,760
         175,000.......................         40,505        54,007        67,509       81,010       89,760
         200,000.......................         46,880        62,507        78,134       93,760      103,760
         225,000.......................         53,255        71,007        88,759      106,510      117,760
         250,000.......................         59,630        79,507        99,384      119,260      131,760
         300,000.......................         72,380        96,507       120,634      144,760      159,760
         400,000.......................         97,880       130,507       163,134      195,760      215,760
         450,000.......................        110,630       147,507       184,384      221,260      243,760
         500,000.......................        123,380       164,507       205,634      246,760      271,760

Note:
(1) Amounts shown represent the annual single-life benefit at age 65 from the SAC Pension Plan (as defined herein) plus the benefit from the SERP (as defined herein).

(2) For this illustration, the annual social security benefit was assumed to be $16,476 for the calculation of the Social Security offset.

The Years of Credited Service under the SAC Pension Plan at December 31, 1999, were 22.0, 34.4, 15.8, 29.8 and 18.0 for Messrs. Boyer, Caruso, Gurley, Janik and Kelly, respectively. The estimated annual benefits payable under the Plan and the SERP, assuming termination on December 31, 1999 and retirement at age 65, are illustrated as follows:

                                Estimated Accrued
                         Pension Benefit as of 12/31/99

                                                   The Sac
                                                 Pension Plan          The SERP         Total
                                                 ------------          --------         -----
                 Boyer.......................     $ 45,316             $ 26,718       $ 72,034
                 Caruso......................       54,225               49,824        104,049
                 Gurley......................       39,345               49,851         89,196
                 Janik.......................       40,560               20,005         60,565
                 Kelly.......................       37,017               23,065         60,082


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company is authorized by its Certificate of Incorporation to issue 10,000 shares of common stock, par value $.01 per share ("Company Common Stock"). Holdings owns all of the issued and outstanding 1,000 shares of Company Common Stock. Holdings is authorized by its Certificate of Incorporation to issue 1,200,000 shares of common stock, par value $.01 per share ("Holdings Common Stock"). AIP and management of the Company own substantially all of Holdings Common Stock. Holdings has adopted the Stock Plan, which provides for the grant to certain key employees and/or directors of the Company of stock options that are non-qualified options for federal income tax purposes.

As of December 31, 1999, there were 20 holders of record of shares of Holdings Common Stock. The following table sets forth certain information regarding beneficial ownership of Holdings Common Stock as of December 31, 1999, assuming the exercise of stock options exercisable within 60 days of such date, by (i) each person who is known by Holdings to be the beneficial owner of more than 5% of Holdings Common Stock, (ii) each of the Company's directors and the named executive officers in the Summary Compensation Table and (iii) all directors and executive officers as a group. To the knowledge of the Company, each stockholder has sole voting and investment power as to the shares of Holdings Common Stock shown unless otherwise noted. Except as indicated below, the address for each such person is c/o Stanadyne Automotive Corp., 92 Deerfield Road, Windsor, CT 06095.

                                                                                 Exercisable
                                                                  Total          Options (4)
                            Name                               Number (1)      Included in Total    Percentage (2)
                            ----                               ----------      -----------------    --------------
American Industrial Partners Capital Fund II, L.P. (3)..        951,301                   0             93.88%
W. Richard Bingham (3)..................................              0                   0              0.00%
Robert Cizik (3)........................................              0                   0              0.00%
Kenneth J. Diekroeger (3)...............................              0                   0              0.00%
Lawrence W. Ward, Jr. (3)...............................              0                   0              0.00%
William D. Gurley.......................................         20,418               6,318              2.01%
William W. Kelly........................................         11,534               3,240              1.14%
Leon P. Janik...........................................          7,755               2,430              0.77%
Michael H. Boyer........................................          7,271               2,295              0.72%
Arthur S. Caruso........................................              0                   0              0.00%
Theodore C. Rogers (5)..................................              0                   0              0.00%
All directors and executive officers as a group.........         49,554              15,201              4.89%

(1) Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities and Exchange Commission. In computing the number of shares of Holdings Common Stock beneficially owned by a person and the percentage of beneficial ownership of that person, shares of Holdings Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of each other person. The persons named in this table have sole voting and investment power with respect to all shares of Holdings Common Stock shown as beneficially owned by them, subject to community property laws where applicable and except as indicated in the other footnotes to this table.
(2) Based upon 994,111 shares of Holdings Common Stock outstanding as of December 31, 1999.
(3) The address of such entity or person is One Maritime Plaza, Suite 2525, San Francisco, California 94111.
(4) Represents an aggregate of 15,201 shares of Holdings Common Stock held by directors and executive officers which are issuable upon exercise of options exercisable within 60 days of the date hereof.
(5) The address of such person is 551 Fifth Avenue, Suite 3800, New York, New York 10176.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

                  See "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

         2.       Financial Statement Schedules:

                  The Company is not required by the applicable accounting regulations of the Securities and Exchange Commission to provide all financial statement schedules. The Financial Statements and the Notes thereto contain what information is required and what is not required has been omitted.

         3.       Exhibits:

TABLE
NUMBER                                 DESCRIPTION

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


10.1.1 *** First Amendment To Credit Agreement dated July 31, 1998 to amend the Credit Agreement dated as of December 11, 1997 among SAC
         Automotive, Inc., Stanadyne Automotive Corp., the Lenders listed therein, as Lenders, DLJ Capital Funding, Inc., as Syndication Agent, and The First National Bank of Chicago, as Administrative Agent

10.1.2 **** Second Amendment To Credit Agreement dated February 8, 1999 to amend the Credit Agreement dated as of December 11, 1997, as amended as of July 31, 1998, among SAC Automotive, Inc., Stanadyne Automotive
         Corp., the Lenders listed therein, as Lenders, DLJ Capital Funding,
         Inc., as Syndication Agent, and The First National Bank of Chicago, as
         Administrative Agent

10.1.3   ***** Consent Regarding Repurchase of Senior Subordinated Notes to the
         Credit Agreement dated September 24, 1999 to grant a consent to the Credit Agreement dated as of December 11, 1997, as amended as of July
         31, 1998 and February 8, 1999, among SAC Automotive, Inc., Stanadyne
         Automotive Corp., the Lenders listed therein, as Lenders, DLJ Capital
         Funding, Inc., as Syndication Agent, and The First National Bank of
         Chicago, as Administrative Agent

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

10.13    * Management Services Agreement dated as of December 11, 1997 between
         Stanadyne Automotive Corp. and American Industrial Partners.

10.14 Stanadyne Automotive Holding Corp. Management Stock Option Plan effective as of June 5, 1998

12.1     Statement of Computation of Ratios

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

**** Incorporated by reference to corresponding exhibit filed as an exhibit to Form 10-K filed March 19, 1999.

***** Incorporated by reference to corresponding exhibit filed as an exhibit to Form 10-Q filed November 12, 1999.

(b)      Reports on Form 8-K:


         No reports on Form 8-K were filed during the last quarter of the period covered by this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Stanadyne Automotive Corp. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Stanadyne Automotive Corp.
                                           --------------------------
                                           (Registrant)

Date:    March 2, 2000               By:   /s/ William D. Gurley
         -------------                     ---------------------
                                           William D. Gurley
                                           President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of Stanadyne Automotive Corp. and in the capacities and on the dates indicated.

Date:    March 2, 2000               By:   /s/ William D. Gurley
         -------------                     ---------------------
                                           William D. Gurley
                                           President, Chief Executive Officer
                                           and Director

Date:    March 2, 2000               By:   /s/ Michael H. Boyer
         -------------                     --------------------
                                           Michael H. Boyer
                                           Vice President, Chief Financial
                                           Officer, Secretary and Director

Date:    March 2, 2000               By:   /s/ W. Richard Bingham
         -------------                     ----------------------
                                           W. Richard Bingham
                                           Director

Date:    March 2, 2000               By:   /s/ Robert Cizik
         -------------                     ----------------
                                           Robert Cizik

                                           Chairman of the Board and Director

Date:    March 2, 2000               By:   /s/ Kenneth J. Diekroeger
         -------------                     -------------------------
                                           Kenneth J. Diekroeger
                                           Director

Date:    March 2, 2000               By:   /s/ Theodore C. Rogers
         -------------                     ----------------------
                                           Theodore C. Rogers
                                           Director

Date:    March 2, 2000               By:   /s/ Kurtis J. Kaull
         -------------                     -------------------
                                           Kurtis J. Kaull
                                           Director

EXHIBIT INDEX


TABLE
NUMBER                            DESCRIPTION
3.1      * Amended and Restated Certificate of Incorporation of Stanadyne
         Automotive Corp.

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

10.1.1 *** First Amendment To Credit Agreement dated July 31, 1998 to amend the Credit Agreement dated as of December 11, 1997 among SAC
         Automotive, Inc., Stanadyne Automotive Corp., the Lenders listed therein, as Lenders, DLJ Capital Funding, Inc., as Syndication Agent, and The First National Bank of Chicago, as Administrative Agent

10.1.2 **** Second Amendment To Credit Agreement dated February 8, 1999 to amend the Credit Agreement dated as of December 11, 1997, as amended as of July 31, 1998, among SAC Automotive, Inc., Stanadyne Automotive
         Corp., the Lenders listed therein, as Lenders, DLJ Capital Funding,
         Inc., as Syndication Agent, and The First National Bank of Chicago, as
         Administrative Agent

10.1.3   ***** Consent Regarding Repurchase of Senior Subordinated Notes to the
         Credit Agreement dated September 24, 1999 to grant a consent to the Credit Agreement dated as of December 11, 1997, as amended as of July
         31, 1998 and February 8, 1999, among SAC Automotive, Inc., Stanadyne
         Automotive Corp., the Lenders listed therein, as Lenders, DLJ Capital
         Funding, Inc., as Syndication Agent, and The First National Bank of
         Chicago, as Administrative Agent

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

10.13    * Management Services Agreement dated as of December 11, 1997 between
         Stanadyne Automotive Corp. and American Industrial Partners.

10.14 Stanadyne Automotive Holding Corp. Management Stock Option Plan effective as of June 5, 1998

12.1     Statement of Computation of Ratios

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

**** Incorporated by reference to corresponding exhibit filed as an exhibit to Form 10-K filed March 19, 1999.

***** Incorporated by reference to corresponding exhibit filed as an exhibit to Form 10-Q filed November 12, 1999.