Form 10-Q
period 2000-03-31
STANADYNE AUTOMOTIVE CORP
filed 2000-05-09
CIK 1053439

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ...................... to ......................

Commission File Number 333-45823



                           STANADYNE AUTOMOTIVE CORP.
             (Exact name of registrant as specified in its charter)


                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                   22-2940378
                             (I.R.S. Employer I.D.)

        92 Deerfield Road, Windsor, Connecticut         06095-4209
       (Address of principal executive offices)         (zip code)

                                 (860) 525-0821
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]           No [  ]

The number of Common Shares of the Company, $0.01 per share par value, outstanding as of April 30, 2000 was 1,000.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS




Part I    Financial Information

         Item 1      Financial Statements

                     Condensed Consolidated Balance Sheets as of March 31, 2000 (unaudited) and December 31, 1999...         3

                     Condensed Consolidated Statements of Operations for the three months ended March 31, 2000
                     and 1999 (unaudited)...........................................................................         4

                     Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and
                     1999 (unaudited)...............................................................................         5

                     Notes to Condensed Consolidated Financial Statements...........................................         6-14


         Item 2      Management's Discussion and Analysis of Financial Condition and Results of Operations..........         15-18


         Item 3      Quantitative and Qualitative Disclosures About Market Risk.....................................         19


Part II  Other Information

         Item 6      Exhibits and Reports on Form 8-K...............................................................         20

         Signature   ...............................................................................................         21

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

PART I:           FINANCIAL INFORMATION
ITEM I:           FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                   (UNAUDITED)
                                                                                    MARCH 31,        DECEMBER 31,
                                                                                      2000              1999
                                                                                      ----              ----
Current assets:
       Cash and cash equivalents                                                   $  2,986          $  4,057
       Accounts receivable, net of allowance for uncollectible
         accounts of $614 at March 31, 2000 and $610 at December 31, 1999            43,141            40,296
       Inventories                                                                   35,944            36,582
       Prepaid expenses and other current assets                                      1,474             1,451
       Deferred income taxes                                                          7,757             8,360
                                                                                   --------          --------
                            Total current assets                                     91,302            90,746

Property, plant and equipment, net                                                  117,111           119,611
Intangible and other assets, net                                                     88,631            91,687
Due from Stanadyne Automotive Holding Corp.                                           4,061             4,061
                                                                                   --------          --------
                            Total assets                                           $301,105          $306,105
                                                                                   ========          ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                           $  24,319         $  22,354
       Accrued liabilities                                                           29,655            27,788
       Current maturities of long-term debt                                           5,547             5,198
       Current installments of capital lease obligations                                699               819
                                                                                  ---------         ---------
                            Total current liabilities                                60,220            56,159

Long-term debt, excluding current maturities                                        124,165           135,671
Deferred income taxes                                                                 5,426             5,747
Capital lease obligations, excluding current installments                               405               592
Other noncurrent liabilities                                                         45,820            46,255
                                                                                  ---------         ---------
                            Total liabilities                                       236,036           244,424
                                                                                  ---------         ---------

Commitments and contingencies                                                            --                --

Stockholders' equity:
       Common stock                                                                      --                --
       Additional paid-in capital                                                    59,858            59,858
       Other accumulated comprehensive loss                                          (3,402)           (2,384)
       Retained earnings                                                              8,613             4,207
                                                                                  ---------         ---------
                            Total stockholders' equity                               65,069            61,681
                                                                                  ---------         ---------
              Total liabilities and stockholders' equity                          $ 301,105         $ 306,105
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

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                 (IN THOUSANDS)



                                                              3 Months           3 Months
                                                                Ended              Ended
                                                              March 31,          March 31,
                                                                2000               1999
                                                                ----               ----
Net sales                                                    $ 80,728          $ 66,147
Cost of goods sold                                             62,126            55,458
                                                             --------          --------

Gross profit                                                   18,602            10,689

Selling, general and administrative expenses                    7,987             7,201
Amortization of intangibles                                     1,451             1,468
Management fees                                                   275               275
                                                             --------          --------

Operating income                                                8,889             1,745

Interest, net                                                   3,146             3,593
                                                             --------          --------
Income (loss) before income taxes and
   extraordinary item                                           5,743            (1,848)

Income tax expense (benefit)                                    2,288              (875)
                                                             --------          --------

Income (loss) before extraordinary item                         3,455              (973)
Extraordinary gain related to early retirement of
   debt, net of tax expense of $634                               951                --
                                                             --------          --------

Net income (loss) applicable to common shareholders          $  4,406          $   (973)
                                                             ========          ========



           See notes to condensed consolidated financial statements.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)



                                                                    3 Months             3 Months
                                                                      Ended               Ended
                                                                    March 31,           March 31,
                                                                      2000                 1999
                                                                      ----                 ----

Cash flows from operating activities:
    Net income (loss)                                                $  4,406           $   (973)
    Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation and amortization                                     5,367              5,155
      Extraordinary gain, net of applicable income taxes                 (951)                --
      Deferred income taxes                                               310             (1,751)
      Loss on disposal of property, plant and equipment                    19                 30
      Changes in operating assets and liabilities                         622                544
                                                                     --------           --------
          Net cash provided by operating activities                     9,773              3,005
                                                                     --------           --------

Cash flows from investing activities:
    Capital expenditures                                               (2,054)            (2,529)
    Proceeds from disposal of property, plant and equipment                14                 56
                                                                     --------           --------
          Net cash used in investing activities                        (2,040)            (2,473)
                                                                     --------           --------

Cash flows from financing activities:
    Net borrowings on revolving credit facility                         3,701              1,196
    Principal payments on long-term debt                              (12,212)            (2,877)
    Payments of capital lease obligations                                (260)              (364)
                                                                     --------           --------
          Net cash used in financing activities                        (8,771)            (2,045)
                                                                     --------           --------

Cash and cash equivalents:
    Net decrease in cash and cash equivalents                          (1,038)            (1,513)
    Effect of exchange rate changes on cash                               (33)               (34)
    Cash and cash equivalents at beginning of period                    4,057              5,132
                                                                     --------           --------
    Cash and cash equivalents at end of period                       $  2,986           $  3,585
                                                                     ========           ========


           See notes to condensed consolidated financial statements.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)




(1)      SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The balance sheet as of December 31, 1999 is condensed financial information derived from the audited balance sheet. The interim financial statements are unaudited. The results of the operations and cash flows for the interim periods presented are not necessarily indicative of the results for the full year. These statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation for the periods presented. Certain amounts have been reclassified in the 1999 financial statements to conform to the 2000 presentation.


(2)      INVENTORIES

Components of inventory are as follows:

                                                        As of                    As of
                                                   March 31, 2000          December 31, 1999
                                                   --------------          -----------------
                          Raw materials                $ 2,142                 $ 1,968
                          Work-in-process               25,069                  24,891
                          Finished goods                 8,733                   9,723
                                                       -------                 -------
                                                       $35,944                 $36,582
                                                       =======                 =======


(3)      INCOME TAXES

The Company's effective income tax rate was 39.8% for the first three months of 2000, compared to a 47.3% benefit for the first three months of 1999. In 2000 the Company recorded $2.3 million of book tax expense on a pre-tax income of $5.7 million and in 1999 the Company recorded $0.9 million of book tax benefit on a pre-tax loss of $1.8 million. For both periods, the Company received benefits from Stanadyne Automotive Foreign Sales Corp. ("FSC"). The Company applies the annual tax rate to the quarterly earnings to provide consistent quarterly tax rates based on the estimated effective tax rate for the year. To the extent there are differences between components of planned and actual net income, the effective tax rate for the year could change and, in turn, have an impact on future quarterly tax rates.

(4)      LONG-TERM DEBT

Between January 25, 2000 and February 2, 2000, the Company retired $14.1 million in Senior Subordinated Notes ("Notes") at a discounted price of $11.5 million. As a result of the early retirement of the Notes, the Company realized a $1.0 million gain, net of income taxes and related unamortized debt issuance costs. The transactions were recorded as an extraordinary gain related to the early retirement of debt, net of tax expense.

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

The Company is subject to potential environmental liabilities as a result of various claims and legal actions, which are pending or may be asserted against the Company. Reserves for such liabilities have been established and no insurance recoveries have been anticipated in the determination of the reserves. In management's opinion, the aforementioned claims will be resolved without material adverse effect on the results of operations, financial position or cash flows of the Company.

(6)      COMPREHENSIVE INCOME

The Company's comprehensive income (loss) for the three months ended March 31, 2000 and 1999 are as follows:


                                                                   Three Months
                                                                  Ended March 31,
                                                                2000            1999
                                                                ----            ----
Net income (loss) applicable to common shareholders          $ 4,406           $  (973)
Other comprehensive loss, net of tax:
       Foreign currency translation adjustments               (1,018)           (1,241)
                                                             -------           -------
Comprehensive income (loss)                                  $ 3,388           $(2,214)
                                                             =======           =======

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


(7)      SEGMENTS

The Company has two reportable segments, the Diesel Systems Group (the "Diesel Group") and the Precision Engine Products Corp. ("Precision Engine"). The Diesel Group manufactures diesel fuel injection equipment including fuel pumps, injectors and filtration systems. This segment accounted for approximately 83% and 80% of the Company's revenues for the three months ended March 31, 2000 and 1999, respectively. Precision Engine manufactures roller-rocker arms, hydraulic valve lifters and lash adjusters for gasoline engines. Revenues for Precision Engine accounted for 17% and 20% of total revenues for the three months ended March 31, 2000 and 1999, respectively. The Company considers the Diesel Group and Precision Engine to be two distinct segments because the operating results of each are compiled, reviewed and managed separately. In addition, the products and services of each segment have an end use (gasoline versus diesel engines) which entails different engineering and marketing efforts. There were no inter-segment sales between the Diesel Group and Precision Engine for any of the periods presented.

The following summarizes key information used by the Company in evaluating the performance of each segment for the three months ended March 31, 2000 and 1999:

                                            AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                        DIESEL           PRECISION
                                        GROUP            ENGINE           ELIMINATIONS        TOTALS
                                        -----            ------           ------------        ------
Net sales                             $ 67,390          $ 13,338          $     --           $ 80,728
Gross profit                            16,436             2,166                --             18,602
Deprecation and amortization
  expense                                4,457               910                --              5,367
Operating income                         5,773             3,116                --              8,889
Net income                               2,597             1,809                --              4,406
Total assets                           267,458            53,486           (19,839)           301,105
Total capital expenditures               1,961                93                --              2,054



                                            AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                        DIESEL           PRECISION
                                        GROUP            ENGINE           ELIMINATIONS        TOTALS
                                        -----            ------           ------------        ------
Net sales                              $  52,955           $  13,192          $      --           $  66,147
Gross profit                               8,222               2,467                 --              10,689
Depreciation and amortization
  expense                                  4,350                 805                 --               5,155
Operating (loss) income                      (52)              1,797                 --               1,745
Net (loss) income                         (1,662)                689                 --                (973)
Total assets                             278,178              53,244            (15,502)            315,920
Total capital expenditures                 1,776                 753                 --               2,529

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


(8)      SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS

The Notes issued December 11, 1997 by the Company are guaranteed jointly, fully, severally and unconditionally by Precision Engine Products Corp. (the "Subsidiary Guarantor") on a subordinated basis and are not guaranteed by FSC, Stanadyne Automotive, SpA ("SpA") and Precision Engine Products LTDA. ("PEPL")(the "Non-Guarantor Subsidiaries").

Supplemental combining condensed financial statements for Stanadyne Automotive Corp. ("Parent"), the Subsidiary Guarantor and the Non-Guarantor Subsidiaries are presented below. Separate complete financial statements of the Subsidiary Guarantor are not presented because management has determined that they are not material to investors.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                               March 31, 2000
                                                                               --------------
                                                      Stanadyne
                                                     Automotive                                                  Stanadyne
                                                        Corp.     Subsidiary     Non-Guarantor                 Automotive Corp.
                                                       Parent      Guarantor     Subsidiaries   Eliminations   & Subsidiaries
                                                       ------      ---------     ------------   ------------   --------------
ASSETS
Current assets:
       Cash and cash equivalents                     $  2,337       $      4       $    173      $    472       $  2,986
       Accounts receivable, net                        30,258          9,069          3,814            --         43,141
       Inventories                                     23,982          7,627          4,716          (381)        35,944
       Other current assets                             6,601          1,214          1,416            --          9,231
                                                     --------      ---------       --------      --------       --------
       Total current assets                            63,178         17,914         10,119            91         91,302
Property, plant and equipment, net                     82,370         20,825         13,916            --        117,111
Intangible and other assets, net                       60,933         13,550         14,376          (228)        88,631
Investment in subsidiaries                             40,088           (448)            --       (39,640)(a)         --
Due from Stanadyne Automotive Holding Corp.             4,061             --             --            --          4,061
                                                     --------      ---------       --------      --------       --------
       Total assets                                  $250,630       $ 51,841       $ 38,411      $(39,777)      $301,105
                                                     ========      =========       ========      ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable and
         accrued liabilities                         $  41,403     $   7,226      $   5,346     $      (1)     $  53,974
       Current maturities of long-term
         debt and capital lease obligations              3,626            --          2,620            --          6,246
                                                     ---------     ---------      ---------     ---------      ---------
       Total current liabilities                        45,029         7,226          7,966            (1)        60,220
Long-term debt and capital lease obligations           124,165            --            405            --        124,570
Other noncurrent liabilities                            34,033        11,833          5,608          (228)        51,246
Intercompany accounts                                  (21,237)       12,934          7,995           308             --
Stockholders' equity                                    68,640        19,848         16,437       (39,856)(a)     65,069
                                                     ---------     ---------      ---------     ---------      ---------
       Total liabilities and stockholders' equity    $ 250,630     $  51,841      $  38,411     $ (39,777)     $ 301,105
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

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                             December 31, 1999
                                                                             -----------------
                                                     Stanadyne                                                 Stanadyne
                                                     Automotive                 Non-                           Automotive
                                                       Corp.       Subsidiary   Guarantor                        Corp.
                                                       Parent      Guarantor   Subsidiaries  Eliminations     & Subsidiaries
                                                       ------      ---------   ------------  -------------    --------------
ASSETS
Current assets:
       Cash and cash equivalents                     $  3,760      $      2     $    184     $    111         $  4,057
       Accounts receivable, net                        28,068         8,213        4,112          (97)          40,296
       Inventories                                     23,677         8,039        5,184         (318)          36,582
       Other current assets                             6,636         1,196        1,979           --            9,811
                                                     --------      --------     --------     --------         --------
       Total current assets                            62,141        17,450       11,459         (304)          90,746
Property, plant and equipment, net                     83,467        21,476       14,668           --          119,611
Intangible and other assets, net                       63,068        13,746       15,020         (147)(a)       91,687
Investment in subsidiaries                             36,516          (311)          --      (36,205)(b)           --
Due from Stanadyne Automotive Holding Corp.             4,061            --           --           --            4,061
                                                     --------      --------     --------     --------         --------
       Total assets                                  $249,253      $ 52,361     $ 41,147     $(36,656)        $306,105
                                                     ========      ========     ========     ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable and
         accrued liabilities                         $  37,857     $   6,511    $   5,842    $     (68)       $  50,142
       Current maturities of long-term
         debt and capital lease obligations              3,007            --        3,010           --            6,017
                                                     ---------     ---------    ---------    ---------        ---------
       Total current liabilities                        40,864         6,511        8,852          (68)          56,159
Long-term debt and capital lease obligations           135,671            --          592           --          136,263
Other noncurrent liabilities                            34,096        12,224        5,829         (147)(a)       52,002
Intercompany accounts                                  (25,498)       15,567       10,023          (92)              --
Stockholders' equity                                    64,120        18,059       15,851      (36,349)(b)       61,681
                                                     ---------     ---------    ---------    ---------        ---------
       Total liabilities and stockholders' equity    $ 249,253     $  52,361    $  41,147    $ (36,656)       $ 306,105
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

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                  Three Months Ended March 31, 2000
                                                                  ---------------------------------
                                             Stanadyne                                                        Stanadyne
                                             Automotive                                                       Automotive
                                               Corp.        Subsidiary    Non-Guarantor                          Corp.
                                              Parent        Guarantor     Subsidiaries     Eliminations      & Subsidiaries
                                              ------        ---------     ------------     ------------      --------------
Net sales                                   $ 61,947        $ 13,374        $  5,555        $   (148)(a)       $ 80,728
Cost of goods sold                            46,278          11,224           4,733            (109)(a)         62,126
                                            --------        --------        --------        --------           --------
       Gross profit                           15,669           2,150             822             (39)            18,602
Selling, general, administrative and
  other operating expenses (income)           12,966          (1,071)         (2,187)              5              9,713
                                            --------        --------        --------        --------           --------
       Operating income                        2,703           3,221           3,009             (44)             8,889
Interest, net                                  2,574             136             392              44              3,146
                                            --------        --------        --------        --------           --------
       Income (loss) before income
         taxes and extraordinary item            129           3,085           2,617             (88)             5,743
Income tax expense                               135           1,161             992              --              2,288
                                            --------        --------        --------        --------           --------
       (Loss) income before
         extraordinary item                       (6)          1,924           1,625             (88)             3,455
Extraordinary gain                               951              --              --              --                951
                                            --------        --------        --------        --------           --------
       Net income (loss)                    $    945        $  1,924        $  1,625        $    (88)          $  4,406
                                            ========        ========        ========        ========           ========


                                                                   Three Months Ended March 31, 1999
                                                                   ---------------------------------
                                               Stanadyne                                                         Stanadyne
                                               Automotive                                                        Automotive
                                                 Corp.         Subsidiary    Non-Guarantor                         Corp.
                                                Parent         Guarantor     Subsidiaries     Eliminations     & Subsidiaries
                                                ------         ---------     ------------     ------------     --------------
Net sales                                      $ 46,736        $ 13,192       $  6,457        $   (238)(a)       $ 66,147
Cost of goods sold                               38,368          10,725          6,576            (211)(a)         55,458
                                               --------        --------       --------        --------           --------
       Gross profit (loss)                        8,368           2,467           (119)            (27)            10,689
Selling, general, administrative and
  other operating expenses (income)               8,503             670           (130)            (99)             8,944
                                               --------        --------       --------        --------           --------
       Operating (loss) income                     (135)          1,797             11              72              1,745
Interest, net                                     2,744             364            485              --              3,593
                                               --------        --------       --------        --------           --------
       (Loss) income before income taxes         (2,879)          1,433           (474)             72             (1,848)
Income tax (benefit) expense                     (1,395)            744           (224)             --               (875)
                                               --------        --------       --------        --------           --------
       Net (loss) income                       $ (1,484)       $    689       $   (250)       $     72           $   (973)
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

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                    Three Months Ended March 31, 2000
                                                                    ---------------------------------
                                                 Stanadyne                                                     Stanadyne
                                                 Automotive                                                    Automotive
                                                    Corp.      Subsidiary     Non-Guarantor                       Corp.
                                                   Parent      Guarantor      Subsidiaries    Eliminations   & Subsidiaries
                                                   ------      ---------      ------------    ------------   --------------
Cash flows from operating activities:
       Net income (loss)                          $   945        $ 1,924        $ 1,625        $   (88)       $ 4,406
       Adjustments to reconcile net income
         (loss) to net cash provided by
         operating activities:
            Depreciation and amortization           4,106            904            357             --          5,367
            Extraordinary gain                       (951)            --             --             --           (951)
            Other adjustments                          82           (242)           489             --            329
            Changes in operating assets and
              liabilities                           4,592         (2,514)        (1,953)           497            622
                                                  -------        -------        -------        -------        -------
            Net cash provided by operating
              activities                            8,774             72            518            409          9,773
                                                  -------        -------        -------        -------        -------

Cash flows from investing activities:
       Capital expenditures                        (1,869)           (70)          (115)            --         (2,054)
       Proceeds from disposal of property,
          plant and equipment                          14             --             --             --             14
                                                  -------        -------        -------        -------        -------
            Net cash used in investing
              activities                           (1,855)           (70)          (115)            --         (2,040)
                                                  -------        -------        -------        -------        -------

Cash flows from financing activities:
       Net change in debt                          (8,341)            --           (430)            --         (8,771)
                                                  -------        -------        -------        -------        -------
            Net cash used in financing
              activities                           (8,341)            --           (430)            --         (8,771)
                                                  -------        -------        -------        -------        -------

Net (decrease) increase in cash and
  cash equivalents                                 (1,422)             2            (27)           409         (1,038)
Effect of exchange rate changes on cash                (1)            --             16            (48)           (33)
Cash and cash equivalents at
  beginning of period                               3,760              2            184            111          4,057
                                                  -------        -------        -------        -------        -------
       Cash and cash equivalents at
         end of period                            $ 2,337        $     4        $   173        $   472        $ 2,986
                                                  =======        =======        =======        =======        =======

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONCLUDED)

                                                                      Three Months Ended March 31, 1999
                                                                      ---------------------------------
                                                 Stanadyne                                                      Stanadyne
                                                 Automotive                                                     Automotive
                                                   Corp.        Subsidiary     Non-Guarantor                       Corp.
                                                   Parent       Guarantor      Subsidiaries    Eliminations    & Subsidiaries
                                                   ------       ---------      ------------    ------------    --------------

Cash flows from operating activities:
       Net (loss) income                          $(1,484)       $   689        $  (250)       $    72           $  (973)
       Adjustments to reconcile net (loss)
         income to net cash provided by
         (used in) operating activities:
            Depreciation and amortization           3,905            805            445             --             5,155
            Other adjustments                      (1,258)           (67)          (396)            --            (1,721)
            Changes in operating assets and
              liabilities                           5,732           (674)          (508)        (4,006)(a)           544
                                                  -------        -------        -------        -------           -------
            Net cash provided by (used in)
              operating activities                  6,895            753           (709)        (3,934)            3,005
                                                  -------        -------        -------        -------           -------

Cash flows from investing activities:
       Capital expenditures                        (1,474)          (753)          (302)            --            (2,529)
       Proceeds from disposal of property,
          plant and equipment                          56             --             --             --                56
       Investment in subsidiary                    (3,963)            --             --          3,963(a)             --
                                                  -------        -------        -------        -------           -------
            Net cash (used in) provided by
              investing activities                 (5,381)          (753)          (302)         3,963            (2,473)
                                                  -------        -------        -------        -------           -------

Cash flows from financing activities:
       Net change in debt                          (3,056)            --          1,011             --            (2,045)
                                                  -------        -------        -------        -------           -------
            Net cash (used in) provided by
              financing activities                 (3,056)            --          1,011             --            (2,045)
                                                  -------        -------        -------        -------           -------

Net (decrease) increase in cash and
  cash equivalents                                 (1,542)            --             --             29            (1,513)
Effect of exchange rate changes on cash                (3)            --             --            (31)              (34)
Cash and cash equivalents at
  beginning of period                               4,859              5              5            263             5,132
                                                  -------        -------        -------        -------           -------
       Cash and cash equivalents at
         end of period                            $ 3,314        $     5        $     5        $   261           $ 3,585
                                                  =======        =======        =======        =======           =======

       (a)  Elimination of investment in SpA.

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

Revenues for the first quarter of 2000 were 22% higher than the same period of 1999. Increased customer demand for pump and filter products produced by the Diesel Group accounted for substantially all of the difference, with first quarter sales for Precision Engine relatively unchanged. Gross profits improved with the higher sales volumes and reflect the mature savings from the profitability improvement programs completed in 1999. New productivity improvement programs were launched during the first quarter of 2000 in the Washington, North Carolina and Tallahassee, Florida facilities. Pre-production activity for the Brazilian subsidiary, PEPL, continued on schedule but a delay by Tritec Motors, LTDA has postponed the first production shipments from the original July, 2000 time frame to the fourth quarter. Strong first quarter results allowed the early retirement of $14.1 million of Notes, which resulted in an extraordinary gain of $1.0 million net of taxes.

(2)      BASIS OF PRESENTATION

The following table displays unaudited performance details for the periods shown. Net sales, cost of goods sold, gross profit, selling, general and administrative expense ("SG&A"), amortization of intangibles, management fees, operating income and net income (loss) of the Company are presented in thousands of dollars and as a percentage of net sales.

                                                                               Three Months Ended March 31,
                                                                               ----------------------------
                                                                              2000                       1999
                                                                              ----                       ----
                                                                         $           %              $           %
                                                                       ------      -----          ------      -----
Net sales.....................................................         80,728      100.0          66,147      100.0
Cost of goods sold........................................             62,126       77.0          55,458       83.8
Gross profit..................................................         18,602       23.0          10,689       16.2
SG&A.........................................................           7,987        9.9           7,201       10.9
Amortization of intangibles..............................               1,451        1.8           1,468        2.2
Management fees..........................................                 275        0.3             275        0.4
Operating income..........................................              8,889       11.0           1,745        2.6
Net income (loss)..........................................             4,406        5.5           (973)      (1.5)

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES



COMPARISON OF RESULTS OF OPERATIONS:

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Net Sales. Net sales for the first quarter of 2000 totaled $80.7 million and were 22.0% greater than the $66.1 million reported for the comparable period in 1999. This increase came primarily from higher sales in the Diesel Group, up $14.4 million or 27.3%, while Precision Engine sales increased by only $0.2 million or 1.1%. Higher sales in Diesel Group trace to increased demand for fuel pumps and filter products. Sales to fuel pump customers increased $13.6 million in comparison to the unusually low demand experienced in the first quarter of 1999. Although additional demand from General Motors for DS pumps and parts accounted for $9.4 million of the increase, the customer is proceeding with preparations for the discontinuance of the 6.5l engine program which will result in lower DS product sales later this year.

Gross Profit. Gross profit for the first quarter of 2000 increased to $18.6 million from $10.7 million for the same period in 1999 and increased as a percentage of net sales to 23.0% from 16.2%. All of the increase came from the Diesel Group, where gross profits as a percentage of net sales were 24.4% for the first quarter of 2000, up from 15.5% in the first quarter of 1999. In addition to the higher earnings on increased sales volumes in Diesel Group, gross profit in the first quarter of 2000 reflects the full benefits of the profitability improvement programs completed during 1999. Gross profits for Precision Engine were slightly less in 2000, at 16.2% of net sales for the first quarter, down from 18.7% in the first quarter of 1999 which included a $0.7 million savings in a liability established in 1998.

SG&A. SG&A for the first quarter of 2000 increased to $8.0 million from $7.2 million for the comparable period in 1999, representing an increase of $0.8 million or 10.9%. The higher 2000 SG&A expense is traceable to accrued bonus expenses based on higher earnings in Diesel Group and $0.2 million of PEPL startup costs in Precision Engine.

Amortization of Intangibles. Amortization of intangible assets was $1.5 million in the first quarter of both 2000 and 1999. Goodwill amortization in both first quarters was $0.5 million.

Operating Income. Operating income for the first quarter of 2000 increased to $8.9 million from $1.7 million in the first quarter of 1999, representing an increase of $7.2 million or 409.4%. As a percentage of net sales, operating income increased to 11.0% from 2.6%. This significant improvement was due to the higher gross profit reported in the Diesel Group noted above, slightly offset by higher SG&A expenses in both segments.

Net Income. Net income of $4.4 million in the first quarter of 2000 compared very favorably to the net loss of $1.0 million in the first quarter of 1999. In addition to the improved operating income, net income in the first quarter of 2000 reflects a $1.0 million extraordinary gain, net of taxes, on the early retirement of $14.1 million of Notes.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES



LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are cash flows from operations supplemented by borrowings under a revolving credit facility. The Company occasionally utilizes capital leasing and, for its Italian subsidiary Stanadyne Automotive, SpA, maintains overdraft facilities with local financial institutions.

Cash Flows From Operating Activities. Cash flows from operations for the three months ended March 31, 2000 and March 31, 1999 were $9.8 million and $3.0 million, respectively. Improved cash flows in 2000 were primarily the result of higher earnings and $0.6 million positive cash flow from changes in operating assets and liabilities. Cash flows provided by operations for the first three months of 1999 included lower earnings and a reduction in operating assets and liabilities totaling $0.5 million.

Cash Flows From Investing Activities. The Company's capital expenditures for the first three months of 2000 were $2.1 million compared to $2.5 million for the same period of 1999. Capital expenditures for 2000 included amounts primarily for cost reduction programs in the Diesel Group and general maintenance projects. Expenditures for 1999 included amounts for the completion of the vertical integration of the Chrysler roller-rocker product line in Precision Engine, cost reduction programs in the Diesel Group and general maintenance projects to existing facilities.

Cash Flows From Financing Activities. Cash flows from financing activities for the first three months ended March 31, 2000 resulted in a net reduction in cash of $8.8 million. Principal payments of long-term debt totaled $12.5 million, including an $11.5 million retirement of Notes with a face value of $14.1 million. As of March 31, 2000 borrowings under the revolving credit facility were $4.0 million. Overdraft borrowings of Stanadyne Automotive, SpA decreased $0.3 million. Scheduled payments of capital lease obligations totaled $0.2 million in the first three months of 2000.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES



(3)      NEW ACCOUNTING STANDARD

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

(4)      CAUTIONARY STATEMENT

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

Interest Rate Risk. The carrying value of the Company's revolving credit lines and term loans approximate fair value. The term loans are primarily LIBOR-based borrowings and are re-priced approximately every month based on prevailing market rates. A 10% change in the interest rate on the term loans would have increased or decreased the first three months of 2000 interest expense by $0.1 million. The 10-1/4% Notes bear interest at a fixed rate and, therefore, are not sensitive to interest rate fluctuation. The fair value of the Company's $76.0 million in Notes based on quoted market prices on March 31, 2000 was approximately $61.9 million.

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

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

PART II:  OTHER INFORMATION
ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits:

                  10.1.4   Consent Regarding Repurchase of Senior Subordinated
                           Notes dated January 24, 2000
                  27       Financial Data Schedule

         b. No report on Form 8-K was filed during the quarter ended March 31, 2000.

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


                                                 Stanadyne Automotive Corp.
                                                 --------------------------
                                                       (Registrant)

 Date:    May 9, 2000                            /s/ Michael H. Boyer
                                                 --------------------------
                                                     Michael H. Boyer
                                                     Vice President and
                                                       Chief Financial Officer

EXHIBIT INDEX:

                  10.1.4   Consent Regarding Repurchase of Senior Subordinated
                           Notes dated January 24, 2000
                  27       Financial Data Schedule

EXHIBIT 10.1.4

            CONSENT REGARDING REPURCHASE OF SENIOR SUBORDINATED NOTES

                                January 24, 2000


Stanadyne Automotive Corp.
92 Deerfield Road
Windsor, Connecticut 06095

 Attention:   Michael Boyer
             Chief Financial Officer

Ladies and Gentlemen:

                  Reference is made to that certain Credit Agreement dated as of December 11, 1997, as amended as of July 31, 1998 and February 8, 1999 (as so amended, the "CREDIT AGREEMENT", the terms defined therein being used herein as therein defined), among SAC Automotive, Inc., a Delaware corporation, Stanadyne Automotive Corp., a Delaware corporation, the financial institutions listed therein, Bank One, NA (successor to The First National Bank of Chicago), as Administrative Agent for Lenders, and DLJ Capital Funding, Inc., as Syndication Agent for Lenders.

                  On or prior to October 8, 1999, Company repurchased $10,0 million face amount of its Senior Subordinated Notes pursuant to a consent dated September 24, 1999 signed by Requisite Lenders. Company has informed Agents and Lenders that it desires to repurchase from time to time up an additional $20.0 million face amount of its Senior Subordinated Notes (the "REPURCHASE"). At the request of Company the undersigned Lenders, constituting Requisite Lenders under the Credit Agreement, hereby consent to the Repurchase; provided that (1) no more than $20.0 million face amount of the Senior Subordinated Notes shall be repurchased by Company and its Subsidiaries (such amount shall not include the $10.0 million face amount of its Senior Subordinated Notes previously repurchased by the Company); (2) the purchase price for any Senior Subordinated Note shall not exceed 95% of the face amount thereof (plus accrued interest);
(3) the Repurchase must be completed by June 30, 2001; (4) immediately after repurchase of any of the Senior Subordinated Notes and after giving effect thereto the lesser of (i) the aggregate amount of the Revolving Loan Commitments and (ii) the then applicable Borrowing Base exceeds the Total Utilization of Revolving Loan Commitments by at least $20.0 million; and (5) immediately after the repurchase of any of the Senior Subordinated Notes and after giving effect thereto, no Event of Default or Potential Event of Default shall have occurred and be continuing.

                  Without limiting the generality of the provisions of subsection 10.6 of the Credit Agreement, the consent set forth herein shall be limited precisely as written and is provided solely for the purpose of permitting Company to effect the Repurchase on the terms and conditions hereinabove set forth without violating the provisions of subsection 7.5 of the Credit Agreement, and this Consent does not constitute, nor should it be construed as, a waiver of compliance by

Company with respect to (i) subsection 7.5 of the Credit Agreement in any other instance or (ii) any other term, provision or condition of the Credit Agreement or any other instrument or agreement referred to therein (whether in connection with the Repurchase or otherwise).

                  In order to induce Lenders to enter into this Consent, Company, by its execution of a counterpart of this Consent, represents and warrants that after giving effect to this Consent and the Repurchase (a) no Event of Default or Potential Event of Default exists under the Credit Agreement, (b) all representations and warranties contained in the Credit Agreement and the other Loan Documents are true, correct and complete in all material respects on and as of the date hereof except to the extent such representations and warranties specifically relate to an earlier date, in which case they were true, correct and complete in all material respects on and as of such earlier date, and (c) Company has performed all agreements to be performed on its part as set forth in the Credit Agreement.

                  This Consent may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed an original, but all such counterparts together shall constitute but one and the same instrument. The consent set forth herein shall become effective as of the date hereof upon the execution of counterparts hereof by Company, Holdings and Subsidiary Guarantors and by Lenders constituting Requisite Lenders, receipt by Company and Agents of written or telephonic notification of such execution and authorization of delivery thereof and receipt by Administrative Agent, on behalf of each Lender who executes and delivers to Administrative Agent a counterpart of this Consent on or prior to January 24, 2000, a fee equal to one-eighth of one percent (.125%) of the sum of such Lender's Revolving Loan Exposure, Tranche A Term Loan Exposure and Tranche B Term Loan Exposure.

                  THIS CONSENT AND THE RIGHTS AND OBLIGATIONS OF THE PARTIES HEREUNDER SHALL BE GOVERNED BY, AND SHALL BE CONSTRUED AND ENFORCED IN ACCORDANCE WITH, THE INTERNAL LAWS OF THE STATE OF NEW YORK (INCLUDING WITHOUT LIMITATION SECTION 5-1401 OF THE GENERAL OBLIGATIONS LAW OF THE STATE OF NEW
YORK), WITHOUT REGARD TO CONFLICTS OF LAWS PRINCIPLES.

                                     AGENTS

                                     DLJ CAPITAL FUNDING, INC.,
                                     Individually as Syndication Agent

                                     By: /s/ Dana F. Klein
                                             Dana F. Klein
                                             Vice President


                                     BANK ONE, NA (successor to The First
                                     National Bank of Chicago), Individually
                                     and as Administrative Agent


                                     By: /s/ William H. Canney
                                             William H. Canney
                                             Vice President

                                     LENDERS

                                     ABN AMRO BANK N.V.


                                     By: /s/ John J. Mack
                                             John J. Mack
                                             Vice President

                                     By: /s/ David C. Sagers
                                             David C. Sagers
                                             Vice President

                                     BANKBOSTON, N.A.

                                     By: /s/ Garth J. Collins
                                             Garth J. Collins
                                             Director

                                     BANK OF SCOTLAND

                                     By: /s/ Annie Glynn
                                             Annie Glynn
                                             Senior Vice President


                                     DRESDNER BANK AG, NEW YORK AND GRAND
                                     CAYMAN BRANCHES

                                     By: /s/ Thomas R. Brady
                                             Thomas R. Brady
                                             Vice President

                                     By: /s/ John W. Sweeney
                                             John W. Sweeney
                                             Vice President


                                     NATIONAL CITY BANK

                                     By:


                                     PEOPLE'S BANK

                                     By: /s/ Michael T. Schweighoffer
                                             Michael T. Schweighoffer
                                             Vice President


                                     SENIOR DEBT PORTFOLIO

                                     BY:     BOSTON MANAGEMENT AND RESEARCH, as
                                             Investment Advisor


                                     By: /s/ Payson F. Swaffield
                                             Payson F. Swaffield
                                             Vice President

                                     SUMMIT BANK

                                     By: /s/ Christopher P. Kleczkowski
                                             Christopher P. Kleczkowski
                                             Vice President


                                     THE BANK OF NEW YORK

                                     By: /s/ Melinda White
                                             Melinda White
                                             Vice President


                                     VAN KAMPEN CLO I, LIMITED

                                     BY:      VAN KAMPEN MANAGEMENT INC. as
                                              Collateral Manager

                                     By: /s/ Darvin D. Pierce
                                             Darvin D. Pierce
                                             Vice President

                  By its execution of a counterpart of this Consent, the undersigned, as guarantor under that certain Holdings Guaranty dated as of December 11, 1997 or that certain Subsidiary Guaranty dated as of December 11, 1997 (the "GUARANTIES") in favor of Administrative Agent for the benefit of Lenders, each hereby acknowledges that it has read this Consent and consents to the terms thereof and further hereby confirms and agrees that, notwithstanding the effectiveness of this Consent, the obligations of the undersigned under the Guaranties shall not be impaired or affected and the Guaranties are, and shall continue to be, in full force and effect and are hereby confirmed and ratified in all respects.



                                     PRECISION ENGINE PRODUCTS CORP.

                                     By: /s/ Michael H. Boyer
                                     Title:  Vice President and Chief Financial
                                             Officer


                                     STANADYNE AUTOMOTIVE HOLDING CORP.

                                     By: /s/ Michael H. Boyer
                                     Title:  Vice President and Chief Financial
                                             Officer


Acknowledge and agreed as of the date first written above:

STANADYNE AUTOMOTIVE CORP.

By: /s/ Michael H. Boyer
Title:   Vice President and
         Chief Financial Officer