Form 10-Q
period 2000-06-30
STANADYNE AUTOMOTIVE CORP
filed 2000-08-14
CIK 1053439

                                   FORM 10 - Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2000

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

Yes [X]           No [ ]

The number of Common Shares of the Company, $0.01 per share par value, outstanding as of July 31, 2000 was 1,000.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS


Part I    Financial Information

         Item 1      Financial Statements

                     Condensed Consolidated Balance Sheets as of June 30, 2000 (unaudited) and December 31, 1999..           3

                     Condensed Consolidated Statements of Operations for the three months ended June 30, 2000 and
                     1999 (unaudited).............................................................................           4

                     Condensed Consolidated Statements of Operations for the six months ended June 30, 2000 and
                     1999 (unaudited).............................................................................           5

                     Condensed Consolidated Statements of Cash Flows for the six
                     months ended June 30, 2000 and 1999 (unaudited)..............................................           6

                     Notes to Condensed Consolidated Financial Statements (unaudited).............................        7-17


         Item 2      Management's Discussion and Analysis of Financial Condition
                     and Results of Operations....................................................................       18-22


         Item 3      Quantitative and Qualitative Disclosures About Market Risk..................................           23


Part II  Other Information

         Item 6      Exhibits and Reports on Form 8-K............................................................           24

         Signature...............................................................................................           25

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                        (UNAUDITED)
                                                                          JUNE 30,        DECEMBER 31,
                                                                            2000              1999
                                                                          ---------         ---------
                          ASSETS
Current assets:
  Cash and cash equivalents                                               $   4,899         $   4,057
  Accounts receivable, net of allowance for uncollectible
   accounts of $704 at June 30, 2000 and $610 at December 31, 1999           42,808            40,296
  Inventories                                                                36,600            36,582
  Prepaid expenses and other current assets                                   1,215             1,451
  Deferred income taxes                                                       7,609             8,360
                                                                          ---------         ---------
      Total current assets                                                   93,131            90,746

Property, plant and equipment, net                                          114,093           119,611
Intangible and other assets, net                                             86,769            91,687
Due from Stanadyne Automotive Holding Corp.                                   4,061             4,061
                                                                          ---------         ---------
      Total assets                                                        $ 298,054         $ 306,105
                                                                          =========         =========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                        $  22,588         $  22,354
  Accrued liabilities                                                        30,676            27,788
  Current maturities of long-term debt                                        5,906             5,198
  Current installments of capital lease obligations                             621               819
                                                                          ---------         ---------
      Total current liabilities                                              59,791            56,159

Long-term debt, excluding current maturities                                118,644           135,671
Deferred income taxes                                                         4,993             5,747
Capital lease obligations, excluding current installments                       234               592
Other noncurrent liabilities                                                 46,173            46,255
                                                                          ---------         ---------
      Total liabilities                                                     229,835           244,424
                                                                          ---------         ---------

Commitments and contingencies                                                    --                --

Stockholders' equity:
  Common stock                                                                   --                --
  Additional paid-in capital                                                 59,858            59,858
  Other accumulated comprehensive loss                                       (4,034)           (2,384)
  Retained earnings                                                          12,395             4,207
                                                                          ---------         ---------
      Total stockholders' equity                                             68,219            61,681
                                                                          ---------         ---------
    Total liabilities and stockholders' equity                            $ 298,054         $ 306,105
                                                                          =========         =========


           See notes to condensed consolidated financial statements.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                   3 Months        3 Months
                                                     Ended          Ended
                                                    June 30,       June 30,
                                                     2000           1999
                                                    -------        -------
Net sales                                           $82,918        $72,364
Cost of goods sold                                   62,277         58,078
                                                    -------        -------

Gross profit                                         20,641         14,286

Selling, general and administrative expenses          9,291          7,342
Amortization of intangibles                           1,435          1,479
Management fees                                         275            275
                                                    -------        -------

Operating income                                      9,640          5,190

Interest, net                                         2,909          3,522
                                                    -------        -------

Income before income taxes                            6,731          1,668

Income tax expense                                    2,949          1,193
                                                    -------        -------

Net income                                          $ 3,782        $   475
                                                    =======        =======


           See notes to condensed consolidated financial statements.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                              6 Months             6 Months
                                                               Ended                Ended
                                                              June 30,             June 30,
                                                               2000                  1999
                                                             ---------            ---------
Net sales                                                    $ 163,646            $ 138,511
Cost of goods sold                                             124,403              113,536
                                                             ---------            ---------

Gross profit                                                    39,243               24,975

Selling, general and administrative expenses                    17,278               14,543
Amortization of intangibles                                      2,886                2,947
Management fees                                                    550                  550
                                                             ---------            ---------

Operating income                                                18,529                6,935

Interest, net                                                    6,055                7,115
                                                             ---------            ---------
Income (loss) before income taxes and
extraordinary item                                              12,474                 (180)

Income tax expense                                               5,237                  318
                                                             ---------            ---------

Income (loss) before extraordinary item                          7,237                 (498)
Extraordinary gain related to early retirement of
debt, net of tax expense of $634                                   951                   --
                                                             ---------            ---------

Net income (loss)                                            $   8,188            $    (498)
                                                             =========            =========


           See notes to condensed consolidated financial statements.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                   6 Months              6 Months
                                                                    Ended                 Ended
                                                                   June 30,              June 30,
                                                                     2000                 1999
                                                                   --------             --------
Cash flows from operating activities:
  Net income (loss)                                                $  8,188             $   (498)
    Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
      Depreciation and amortization                                  10,720               10,299
      Extraordinary gain, net of applicable income taxes               (951)                  --
      Deferred income taxes                                              30               (1,562)
      Loss on disposal of property, plant and equipment                 140                   31
      Changes in operating assets and liabilities                       233                3,216
                                                                   --------             --------
      Net cash provided by operating activities                      18,360               11,486
                                                                   --------             --------

Cash flows from investing activities:
  Capital expenditures                                               (3,478)              (6,076)
  Proceeds from disposal of property, plant and equipment                15                   56
                                                                   --------             --------
      Net cash used in investing activities                          (3,463)              (6,020)
                                                                   --------             --------

Cash flows from financing activities:
  Net (payments) borrowings on revolving credit facility               (695)                 249
  Principal payments on long-term debt                              (12,920)              (3,645)
  Payments of capital lease obligations                                (479)                (697)
                                                                   --------             --------
      Net cash used in financing activities                         (14,094)              (4,093)
                                                                   --------             --------

Cash and cash equivalents:
  Net increase in cash and cash equivalents                             803                1,373
  Effect of exchange rate changes on cash                                39                    9
  Cash and cash equivalents at beginning of period                    4,057                5,132
                                                                   --------             --------
  Cash and cash equivalents at end of period                       $  4,899             $  6,514
                                                                   ========             ========


           See notes to condensed consolidated financial statements.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


(1)   SIGNIFICANT ACCOUNTING POLICIES

Description of Business. Stanadyne Automotive Corp. (the "Company") is a wholly-owned subsidiary of Stanadyne Automotive Holding Corp. ("Holdings"). A majority of the outstanding equity of Holdings is owned by American Industrial Partners Capital Fund II, L.P. ("AIP").

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all of the Company's wholly-owned subsidiaries:
Precision Engine Products Corp., Stanadyne Automotive SpA ("SpA"), Precision Engine Products LTDA ("PEPL") and Stanadyne Automotive Foreign Sales Corp. ("FSC"). Intercompany balances have been eliminated in consolidation.

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

(2)   INVENTORIES

Components of inventory are as follows:

                                              As of             As of
                                          June 30, 2000     December 31, 1999
                                          -------------     -----------------
                  Raw materials              $ 2,198            $ 1,968
                  Work-in-process             25,402             24,891
                  Finished goods               9,000              9,723
                                             -------            -------
                                             $36,600            $36,582
                                             =======            =======

(3)   INCOME TAXES

The Company's effective income tax rate before extraordinary gain was 42.0% for the first six months of 2000. In 2000 the Company recorded $5.2 million of tax expense on a pre-tax income of $12.5 million. In 1999 the Company recorded $0.3 million of tax expense on a pre-tax loss of $0.2 million because of the effect of foreign income taxes on net losses in Italy. For both periods, the Company received benefits from FSC. The Company applies the annual tax rate to the quarterly earnings to provide consistent quarterly tax rates based on the estimated effective tax rate for the year. To the extent there are differences between components of planned and

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


actual net income, the effective tax rate for the year could change and, in turn, have an impact on future quarterly tax rates.

(4)   LONG-TERM DEBT

The Company had $76.0 million and $90.0 million of Senior Subordinated Notes ("Notes") at an interest rate of 10.25% outstanding at June 30, 2000 and December 31, 1999, respectively. The Notes are due on December 15, 2007. In the first quarter of 2000, the Company retired $14.1 million in Notes at a discounted price of $11.5 million. As a result of the early retirement of the Notes, the Company realized a $1.0 million gain, net of income taxes and related unamortized debt issuance costs. The transactions were recorded as an extraordinary gain related to the early retirement of debt.

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

The Company is subject to potential environmental liabilities as a result of various claims and legal actions, which are pending or may be asserted against the Company. Reserves for such liabilities have been established and no insurance recoveries have been anticipated in the determination of the reserves. In management's opinion, the aforementioned claims will be resolved without material adverse effect on the results of operations, financial position or cash flows of the Company. Also, in conjunction with the acquisition of the Company from Metromedia on December 11, 1997, Metromedia agreed to partially indemnify the Company and AIP for certain environmental matters. The effect of this indemnification is to limit environmental exposure of known sites.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)



(6)   COMPREHENSIVE INCOME

The Company's comprehensive income (loss) for the three months ended June 30, 2000 and 1999 and the six months ended June 30, 2000 and 1999 are as follows:

                                                      Three Months                    Six Months
                                                     Ended June 30,                  Ended June 30,
                                                  2000            1999            2000            1999
                                                -------         -------         -------         -------
Net income (loss)                               $ 3,782         $   475         $ 8,188         $  (498)

Other comprehensive loss, net of tax:
    Foreign currency translation adjustments       (632)         (1,315)         (1,650)         (2,556)
                                                -------         -------         -------         -------

Comprehensive income (loss)                     $ 3,150         $  (840)        $ 6,538         $(3,054)
                                                =======         =======         =======         =======


(7)   SEGMENTS

The Company has two reportable segments, the Diesel Systems Group (the "Diesel Group") and the Precision Engine Products Corp. and its subsidiary ("Precision Engine"). The Diesel Group manufactures diesel fuel injection equipment including fuel pumps, injectors and filtration systems. This segment accounted for approximately 84% and 80% of the Company's revenues for both the three months ended June 30, 2000 and 1999 and for the six months ended June 30, 2000 and 1999, respectively. Precision Engine manufactures roller-rocker arms, hydraulic valve lifters and lash adjusters for gasoline engines. Revenues for Precision Engine accounted for approximately 16% and 20% of total revenues for the three months ended June 30, 2000 and 1999 and for the six months ended June 30, 2000 and 1999, respectively. The Company considers the Diesel Group and Precision Engine to be two distinct segments because the operating results of each are compiled, reviewed and managed separately. In addition, the products and services of each segment have an end use (diesel versus gasoline engines) which entails different engineering and marketing efforts. There were no inter-segment sales between the Diesel Group and Precision Engine for any of the periods presented.

The following summarizes key information used by the Company in evaluating the performance of each segment for the three months ended June 30, 2000 and 1999 and as of and for the six months ended June 30, 2000 and 1999:

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


                                                    FOR THE THREE MONTHS ENDED JUNE 30, 2000
                                                    ----------------------------------------
                                         DIESEL          PRECISION
                                         GROUP             ENGINE           ELIMINATIONS           TOTALS
                                         -----             ------           ------------           ------
Net sales                               $69,781            $13,137            $      --            $82,918
Gross profit                             18,262              2,379                   --             20,641
Deprecation and amortization
  expense                                 4,441                912                   --              5,353
Operating income                          8,795                845                   --              9,640
Net income                                3,379                403                   --              3,782
Total capital expenditures                1,203                221                   --              1,424


                                                    FOR THE THREE MONTHS ENDED JUNE 30, 1999
                                                    ----------------------------------------
                                           DIESEL            PRECISION
                                           GROUP               ENGINE             ELIMINATIONS           TOTALS
                                           -----               ------             ------------           ------
Net sales                                $ 57,765             $ 14,599            $        --            $ 72,364
Gross profit                               11,128                3,158                     --              14,286
Depreciation and amortization
  expense                                   4,339                  805                     --               5,144
Operating income                            3,200                1,990                     --               5,190
Net (loss) income                            (242)                 717                     --                 475
Total capital expenditures                  3,188                  359                     --               3,547


                                                 AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                                 ------------------------------------------------
                                          DIESEL          PRECISION
                                          GROUP             ENGINE            ELIMINATIONS           TOTALS
                                          -----             ------            ------------           ------
Net sales                               $137,171            $ 26,475            $     --             $163,646
Gross profit                              34,698               4,545                  --               39,243
Deprecation and amortization
  expense                                  8,898               1,822                  --               10,720
Operating income                          14,568               3,961                  --               18,529
Net income                                 5,976               2,212                  --                8,188
Total assets                             266,927              51,368             (20,241)             298,054
Total capital expenditures                 3,164                 314                  --                3,478

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


                                                    AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                        --------------------------------------------------------------------------
                                          DIESEL              PRECISION
                                          GROUP                ENGINE            ELIMINATIONS             TOTALS
                                        ---------             ---------          ------------            ---------
Net sales                               $ 110,720             $  27,791            $      --             $ 138,511
Gross profit                               19,350                 5,625                   --                24,975
Deprecation and amortization
  expense                                   8,689                 1,610                   --                10,299
Operating income                            3,148                 3,787                   --                 6,935
Net (loss) income                          (1,904)                1,406                   --                  (498)
Total assets                              278,198                52,851              (16,220)              314,829
Total capital expenditures                  4,964                 1,112                   --                 6,076


(8)   SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS

The Notes issued December 11, 1997 by the Company are guaranteed jointly, fully, severally and unconditionally by Precision Engine Products Corp. (the "Subsidiary Guarantor") on a subordinated basis and are not guaranteed by FSC, SpA and PEPL (the "Non-Guarantor Subsidiaries").

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

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                                  June 30, 2000
                                               ------------------------------------------------------------------------------------
                                                  Stanadyne                                                         Stanadyne
                                                Automotive Corp.    Subsidiary      Non-Guarantor                  Automotive Corp.
                                                    Parent          Guarantor       Subsidiaries    Eliminations   & Subsidiaries
                                                    ------          ---------       ------------    ------------   --------------
ASSETS
Current assets:
  Cash and cash equivalents                        $   4,438        $      13        $     181       $     267        $   4,899
  Accounts receivable, net                            30,419            8,027            4,362              --           42,808
  Inventories                                         25,114            7,726            4,107            (347)          36,600
  Other current assets                                 6,563            1,215            1,046              --            8,824
                                                   ---------        ---------        ---------       ---------        ---------
  Total current assets                                66,534           16,981            9,696             (80)          93,131
Property, plant and equipment, net                    80,388           20,214           13,491              --          114,093
Intangible and other assets, net                      59,771           13,355           13,964            (321) (a)      86,769
Investment in subsidiaries                            41,695             (654)              --         (41,041) (b)          --
Due from Stanadyne Automotive Holding Corp.            4,061               --               --              --            4,061
                                                   ---------        ---------        ---------       ---------        ---------
  Total assets                                     $ 252,449        $  49,896        $  37,151       $ (41,442)       $ 298,054
                                                   =========        =========        =========       =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and
   accrued liabilities                             $  41,010        $   7,263        $   4,992       $      (1)       $  53,264
  Current maturities of long-term
   debt and capital lease obligations                  4,393               --            2,134              --            6,527
                                                   ---------        ---------        ---------       ---------        ---------
  Total current liabilities                           45,403            7,263            7,126              (1)          59,791
Long-term debt and capital lease obligations         118,644               --              234              --          118,878
Other noncurrent liabilities                          34,335           11,689            5,463            (321) (a)      51,166
Intercompany accounts                                (18,342)          10,688            7,509             145               --
Stockholders' equity                                  72,409           20,256           16,819         (41,265) (b)      68,219
                                                   ---------        ---------        ---------       ---------        ---------
  Total liabilities and stockholders' equity       $ 252,449        $  49,896        $  37,151       $ (41,442)       $ 298,054
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

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)


                                                                               December 31, 1999
                                                ----------------------------------------------------------------------------------
                                                  Stanadyne                                                        Stanadyne
                                                Automotive Corp.   Subsidiary      Non-Guarantor                  Automotive Corp.
                                                    Parent         Guarantor       Subsidiaries   Eliminations    & Subsidiaries
                                                    ------         ---------       ------------   ------------    --------------
ASSETS
Current assets:
  Cash and cash equivalents                        $   3,760        $      2        $   184       $    111           $  4,057
  Accounts receivable, net                            28,068           8,213          4,112            (97)            40,296
  Inventories                                         23,677           8,039          5,184           (318)            36,582
  Other current assets                                 6,636           1,196          1,979             --              9,811
                                                   ---------        --------        -------       --------           --------
  Total current assets                                62,141          17,450         11,459           (304)            90,746
Property, plant and equipment, net                    83,467          21,476         14,668             --            119,611
Intangible and other assets, net                      63,068          13,746         15,020           (147) (a)        91,687
Investment in subsidiaries                            36,516            (311)            --        (36,205) (b)            --
Due from Stanadyne Automotive Holding Corp.            4,061              --             --             --              4,061
                                                   ---------        --------        -------       --------           --------
  Total assets                                     $ 249,253        $ 52,361        $41,147       $(36,656)          $306,105
                                                   =========        ========        =======       ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and
   accrued liabilities                             $  37,857        $  6,511        $ 5,842       $    (68)          $ 50,142
  Current maturities of long-term
   debt and capital lease obligations                  3,007              --          3,010             --              6,017
                                                   ---------        --------        -------       --------           --------
  Total current liabilities                           40,864           6,511          8,852            (68)            56,159
Long-term debt and capital lease obligations         135,671              --            592             --            136,263
Other noncurrent liabilities                          34,096          12,224          5,829           (147)(a)         52,002
Intercompany accounts                                (25,498)         15,567         10,023            (92)                --
Stockholders' equity                                  64,120          18,059         15,851        (36,349)(b)         61,681
                                                   ---------        --------        -------       --------           --------
  Total liabilities and stockholders' equity       $ 249,253        $ 52,361        $41,147       $(36,656)          $306,105
                                                   =========        ========        =======       ========           ========

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

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                          Three Months Ended June 30, 2000
                                               ------------------------------------------------------------------------------------
                                                  Stanadyne                                                            Stanadyne
                                               Automotive Corp.   Subsidiary       Non-Guarantor                    Automotive Corp.
                                                   Parent          Guarantor        Subsidiaries     Eliminations    & Subsidiaries
                                                   ------          ---------        ------------     ------------    --------------
Net sales                                          $64,252          $ 13,137           $ 5,592           $(63)(a)        $82,918
Cost of goods sold                                  46,851            10,742             4,746            (62)(a)         62,277
                                                   -------          --------           -------           ----            -------
  Gross profit                                      17,401             2,395               846             (1)            20,641
Selling, general, administrative and
 other operating expenses                            9,161             1,332               549            (41)(b)         11,001
Intercompany FSC commissions and reduction
 of intercompany pushdown debt (c)                   1,288                (9)           (1,272)            (7)                --
                                                   -------          --------           -------           ----            -------
  Operating income                                   6,952             1,072             1,569             47              9,640
Interest, net                                        2,402                97               370             40(b)           2,909
                                                   -------          --------           -------           ----            -------
  Income before income taxes                         4,550               975             1,199              7              6,731
Income tax expense                                   2,390               359               200             --              2,949
                                                   -------          --------           -------           ----            -------
  Net income                                       $ 2,160          $    616           $   999           $  7            $ 3,782
                                                   =======          ========           =======           ====            =======


                                                                         Three Months Ended June 30, 1999
                                               ------------------------------------------------------------------------------------
                                                  Stanadyne                                                            Stanadyne
                                               Automotive Corp.   Subsidiary       Non-Guarantor                    Automotive Corp.
                                                   Parent          Guarantor        Subsidiaries     Eliminations    & Subsidiaries
                                                   ------          ---------        ------------     ------------    --------------
Net sales                                          $ 51,719          $ 14,599          $ 6,150          $(104)(a)         $72,364
Cost of goods sold                                   40,907            11,441            5,815            (85)(a)          58,078
                                                   --------          --------          -------          -----             -------
  Gross profit                                       10,812             3,158              335            (19)             14,286
Selling, general, administrative and
 other operating expenses                             7,395             1,235              466             --               9,096
Intercompany FSC commissions and reduction
 of intercompany pushdown debt (c)                      637               (94)            (564)            21                  --
                                                   --------          --------          -------          -----             -------
  Operating income                                    2,780             2,017              433            (40)              5,190
Interest, net                                         2,813               315              412            (18)              3,522
                                                   --------          --------          -------          -----             -------
  (Loss) income before income taxes                     (33)            1,702               21            (22)              1,668
Income tax (benefit) expense                           (189)              955              427             --               1,193
                                                   --------          --------          -------          -----             -------
  Net income (loss)                                $    156          $    747          $  (406)         $ (22)            $   475
                                                   ========          ========          =======          =====             =======

(a) Elimination of intercompany sales and cost of sales from Stanadyne Automotive, SpA to Parent.

(b)   Elimination of intercompany lease activity between PEPC and PEPL.

(c) Reduction of intercompany pushdown debt previously established in purchase accounting.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)


                                                                          Six Months Ended June 30, 2000
                                               ------------------------------------------------------------------------------------
                                                  Stanadyne                                                            Stanadyne
                                               Automotive Corp.   Subsidiary       Non-Guarantor                    Automotive Corp.
                                                   Parent          Guarantor        Subsidiaries     Eliminations    & Subsidiaries
                                                   ------          ---------        ------------     ------------    --------------
Net sales                                          $126,199         $ 26,511          $ 11,147          $(211)(a)       $163,646
Cost of goods sold                                   93,129           21,966             9,479           (171)(a)        124,403
                                                   --------         --------          --------          -----           --------
  Gross profit                                       33,070            4,545             1,668            (40)            39,243
Selling, general, administrative and
 other operating expenses                            17,214            2,490             1,095            (85)(b)         20,714
Intercompany FSC commissions and reduction
 of intercompany pushdown debt (c)                    6,201           (2,238)           (4,005)            42                 --
                                                   --------         --------          --------          -----           --------
  Operating income                                    9,655            4,293             4,578              3             18,529
Interest, net                                         4,976              233               762             84 (b)          6,055
                                                   --------         --------          --------          -----           --------
  Income before income
  taxes and extraordinary item                        4,679            4,060             3,816            (81)            12,474
Income tax expense                                    2,525            1,520             1,192             --              5,237
                                                   --------         --------          --------          -----           --------
  Income before
   extraordinary item                                 2,154            2,540             2,624            (81)             7,237
Extraordinary gain                                      951               --                --             --                951
                                                   --------         --------          --------          -----           --------
  Net income                                       $  3,105         $  2,540          $  2,624          $ (81)          $  8,188
                                                   ========         ========          ========          =====           ========


                                                                         Six Months Ended June 30, 1999
                                               ------------------------------------------------------------------------------------
                                                  Stanadyne                                                            Stanadyne
                                               Automotive Corp.   Subsidiary       Non-Guarantor                    Automotive Corp.
                                                   Parent          Guarantor        Subsidiaries     Eliminations    & Subsidiaries
                                                   ------          ---------        ------------     ------------    --------------
Net sales                                          $ 98,455          $ 27,791         $ 12,607         $(342)(a)       $ 138,511
Cost of goods sold                                   79,275            22,166           12,391          (296)(a)         113,536
                                                   --------          --------         --------         -----           ---------
  Gross profit                                       19,180             5,625              216           (46)             24,975
Selling, general, administrative and
 other operating expenses                            14,820             2,301              919            --              18,040
Intercompany FSC commissions and reduction
 of intercompany pushdown debt (c)                    1,715              (490)          (1,147)          (78)                 --
                                                   --------          --------         --------         -----           ---------
  Operating income                                    2,645             3,814              444            32               6,935
Interest, net                                         5,557               679              897           (18)              7,115
                                                   --------          --------         --------         -----           ---------
  (Loss) income before income taxes                  (2,912)            3,135             (453)           50                (180)
Income tax (benefit) expense                         (1,584)            1,699              203            --                 318
                                                   --------          --------         --------         -----           ---------
  Net (loss) income                                $ (1,328)         $  1,436         $   (656)        $  50           $    (498)
                                                   ========          ========         ========         =====           =========


(a) Elimination of intercompany sales and cost of sales from Stanadyne Automotive, SpA to Parent.

(b)   Elimination of intercompany lease activity between PEPC and PEPL.

(c) Reduction of intercompany pushdown debt previously established in purchase accounting.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                        Six Months Ended June 30, 2000
                                               ------------------------------------------------------------------------------------
                                                  Stanadyne                                                            Stanadyne
                                               Automotive Corp.   Subsidiary       Non-Guarantor                    Automotive Corp.
                                                   Parent          Guarantor        Subsidiaries     Eliminations    & Subsidiaries
                                                   ------          ---------        ------------     ------------    --------------
Cash flows from operating activities:
  Net income                                    $  3,105          $ 2,540          $ 2,624          $ (81)         $  8,188
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
      Depreciation and amortization                8,218            1,808              694             --            10,720
      Extraordinary gain                            (951)              --               --             --              (951)
      Other adjustments                              228             (570)             512             --               170
      Changes in operating assets and
       liabilities                                 6,127           (3,599)          (2,503)           208               233
                                                --------          -------          -------          -----          --------
      Net cash provided by
       operating activities                       16,727              179            1,327            127            18,360
                                                --------          -------          -------          -----          --------

Cash flows from investing activities:
  Capital expenditures                            (2,968)            (168)            (342)            --            (3,478)
  Proceeds from disposal of property,
   plant and equipment                                14               --                1             --                15
                                                --------          -------          -------          -----          --------
      Net cash used in
       investing activities                       (2,954)            (168)            (341)            --            (3,463)
                                                --------          -------          -------          -----          --------
Cash flows from financing activities:
  Net change in debt                             (13,094)              --           (1,000)            --           (14,094)
                                                --------          -------          -------          -----          --------
    Net cash used in
     financing activities                        (13,094)              --           (1,000)            --           (14,094)
                                                --------          -------          -------          -----          --------

Net increase (decrease) in cash and
 cash equivalents                                    679               11              (14)           127               803
Effect of exchange rate changes on cash               (1)              --               11             29                39
Cash and cash equivalents at
 beginning of period                               3,760                2              184            111             4,057
                                                --------          -------          -------          -----          --------
  Cash and cash equivalents at
   end of period                                $  4,438          $    13          $   181          $ 267          $  4,899
                                                ========          =======          =======          =====          ========

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONCLUDED)

                                                                             Six Months Ended June 30, 1999
                                               ------------------------------------------------------------------------------------
                                                  Stanadyne                                                            Stanadyne
                                               Automotive Corp.   Subsidiary       Non-Guarantor                    Automotive Corp.
                                                   Parent          Guarantor        Subsidiaries     Eliminations    & Subsidiaries
                                                   ------          ---------        ------------     ------------    --------------
Cash flows from operating activities:
  Net (loss) income                             $ (1,328)         $ 1,436          $  (656)          $    50          $   (498)
  Adjustments to reconcile net (loss)
   income to net cash provided by
   (used in) operating activities:
     Depreciation and amortization                 7,827            1,610              862                --            10,299
     Other adjustments                            (1,237)            (215)             (79)               --            (1,531)
     Changes in operating assets and
       liabilities                                 8,615           (1,735)          (3,517)             (147)            3,216
                                                --------          -------          -------           -------          --------
     Net cash provided by (used in)
       operating activities                       13,877            1,096           (3,390)              (97)           11,486
                                                --------          -------          -------           -------          --------

Cash flows from investing activities:
  Capital expenditures                            (4,620)          (1,063)            (393)               --            (6,076)
  Proceeds from disposal of property,
   plant and equipment                                56               --               --                --                56
  Investment in subsidiary                        (3,963)             (29)              --           3,992 (a)              --
                                                --------          -------          -------           -------          --------
   Net cash (used in) provided by
    investing activities                          (8,527)          (1,092)            (393)            3,992            (6,020)
                                                --------          -------          -------           -------          --------

Cash flows from financing activities:
  Net change in debt                              (3,981)              --             (112)               --            (4,093)
  Net change in equity                                --               --            3,992           (3,992) (a)            --
                                                --------          -------          -------           -------          --------
    Net cash (used in) provided by
     financing activities                         (3,981)              --            3,880            (3,992)           (4,093)
                                                --------          -------          -------           -------          --------

Net increase (decrease) in cash and
 cash equivalents                                  1,369                4               97               (97)            1,373
Effect of exchange rate changes on cash               42               --               (2)              (31)                9
Cash and cash equivalents at
 beginning of period                               4,859                5                5               263             5,132
                                                --------          -------          -------           -------          --------
  Cash and cash equivalents at
   end of period                                $  6,270          $     9          $   100           $   135          $  6,514
                                                ========          =======          =======           =======          ========


(a)   Elimination of investment in SpA and PEPL.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

ITEM 2:           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


(1)   OVERVIEW

The Company is a leading designer and manufacturer of highly-engineered, precision manufactured engine components. The Company's two reporting segments are the Diesel Group, which manufactures diesel fuel injection equipment including fuel pumps, injectors and filtration systems, and Precision Engine, which manufactures roller-rocker arms, hydraulic valve lifters and lash adjusters for gasoline engines. Detailed segment information can be found in
Note 7 of Notes to Condensed Consolidated Financial Statements.

Net sales in the second quarter of 2000 were 14.6% higher than the same period a year ago and 18.1% higher through the first six months. All of the increase was produced by the Diesel Group, where strong customer demand for fuel pumps and filter products continued through the second quarter. Gross profits, already benefiting from the higher sales volumes, were further enhanced through productivity improvement programs completed during the second quarter of 2000 in the Washington, North Carolina and Tallahassee, Florida facilities. Activity for the Brazilian subsidiary, PEPL, was limited due to Tritec Motors, LTDA postponement of the first production shipments from the original July, 2000 timeframe to the fourth quarter of 2000.

(2)   BASIS OF PRESENTATION

The following table displays unaudited performance details for the periods shown. Net sales, cost of goods sold, gross profit, selling, general and administrative expense ("SG&A"), amortization of intangibles, management fees, operating income and net income (loss) of the Company are presented in thousands of dollars and as a percentage of net sales.

                                           Three Months Ended June 30,                     Six Months Ended June 30,
                                           2000                   1999                   2000                      1999
                                      $            %        $             %         $             %          $              %
                                   ------        -----    ------        -----    -------        -----     -------         -----
Net sales ...................      82,918        100.0    72,364        100.0    163,646        100.0     138,511         100.0
Cost of goods sold ..........      62,277         75.1    58,078         80.3    124,403         76.0     113,536          82.0
Gross profit ................      20,641         24.9    14,286         19.7     39,243         24.0      24,975          18.0
SG&A ........................       9,291         11.2     7,342         10.1     17,278         10.6      14,543          10.5
Amortization of intangibles .       1,435          1.7     1,479          2.0      2,886          1.8       2,947           2.1
Management fees .............         275          0.3       275          0.4        550          0.3         550           0.4
Operating income ............       9,640         11.6     5,190          7.2     18,529         11.3       6,935           5.0
Net income (loss) ...........       3,782          4.6       475          0.7      8,188          5.0        (498)         (0.4)

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES



COMPARISON OF RESULTS OF OPERATIONS:

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Net Sales. Net sales for the second quarter of 2000 totaled $82.9 million and were 14.6% greater than the $72.4 million reported for the comparable period in 1999. This increase came from higher sales in the Diesel Group, up $12.0 million or 20.8%, while Precision Engine sales decreased by $1.5 million or 10.0%. Higher sales in Diesel Group were lead by increased demand for fuel pumps and filter products, resulting in $11.8 million of additional second quarter revenues. Approximately $5.7 million of this increase was due to additional demand from General Motors for DS pumps and parts. While total sales of General Motors DS pumps and parts for the three months ended June 30, 2000 were $13.6 million, the customer is proceeding with preparations for the discontinuance of the 6.5l engine program which will result in lower DS product sales, possibly as soon as later this year. The sales decline in Precision Engine was due to reduced demand from Chrysler for roller-rocker arms and from Ford for roller tappets, in both cases due to reduced vehicle sales.

Gross Profit. Gross profit for the second quarter of 2000 increased to $20.6 million from $14.3 million for the same period in 1999 and increased as a percentage of net sales to 24.9% from 19.7%. All of the increase came from the Diesel Group, where gross profits as a percentage of net sales improved to 26.2% from 19.3%. In addition to the higher earnings on increased sales volumes in Diesel Group, gross profits in the second quarter of 2000 reflect the full benefits of the profitability improvement programs completed in 1999 and partial benefits from a program completed during the quarter in the Washington, North Carolina facility. Gross profits for Precision Engine were lower in 2000 at 18.1% of net sales for the second quarter, down from 21.6% in the second quarter of 1999. Lower earnings on reduced sales volumes were partially offset by a profitability improvement program completed during the quarter in the Tallahassee, Florida facility.

SG&A. SG&A for the second quarter of 2000 increased to $9.3 million from $7.3 million for the comparable period in 1999, representing an increase of $2.0 million or 26.5%. The higher 2000 SG&A expense is partially traceable to $0.7 million associated with an unsuccessful union organizing effort by the UAW at the Windsor, Connecticut facility. Additional SG&A expense in the second quarter of 2000 was also driven by accrued bonuses based on higher earnings in Diesel Group and $0.2 million of PEPL startup costs in Precision Engine.

Amortization of Intangibles. Amortization of intangible assets was $1.4 million in both the second quarter of 2000 and 1999. Goodwill amortization in both second quarters was $0.5 million.

Operating Income. Operating income for the second quarter of 2000 totaled $9.6 million versus $5.2 million in the second quarter of 1999, representing an increase of $4.4 million or 85.7%. As

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES


a percentage of net sales, operating income increased to 11.6% from 7.2%. This significant improvement was due to the higher gross profit reported in the Diesel Group noted above, partially offset by higher SG&A expenses in both segments.

Net Income. Net income in the second quarter of 2000 totaled $3.8 million versus $0.5 million for the same period in 1999. Net income in 2000 versus 1999 was driven by higher operating income and lower interest expense due to partial retirement of the Notes, somewhat offset by higher income tax expense.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Net Sales. Net sales for the first six months of 2000 totaled $163.6 million and were 18.1% greater than the $138.5 million reported for the same period in 1999. Higher sales in Diesel Group, up $26.5 million or 23.9%, trace to increased demand for fuel pumps and record-breaking sales of filter products. Sales of fuel pump products increased $22.6 million, with $13.3 million derived from General Motors DS pump and spare part shipments. While total sales of General Motors DS pumps and parts for the six months ended June 30, 2000 were $27.5 million, the customer continues preparation for the discontinuance of the 6.5l engine program which will result in lower DS product sales, possibly as soon as later this year. Precision Engine sales for the first six months of 2000 decreased by $1.3 million or 4.7% versus the same period a year ago, due to lower demand from both Chrysler and Ford, in both cases due to reduced vehicle sales.

Gross Profit. Gross profit for the first six months of 2000 increased to $39.2 million from $25.0 million for the comparable period in 1999 and increased as a percentage of net sales to 24.0% from 18.0%. Reflective of the strong customer demand for fuel pumps and filter products, all of this increase came from the Diesel Group, where gross profit as a percentage of net sales was 25.3% for the first six months of 2000, up from 17.5% in the first six months of 1999. In addition to the higher earnings on increased sales volumes in Diesel Group, gross profit in the first six months of 2000 reflects the full benefits of the profitability improvement programs completed during 1999 and partial benefit from programs completed during the second quarter of 2000 in the Washington, North Carolina and Tallahassee, Florida facilities. Gross profits for Precision Engine were less in 2000, at 17.2% of net sales for the first six months, down from 20.2% in the first six months of 1999 which included a $0.7 million savings in a liability established in 1998.

SG&A. SG&A for the first six months of 2000 increased to $17.3 million from $14.5 million for the comparable period in 1999, representing an increase of $2.8 million or 18.8%. Most of this increase is traceable to accrued bonus expenses based on higher earnings in Diesel Group, $0.4 million of PEPL startup costs in Precision Engine and $0.7 million associated with an unsuccessful union organizing effort by the UAW at the Windsor, Connecticut facility.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES


Amortization of Intangibles. Amortization of intangible assets was $2.9 million in the first six months of both 2000 and 1999. Goodwill amortization in both first six month periods was $1.0 million.

Operating Income. Operating income for the first six months of 2000 totaled $18.5 million as compared to $6.9 million in the first six months of 1999, representing an increase of $11.6 million or 167.2%. As a percentage of net sales, operating income increased to 11.3% from 5.0%. This significant improvement was due to the higher gross profit reported in the Diesel Group noted above, slightly offset by higher SG&A expenses in both segments.

Net Income. Net income in the first 6 months of 2000 totaled $8.2 million versus a net loss of $0.5 million in the first six months of 1999. Net income in 2000 versus 1999 was driven by higher operating income and lower interest expense due to partial retirement of the Notes, somewhat offset by higher income tax expense. In addition, net income in the first six months of 2000 includes a $1.0 million extraordinary gain, net of taxes and unamortized debt issuance costs, on the early retirement of $14.1 million of Notes.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are cash flows from operations supplemented by a revolving credit facility of which $26.4 million was available for borrowings as of June 30, 2000. The Company occasionally utilizes capital leasing and, for its Italian subsidiary Stanadyne Automotive, SpA, maintains overdraft facilities with local financial institutions.

Cash Flows From Operating Activities. Fueled by higher earnings in the Diesel Group, cash flows from operations for the six months ended June 30, 2000 totaled $18.4 million as compared to $11.5 million for the same period of 1999. Cash flows from operations, other than changes in assets and liabilities, in 2000 totaled $18.1 million and were $9.9 million greater than the $8.3 million reported in 1999. Despite the higher level of business in 2000, changes in operating assets and liabilities this year still provided $0.2 million in positive cash flow versus $3.2 million for the first six months of 1999.

Cash Flows From Investing Activities. The Company's capital expenditures for the first six months of 2000 were $3.5 million compared to $6.1 million for the same period of 1999. Capital expenditures for 2000 included amounts primarily for cost reduction programs in the Diesel Group and general maintenance projects. Expenditures in 1999 included $0.3 million in Precision Engine for the completion of the vertical integration of the Chrysler roller-rocker product line and $0.6 million for equipment in PEPL, cost reduction programs in the Diesel Group and general maintenance projects to existing facilities.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES


Cash Flows From Financing Activities. Cash flows from financing activities for the six months ended June 30, 2000 resulted in a net reduction in cash of $14.1 million. Principal payments of long-term debt totaled $12.9 million, including an $11.5 million retirement of Notes with a face value of $14.1 million. As of June 30, 2000 there were no borrowings under the revolving credit facility. Overdraft borrowings of Stanadyne Automotive, SpA decreased $0.7 million. Scheduled payments of capital lease obligations totaled $0.5 million in the first six months of 2000.

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

(4)   CAUTIONARY STATEMENT

This quarterly report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements with respect to the financial condition, results of operations and business of the Company and management's discussion and analysis of financial condition and results of operations. All of these forward-looking statements are based on estimates and assumptions made by the management of the Company which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such estimates and statements. No assurance can be given that any such estimates will be realized, and it is likely that actual results will differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (1) increased competition; (2) increased costs; (3) loss or retirement of key members of management; (4) increases in the Company's cost of borrowing or inability or unavailability of additional debt or equity capital; (5) adverse state or federal legislation or regulation or adverse determinations in pending litigation; and (6) changes in general economic conditions and/or in the markets in which the Company competes. Many of such factors are beyond the control of the Company and its management.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES


ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks which include changes in interest rates and changes in foreign currency exchange rates as measured against the U.S. dollar.

Interest Rate Risk. The carrying value of the Company's revolving credit lines and term loans approximate fair value. The term loans are primarily LIBOR-based borrowings and are re-priced approximately every month based on prevailing market rates. A 10% change in the interest rate on the term loans would have increased or decreased the first six months of 2000 interest expense by $0.2 million. The 10-1/4% Notes bear interest at a fixed rate and, therefore, are not sensitive to interest rate fluctuation. The fair value of the Company's $76.0 million in Notes based on quoted market prices on June 30, 2000 was approximately $62.7 million.

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

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES


PART II:  OTHER INFORMATION
ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K


      a.    Exhibits:

                  10.15 Severance Benefits Agreement by and between Stanadyne
                        Automotive Corp. and Leon Janik dated as of May 25, 2000

                  27    Financial Data Schedule



      b. No report on Form 8-K was filed during the quarter ended June 30, 2000.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES






                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Stanadyne Automotive Corp.
                                        --------------------------
                                                (Registrant)


Date: August 14, 2000                   /s/ Michael H. Boyer
      ---------------                   -----------------------------
                                        Michael H. Boyer
                                        Vice President and
                                         Chief Financial Officer

EXHIBIT INDEX:

            10.15 Severance Benefits Agreement by and between Stanadyne
                  Automotive Corp. and Leon Janik dated as of May 25, 2000

            27    Financial Data Schedule