Form 10-Q
period 2000-09-30
STANADYNE AUTOMOTIVE CORP
filed 2000-11-14
CIK 1053439

                                   FORM 10 - Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2000

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------   ---------------------

Commission File Number 333-45823



                           STANADYNE AUTOMOTIVE CORP.
             (Exact name of registrant as specified in its charter)


            Delaware                                           22-2940378
(State or other jurisdiction of                          (I.R.S. Employer I.D.)
incorporation or organization)


92 Deerfield Road, Windsor, Connecticut                        06095-4209
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

Yes [X]           No [  ]

The number of Common Shares of the Company, $0.01 per share par value, outstanding as of October 31, 2000 was 1,000.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS

Part I    Financial Information

         Item 1      Financial Statements

                     Condensed Consolidated Balance Sheets as of September 30, 2000
                     (unaudited) and December 31, 1999 .......................................       3

                     Condensed Consolidated Statements of Operations for the three months
                     ended September 30, 2000 and 1999 (unaudited)............................       4

                     Condensed Consolidated Statements of Operations for the nine months
                     ended September 30, 2000 and 1999 (unaudited)............................       5

                     Condensed Consolidated Statements of Cash Flows for the nine
                     months ended September 30, 2000 and 1999 (unaudited).....................       6

                     Notes to Condensed Consolidated Financial Statements (unaudited).........    7-17


         Item 2      Management's Discussion and Analysis of Financial Condition
                     and Results of Operations................................................   18-23


         Item 3      Quantitative and Qualitative Disclosures About Market Risk...............      24


Part II  Other Information

         Item 6      Exhibits and Reports on Form 8-K............................................................25

         Signature   ............................................................................................26

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                 (UNAUDITED)
                                                                                 SEPTEMBER 30,     DECEMBER 31,
                           ASSETS                                                    2000             1999
                                                                                     ----             ----
Current assets:
       Cash and cash equivalents                                                   $   9,316       $   4,057
       Accounts receivable, net of allowance for uncollectible
         accounts of $554 at September 30, 2000 and $610 at December 31, 1999         40,230          40,296
       Inventories                                                                    34,489          36,582
       Prepaid expenses and other current assets                                       1,038           1,451
       Deferred income taxes                                                           7,565           8,360
                                                                                   ---------       ---------
                            Total current assets                                      92,638          90,746

Property, plant and equipment, net                                                   111,373         119,611
Intangible and other assets, net                                                      84,593          91,687
Due from Stanadyne Automotive Holding Corp.                                            4,061           4,061
                                                                                   ---------       ---------
                            Total assets                                           $ 292,665       $ 306,105
                                                                                   =========       =========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                            $  19,539       $  22,354
       Accrued liabilities                                                            29,319          27,788
       Current maturities of long-term debt                                            4,840           5,198
       Current installments of capital lease obligations                                 574             819
                                                                                   ---------       ---------
                            Total current liabilities                                 54,272          56,159

Long-term debt, excluding current maturities                                         118,644         135,671
Deferred income taxes                                                                  5,795           5,747
Capital lease obligations, excluding current installments                                 93             592
Other noncurrent liabilities                                                          46,108          46,255
                                                                                   ---------       ---------
                            Total liabilities                                        224,912         244,424
                                                                                   ---------       ---------

Commitments and contingencies                                                             --              --

Stockholders' equity:
       Common stock                                                                       --              --
       Additional paid-in capital                                                     59,858          59,858
       Other accumulated comprehensive loss                                           (5,207)         (2,384)
       Retained earnings                                                              13,102           4,207
                                                                                   ---------       ---------
                            Total stockholders' equity                                67,753          61,681
                                                                                   ---------       ---------
              Total liabilities and stockholders' equity                           $ 292,665       $ 306,105
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

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                      Three Months        Three Months
                                                         Ended               Ended
                                                      September 30,       September 30,
                                                          2000                1999
                                                          ----                ----
Net sales                                               $ 68,179            $ 66,381
Cost of goods sold                                        54,680              51,373
                                                        --------            --------

Gross profit                                              13,499              15,008

Selling, general and administrative expenses               7,760               5,797
Amortization of intangibles                                1,434               1,476
Management fees                                              275                 275
                                                        --------            --------

Operating income                                           4,030               7,460

Interest, net                                              2,873               3,503
                                                        --------            --------

Income before income taxes                                 1,157               3,957

Income tax expense (benefit)                                 450                (149)
                                                        --------            --------

Net income                                              $    707            $  4,106
                                                        ========            ========

            See notes to condensed consolidated financial statements.

                  STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                       Nine Months      Nine Months
                                                          Ended            Ended
                                                       September 30,   September 30,
                                                           2000            1999
                                                           ----            ----
Net sales                                                $231,825        $204,892
Cost of goods sold                                        179,083         164,909
                                                         --------        --------

Gross profit                                               52,742          39,983

Selling, general and administrative expenses               25,038          20,340
Amortization of intangibles                                 4,320           4,423
Management fees                                               825             825
                                                         --------        --------

Operating income                                           22,559          14,395

Interest, net                                               8,928          10,618
                                                         --------        --------
Income before income taxes and
   extraordinary item                                      13,631           3,777

Income tax expense                                          5,687             169
                                                         --------        --------

Income before extraordinary item                            7,944           3,608
Extraordinary gain related to early retirement of
   debt, net of tax expense of $634                           951              --
                                                         --------        --------

Net income                                               $  8,895        $  3,608
                                                         ========        ========


            See notes to condensed consolidated financial statements.

                  STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                 Nine Months      Nine Months
                                                                    Ended            Ended
                                                                 September 30,    September 30,
                                                                     2000             1999
                                                                     ----             ----
Cash flows from operating activities:
    Net income                                                     $  8,895         $  3,608
    Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                  15,975           15,403
      Extraordinary gain, net of applicable income taxes               (951)              --
      Deferred income taxes                                             902           (2,851)
      Loss on disposal of property, plant and equipment                 381              249
      Changes in operating assets and liabilities                       730            2,728
                                                                   --------         --------
          Net cash provided by operating activities                  25,932           19,137
                                                                   --------         --------

Cash flows from investing activities:
    Capital expenditures                                             (5,528)          (7,833)
    Proceeds from disposal of property, plant and equipment              28               71
                                                                   --------         --------
          Net cash used in investing activities                      (5,500)          (7,762)
                                                                   --------         --------

Cash flows from financing activities:
    Net (payments) borrowings on revolving credit facility           (1,743)             405
    Principal payments on long-term debt                            (12,920)          (4,412)
    Payments of capital lease obligations                              (629)            (981)
                                                                   --------         --------
          Net cash used in financing activities                     (15,292)          (4,988)
                                                                   --------         --------

Cash and cash equivalents:
    Net increase in cash and cash equivalents                         5,140            6,387
    Effect of exchange rate changes on cash                             119               11
    Cash and cash equivalents at beginning of period                  4,057            5,132
                                                                   --------         --------
    Cash and cash equivalents at end of period                     $  9,316         $ 11,530
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

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all of the Company's wholly-owned subsidiaries:
Precision Engine Products Corp. ("PEPC"), Stanadyne Automotive SpA ("SpA"), Precision Engine Products LTDA ("PEPL") and Stanadyne Automotive Foreign Sales Corp. ("FSC"). Intercompany balances have been eliminated in consolidation.

Basis of Presentation. The balance sheet as of December 31, 1999 is condensed financial information derived from the audited balance sheet. The interim financial statements are unaudited. The results of the operations and cash flows for the interim periods presented are not necessarily indicative of the results for the full year. These statements have been prepared in accordance with accounting principles generally accepted in the United States and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation for the periods presented. Certain amounts have been reclassified in the 1999 financial statements to conform to the 2000 presentation.

(2)   INVENTORIES

Components of inventory are as follows:

                                         As of                    As of
                                   September 30, 2000       December 31, 1999
                                   ------------------       -----------------
         Raw materials                  $ 2,220                 $ 1,968
         Work-in-process                 23,780                  24,891
         Finished goods                   8,489                   9,723
                                          -----                   -----

                                       $ 34,489                $ 36,582
                                       ========                ========

(3)   INCOME TAXES

The Company's effective income tax rate before the extraordinary gain was 41.7% for the first nine months of 2000, compared to 4.5% for the first nine months in 1999. In 2000 the Company recorded $5.7 million of tax expense on a pre-tax income of $13.6 million. In 1999 the Company recorded $0.2 million of tax expense on a pre-tax income of $3.8 million because of the effect of foreign income taxes on net losses in Italy. The Company received benefits from FSC in both periods. The Company applies the annual tax rate to the quarterly earnings to provide consistent quarterly tax rates based on the estimated effective tax rate for the year. To

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)



the extent there are differences between components of planned and actual net income, the effective tax rate for the year could change and, in turn, have an impact on future quarterly tax rates.

(4)   LONG-TERM DEBT

The Company had $76.0 million and $90.0 million of Senior Subordinated Notes ("Notes") at an interest rate of 10.25% outstanding at September 30, 2000 and December 31, 1999, respectively. The Notes are due on December 15, 2007. In the first quarter of 2000, the Company retired $14.1 million in Notes at a discounted price of $11.5 million. As a result of the early retirement of the Notes, the Company realized a $1.0 million gain, net of income taxes and related unamortized debt issuance costs. The transactions were recorded as an extraordinary gain related to the early retirement of debt.

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

The Company is subject to potential environmental liabilities as a result of various claims and legal actions, which are pending or may be asserted against the Company. Reserves for such liabilities have been established and no insurance recoveries have been anticipated in the determination of the reserves. In management's opinion, the aforementioned claims will be resolved without material adverse effect on the results of operations, financial position or cash flows of the Company. Also, in conjunction with the acquisition of the Company from Metromedia on December 11, 1997, Metromedia agreed to partially indemnify the Company and AIP for certain environmental matters. The effect of this indemnification is to limit financial exposure for known environmental issues.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)



(6)   COMPREHENSIVE INCOME

The Company's comprehensive (loss) income for the three months ended September 30, 2000 and 1999 and the nine months ended September 30, 2000 and 1999 are as follows:

                                                            Three Months                   Nine Months
                                                         Ended September 30,            Ended September 30,
                                                         2000           1999            2000           1999
                                                         ----           ----            ----           ----
Net income                                             $   707         $ 4,106        $ 8,895         $ 3,608

Other comprehensive (loss) income, net of tax:
       Foreign currency translation adjustments         (1,173)            311         (2,823)         (2,245)
                                                       -------         -------        -------         -------

Comprehensive (loss) income                            $  (466)        $ 4,417        $ 6,072         $ 1,363
                                                       =======         =======        =======         =======

(7)   SEGMENTS

The Company has two reportable segments, the Diesel Systems Group (the "Diesel Group") and Precision Engine Products ("Precision Engine"). The Diesel Group manufactures diesel fuel injection equipment including fuel pumps, injectors and filtration systems. This segment accounted for approximately 86% and 84% of the Company's revenues for the three months ended September 30, 2000 and 1999, respectively, and approximately 84% and 81% for the nine months ended September 30, 2000 and 1999, respectively. Precision Engine manufactures roller-rocker arms, hydraulic valve lifters and lash adjusters for gasoline engines. Revenues for Precision Engine accounted for approximately 14% and 16% of total revenues for the three months ended September 30, 2000 and 1999, respectively, and approximately 16% and 19% for the nine months ended September 30, 2000 and 1999, respectively. The Company considers the Diesel Group and Precision Engine to be two distinct segments because the operating results of each are compiled, reviewed and managed separately. In addition, the products and services of each segment have an end use (diesel versus gasoline engines) which entails different engineering and marketing efforts. There were no inter-segment sales between the Diesel Group and Precision Engine for any of the periods presented.

The following summarizes key information used by the Company in evaluating the performance of each segment for the three months ended September 30, 2000 and 1999 and as of and for the nine months ended September 30, 2000 and 1999:

                  STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except where noted otherwise)

                                   FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                   DIESEL      PRECISION
                                   GROUP        ENGINE     ELIMINATIONS    TOTALS
                                   -----        ------     ------------    ------
Net sales                         $58,529      $ 9,650       $    --      $68,179
Gross profit                       12,836          663            --       13,499
Deprecation and amortization
  expense                           4,366          889            --        5,255
Operating income (loss)             4,723         (693)           --        4,030
Net income (loss)                   1,245         (538)           --          707
Total capital expenditures          1,982           68            --        2,050


                                        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                                     DIESEL      PRECISION
                                     GROUP        ENGINE        ELIMINATIONS      TOTALS
                                     -----        ------        ------------      ------
Net sales                          $ 55,729      $ 10,652       $        --      $ 66,381
Gross profit                         13,754         1,254                --        15,008
Depreciation and amortization
  expense                             4,297           807                --         5,104
Operating income (loss)               7,971          (511)               --         7,460
Net income (loss)                     4,577          (471)               --         4,106
Total capital expenditures            1,274           483                --         1,757

                                AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                    DIESEL      PRECISION
                                    GROUP        ENGINE      ELIMINATIONS     TOTALS
                                    ------      ---------    ------------     ------
Net sales                         $195,700      $ 36,125      $     --       $231,825
Gross profit                        47,534         5,208            --         52,742
Deprecation and amortization
  expense                           13,264         2,711            --         15,975
Operating income                    19,291         3,268            --         22,559
Net income                           7,221         1,674            --          8,895
Total assets                       263,765        48,603       (19,703)       292,665
Total capital expenditures           5,146           382            --          5,528

                  STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except where noted otherwise)

                                AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                    DIESEL      PRECISION
                                    GROUP        ENGINE     ELIMINATIONS      TOTALS
                                    -----        ------     ------------      ------
Net sales                         $166,449      $ 38,443      $     --       $204,892
Gross profit                        33,104         6,879            --         39,983
Deprecation and amortization
  expense                           12,986         2,417            --         15,403
Operating income                    11,119         3,276            --         14,395
Net income                           2,673           935            --          3,608
Total assets                       278,317        53,087       (15,749)       315,655
Total capital expenditures           6,238         1,595            --          7,833

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

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                                  September 30, 2000
                                                                                  ------------------
                                                       Stanadyne                                                       Stanadyne
                                                   Automotive Corp.   Subsidiary    Non-Guarantor                   Automotive Corp.
                                                        Parent        Guarantor     Subsidiaries     Eliminations    & Subsidiaries
                                                        ------        ---------     ------------     ------------    --------------
ASSETS
Current assets:
       Cash and cash equivalents                      $   8,840       $      13       $     150      $     313          $   9,316
       Accounts receivable, net                          30,669           6,468           3,101             (8)            40,230
       Inventories                                       23,764           7,131           3,815           (221)            34,489
       Other current assets                               6,486           1,218             899             --              8,603
                                                      ---------       ---------       ---------      ---------          ---------
       Total current assets                              69,759          14,830           7,965             84             92,638
Property, plant and equipment, net                       78,981          19,597          12,795             --            111,373
Intangible and other assets, net                         58,617          13,159          13,238           (421)(a)         84,593
Investment in subsidiaries                               41,945            (859)             --        (41,086)(b)             --
Due from Stanadyne Automotive Holding Corp.               4,061              --              --             --              4,061
                                                      ---------       ---------       ---------      ---------          ---------
       Total assets                                   $ 253,363       $  46,727       $  33,998      $ (41,423)         $ 292,665
                                                      =========       =========       =========      =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable and
         accrued liabilities                          $  38,408       $   6,222       $   4,228      $      --          $  48,858
       Current maturities of long-term
         debt and capital lease obligations               4,393              --           1,021             --              5,414
                                                      ---------       ---------       ---------      ---------          ---------
       Total current liabilities                         42,801           6,222           5,249             --             54,272
Long-term debt and capital lease obligations            118,644              --              93             --            118,737
Other noncurrent liabilities                             35,304          11,799           5,221           (421)(a)         51,903
Intercompany accounts                                   (16,547)          9,002           7,212            333                 --
Stockholders' equity                                     73,161          19,704          16,223        (41,335)(b)         67,753
                                                      ---------       ---------       ---------      ---------          ---------
       Total liabilities and stockholders' equity     $ 253,363       $  46,727       $  33,998      $ (41,423)         $ 292,665
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

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)


                                                                                 December 31, 1999
                                                                                 -----------------
                                                      Stanadyne                                                        Stanadyne
                                                   Automotive Corp.  Subsidiary     Non-Guarantor                   Automotive Corp.
                                                        Parent        Guarantor     Subsidiaries   Eliminations      & Subsidiaries
                                                        ------        ---------     ------------   ------------      --------------
ASSETS
Current assets:
       Cash and cash equivalents                      $   3,760       $       2       $     184      $     111          $   4,057
       Accounts receivable, net                          28,068           8,213           4,112            (97)            40,296
       Inventories                                       23,677           8,039           5,184           (318)            36,582
       Other current assets                               6,636           1,196           1,979             --              9,811
                                                      ---------       ---------       ---------      ---------          ---------
       Total current assets                              62,141          17,450          11,459           (304)            90,746
Property, plant and equipment, net                       83,467          21,476          14,668             --            119,611
Intangible and other assets, net                         63,068          13,746          15,020           (147)(a)         91,687
Investment in subsidiaries                               36,516            (311)             --        (36,205)(b)             --
Due from Stanadyne Automotive Holding Corp.               4,061              --              --             --              4,061
                                                      ---------       ---------       ---------      ---------          ---------
       Total assets                                   $ 249,253       $  52,361       $  41,147      $ (36,656)         $ 306,105
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

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)



                                                                     Three Months Ended September 30, 2000
                                                                     -------------------------------------
                                                    Stanadyne                                                    Stanadyne
                                                 Automotive Corp.    Subsidiary   Non-Guarantor                Automotive Corp.
                                                     Parent          Guarantor    Subsidiaries  Eliminations   & Subsidiaries
                                                     ------          ---------    ------------  ------------   --------------
Net sales                                            $54,202           $ 9,706       $ 4,399      $  (128)(a)      $68,179
Cost of goods sold                                    41,953             9,065         3,842         (180)(a)       54,680
                                                     -------           -------       -------      -------          -------
       Gross profit                                   12,249               641           557           52           13,499
Selling, general, administrative and
  other operating expenses                             7,790             1,098           622          (41)(b)        9,469
Intercompany FSC commissions and reduction
  of intercompany pushdown debt(c)                       934                33        (1,045)          78               --
                                                     -------           -------       -------      -------          -------
       Operating income (loss)                         3,525              (490)          980           15            4,030
Interest, net                                          2,422                41           369           41(b)         2,873
                                                     -------           -------       -------      -------          -------
       Income (loss) before income taxes               1,103              (531)          611          (26)           1,157
Income tax expense (benefit)                             604              (183)           29           --              450
                                                     -------           -------       -------      -------          -------
       Net income (loss)                             $   499           $  (348)      $   582      $   (26)         $   707
                                                     =======           =======       =======      =======          =======

                                                                      Three Months Ended September 30, 1999
                                                                      -------------------------------------
                                                  Stanadyne                                                            Stanadyne
                                               Automotive Corp.   Subsidiary      Non-Guarantor                     Automotive Corp.
                                                    Parent         Guarantor      Subsidiaries     Eliminations      & Subsidiaries
                                                    ------         ---------      ------------     ------------      --------------
Net sales                                         $ 50,357         $ 10,700         $  5,402         $    (78)(a)        $ 66,381
Cost of goods sold                                  37,015            9,411            4,978              (31)(a)          51,373
                                                  --------         --------         --------         --------            --------
       Gross profit                                 13,342            1,289              424              (47)             15,008
Selling, general, administrative and
  other operating expenses (income)                  7,652            1,134           (1,238)              --               7,548
Intercompany FSC commissions and reduction
  of intercompany pushdown debt(c)                   4,076              434           (4,509)              (1)                 --
                                                  --------         --------         --------         --------            --------
       Operating income (loss)                       1,614             (279)           6,171              (46)              7,460
Interest, net                                        2,812              270              413                8               3,503
                                                  --------         --------         --------         --------            --------
       (Loss) income before income taxes            (1,198)            (549)           5,758              (54)              3,957
Income tax (benefit) expense                          (466)            (245)             562               --                (149)
                                                  --------         --------         --------         --------            --------
       Net (loss) income                          $   (732)        $   (304)        $  5,196         $    (54)           $  4,106
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

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                        Nine Months Ended September 30, 2000
                                                                        ------------------------------------
                                                  Stanadyne                                                           Stanadyne
                                               Automotive Corp.  Subsidiary      Non-Guarantor                      Automotive Corp.
                                                   Parent         Guarantor      Subsidiaries       Eliminations     & Subsidiaries
                                                   ------         ---------      ------------       ------------     --------------
Net sales                                         $180,401        $ 36,217         $ 15,546         $   (339)(a)        $231,825
Cost of goods sold                                 135,082          31,031           13,321             (351)(a)         179,083
                                                  --------        --------         --------         --------            --------
       Gross profit                                 45,319           5,186            2,225               12              52,742
Selling, general, administrative and
  other operating expenses                          25,004           3,588            1,717             (126)(b)          30,183
Intercompany FSC commissions and reduction
  of intercompany pushdown debt(c)                   7,135          (2,205)          (5,050)             120                  --
                                                  --------        --------         --------         --------            --------
       Operating income                             13,180           3,803            5,558               18              22,559
Interest, net                                        7,398             274            1,131              125(b)            8,928
                                                  --------        --------         --------         --------            --------
       Income before income
         taxes and extraordinary item                5,782           3,529            4,427             (107)             13,631
Income tax expense                                   3,129           1,337            1,221               --               5,687
                                                  --------        --------         --------         --------            --------
       Income before
         extraordinary item                          2,653           2,192            3,206             (107)              7,944
Extraordinary gain                                     951              --               --               --                 951
                                                  --------        --------         --------         --------            --------
       Net income                                 $  3,604        $  2,192         $  3,206         $   (107)           $  8,895
                                                  ========        ========         ========         ========            ========

                                                                         Nine Months Ended September 30, 1999
                                                                         ------------------------------------
                                                 Stanadyne                                                              Stanadyne
                                              Automotive Corp.    Subsidiary      Non-Guarantor                     Automotive Corp.
                                                   Parent          Guarantor      Subsidiaries      Eliminations     & Subsidiaries
                                                   ------         ---------      ------------       ------------     --------------
Net sales                                        $ 148,812        $  38,491        $  18,009        $    (420)(a)       $ 204,892
Cost of goods sold                                 116,290           31,577           17,369             (327)(a)         164,909
                                                 ---------        ---------        ---------        ---------           ---------
       Gross profit                                 32,522            6,914              640              (93)             39,983
Selling, general, administrative and
  other operating expenses (income)                 22,472            3,435             (319)              --              25,588
Intercompany FSC commissions and reduction
  of intercompany pushdown debt(c)                   5,791              (56)          (5,656)             (79)                 --
                                                 ---------        ---------        ---------        ---------           ---------
       Operating income                              4,259            3,535            6,615              (14)             14,395
Interest, net                                        8,369              949            1,310              (10)             10,618
                                                 ---------        ---------        ---------        ---------           ---------
       (Loss) income before income taxes            (4,110)           2,586            5,305               (4)              3,777
Income tax (benefit) expense                        (2,050)           1,454              765               --                 169
                                                 ---------        ---------        ---------        ---------           ---------
       Net (loss) income                         $  (2,060)       $   1,132        $   4,540        $      (4)          $   3,608
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

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)


                                                                         Nine Months Ended September 30, 2000
                                                                         ------------------------------------
                                                   Stanadyne                                                           Stanadyne
                                                Automotive Corp.   Subsidiary     Non-Guarantor                     Automotive Corp.
                                                    Parent          Guarantor      Subsidiaries     Eliminations     & Subsidiaries
                                                    ------          ---------      ------------     ------------     --------------
Cash flows from operating activities:
       Net income                                  $  3,604         $  2,192         $  3,206         $   (107)        $  8,895
       Adjustments to reconcile net
         income to net cash provided by
         operating activities:
            Depreciation and amortization            12,258            2,687            1,030               --           15,975
            Extraordinary gain                         (951)              --               --               --             (951)
            Other adjustments                         1,140             (272)             415               --            1,283
            Changes in operating assets and
              liabilities                             6,801           (4,363)          (1,907)             199              730
                                                   --------         --------         --------         --------         --------
            Net cash provided by
              operating activities                   22,852              244            2,744               92           25,932
                                                   --------         --------         --------         --------         --------

Cash flows from investing activities:
       Capital expenditures                          (4,702)            (233)            (593)              --           (5,528)
       Proceeds from disposal of property,
          plant and equipment                            26               --                2               --               28
                                                   --------         --------         --------         --------         --------
            Net cash used in
              investing activities                   (4,676)            (233)            (591)              --           (5,500)
                                                   --------         --------         --------         --------         --------

Cash flows from financing activities:
       Net change in debt                           (13,094)              --           (2,198)              --          (15,292)
                                                   --------         --------         --------         --------         --------
            Net cash used in
              financing activities                  (13,094)              --           (2,198)              --          (15,292)
                                                   --------         --------         --------         --------         --------

Net increase (decrease) in cash and
  cash equivalents                                    5,082               11              (45)              92            5,140
Effect of exchange rate changes on cash                  (2)              --               11              110              119
Cash and cash equivalents at
  beginning of period                                 3,760                2              184              111            4,057
                                                   --------         --------         --------         --------         --------
       Cash and cash equivalents at
         end of period                             $  8,840         $     13         $    150         $    313         $  9,316
                                                   ========         ========         ========         ========         ========

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONCLUDED)


                                                                      Nine Months Ended September 30, 1999
                                                                      ------------------------------------
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

Net sales in the third quarter of 2000 were 2.7% higher than the same period a year ago and 13.1% higher through the first nine months. All of the increase occurred in the Diesel Group segment, with sales in Precision Engine down 9.4% for the quarter and down 6.0% for the first nine months. Diesel Group sales of fuel pumps and filter products accounted for virtually all of the year-to-year increase. Two OEM programs in the Diesel Group were concluded during the third quarter of 2000, with final shipments made to General Motors for the 6.5l engine equipped with the DS fuel pump and to Ford in Daggenham, England for the 2.5l Transit engine equipped with RSN injectors. Strong aftermarket demand continues for both product lines. Gross profits, already benefiting from the higher sales volumes, were further enhanced through productivity improvement programs completed during the second quarter of 2000 in the Washington, North Carolina and Tallahassee, Florida facilities. Activity for the Brazilian subsidiary, PEPL, was limited to pre-production status, with the first production shipments to TRITEC Motors Ltda scheduled for the fourth quarter of 2000.

(2)   BASIS OF PRESENTATION

The following table displays unaudited performance details for the periods shown. Net sales, cost of goods sold, gross profit, selling, general and administrative expense ("SG&A"), amortization of intangibles, management fees, operating income and net income of the Company are presented in thousands of dollars and as a percentage of net sales.

                                        Three Months Ended September 30,             Nine Months Ended September 30,
                                            2000                1999                   2000                  1999
                                         $        %           $       %             $         %           $         %
                                         -        -           -       -             -         -           -         -
Net sales                             68,179    100.0      66,381   100.0        231,825    100.0      204,892    100.0
Cost of goods sold                    54,680     80.2      51,373    77.4        179,083     77.2      164,909     80.5
Gross profit                          13,499     19.8      15,008    22.6         52,742     22.8       39,983     19.5
SG&A                                   7,760     11.4       5,797     8.7         25,038     10.8       20,340      9.9
Amortization of intangibles            1,434      2.1       1,476     2.2          4,320      1.9        4,423      2.2
Management fees                          275      0.4         275     0.4            825      0.4          825      0.4
Operating income                       4,030      5.9       7,460    11.2         22,559      9.7       14,395      7.0
Net income                               707      1.0       4,106     6.2          8,895      3.8        3,608      1.8

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES



COMPARISON OF RESULTS OF OPERATIONS:

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Net Sales. Net sales for the third quarter of 2000 totaled $68.2 million and were 2.7% greater than the $66.4 million reported for the comparable period of 1999. This increase came from higher sales in the Diesel Group, up $2.8 million or 5.0%, while Precision Engine sales decreased by $1.0 million or 9.4%. Removing $3.7 million in sales recorded in the Diesel Group during the third quarter of 1999 associated with compensation from a major customer for volumes not purchased under a supply agreement, the demand-related quarterly sales increase was $6.5 million or 12.4%. These higher sales in Diesel Group were primarily traceable to increased demand for mechanical pumps and filter products, accounting for $6.8 million of additional third quarter revenues. Total sales of General Motors DS pumps and parts for the three months ended September 30, 2000 were $10.0 million, with increased service demand from General Motors for DS pumps and parts more than offsetting the reduction of OEM shipments due to the recent conclusion of the 6.5l engine program. The third quarter of 2000 also included $2.4 million of injector sales to Ford, representing a reduction of $1.2 million from the prior period due to the conclusion of the Ford 2.5l Transit Engine program in Daggenham, UK. The quarterly decline in Precision Engine was primarily due to $1.2 million lower sales to Chrysler associated with reduced vehicle sales.

Gross Profit. Gross profit for the third quarter of 2000 decreased to $13.5 million from $15.0 million for the same period in 1999 and decreased as a percentage of net sales to 19.8% from 22.6%. A decrease occurred in both the Diesel Group and Precision Engine segments. Diesel Group's gross profits as a percentage of net sales decreased to 21.9% from 24.7%. If adjusted to remove $3.7 million in 1999 revenue for volumes not purchased under a supply agreement, Diesel Group's gross profits as a percentage of net sales improved in the third quarter of 2000 to 21.9% from 19.4% in 1999. In addition to the higher earnings on increased sales volumes in Diesel Group, gross profits in the third quarter of 2000 continue to benefit from the profitability improvement programs completed in late 1999 and earlier this year. Gross profits for Precision Engine in the third quarter of 2000 were 6.9% of net sales, down from 11.8% in the third quarter of 1999. All of this decline was due to lower earnings on reduced sales volumes as described above.

SG&A. SG&A for the third quarter of 2000 increased to $7.8 million from $5.8 million for the comparable period in 1999, representing an increase of $2.0 million or 33.9%. The lower 1999 SG&A expense is attributable to $1.9 million in savings in the estimates recorded in 1998 associated with the Diesel Group's successful conclusion of the closure of its Bari, Italy location.

Amortization of Intangibles. Amortization of intangible assets decreased to $1.4 million in the third quarter of 2000 from $1.5 million in the third quarter of 1999. Goodwill amortization in both third quarters was $0.5 million.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES


Operating Income. Operating income for the third quarter of 2000 totaled $4.0 million versus $7.5 million in the third quarter of 1999, representing a decrease of $3.5 million or 46.0%. As a percentage of net sales, operating income decreased to 5.9% from 11.2%. If operating income for the third quarter of 1999 was adjusted to remove both the $3.7 million in revenue and income for product not purchased under a supply agreement and the $1.9 million Bari, Italy plant closure savings, the result would be operating income of $1.9 million or 3.0% of net sales versus the $4.0 million or 5.9% in 2000.

Net Income. Net income in the third quarter of 2000 totaled $0.7 million versus $4.1 million for the same period in 1999. Higher net income in 1999 was primarily due to the $3.7 million and $1.9 million matters described above under operating income. Net income for the third quarter of 2000 benefited from lower interest expense due to the partial retirement of the Notes in late 1999 and early 2000 and lower income tax expense.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Net Sales. Net sales for the first nine months of 2000 totaled $231.8 million and were 13.1% greater than the $204.9 million reported for the same period in 1999. Higher sales in Diesel Group, up $29.3 million or 17.6%, trace to increased demand for fuel pumps and filter products. Sales of fuel pump products increased $23.4 million, with $10.3 million of the increase derived from General Motors DS pump and spare part shipments. Although General Motors DS pump OEM shipments for the 6.5l engine program ended in August and totaled $19.7 million for the first nine months of 2000, demand for GMDS pumps for the service market have exceeded nine months 1999 levels. Future sales of General Motors DS pumps are expected to be less because of the conclusion of the OEM program. Sales of filter products during the first nine months of 2000 were $8.1 million higher than the same period in 1999 due to new OEM applications at Ford and New Holland as well as increased aftermarket demand for filter elements. Precision Engine sales for the first nine months of 2000 decreased by $2.3 million or 6.0% versus the same period a year ago, due primarily to lower demand from Chrysler based on reduced vehicle sales.

Gross Profit. Gross profit for the first nine months of 2000 increased to $52.7 million from $40.0 million for the comparable period in 1999 and increased as a percentage of net sales to 22.8% from 19.5%. Reflective of the strong customer demand for fuel pumps and filter products, all of this increase came from the Diesel Group, where gross profit as a percentage of net sales was 24.3% for the first nine months of 2000, up from 19.9% in the first nine months of 1999. In addition to the higher earnings on increased sales volumes in Diesel Group, gross profit in the first nine months of 2000 reflects the full benefits of the profitability improvement programs completed during 1999 and partial benefit from programs completed during 2000. Lower sales volumes contributed to reduced gross profits in Precision Engine in 2000, at 14.4% of net sales for the first nine months, down from 17.9% in the first nine months of 1999, which included a $0.7 million savings in a liability established in 1998.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES



SG&A. SG&A for the first nine months of 2000 increased to $25.0 million from $20.3 million for the comparable period in 1999, representing an increase of $4.7 million or 23.1%. Approximately $1.9 million of this increase was due to the savings recorded in 1999 associated with the Diesel Group's successful conclusion of the closure of its Bari, Italy location. Other significant contributors to the overall increase included $0.4 million higher accrued bonus expenses based on higher earnings in Diesel Group, a $0.4 million increase in PEPL startup costs in Precision Engine and $0.7 million associated with an unsuccessful union organizing effort by the UAW at the Windsor, Connecticut facility.

Amortization of Intangibles. Amortization of intangible assets decreased to $4.3 million in the third quarter of 2000 from $4.4 million in the third quarter of 1999. Goodwill amortization in both periods was $1.4 million.

Operating Income. Operating income for the first nine months of 2000 totaled $22.6 million as compared to $14.4 million in the first nine months of 1999, representing an increase of $8.2 million or 56.7%. As a percentage of net sales, operating income increased to 9.7% from 7.0%. This significant improvement was due to the higher gross profit reported in the Diesel Group noted above, slightly offset by lower gross profit in Precision Engine and higher SG&A expenses in both segments.

Net Income. Net income in the first nine months of 2000 totaled $8.9 million versus $3.6 million in the first nine months of 1999. Net income in 2000 versus 1999 was driven by higher operating income and lower interest expense due to partial retirement of the Notes, somewhat offset by higher income tax expense. In addition, net income in the first nine months of 2000 includes a $1.0 million extraordinary gain, net of taxes and unamortized debt issuance costs, on the early retirement of $14.1 million of Notes.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are cash flows from operations supplemented by a revolving credit facility under which $26.6 million was available for borrowings as of September 30, 2000. The Company occasionally utilizes capital leasing and, for its Italian subsidiary, Stanadyne Automotive, SpA, maintains overdraft facilities with local financial institutions.

Cash Flows From Operating Activities. Fueled by higher earnings in the Diesel Group, cash flows from operations for the nine months ended September 30, 2000 totaled $25.9 million as compared to $19.1 million for the same period of 1999. Cash flows from operations, other than changes in operating assets and liabilities, in 2000 totaled $25.2 million and were $8.8 million greater than the $16.4 million reported in 1999. Despite the higher level of business in 2000,

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES



changes in operating assets and liabilities this year provided $0.7 million in positive cash flow versus $2.7 million for the first nine months of 1999.

Cash Flows From Investing Activities. The Company's capital expenditures for the first nine months of 2000 were $5.5 million compared to $7.8 million for the same period of 1999. Capital expenditures for 2000 included amounts primarily for cost reduction programs in the Diesel Group and general maintenance projects. Expenditures in 1999 included $0.3 million in Precision Engine for the completion of the vertical integration of the Chrysler roller-rocker product line and $1.1 million for equipment in PEPL, cost reduction programs in the Diesel Group and general maintenance projects to existing facilities.

Cash Flows From Financing Activities. Cash flows from financing activities for the nine months ended September 30, 2000 resulted in a net reduction in cash of $15.3 million. Principal payments of long-term debt totaled $12.9 million, including an $11.5 million retirement of Notes with a face value of $14.1 million. As of September 30, 2000 there were no borrowings under the revolving credit facility. Overdraft borrowings of Stanadyne Automotive, SpA decreased $1.8 million. Scheduled payments of capital lease obligations totaled $0.6 million in the first nine months of 2000.

(3)   NEW ACCOUNTING STANDARD

In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be recognized immediately or deferred depending on the use of the derivative and if the derivative is a qualifying hedge. The Company plans to adopt SFAS No. 133 as amended by SFAS No. 138, by January 1, 2001, as required. The Company is currently assessing the impact of this statement on the Company's consolidated financial statements.

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

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES



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

Interest Rate Risk. The carrying value of the Company's revolving credit lines and term loans approximate fair value. The term loans are primarily LIBOR-based borrowings and are re-priced approximately every month based on prevailing market rates. A 10% change in the interest rate on the term loans would have increased or decreased the first nine months of 2000 interest expense by $0.3 million. The 10-1/4% Notes bear interest at a fixed rate and, therefore, are not sensitive to interest rate fluctuation. The fair value of the Company's $76.0 million in Notes based on quoted market prices on September 30, 2000 was approximately $66.5 million.

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



     b. No report on Form 8-K was filed during the quarter ended September 30, 2000.

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

Date:    November 14, 2000                  /s/ Michael H. Boyer
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

         4.4 * Registration Rights Agreement dated as of December 11, 1997 by and among Stanadyne Automotive Corp. and Donaldson, Lufkin & Jenrette

         27       Financial Data Schedule

* Incorporated by reference to Registration Statement on Form S-4, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998.