Form 10-K
period 2000-12-31
STANADYNE AUTOMOTIVE CORP
filed 2001-03-29
CIK 1053439

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                   FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2000

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
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

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

Yes [X]           No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 31, 2000, there was no established public trading market for the shares of the Registrant's common stock and no shares of common stock were held by non-affiliates of the Registrant.

The number of Common Shares of the Company, $0.01 per share par value, outstanding as of March 1, 2001 was 1,000.

                   DOCUMENTS INCORPORATED BY REFERENCE - None

                           STANADYNE AUTOMOTIVE CORP.

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                                             PAGE
PART I:
       ITEM   1.      Business..............................................................   3
       ITEM   2.      Properties............................................................   9
       ITEM   3.      Legal Proceedings.....................................................   9
       ITEM   4.      Submission of Matters to a Vote of Security Holders...................   9

PART II:
       ITEM   5.      Market for the Registrant's Common Equity and Related Stockholder
                      Matters...............................................................  10
       ITEM   6.      Selected Financial Data...............................................  10
       ITEM   7.      Management's Discussion and Analysis of Financial Condition and
                      Results of Operations.................................................  11
       ITEM  7A.      Quantitative and Qualitative Disclosures About Market Risk............  16
       ITEM   8.      Financial Statements and Supplementary Data...........................  17
       ITEM   9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............................................  18

PART III:
       ITEM  10.      Directors and Executive Officers of the Registrant....................  19
       ITEM  11.      Executive Compensation................................................  22
       ITEM  12.      Security Ownership of Certain Beneficial Owners and Management........  27
       ITEM  13.      Certain Relationships and Related Transactions........................  29

PART IV:
       ITEM  14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K......  30
       Signatures     ......................................................................  33

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Stanadyne Automotive Corp. (the "Company") is a designer and manufacturer of highly engineered, precision manufactured engine components, including fuel injection equipment for diesel engines and hydraulic lash compensating devices primarily for gasoline engines (the latter commonly known as "hydraulic valve lifters"). With over 100 years of machining experience and over 50 years as a supplier of diesel fuel injection equipment and hydraulic lash devices, Stanadyne's core competencies in product design, precision machining, and the assembly and testing of complex components have earned the Company a reputation for innovative, high quality products. The Company possesses an extremely broad range of manufacturing technology and know-how and is capable of high-volume production runs, machining high-quality components within tolerances of 20 millionths of an inch on a cost effective basis.

The Company sells engine components to original equipment manufacturers ("OEMs") in a variety of applications, including automobiles, light duty trucks, agricultural and construction vehicles and equipment, industrial products and marine equipment. The Company also sells replacement units and parts through its aftermarket distribution network. The Company conducts its business through two principal operating segments: the Diesel Group, which accounted for 85% of the Company's 2000 net sales, and Precision Engine Products Corp. ("Precision Engine"), a wholly-owned subsidiary, which accounted for 15% of the Company's 2000 net sales. Additional segment information can be found in Notes 17 and 18 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.

The Company is a wholly-owned subsidiary of Stanadyne Automotive Holding Corp. ("Holdings"). The Company and Holdings were formed by American Industrial Partners Capital Fund II, L.P. ("AIP") upon the purchase of Stanadyne Automotive Corp. and Subsidiaries (the "Predecessor") from Metromedia Company (the "Sellers") on December 11, 1997 (the "Acquisition").

THE DIESEL GROUP

The Diesel Group is one of only four independent worldwide manufacturers selling to the geographic areas in which the Company competes. Net sales for the Diesel Group were $248.4 million, $231.0 million and $256.6 million for 2000, 1999 and 1998, respectively. Operating income for the Diesel Group was $23.9 million, $17.7 million and $12.9 million for 2000, 1999 and 1998, respectively. Total assets of the Diesel Group were $257.4 million, $270.5 million and $283.7 million at December 31, 2000, 1999 and 1998, respectively.

PRODUCTS

The Diesel Group produces fuel injection equipment for diesel engines of up to 250 horsepower, an engine range comprising approximately 90% of all diesel engines produced worldwide. The Diesel Group sells its fuel injection products to its customers on an individual component basis or by complete line with the primary focus of the Diesel Group on the off highway agricultural and industrial segment of the market. Fuel pumps and injectors, the Diesel Group's primary products, are the most highly engineered, precision manufactured components on a diesel engine and comprise the core components of a diesel engine's fuel system. Because fuel system components are so elemental to the proper functioning and optimal performance of a diesel engine, they are essentially custom engineered for a specific engine platform. As a result, the Company typically supplies these components on a sole source basis for the life of engine platforms. The Diesel Group also manufactures diesel fuel filters, fuel heaters and water separators and distributes diesel fuel conditioners, stabilizers, diesel engine diagnostic equipment and oil pumps.

CUSTOMERS

The Diesel Group's primary customers are OEMs of diesel engines. The Diesel Group's four largest customers, Deere & Company ("Deere"), General Motors Corporation ("GM"), Perkins Engines Company Limited, and Ford Motor Company ("Ford), accounted for approximately $162.7 million, or approximately 65.5%, of the Diesel Group's net sales. The Diesel Group had two customers that accounted for more than 10% of 2000 net sales: Deere accounted for 26.2% and GM accounted for 22.9% of the Diesel Group's 2000 net sales.

The Diesel Group supports the servicing of the engine and its own products through sales of aftermarket units and parts to the service organizations of its OEM customers and through its own global network of authorized distributors and dealers.

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

PRECISION ENGINE

Precision Engine is a major independent (non-captive) manufacturer of hydraulic valve lifters primarily for gasoline engines. Net sales for Precision Engine were $44.0 million, $50.5 million and $50.5 million for 2000, 1999 and 1998, respectively. Operating income for Precision Engine was $0.0 million, $4.2 million and $2.1 million for 2000, 1999 and 1998, respectively. Total assets of Precision Engine were $46.0 million, $53.6 million and $58.0 million at December 31, 2000, 1999 and 1998, respectively.

PRODUCTS

Precision Engine designs and manufactures four types of hydraulic valve lifters: roller rocker arm assemblies, lash adjusters, roller valve lifters and slipper valve lifters. These products convert the rotary motion of a camshaft into a reciprocating motion and allow for the adjustment of lash (clearance) as valves are opened and closed in the cylinder head of an engine. Roller rocker arms accounted for 67.1% of Precision Engine's 2000 net sales.

CUSTOMERS

Precision Engine's primary customers are OEMs. DaimlerChrysler Corp. ("DCX") and Ford accounted for 66.0% and 15.5%, respectively, of Precision Engine's 2000 net sales. Precision Engine also sells to several companies for distribution into the aftermarket.

BRAZIL BUSINESS STATUS

Precision Engine was selected in 1997 as the sole supplier of roller rocker arm assemblies for use on an engine to be manufactured in Brazil by Tritec Motors LTDA. ("Tritec"), a Brazilian joint venture company formed by DCX and BMW AG. To support this new business opportunity, Precision Engine established a new subsidiary in Brazil, Precision Engine Products LTDA. ("PEPL"), on October 16, 1998. This new limited liability company will manufacture, assemble and test roller rocker arm assemblies for supply to Tritec. Investment in PEPL began in the first quarter of 1999. Limited production at PEPL began in the fourth quarter of 2000.

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

The main competitors of the Diesel Group are Robert Bosch GmbH, Delphi Automotive Systems ("Delphi") and Denso (formerly Nippondenso of Japan). In 1999, several acquisitions occurred within the diesel fuel injection industry. Robert Bosch GmbH, the largest fuel injection manufacturer, acquired the controlling share of ownership in Zexel of Japan. Also, Delphi entered the diesel market through the purchase of Lucas Diesel Systems from TRW Inc.

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

EMPLOYEES

At December 31, 2000, the Company employed 2,087 persons of whom approximately 29% were salaried and 71% were hourly employees. All of the Company's employees are non-unionized with the exception of those in SpA. The Company believes its relations with its employees are good.

TECHNOLOGY, RESEARCH AND DEVELOPMENT

Engine manufacturers are required to continually improve engine performance and fuel economy. Accordingly, the Company's research and development investment is significant. In general, the Company funds its own research and development expenses, although during the pre-production program phase some of those expenses may be customer-funded. Research and development costs incurred for 2000, 1999 and 1998 were $10.1 million, $9.1 million and $10.3 million, respectively, of which $0.9 million, $0.6 million and $0.7 million, respectively, were reimbursed by customers. The Diesel Group accounts for over 95% of these amounts.

Once an OEM commits to purchasing a product from the Company, usually one to three years into the development or application process, the Company may need to allocate capital for the machinery, equipment and tooling necessary for engine program launch, ramp-up and product volume increases. Furthermore, given the significant existing capital investment in plant and equipment already made by the Company, the Company has on-going programs to maintain, upgrade and replace its investments. In 2000, 1999 and 1998, the Company spent $9.5 million, $11.4 million and $14.4 million, respectively, on capital investments.

FINANCIAL INFORMATION ABOUT INTERNATIONAL AND DOMESTIC OPERATIONS AND EXPORT
SALES

The Company has manufacturing operations in the United States, Italy and Brazil. The products manufactured in the United States and Italy are sold within their respective domestic markets, as well as exported throughout the world. These products are sold to both OEM and aftermarket customers. The products manufactured in Brazil are sold only to an OEM customer in Brazil.

The sales to OEM and aftermarket customers during 2000, 1999 and 1998 were as follows:

                                         2000         1999         1998
                                        ------       ------       ------
                                             (dollars in millions)
         Original Equipment:
              Diesel Group              $147.5       $153.7       $159.4
              Precision Engine            38.9         45.0         44.8
         Aftermarket:
              Diesel Group               100.9         77.4         97.2
              Precision Engine             5.2          5.5          5.7
                                        ------       ------       ------
                  Total Net Sales       $292.5       $281.6       $307.1
                                        ======       ======       ======


Detailed results of operations and assets by geographic area for the years ended December 31, 2000, 1999 and 1998 appear below and appear in Note 21 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.

                                                  2000           1999          1998
                                                 ------         ------        ------
                                                         (dollars in millions)
         Net Sales:
              United States                       $173.8        $168.5        $195.6
              England                               34.4          43.5          51.0
              All Other Geographic Areas            84.3          69.6          60.5
                                                  ------        ------        ------
                  Total Net Sales                 $292.5        $281.6        $307.1
                                                  ======        ======        ======

         Operating Income (Loss):
              United States                       $ 23.2        $ 20.8        $ 21.8
              Italy                                  1.8           1.5          (6.8)
              Brazil                                (1.0)          (.4)         --
                                                  ------        ------        ------
                  Total Operating Income          $ 24.0        $ 21.9        $ 15.0
                                                  ======        ======        ======

         Identifiable Assets:
              United States                       $249.8        $264.9        $271.4
              Italy                                 33.0          40.1          50.5
              Brazil                                 1.3           1.1          --
                                                  ------        ------        ------
                  Total Identifiable Assets       $284.1        $306.1        $321.9
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

ENVIRONMENTAL MATTERS

The Company's facilities are subject to federal, state and local environmental requirements, including those governing discharges to the air and water, the handling and disposal of industrial and hazardous wastes, and the remediation of contamination associated with releases of hazardous substances. The Company operates under various environmental permits and approvals, the violation of which may subject the Company to fines and penalties. There are no known violations of environmental permits or approvals that have material adverse effect to the Company's financial position or results of operations. The Company's manufacturing operations involve the use of hazardous substances and, if a release of hazardous substances occurs or has occurred on or from the Company's facilities, the Company may be held liable and may be required to pay the cost of remedying the condition. The amount of any such liability could be material. Pursuant to the terms of the Acquisition, the Sellers have agreed to conduct and complete remediation of soil and groundwater contamination at the Company's Windsor, CT and Jacksonville, NC facilities. While many of these remediations are underway and the Sellers have agreed to complete these remediations and have indemnified the Company with respect to these matters and certain other environmental matters, there can be no assurance that the Sellers will have the ability to completely fulfill their obligations to indemnify the Company for such matters. If the Sellers are unable to fulfill their obligations, the Company will be responsible for such matters and the cost could be material. Estimates of the cost at the time of the Acquisition for the remediations to be completed by the Sellers at the Windsor, CT and Jacksonville, NC facilities were $1.7 million and $0.3 million, respectively. Additional information can be found in Note 16 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Company, including financial statements, notes to financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations. All of these forward-looking statements are based on estimates and assumptions made by the management of the Company which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such estimates and statements. No assurance can be given that any such estimates will be realized, and actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (1) increased competition; (2) increased costs; (3) loss or retirement of key members of management; (4) increases in the Company's cost of borrowing or inability or unavailability of additional debt or equity capital; (5) adverse state or federal legislation or regulation or adverse determinations in pending litigation; and (6) changes in general economic conditions and/or in the automobile, light duty trucks, agricultural and construction vehicles and equipment, industrial products and marine equipment markets in which the Company competes. Many of such factors are beyond the control of the Company and its management.

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

  PRECISION ENGINE:
      Windsor, CT                     119,000       Owned     Precision Engine Headquarters, Manufacturing
      Tallahassee, FL                 125,000       Owned     Manufacturing, Engineering
      Elmhurst, IL                      1,100       Leased    Sales
      Curitiba, Brazil                 10,000       Leased    Manufacturing


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

No matters were submitted to a vote of security holders during the fourth quarter of 2000.

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


ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated historical financial and operating data of the Company and its subsidiaries for the years ended 2000, 1999 and 1998 and the 21 day period ended December 31, 1997 and of the Predecessor for the 344 day period ended December 10, 1997 and the year ended December 31, 1996. All data prior to December 11, 1997 was taken from the consolidated financial statements of the Predecessor and represents the results of operations of the Predecessor through the date of the Acquisition. The selected consolidated financial data for the years ended December 31, 2000, 1999 and 1998 and the 21 day period ended December 31, 1997 were derived from the consolidated financial statements of the Company and represent the results of operations of the Company subsequent to the Acquisition. The data presented below should be read in conjunction with the consolidated financial statements and the related footnotes and "Management's Discussion and Analysis of Financial Condition and Results of Operations".


                                                                  Company                                         Predecessor
                                          ---------------------------------------------------------    ---------------------------
                                            Year Ended     Year Ended    Year Ended   21 Days Ended    344 Days Ended    Year Ended
                                           December 31,   December 31,  December 31,   December 31,     December 10,   December 31,
                                              2000          1999           1998             1997           1997             1996
                                           -----------    -----------   -----------    ------------     ------------   ------------
Statement of Operations Data:                                         (dollars in thousands)
  Net sales                                  $ 292,452     $ 281,580      $ 307,053     $  14,154        $ 259,144        $ 275,639
  Cost of goods sold                   (a)     229,591       224,204        251,730        11,418          219,642          234,756
                                             ---------     ---------      ---------    ----------       ----------        ---------
  Gross profit                                  62,861        57,376         55,323         2,736           39,502           40,883
  Selling, general and
    administrative expenses            (a)      38,904        35,516         40,291         1,845           28,098           30,976
                                             ---------     ---------      ---------     ---------        ---------        ---------
  Operating income                              23,957        21,860         15,032           891           11,404            9,907
  Interest expense, net                        (11,669)      (13,576)       (15,138)         (880)          (6,673)          (8,259)
                                             ---------     ---------      ---------     ---------        ---------        ---------
  Income (loss) before income
    taxes, extraordinary item and
    cumulative effect of change in
    accounting principle                        12,288         8,284           (106)           11            4,731            1,648
  Income tax expense                             5,457         3,128          1,581            23            1,789              376
                                             ---------     ---------      ---------     ---------        ---------        ---------
  Income (loss) before
    extraordinary item and
    cumulative effect of change in
    accounting principle                         6,831         5,156         (1,687)          (12)           2,942            1,272
  Extraordinary item                   (b)         951           750           --            --               --              --
  Effect of change in accounting
    principle                          (c)          --            --             --            --               --            4,330
                                             ---------     ---------      ---------     ---------        ---------        ---------
  Net income (loss)                              7,782         5,906         (1,687)          (12)           2,942            5,602
  Preferred dividend requirement                  --            --             --            --               (450)            (600)
                                             ---------     ---------      ---------     ---------        ---------        ---------
  Net income (loss) applicable to
    common shareholders                      $   7,782     $   5,906      $  (1,687)    $     (12)       $   2,492        $   5,002
                                             =========     =========      =========     =========        =========        =========


Balance Sheet Data (at year end):
  Fixed assets, net of accumulated
    depreciation                             $ 110,965     $ 119,611      $ 125,966     $ 124,443        $    --          $  96,116
  Total assets                                 284,092       306,105        321,916       321,310             --            194,917
  Long-term debt (including
    current portion)                           122,944       142,280        160,486       161,152             --             85,912
  Stockholders' equity                          66,248        61,681         59,191        59,845             --              8,879

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

(b) Net income for 2000 and 1999 includes an extraordinary gain of $1.0 million and $0.8 million, respectively, net of income taxes, for the early extinguishment of debt.

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

The following table sets forth certain performance details for the periods shown. Net sales, cost of goods sold, gross profit, selling, general and administrative expense ("SG&A"), amortization of intangibles, management fees, operating income and net income (loss) are presented in thousands of dollars and as a percentage of net sales.

                                                                      Years Ended December 31,
                                                     2000                        1999                     1998
                                              -----------------------     --------------------       -------------------
                                                                      (dollars in thousands)
                                                   $             %            $            %             $           %
                                              ---------      --------     --------      ------       --------     -------
Net sales..............................         292,452        100.0       281,580       100.0        307,053      100.0
Cost of goods sold.....................         229,591         78.5       224,204        79.6        251,730       82.0
Gross profit...........................          62,861         21.5        57,376        20.4         55,323       18.0
SG&A...................................          32,057         11.0        28,515        10.1         33,223       10.8
Amortization of intangibles............           5,747          2.0         5,901         2.1          5,968        1.9
Management fees........................           1,100          0.4         1,100         0.4          1,100        0.4
Operating income.......................          23,957          8.2        21,860         7.8         15,032        4.9
Net income (loss)......................           7,782          2.7         5,906         2.1         (1,687)      (0.5)

COMPARISON OF RESULTS OF OPERATIONS

OVERVIEW

Despite some softening of customer demand in the fourth quarter in both segments, overall financial results for 2000 were better than the prior year with net sales up 3.9% and net income up 31.8%. Diesel Group fuel pump and filter products accounted for virtually all of the year-to-year sales increase, with revenues in Precision Engine down 12.8% from 1999. Two OEM programs in the Diesel Group were concluded during 2000, with final shipments made to GM for the 6.5l engine equipped with the DS fuel pump and to Ford in Daggenham, England for the 2.5l Transit engine equipped with RSN injectors. During 2000 OEM sales to GM for the 6.5l engine was $19.8 million and OEM sales to Ford for the 2.5l Transit engine was $6.4 million. Strong aftermarket demand continues for both product lines. Gross profits, already benefiting from the higher sales volumes, were further enhanced through productivity improvement programs completed during 2000 in the Washington, North Carolina and Tallahassee, Florida facilities. Limited production shipments from the Brazilian subsidiary PEPL to Tritec Motors Ltda began late in the year.

2000 COMPARED TO 1999

Net Sales. Net sales increased in 2000 from 1999 by $10.9 million or 3.9%. Higher sales in Diesel Group, up $17.4 million, or 7.5%, related to increased demand for fuel pumps and filter products. Sales of fuel pump products increased $15.0 million, with $11.8 million of the increase traceable to GM where service demand remained strong following the end of OEM shipments in the third quarter for the 6.5l engine. Sales of filter products in 2000 were $10.0 million higher than 1999 due primarily to new applications introduced at Ford and New Holland as well as increased aftermarket demand for filter elements. Precision Engine's sales in 2000 decreased by $6.5 million or 12.8% versus 1999, with fourth quarter sales down $4.2 million or 34.5%. This dramatic downturn was due almost entirely to lower demand from DCX based on reduced car sales.

Gross Profit. Gross profit improved in 2000 from 1999 by $5.5 million or 9.6%. As a percentage of net sales, gross profit improved to 21.5% from 20.4%. Reflective of strong customer demand for fuel pumps and filter products, all of this increase came from the Diesel Group, where gross profit as a percentage of net sales was 23.0% in 2000, up from 20.8% in 1999. In addition to the higher earnings on increased sales volumes in the Diesel Group, gross profit benefited from cost reduction programs completed during 1999 and 2000. Lower sales volumes drove gross profits lower in Precision Engine during the year, with the result for 2000 at 12.9% of net sales down from 18.6% in 1999.

Selling, General and Administrative Expense. SG&A expense increased in 2000 from 1999 by $3.6 million or 12.4%. As a percentage of net sales, SG&A increased to 11.0% from 10.1%. Approximately $1.9 million of this change was due to the savings recorded in 1999 associated with the Diesel Group's successful conclusion of the closure of its Bari, Italy location. Other significant contributors to the overall increase included $0.6 million increase in PEPL startup costs in Precision Engine and $0.7 million associated with an unsuccessful union organizing effort by the UAW at the Windsor, Connecticut facility.

Amortization of Intangibles. Amortization of intangible assets totaled $5.7 million in 2000 and $5.9 million in 1999. Amortization of goodwill was $1.9 million in both 2000 and 1999.

Operating Income. Operating income increased in 2000 from 1999 by $2.1 million or 9.6%. As a percentage of sales, operating income increased to 8.2% from 7.8%. The increase was due to improved gross profits in the Diesel Group as noted above, partially offset by lower gross profits in Precision Engine and higher SG&A expenses in both segments.

Net Income. Net income increased to $7.8 million in 2000 from $5.9 million in 1999, an increase of $1.9 million or 31.8%. The increase in net income was due to a combination of a $2.1 million improvement in operating income, a $1.9 million reduction in net interest expense and an extraordinary gain of $0.2 million, net of taxes, associated with the early retirement of Senior Subordinated Notes ("Notes"). Net income was reduced by $1.7 million in additional income taxes based on higher earnings and $0.6 million in federal taxes associated with an examination of fiscal years 1997 and 1998.

1999 COMPARED TO 1998

Net Sales. Net sales decreased in 1999 from 1998 by $25.5 million or 8.3%. The decrease was attributable to a sales decline at Diesel Group of $25.5 million, or 10.0%, which resulted from lower sales of GMDS pumps of $18.9 million during 1999 as compared to 1998, when General Motors completed stocking a service inventory for their extended warranty program, and lower sales of Ford injectors of $3.2 million. Precision Engine's sales in 1999 were equal to 1998, with higher demand for DCX products offset by lower sales to European customers.

Gross Profit. Gross profit increased in 1999 from 1998 by $2.1 million or 3.7%. As a percentage of net sales, gross profit increased to 20.4% from 18.0%. Most of the improvement occurred in Precision Engine due to the vertical integration of its manufacturing process for the roller-rocker product line, a $0.7 million reduction of a liability established in 1998 and a combination of price increases and other cost reduction efforts. Lower earnings on reduced sales volumes in the Diesel Group were offset by $3.9 million in revenue from a major customer for volumes not purchased under a supply agreement, indirect staff reductions and cost reduction programs in the Windsor, Connecticut and Jacksonville, North Carolina facilities involving assistance from outside consultants.

Selling, General and Administrative Expense. SG&A expense decreased in 1999 from 1998 by $4.7 million or 14.2%. As a percentage of net sales, SG&A decreased to 10.1% from 10.8%. The lower 1999 SG&A expense was primarily attributable to lower severance costs associated with the successful conclusion of closure activities at the Bari, Italy location which resulted in $1.9 million of savings compared to the $3.4 million estimate recorded to SG&A in 1998. Lower research and development costs in the Diesel Group, as a result of staffing reductions completed in 1999, further contributed to the year-to-year reduction in SG&A.

Amortization of Intangibles. Amortization of intangible assets totaled $5.9 million in 1999 and $6.0 million in 1998. Amortization of goodwill was $1.9 million in both 1999 and 1998.

Operating Income. Operating income increased in 1999 from 1998 by $6.9 million or 45.4%. As a percentage of sales, operating income increased to 7.8% from 4.9%. The increase was due to an improved gross profit and lower SG&A expenses.

Net Income (Loss). Net income increased to $5.9 million in 1999 from a net loss of ($1.7) million in 1998, an increase of $7.6 million. The increase in net income was due to a combination of a $6.9 million improvement in operating income, a $1.6 million reduction in net interest expense, an increase of $1.5 million in income taxes and an extraordinary gain of $0.8 million, net of taxes, associated with the early retirement of $10.0 million in Notes.

LIQUIDITY AND CAPITAL RESOURCES

The Company is highly leveraged as a result of the Acquisition and will continue to have a significant amount of indebtedness. As of December 31, 2000, the Company had $122.9 million of indebtedness. The Company's principal sources of liquidity are cash flow from operations supplemented by borrowings under a revolving credit facility. The Company occasionally has utilized capital leases and, for its Italian subsidiary, SpA, has overdraft facilities with local financial institutions. In addition, subject to the restrictions in the Company's lending agreements, additional senior or other indebtedness may be incurred from time to time to finance acquisitions or capital expenditures or for other general corporate purposes.

Net cash flow provided by operating activities was $35.1 million, $25.9 million and $20.6 million in 2000, 1999 and 1998, respectively. The increase in cash flows in 2000 compared to 1999 was primarily due to increased net income of $1.9 million, additional depreciation of $0.5 million, decrease in deferred taxes of $0.6 million and a $6.1 million decrease in funds required for working capital, noncurrent asset and noncurrent liability accounts. Notable changes in asset and liability accounts during 2000 compared to 1999 included: a reduction in accounts receivable of $7.3 million primarily due to the downturn in DCX business; lower inventories of $5.1; offset by reduced accounts payables of $7.3 million.

Capital expenditures were $9.5 million, $11.4 million and $14.4 million in 2000, 1999 and 1998, respectively. These amounts reflect cash outlays for the purchase of machinery and equipment and the maintenance of existing facilities. Management estimates that the Company has historically spent, and will continue to spend, approximately $3.0 to $4.0 million annually on maintenance of plant and equipment. The remaining non-maintenance capital expenditures represent cash outlays for equipment, machinery or plant expansion in order to support new engine platforms on which the Company intends to supply engine components or to increase capacity to support increased production volumes on existing engine platforms. The Company's capital expenditures of $9.5 million in 2000 were primarily for cost reduction programs in the Diesel Group and general maintenance projects to existing facilities.

Cash flow from financing activities for 2000 resulted in a net reduction to cash of $16.5 million. Principal payments of long-term debt totaled $13.6 million, including an $11.5 million retirement of Notes with a face value $14.1 million. Net payments of Stanadyne Automotive, SpA's overdraft facility were $2.1 million. Scheduled payments of capital lease obligations totaled $0.8 million in 2000.

Management believes that cash flows from operations and availability under the revolving credit facility will provide adequate funds for the Company's foreseeable working capital needs, planned capital expenditures and debt service obligations including increased long-term debt payments totaling $6.4 million. At December 31, 2000, the Company had $30 million in revolving credit lines available through December 11, 2003, of which $3.4 million was used for standby letters of credit, leaving $26.6 million available for borrowings. The Company's ability to fund its operations, make planned capital expenditures, make scheduled debt payments, refinance indebtedness and remain in compliance with all of the financial covenants under its debt agreements will depend on its future operating performance and cash flow, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control.

At December 31, 2000, 1999 and 1998, the Company did not establish a valuation allowance to offset any deferred tax assets. The Company has reported operating income on the consolidated statements of operations as well as income for tax purposes in 2000, 1999 and 1998. Based on projections for future taxable income over the periods during which the deferred tax assets are deductible, and the expectation that a significant portion of these deferred tax assets are to be realized by offsetting them against temporary items, it is management's belief that it is more likely than not that all deferred tax assets will be fully realized.

NEW ACCOUNTING STANDARD

In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be recognized immediately or deferred depending on the use of the derivative and if the derivative is a qualifying hedge. The Company adopted SFAS No. 133 as amended by SFAS No. 138 "Accounting for Certain Derivatives and Certain Hedging Activities", on January 1, 2001, as required. Management has determined that the adoption of these standards will have no significant impact on the Company's consolidated financial statements and related disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks which include changes in interest rates and changes in foreign currency exchange rates as measured against the U.S. dollar.

Interest Rate Risk. The carrying value of the Company's revolving credit lines and term loans approximate fair value. The term loans are primarily LIBOR borrowings and are re-priced approximately every month based on prevailing market rates. A 10% change in the interest rate on the term loans would have increased or decreased the 2000 interest expense by $0.4 million. The Notes bear interest at a fixed rate of 10-1/4% and, therefore, are not sensitive to interest rate fluctuation. The fair value of the Notes based on quoted market prices at December 31, 2000 was approximately $56.4 million.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                                 Page
                                                                                                                 ----

                                        STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES
INDEPENDENT AUDITORS' REPORT...................................................................................    F-1
      Consolidated Balance Sheets as of December  31, 2000 and 1999............................................    F-2
      Consolidated Statements of Operations for the Years Ended December 31, 2000,
        1999 and 1998..........................................................................................    F-3
      Consolidated Statements of Changes in Stockholders' Equity and Comprehensive
         Income (Loss) for the Years Ended December 31, 2000, 1999 and 1998....................................    F-4
      Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998...............    F-5
      Notes to the Consolidated Financial Statements...........................................................    F-6

INDEPENDENT AUDITORS' REPORT


Board of Directors
Stanadyne Automotive Corp.:

We have audited the accompanying consolidated balance sheets of Stanadyne Automotive Corp. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Stanadyne Automotive Corp. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

February 2, 2001

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (DOLLARS IN THOUSANDS, EXCEPT SHARES)


                                       ASSETS                                                    December 31,
                                                                                            2000              1999
                                                                                          ---------        ---------
Current Assets:
     Cash and cash equivalents                                                            $  13,647        $   4,057
     Accounts receivable, net of allowance for uncollectible accounts
        (Notes 15 and 19)                                                                    32,030           40,296
     Inventories, net (Notes 2 and 19)                                                       31,793           36,582
     Prepaid expenses and other assets                                                        1,635            1,451
     Deferred income taxes (Note 11)                                                          6,998            8,360
                                                                                          ---------        ---------
                  Total current assets                                                       86,103           90,746
Property, plant and equipment, net (Note 3)                                                 110,965          119,611
Intangible and other assets, net (Note 4)                                                    82,963           91,687
Due from Stanadyne Automotive Holdings Corp. (Note 14)                                        4,061            4,061
                                                                                          ---------        ---------
                  Total assets                                                            $ 284,092        $ 306,105
                                                                                          =========        =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                                     $  17,291        $  22,354
     Accrued liabilities (Note 6)                                                            27,156           27,788
     Current maturities of long-term debt (Note 8)                                            6,765            5,198
     Current installments of capital lease obligations (Note 5)                                 471              819
                                                                                          ---------        ---------
                  Total current liabilities                                                  51,683           56,159
Long-term debt, excluding current maturities (Note 8)                                       115,667          135,671
Deferred income taxes (Note 11)                                                               5,304            5,747
Capital lease obligations, excluding current installments (Note 5)                               41              592
Other noncurrent liabilities (Note 7)                                                        45,149           46,255
                                                                                          ---------        ---------
                  Total liabilities                                                         217,844          244,424
                                                                                          ---------        ---------

Commitments and Contingencies (Notes 5 and 16)

Stockholders' Equity:
     Common stock, par value $.01, authorized 10,000 shares,
        issued and outstanding 1,000 shares                                                    --               --
     Additional paid-in capital                                                              59,858           59,858
     Other accumulated comprehensive loss                                                    (5,599)          (2,384)
     Retained earnings                                                                       11,989            4,207
                                                                                          ---------        ---------
                  Total stockholders' equity                                                 66,248           61,681
                                                                                          ---------        ---------
                  Total liabilities and stockholders' equity                              $ 284,092        $ 306,105
                                                                                          =========        =========

                See notes to consolidated financial statements.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                                Years Ended December 31,
                                                                   ---------------------------------------------
                                                                       2000             1999             1998
                                                                     ---------        ---------        ---------
Net sales (Notes 15, 17, 18)                                         $ 292,452        $ 281,580        $ 307,053
Costs of goods sold                                                    229,591          224,204          250,943
Plant closure costs (Note 12)                                             --               --                787
                                                                     ---------        ---------        ---------
     Gross profit                                                       62,861           57,376           55,323
Selling, general and administrative expenses (Note 14)                  38,904           37,446           36,863
Plant closure costs (Note 12)                                             --             (1,930)           3,428
                                                                     ---------        ---------        ---------
     Operating income                                                   23,957           21,860           15,032
Other income (expense):
     Interest income                                                       347              522              121
     Interest expense                                                  (12,016)         (14,098)         (15,259)
                                                                     ---------        ---------        ---------
     Income (loss) before income taxes and extraordinary item           12,288            8,284             (106)
Income taxes (Note 11)                                                   5,457            3,128            1,581
                                                                     ---------        ---------        ---------
Income (loss) before extraordinary item                                  6,831            5,156           (1,687)
Extraordinary gain related to early retirement of debt, net of
     income taxes of $634 in 2000 and $500 in 1999 (Note 8)                951              750             --
                                                                     ---------        ---------        ---------
Net income (loss)                                                    $   7,782        $   5,906        $  (1,687)
                                                                     =========        =========        =========

                See notes to consolidated financial statements.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                      (DOLLARS IN THOUSANDS EXCEPT SHARES)

                                                                                  Accumulated
                                                                                     Other
                                                                                    Compre-      Retained
                                                    Common Stock     Additional      hensive      Earnings     Compre-
                                                    ------------      Paid-in       Income      (Accumulated   hensive
                                                  Shares    Amount    Capital       (Loss)       Deficit)    Income (Loss)   Total
                                                  ------    ------    -------     -----------    --------    -------------  ------
January 1, 1998                                    1,000    $ --       $59,858     $    (1)      $    (12)                 $ 59,845
Comprehensive income:
  Net loss                                          --        --          --          --           (1,687)     $(1,687)      (1,687)
                                                                                                               -------
  Other comprehensive income, net of tax -
      Foreign currency translation adjustments      --        --          --         1,033           --          1,033        1,033
                                                                                                               -------
  Other comprehensive income                                                                                     1,033
                                                                                                               -------
Comprehensive loss                                                                                             $  (654)
                                                                                                               =======
                                                  ------    ------     -------     -------       --------                  --------
December 31, 1998                                  1,000      --        59,858       1,032         (1,699)                   59,191
Comprehensive income:
  Net income                                        --        --          --          --            5,906      $ 5,906        5,906
                                                                                                               -------
  Other comprehensive loss, net of tax -
      Foreign currency translation adjustments      --        --          --        (3,416)          --         (3,416)      (3,416)
                                                                                                               -------
  Other comprehensive loss                                                                                      (3,416)
                                                                                                               -------
Comprehensive income                                                                                           $ 2,490
                                                                                                               =======
                                                  ------    ------     -------     -------       --------                  --------
December 31, 1999                                  1,000      --        59,858      (2,384)         4,207                    61,681

Comprehensive income:
  Net income                                        --        --          --          --            7,782      $ 7,782        7,782
                                                                                                               -------
  Other comprehensive loss, net of tax -
      Foreign currency translation adjustments      --        --          --        (3,215)          --         (3,215)      (3,215)
                                                                                                               -------
  Other comprehensive loss                                                                                      (3,215)
                                                                                                               -------
Comprehensive income                                                                                           $ 4,567
                                                                                                               =======
                                                  ------    ------     -------     -------       --------                  --------
December 31, 2000                                  1,000    $ --       $59,858     $(5,599)      $ 11,989                  $ 66,248
                                                  ======    ======     =======     =======       ========                  ========

                See notes to consolidated financial statements.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                   Years Ended December 31,
                                                                           ----------------------------------------
                                                                             2000            1999            1998
                                                                           --------        --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                     $  7,782        $  5,906        $ (1,687)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization                                       21,277          20,804          19,816
         Extraordinary gain, net of applicable income taxes                    (951)           (750)           --
         Deferred income taxes                                                  944             394          (1,065)
         Loss on disposal of property, plant and equipment                      384              77             105
         Changes in assets and liabilities:
              Accounts receivable                                             7,726             450           1,939
              Inventories                                                     4,186            (874)          2,505
              Prepaid expenses and other assets                                (150)          1,268          (2,335)
              Due to Stanadyne Automotive Holding Corp.                        --              --                70
              Accounts payable                                               (4,744)          2,542          (4,068)
              Accrued liabilities                                              (896)         (2,713)          8,648
              Other noncurrent liabilities                                     (496)         (1,190)         (3,296)
                                                                           --------        --------        --------
                  Net cash provided by operating activities                  35,062          25,914          20,632
                                                                           --------        --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                    (9,465)        (11,449)        (14,379)
     Proceeds from disposal of property, plant and equipment                    251             689              30
                                                                           --------        --------        --------
                  Net cash used in investing activities                      (9,214)        (10,760)        (14,349)
                                                                           --------        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (payments) proceeds on revolving credit notes and overdraft
         facilities                                                          (2,072)           (754)          1,755
     Payments on long-term debt                                             (13,628)        (14,246)         (1,000)
     Payments on capital lease obligations                                     (770)         (1,252)         (2,197)
                                                                           --------        --------        --------
                  Net cash used in financing activities                     (16,470)        (16,252)         (1,442)
                                                                           --------        --------        --------
Net increase (decrease) in cash and cash equivalents                          9,378          (1,098)          4,841
Effect of exchange rate changes on cash and cash equivalents                    212              23             (34)
Cash and cash equivalents at beginning of period                              4,057           5,132             325
                                                                           --------        --------        --------
Cash and cash equivalents at end of period                                 $ 13,647        $  4,057        $  5,132
                                                                           ========        ========        ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:

During 1999 and 1998 the Company entered into capital leases for new equipment resulting in capital lease obligations of $30 and $383, respectively.

                See notes to consolidated financial statements.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (DOLLARS IN THOUSANDS, EXCEPT SHARES)



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

         A majority of the outstanding equity of Holdings is owned by American Industrial Partners Capital Fund II, L.P. ("AIP").

         Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all of the Company's wholly-owned subsidiaries: Precision Engine, Stanadyne Automotive SpA ("SpA"), DSD International Corp. (dissolved October 6, 1998), Precision Engine Products LTDA ("PEPL") (incorporated on October 16, 1998) and Stanadyne Automotive Foreign Sales Corp. ("FSC"). Intercompany balances have been eliminated in consolidation. The financial statements of SpA and PEPL are consolidated on a fiscal year basis ending November 30.

         Cash and Cash Equivalents. The Company considers cash on hand and short-term investments with an original maturity of three months or less to be "cash and cash equivalents" for financial statement purposes.

         Inventories. Inventories are stated at the lower of cost or market. The principal components of costs included in inventories are materials, labor, subcontract cost and overhead. The Company uses the last-in/first-out ("LIFO") method of valuing its inventory, except for the inventories of SpA and PEPL, which are valued using the first-in/first-out ("FIFO") method. At December 31, 2000 and 1999, inventories valued at LIFO represented 88% and 86% of total inventories, respectively.

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

                  STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (DOLLARS IN THOUSANDS, EXCEPT SHARES)

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

         Fair Value of Financial Instruments. Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments, requires the disclosure of fair value information for certain assets and liabilities, whether or not recorded in the balance sheet, for which it is practicable to estimate that value. The Company has the following financial instruments: cash and cash equivalents, receivables, accounts payable, accrued liabilities and long-term debt. The Company considers the carrying amount of these items, excluding long-term debt, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization. Refer to Note 8 for fair value disclosures of long-term debt.

         Product Warranty. The Company provides an accrual for the estimated future warranty costs of its products. These estimates are based upon statistical analyses of historical experience of product returns and the related cost.

         Postretirement Benefits. For the defined benefit pension plans, the Company amortizes unrecognized gains and losses exceeding 10% of the accumulated benefit obligation over the average remaining service period of the plan participants as this period approximates the benefit period. This amortization method of postretirement benefit obligations distributes gains and losses over the benefit period of the participants thereby minimizing any volatility caused by actuarial gains and losses.

         Income Taxes. Income taxes are accounted for in accordance with the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the tax basis of assets and liabilities and their financial reporting amounts.

         Foreign Currency Translation. The Company's policy is to translate balance sheet accounts using the exchange rate at the balance sheet date and statement of operations accounts using the average monthly exchange rate for the month in which the transactions are recognized. The resulting translation adjustment is recorded as accumulated other comprehensive income (loss) in the consolidated balance sheets. Worldwide foreign currency transaction losses of $336, $145 and $40 are included in the consolidated statements of operations for 2000, 1999 and 1998, respectively.

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

                  STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (DOLLARS IN THOUSANDS, EXCEPT SHARES)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

         Research and Development. Research and development ("R&D") costs incurred for 2000, 1999 and 1998 were $10,135, $9,075 and $10,283, respectively, of which $911, $596 and $657, respectively, were reimbursed by customers. The net expenses of $9,224, $8,479 and $9,626 in 2000, 1999 and 1998, respectively, are included in the consolidated statements of operations.

         Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Interest Rate Cap Agreement. The Company utilized an interest rate cap agreement (the "Cap") to limit the impact of increases in interest rates on its variable rate debt. The Cap required a premium payment of $7 to the counterparty based on the agreement's notional amount and cap interest rate. The premium was expensed in the Company's 1998 consolidated financial statements. The Cap entitled the Company to receive from the counterparty the amounts by which the selected market interest rates exceeded the Cap interest rate stated in the agreement. The Cap expired December 30, 1999 (see Note 8).

         Accounting for Derivative Instruments and Hedging Activities. In June 1998, SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the values of those derivatives would be recognized immediately or deferred depending on the use of the derivative and if the derivative is a qualifying hedge. The Company has adopted SFAS No. 133, as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" on January 1, 2001, as required. Management has determined that the adoption of these standards will have no significant impact on the Company's consolidated financial statements and related disclosures.

         Reclassifications. Certain amounts have been reclassified in the 1999 and 1998 financial statements to conform to the 2000 presentation.


(2)      INVENTORIES

         Inventories at December 31, consisted of:

                                  2000          1999
                               -------       -------
         Raw materials         $ 1,816       $ 1,968
         Work in process        21,198        24,891
         Finished goods          8,779         9,723
                               -------       -------
                               $31,793       $36,582
                               =======       =======


         The LIFO reserve at December 31, 2000 and 1999 was $1,759 and $940, respectively.

                  STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (DOLLARS IN THOUSANDS, EXCEPT SHARES)


(3)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment including equipment under capital leases at December 31, consisted of:

                                                 2000           1999
                                             --------       --------
         Land                                $ 11,246       $ 11,532
         Building and improvements             22,594         22,296
         Machinery and equipment              114,268        106,165
         Capitalized leases                     2,130          3,530
         Construction in progress               3,838          5,186
                                             --------       --------
                                              154,076        148,709
         Less accumulated depreciation         43,111         29,098
                                             --------       --------
                                             $110,965       $119,611
                                             ========       ========


         Depreciation expense including amortization of assets acquired under capital leases was $15,530, $14,904 and $13,847 for 2000, 1999 and 1998,
respectively. The net book value of assets acquired under remaining capital leases was $1,603 and $2,397 at December 31, 2000 and 1999, respectively.


(4)      INTANGIBLE AND OTHER ASSETS

         Major components of intangible and other assets at December 31, consisted of:


                                                 2000           1999
                                             --------       --------
         Goodwill                            $ 73,935       $ 75,963
         Patents                                9,809          9,809
         Debt issuance costs                    8,149          9,111
         Software                               3,544          3,822
         Customer contracts                     2,690          2,690
         Technological know-how                  --            3,200
         Other                                  2,009          2,352
                                             --------       --------
                                              100,136        106,947
         Less accumulated amortization         17,173         15,260
                                             --------       --------
                                             $ 82,963       $ 91,687
                                             ========       ========

                  STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (DOLLARS IN THOUSANDS, EXCEPT SHARES)


(5)      LEASES

         The Company is obligated under certain noncancelable operating leases. Rent expense for 2000, 1999 and 1998 was $1,959, $1,698 and $1,608,
respectively.

         Future minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year and future minimum capital lease payments as of December 31, 2000 were as follows:


                                                                             CAPITAL     OPERATING
                                                                             LEASES       LEASES
                                                                             ------       ------
         Year ending December 31:
            2001                                                               $488       $  845
            2002                                                                 41          594
            2003                                                                --           401
            2004                                                                --           234
            2005                                                                --             6
                                                                               ----       ------
         Total minimum lease payments                                           529       $2,080
                                                                                          ======
         Less amount representing interest at a weighted average
           rate of 6.9%                                                          17
                                                                               ----
         Present value of net minimum capital lease obligations                 512
         Less current installments of capital lease obligations                 471
                                                                               ----
                  Capital lease obligations, excluding current
                      installments                                             $ 41
                                                                               ====

                  STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (DOLLARS IN THOUSANDS, EXCEPT SHARES)


(6)      ACCRUED LIABILITIES

         Accrued liabilities at December 31, consisted of:

                                                2000          1999
                                             -------       -------
         Salaries, wages and bonus           $ 6,077       $ 7,625
         Vacation                              4,748         4,578
         Retiree health benefits               3,979         4,116
         Accrued warranty                      3,112         3,447
         Pensions                              2,333           937
         Workers' compensation                 2,154         1,916
         Accrued taxes                         1,851         2,123
         Professional fees                       881           402
         Health benefits                         604           425
         Accrued interest payable                390           552
         Plant closure costs (Note 12)           220           326
         Other                                   807         1,341
                                             -------       -------
                                             $27,156       $27,788
                                             =======       =======

(7)     OTHER NONCURRENT LIABILITIES

        Other noncurrent liabilities at December 31, consisted of:

                                                     2000          1999
                                                  -------       -------
         Retiree health benefits                  $23,927       $24,314
         Pensions                                  11,961        12,036
         Italian leaving indemnity (Note 9)         4,014         4,427
         Workers' compensation                      2,266         1,953
         Accrued warranty                           1,231         1,700
         Environmental                              1,020         1,183
         Other noncurrent liabilities                 730           642
                                                  -------       -------
                                                  $45,149       $46,255
                                                  =======       =======

(8)      LONG-TERM DEBT

         Long-term debt at December 31, consisted of:

                                                                             2000           1999
                                                                         --------       --------
         Revolving credit lines                                          $   --         $   --
         Term A loans                                                      23,407         25,358
         Term B loans                                                      22,972         23,146
         Senior Subordinated Notes                                         75,950         90,000
         Stanadyne Automotive SpA debt, payable to Italian banks
              through 2001, bearing interest at rates ranging from
              5.15% to 5.19%                                                  103          2,365
                                                                         --------       --------
                                                                          122,432        140,869
         Less current maturities of long-term debt                          6,765          5,198
                                                                         --------       --------
              Long-term debt, excluding current maturities               $115,667       $135,671
                                                                         ========       ========

                  STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (DOLLARS IN THOUSANDS, EXCEPT SHARES)


(8)      LONG-TERM DEBT - (CONTINUED)

         At December 31, 2000 and 1999, the Company had $30,000 in revolving credit lines (the "Revolving Credit Lines") of which $3,410 and $3,572, respectively, was used for standby letters of credit leaving $26,590 and $26,428, respectively, available for borrowings. Any amounts outstanding are payable on December 11, 2003. The interest rate, had there been any borrowings against the Revolving Credit Lines, would have been a maximum of 10.25% and 9.5% at December 31, 2000 and 1999, respectively. The Company also pays a commitment fee based on the percentage of the unused portion of the Revolving Credit Lines. The percentage used to calculate the commitment fee is .35% to .45% based on certain financial ratios.

         At December 31, 2000 and 1999, the Company had $46,379 and $48,504, respectively, in term loans (the "Term Loans") outstanding at various interest rates ranging from 8.19% to 10.25%. The remaining $23,407 Term A loans outstanding at December 31, 2000 are payable in quarterly installments of $650.2 on January 2, 2001; $1,430.5 from March 31, 2001 through December 31, 2001; $1,820.5 from March 31, 2002 through December 31, 2002; $2,470.7 from March 31,
2003 through September 30, 2003; and $2,340.7 on December 11, 2003. The remaining $22,972 Term B loans outstanding at December 31, 2000 are payable in quarterly installments of $58 from January 2, 2001 through September 30, 2004 with a final balloon payment of $22,044 on December 11, 2004. The Term Loans are primarily LIBOR borrowings and are repriced approximately every month based on prevailing market rates.

         Payment of the Revolving Credit Lines and Term Loans (collectively, the "Credit Agreement") is guaranteed by Stanadyne Automotive Corp. (the "Parent") and Precision Engine and DSD International Corp. through October 6, 1998, (collectively, the "Subsidiary Guarantors"). The Credit Agreement is secured by substantially all of the assets of the Parent and Subsidiary Guarantors and by a pledge of substantially all the issued and outstanding capital stock of the Parent and the Subsidiary Guarantors and 65% of the capital stock of SpA. In addition, the Credit Agreement is subject to financial and other covenants, including limits on indebtedness, liens and capital expenditures, and restricts dividends or other distributions to stockholders.

         The Company had $75,950 and $90,000 of Senior Subordinated Notes (the "Notes") at an interest rate of 10.25% outstanding at December 31, 2000 and 1999, respectively. Between January 25, 2000 and February 2, 2000, the Company retired $14,050 in Notes at a discounted price of $11,503. As a result of the early retirement of the Notes, the Company realized a $1,585 gain which was recorded net of tax and the write off of unamortized debt issuance cost of $962. The transaction was recorded as an extraordinary item in 2000. On October 5, 1999 the Company retired $10,000 in Notes at a discount price of $8,750. The resulting $1,250 gain on this transaction was recorded as a net of tax extraordinary item in 1999. The Notes are due on December 15, 2007. Payment of the Notes is guaranteed by the Subsidiary Guarantors. In addition, the Notes are subject to covenants including limitations on indebtedness, liens, and dividends or other distributions to stockholders.

         At December 31, 2000 and 1999, the weighted average interest rate on the Company's short term borrowings was 5.2% and 4.2%, respectively.

         The fair values of the Company's Term Loans and short-term borrowings approximate their recorded values at December 31, 2000 based on similar borrowing agreements offered by other major institutional banks. The fair value of the Notes based on quoted market prices at December 31, 2000 was approximately $56,393.

                  STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (DOLLARS IN THOUSANDS, EXCEPT SHARES)


(8)      LONG-TERM DEBT - (CONCLUDED)

         The aggregate maturities of long-term debt outstanding at December 31, 2000 were:

                  2001              $     6,765
                  2002                    7,514
                  2003                    9,985
                  2004                   22,218
                  2005                        -
                  Thereafter             75,950
                                    -----------
                                    $   122,432
                                    ===========


         For 2000, 1999 and 1998, interest paid was $12,170, $14,098 and
$15,380, respectively.

(9)      PENSIONS

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

         The following table sets forth the change in benefit obligation, change in plan assets and funded status of the pension plans and amounts recognized in the Company's consolidated balance sheet as of December 31:

                                                             2000                                   1999
                                              ---------------------------------      ---------------------------------
                                              Plans in Which     Plans in Which      Plans in Which    Plans in Which
                                              Assets Exceed       Accumulated         Assets Exceed      Accumulated
                                               Accumulated          Benefit            Accumulated         Benefit
                                                 Benefit           Obligation            Benefit         Obligation
                                                Obligation       Exceeds Assets        Obligation      Exceeds Assets
CHANGE IN PROJECTED BENEFIT OBLIGATIONS:
   Benefit obligation at beginning of year          $ 44,372           $ 2,265           $ 46,016           $ 2,377
   Service cost                                        2,401                71              2,455                61
   Interest cost                                       3,630               196              3,214               162
   Amendments                                          1,401              --                  675              --
   Curtailment gain                                     --                --                 (336)             --
   Actuarial loss (gain)                                 651               308             (6,517)             (226)
   Benefits paid                                      (1,318)             (104)            (1,135)             (109)
                                                    --------           -------           --------           -------
   Benefit obligations at end of year               $ 51,137           $ 2,736           $ 44,372           $ 2,265
                                                    ========           =======           ========           =======

                  STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (DOLLARS IN THOUSANDS, EXCEPT SHARES)


(9)      PENSIONS - (CONTINUED)

                                                             2000                                   1999
                                              ---------------------------------      ---------------------------------
                                              Plans in Which     Plans in Which      Plans in Which    Plans in Which
                                              Assets Exceed       Accumulated         Assets Exceed      Accumulated
                                               Accumulated          Benefit            Accumulated         Benefit
                                                 Benefit           Obligation            Benefit         Obligation
                                                Obligation       Exceeds Assets        Obligation      Exceeds Assets
CHANGE IN PLAN ASSETS:
   Fair value of plan assets at
     beginning of year                           $ 43,898         $  --                $ 37,425          $  --
   Actual return on plan asset                      1,062            --                   6,742             --
   Employer contribution                              588            104                    866             109
   Benefits paid                                   (1,318)          (104)                (1,135)           (109)
                                                 --------           ----               --------            ----
   Fair value of plan asset at end
     of year                                     $ 44,230          $  --               $ 43,898           $  --
                                                 ========          =====               =========          =====


                                                             2000                                   1999
                                              ---------------------------------      ---------------------------------
                                              Plans in Which     Plans in Which      Plans in Which    Plans in Which
                                              Assets Exceed       Accumulated         Assets Exceed      Accumulated
                                               Accumulated          Benefit            Accumulated         Benefit
                                                 Benefit           Obligation            Benefit         Obligation
                                                Obligation       Exceeds Assets        Obligation      Exceeds Assets
FUNDED STATUS:
   Funded status                              $    (6,907)         $    (2,736)       $      (474)         $   (2,265)
   Unrecognized prior service cost                  1,933                   --                647                  --
   Unrecognized net actuarial (gain) loss          (6,614)                  79            (10,609)               (229)
                                             ------------          -----------        -----------          ----------
   Accrued pension cost                       $   (11,588)         $    (2,657)       $   (10,436)         $   (2,494)
                                              ===========          ===========        ===========          ==========

         The components of the net periodic pension costs were as follows:

                                                                Years Ended December 31,
                                                  -----------------------------------------------------
                                                     2000                   1999                   1998
                                                  -------                -------                -------
Service cost                                      $ 2,472                $ 2,516                $ 2,542
Interest cost                                       3,826                  3,376                  3,036
Expected return on plan assets                     (4,042)                (3,520)                (2,997)
Amortization of prior service costs                   114                     28                   --
Curtailment gain                                     --                     (336)                  --
Recognized net actuarial gain                        (364)                  (123)                  --
                                                  -------                -------                -------
   Net periodic pension cost                      $ 2,006                $ 1,941                $ 2,581
                                                  =======                =======                =======

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (DOLLARS IN THOUSANDS, EXCEPT SHARE)

(9)      PENSIONS - (CONCLUDED)

         Actuarial assumptions used in accounting for the pension plans during 2000, 1999 and 1998 were:

                                                                   Years Ended December 31,
                                                            -----------------------------------
                                                              2000          1999          1998
                                                            -------       -------       -------
         Assumed average salary compensation increase          5.0%          5.0%          5.0%
         Discount rate                                        7.75%         7.75%          7.0%
         Expected long-term rate of return on assets           9.0%          9.0%          9.0%


         No compensation increase rate is applicable for the hourly plans, as they are flat pay for each year of service (regardless of compensation earned).

         Effective July 1, 2000 and 1999 the unit benefit for hourly participants and the minimum benefit for salaried participants were increased by two dollars and one dollar, respectively, per month for each year of service.

          Staff reductions in the first half of 1999 resulted in a curtailment gain of $336.

         In accordance with Italian Civil Code, the Company provides employees of SpA a leaving indemnity payable upon termination of employment. The amount of this leaving indemnity is determined by the employee's category, length of service, and overall remuneration earned during service. Amounts included as part of other noncurrent liabilities at December 31, 2000 and 1999 were $4,014 and $4,427, respectively. Leaving indemnity expense was $538, $634 and $950 for 2000, 1999 and 1998, respectively.

(10)     POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE

         The Company and its domestic subsidiaries currently make available certain health care and life insurance benefits for retired employees. Full-time employees of the Company (except non-grandfathered employees at the Tallahassee and Elmhurst locations) may become eligible for those benefits when they reach retirement, provided they attain age 57 with a minimum of 10 consecutive years of service immediately preceding retirement, if such programs are still in effect.

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

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (DOLLARS IN THOUSANDS, EXCEPT SHARE)


(10)     POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE - (CONTINUED)

         Unrecognized gains and losses exceeding 10% of the accumulated postretirement benefit obligation are amortized over the average remaining service period of the plan participants.

         The following table presents the plan's change in benefit obligation, change in plan assets and funded status reconciled with amounts recognized in the Company's consolidated balance sheet as of December 31:

                                                           2000             1999
                                                         --------          --------
Change in benefit obligations:
  Benefit obligation at beginning of year               $  32,129          $ 29,739
  Service cost                                                273               320
  Interest cost                                             2,352             2,311
  Actuarial (gain) loss                                      (210)            3,257
  Plan participants' contributions                            467               357
  Benefits paid                                            (3,679)           (3,855)
                                                        ---------          --------
  Benefit obligation at end of year                     $  31,332          $ 32,129
                                                        =========          ========
Change in plan assets:
  Fair value of plan assets at beginning of year         $     --          $     --
  Actual return on plan assets                                 --                --
  Employer contribution                                     3,212             3,498
  Plan participants' contribution                             467               357
  Benefit paid                                             (3,679)           (3,855)
                                                         --------          --------
  Fair value of plan assets at end of year               $     --          $     --
                                                         ========          ========
Funded status:
  Funded status                                          $(31,332)         $(32,129)
  Unrecognized net actuarial loss                           3,643             3,961
                                                         --------          --------
  Accrued postretirement cost                            $(27,689)         $(28,168)
                                                         ========          ========

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (DOLLARS IN THOUSANDS, EXCEPT SHARE)


(10)     POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE - (CONTINUED)

         Net periodic postretirement benefit costs included the following components:

                                                         Years Ended December 31,
                                                  ------------------------------------
                                                    2000           1999           1998
                                                  ------         ------         ------
Service cost                                      $  273         $  320         $  324
Interest cost                                      2,352          2,311          2,026
Recognition of net actuarial loss                    108            352             --
                                                  ------         ------         ------
     Net periodic postretirement benefits
       cost                                       $2,733         $2,983         $2,350
                                                  ======         ======         ======


        For measurement purposes, the following medical and dental cost trend rates were assumed in determining the accumulated benefit obligation:

       Medical Cost Trend Rates

       -   Medical prior to age 65           6.0% and 4.5% in 1998 and 1999,
           (Indemnity Plan)                  respectively, and 6.5% in 2000
                                             decreasing 0.5% per year for 3
                                             years, ultimately 4.5% in 2004 and
                                             thereafter.

       -   Medical prior to age 65 (HMOs);   4.5% in 1998 and 1999, 6.5% in 2000
           per medical age 65 and older      decreasing 0.5% per year for 3
                                             years, ultimately 4.5% in 2004 and
                                             thereafter.

       Dental Cost Trend Rate

       -   Dental costs                      4.5% in 1998 and thereafter.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (DOLLARS IN THOUSANDS, EXCEPT SHARE)

(10)     POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE - (CONCLUDED)

         The effect of a 1% change in health care cost trend rates would have the following impact on the accumulated postretirement benefit obligation and the net annualized postretirement benefit costs:

                                                          2000            1999            1998
                                                         -----           -----           -----
          One percentage point increase:
            -  Service cost plus interest                $  20           $  34           $  44
            -  Postretirement benefit obligation           218             390             591

          One percentage point decrease:
            -  Service cost plus interest cost             (23)            (38)            (50)
            -  Postretirement benefit obligation          (255)           (457)           (698)

          Discount rate                                   7.75%           7.75%            7.0%


(11)     INCOME TAXES

         Income taxes (benefit) consisted of:

                          Current         Deferred           Total
                          -------         --------           -----
            2000
               Federal    $ 4,012          $   581          $ 4,593
               State          666              (58)             608
               Foreign        469              421              890
                          -------          -------          -------
                          $ 5,147          $   944          $ 6,091
                          =======          =======          =======

            1999
               Federal    $ 1,897          $   213          $ 2,110
               State          916             (383)             533
               Foreign        421              564              985
                          -------          -------          -------
                          $ 3,234          $   394          $ 3,628
                          =======          =======          =======

            1998
               Federal    $   769          $ 1,507          $ 2,276
               State          403              406              809
               Foreign        699           (2,203)          (1,504)
                          -------          -------          -------
                          $ 1,871          $  (290)         $ 1,581
                          =======          =======          =======

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (DOLLARS IN THOUSANDS, EXCEPT SHARE)

(11)     INCOME TAXES - (CONTINUED)

         The income taxes for 2000 and 1999 in the table above includes $634 and $500, respectively, which offsets the extraordinary gain related to the early retirement of debt.

         Total income taxes differed from the amounts computed by applying the U.S. Federal income tax rate of 35% for 2000 and 34% for 1999 and 1998 to income before income taxes as follows:


                                                                   Years Ended December 31,
                                                           -----------------------------------------
                                                             2000             1999             1998
                                                           -------          -------          -------
Computed "expected" expense (benefit)                      $ 4,855          $ 3,242          $   (36)
Increase (reduction) in income tax resulting from:
     State taxes, net of federal tax effect                    425              352              534
     Foreign taxes                                             467              431            1,008
     Goodwill permanent difference                             668              662              676
     Federal R & D credit permanent difference                 (76)            --                (99)
     Tax benefit of Foreign Sales Corp.                     (1,010)          (1,390)            (361)
     Rate difference on income of
        foreign operations                                      27              145             (222)
     Impact of tax examinations                                565             --               --
     Other, net                                                170              186               81
                                                           -------          -------          -------
                                                           $ 6,091          $ 3,628          $ 1,581
                                                           =======          =======          =======


         U.S. Federal, state and foreign net income taxes paid amounted to $5,395, $2,623 and $2,613 for 2000, 1999 and 1998, respectively.

         Income before taxes from domestic operations amounted to $8,451, $2,191 and $6,635 for 2000, 1999 and 1998, respectively. Income (loss) before taxes from foreign operations amounted to $5,422, $7,343 and $(6,741) for 2000, 1999 and 1998, respectively.

         As a result of losses in current and previous years, the Company has unused net operating loss carryforwards for state income tax purposes of approximately $121 at December 31, 2000, which, if not used to offset future state taxable income, will begin to expire in 2001. The Company also has unused foreign net operating losses of $5,150 at December 31, 2000 which will begin to expire in 2001.

         The Company has been subject to the U.S. Alternative Minimum Tax ("AMT") and, therefore, has a cumulative AMT credit carryforward of $2,613 as of December 31, 2000. This carryforward has an unlimited life and may be used to offset federal income taxes in excess of AMT in future periods.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (DOLLARS IN THOUSANDS, EXCEPT SHARE)

(11)     INCOME TAXES - (CONCLUDED)

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, are presented as follows:

                                                             2000            1999
                                                            -------         -------
Current:
   Deferred tax assets:
       Postretirement benefits                              $ 1,837         $ 1,892
       Compensated absences                                   1,714           1,603
       Alternative minimum tax credit carryforwards           1,060           2,087
       Workers' compensation                                    883             766
       Net operating losses                                     295             374
       Health benefits                                          248             170
       Federal general business credit                         --               213
       Other                                                  1,830           2,401
                                                            -------         -------
           Deferred tax assets                                7,867           9,506
   Deferred tax liabilities:
       Inventories                                              869           1,146
                                                            -------         -------
           Net current deferred tax asset                   $ 6,998         $ 8,360
                                                            =======         =======
Noncurrent:
   Deferred tax assets:
       Postretirement benefits                              $15,095         $14,797
       Alternative minimum tax credit carryforwards           1,553           2,273
       Net operating loss carryforwards                       1,400           2,230
       Workers' compensation                                    929             781
       Other                                                  1,700           1,299
                                                            -------         -------
           Deferred tax assets                               20,677          21,380
   Deferred tax liabilities:
       Property, plant and equipment                         25,981          27,127
                                                            -------         -------
           Net noncurrent deferred tax liability            $ 5,304         $ 5,747
                                                            =======         =======


         At December 31, 2000, the Company did not establish a valuation allowance to offset any deferred tax assets. The Company has reported operating income on the consolidated statements of operations as well as income for tax purposes in 2000, 1999 and 1998. Based on projections for future taxable income over the periods during which the deferred tax assets are deductible, and the expectation that a significant portion of these deferred tax assets are to be realized by offsetting them against temporary items, it is management's belief that it is more likely than not that all deferred tax assets will be fully realized. Projections indicate full utilization of the following deferred tax assets: 1) AMT credit carryforward of approximately $2,613 by 2003, 2) foreign net operating losses of $5,150 by 2005, and 3) state net operating losses of approximately $121 by 2003.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (DOLLARS IN THOUSANDS, EXCEPT SHARE)

(12)     PLANT CLOSURE COSTS

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

(13)     401(k) PLAN

         Substantially all of the Company's domestic employees are eligible to participate in 401(k) savings plans. The 401(k) savings plans provide such employees with the opportunity to save for retirement on a tax deferred basis. The Company contributes 50% of the employee's contribution per year up to a limit, as defined in the plan documents. The Company made contributions of $396, $396 and $404 during 2000, 1999 and 1998, respectively.

(14)     RELATED PARTY TRANSACTIONS

         During 2000, 1999 and 1998 the Company incurred management fees of $1,100 from AIP for management services provided. These charges are included in selling, general and administrative expenses.

         The Company has an amount due from Stanadyne Automotive Holding Corp. of $4,061 as of December 31, 2000 and 1999.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (DOLLARS IN THOUSANDS, EXCEPT SHARE)


(15)     SIGNIFICANT CUSTOMERS

         Sales to customers and their affiliates, which represented approximately 10% or more of consolidated total sales, were as follows:

                                                                Years Ended December 31,
                                             -----------------------------------------------------------------
                          Segment                  2000        %         1999        %         1998        %
                          -------            -------------    ----     --------     ----   -----------    ----
Customer A             Diesel Group             $ 56,872      19.4     $45,359      16.1    $ 56,416      18.4
Customer B     Precision Engine/Diesel Group      29,105      10.0      34,143      12.1      33,188      10.8
Customer C             Diesel Group               65,062      22.2      57,203      20.3      58,445      19.0


         Accounts receivable balances with these customers and their affiliates were $15,878 and $18,913 at December 31, 2000 and 1999, respectively.



(16)     COMMITMENTS AND CONTINGENCIES

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

         The effect of this indemnification is to limit environmental exposure of known sites. However, there are limitations to this indemnification. Estimates of the cost as of the date of the acquisition for the remediations to be completed by Metromedia at the Windsor, Connecticut and Jacksonville, North Carolina facilities were $1,700 and $300, respectively. Estimates of future costs of environmental matters are inevitably imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the development and application of new technologies, the identification of new sites for which the Company may have remediation responsibility and the apportionment and collectibility of remediation costs among responsible parties. The Company establishes reserves for these environmental matters when a loss is probable and reasonably estimable and has accrued its best estimate, $1,182 and $1,344, with respect to these matters at December 31, 2000 and 1999, respectively. It is reasonably possible that the final resolution of some of these matters may require the Company to make expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. However, management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company's financial position or results of operations.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (DOLLARS IN THOUSANDS, EXCEPT SHARE)

(17)     SEGMENTS

         The Company has two reportable segments, the Diesel Systems Group (the "Diesel Group") and Precision Engine. The Diesel Group manufactures diesel fuel injection equipment including fuel pumps, injectors and filtration systems. This segment accounted for approximately 85%, 82% and 84% of the Company's revenues for 2000, 1999 and 1998, respectively. Precision Engine manufactures roller-rocker arms, hydraulic valve lifters and lash adjusters for gasoline engines. Revenues for Precision Engine accounted for 15%, 18% and 16% of total revenues for 2000, 1999 and 1998, respectively. The Company's reportable segments are strategic business units that offer similar products (engine parts) to customers in related industries (agricultural, industrial and automotive engine manufacturers). The Company considers the Diesel Group and Precision Engine to be two distinct segments because the operating results of each are compiled, reviewed and managed separately. In addition, the products and services of each segment have an end use (gasoline versus diesel engines) which entails different engineering and marketing efforts. There were no intersegment sales between the Diesel Group and Precision Engine for any of the periods presented below.

         The following summarizes key information used by the Company in evaluating the performance of each segment:


                                                          As of and For the Year Ended December 31, 2000
                                                 Diesel            Precision
                                                 Group              Engine            Eliminations           Totals
                                             -----------         -----------         -------------       -----------
Net sales                                    $   248,404         $    44,048         $         --        $   292,452
Gross profit                                      57,160               5,701                   --             62,861
Depreciation and amortization expense             17,682               3,595                   --             21,277
Operating income                                  23,946                  11                   --             23,957
Net income (loss)                                  9,047              (1,265)                  --              7,782
Total assets                                     257,387              45,999              (19,294)           284,092
Total capital expenditures                         8,808                 657                   --              9,465


                                                          As of and For the Year Ended December 31, 1999
                                                 Diesel            Precision
                                                 Group              Engine            Eliminations           Totals
                                             -----------         -----------         -------------       -----------
Net sales                                    $   231,048        $     50,532         $         --        $   281,580
Gross profit                                      48,001               9,375                   --             57,376
Depreciation and amortization expense             17,491               3,313                   --             20,804
Operating income                                  17,700               4,160                   --             21,860
Net income                                         5,050                 856                   --              5,906
Total assets                                     270,530              53,604              (18,029)           306,105
Total capital expenditures                         9,439               2,010                   --             11,449

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (DOLLARS IN THOUSANDS, EXCEPT SHARES)

(17)     SEGMENTS - (CONCLUDED)


                                                          As of and For the Year Ended December 31, 1998
                                                 Diesel            Precision
                                                 Group              Engine            Eliminations           Totals
                                             -----------         -----------         -------------       -----------
Net sales                                    $   256,594        $     50,459         $         --        $   307,053
Gross profit                                      48,641               6,682                   --             55,323
Depreciation and amortization
  expense                                         16,795               3,021                   --             19,816
Operating income                                  12,894               2,138                   --             15,032
Net loss                                          (1,070)               (617)                  --             (1,687)
Total assets                                     283,724              57,986              (19,794)           321,916
Total capital expenditures                        11,293               3,086                   --             14,379



(18)     FOREIGN AND GEOGRAPHIC INFORMATION

         The Company has manufacturing operations in the United States, Italy and Brazil. The following is a summary of information by area:


                                                Years Ended December 31,
                                      -----------------------------------------
                                          2000             1999             1998
                                      --------         --------         --------
Net sales:
     Domestic -- United States        $173,802         $168,463         $195,595
                                      --------         --------         --------
     Foreign net sales:
         England                        34,417           43,547           51,009
         All other                      84,233           69,570           60,449
                                      --------         --------         --------
     Total foreign sales               118,650          113,117          111,458
                                      --------         --------         --------
Net sales                             $292,452         $281,580         $307,053
                                      ========         ========         ========

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (DOLLARS IN THOUSANDS, EXCEPT SHARES)

(18)     FOREIGN AND GEOGRAPHIC INFORMATION - (CONCLUDED)


                                                             December 31,
                                                     ---------------------------
                                                        2000              1999
                                                     ---------          --------
          Long-lived assets:
               United States                         $ 168,299          $181,610
               Italy                                    24,815            29,341
               Brazil                                      814               347
                                                     ---------          --------
                   Long-lived assets                 $ 193,928          $211,298
                                                     =========          ========

          Deferred tax assets (liabilities):
               United States                         $   1,703          $  2,226
               Italy                                      (526)              240
               Brazil                                      517               147
                                                     ---------          --------
                   Deferred tax assets               $   1,694          $  2,613
                                                     =========          ========


(19)     VALUATION AND QUALIFYING ACCOUNTS

         The components of significant valuation and qualifying accounts were as follows:


                                                     Allowance for
                                                     Uncollectible
                                                       Accounts         Inventory
                                                      Receivable         Reserves
                                                     --------------     ---------
          Balance January 1, 1998                      $ 1,508          $ 2,659
               Charged to costs and expenses                44            1,896
               (Write-offs) recoveries                  (1,062)               7
               Effect of exchange rate changes              10               58
                                                       -------          -------
          Balance December 31, 1998                        500            4,620

               Charged to costs and expenses               208              378
               Write-offs                                  (54)          (1,781)
               Effect of exchange rate changes             (44)            (125)
                                                       -------          -------
          Balance December 31, 1999                        610            3,092

               Charged to costs and expenses               142              473
               (Write-offs) recoveries                    (200)            (807)
               Effect of exchange rate changes             (52)             (64)
                                                       -------          -------
          Balance December 31, 2000                    $   500          $ 2,694
                                                       =======          =======

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (DOLLARS IN THOUSANDS, EXCEPT SHARES)

(20)     SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS

         The Notes issued by the Company are guaranteed jointly, fully, severally and unconditionally by the Subsidiary Guarantors on a subordinated basis and are not guaranteed by SpA, PEPL and FSC (the "Non-Guarantors").

         Supplemental combining condensed balance sheets as of December 31, 2000 and 1999 and the supplemental combined condensed statements of operations and cash flows for 2000, 1999 and 1998 for the Parent, Subsidiary Guarantors and Non-Guarantor Subsidiaries are presented below. Separate complete financial statements of the Guarantor are not presented because management has determined that they are not material to investors.


                                                                                  December 31, 2000
                                                ----------------------------------------------------------------------------------
                                                  Stanadyne                                                            Stanadyne
                                                 Automotive                           Non-                             Automotive
                                                    Corp.          Subsidiary       Guarantor                            Corp. &
                                                   Parent          Guarantors      Subsidiaries      Eliminations     Subsidiaries
                                                 ----------        ----------      ------------      ------------     ------------
ASSETS
Cash and cash equivalents                        $  13,383          $     14          $    85         $    165          $  13,647
Accounts receivable, net                            25,094             3,537            3,399              --              32,030
Inventories                                         20,081             7,869            3,948             (105) (c)        31,793
Other current assets                                 5,815             1,584            1,234              --               8,633
                                                 ---------          --------          -------         --------          ---------
         Total current assets                       64,373            13,004            8,666               60             86,103
Property, plant and equipment, net                  79,212            19,141           12,612               --            110,965
Intangible and other assets, net                    57,499            12,964           13,017             (517) (b)        82,963
Investment in subsidiaries                          42,742            (1,111)            --            (41,631) (a)          --
Due from Stanadyne Automotive Holding
   Corp.                                             4,061              --               --                 --              4,061
                                                 ---------          --------          -------         --------          ---------
         Total assets                            $ 247,887          $ 43,998          $34,295         $(42,088)         $ 284,092
                                                 =========          ========          =======         ========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued
   liabilities                                   $  34,686          $  5,231          $ 4,530         $    --           $  44,447
Current maturities of long-term debt and
   capital lease obligations                         6,662              --                574              --               7,236
                                                 ---------          --------          -------         --------          ---------
         Total current liabilities                  41,348             5,231            5,104              --              51,683
Long-term debt and capital lease
   obligations                                     115,667              --                 41              --             115,708
Other noncurrent liabilities                        33,779            11,508            5,683             (517) (b)        50,453
Intercompany accounts                              (14,926)            7,909            6,616              401               --
Stockholders' equity                                72,019            19,350           16,851          (41,972) (a)        66,248
                                                 ---------          --------          -------         --------          ---------
         Total liabilities and
           stockholders' equity                  $ 247,887          $ 43,998          $34,295         $(42,088)         $ 284,092
                                                 =========          ========          =======         ========          =========


(a)      Amount represents the elimination of investments in subsidiaries.

(b)      Reclassify Non-Guarantor deferred tax asset to deferred tax liability.

(c) Amount represents the elimination of inventory for out of period transfers.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (DOLLARS IN THOUSANDS, EXCEPT SHARES)

(20)     SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

                                                                                  December 31, 1999
                                                ----------------------------------------------------------------------------------
                                                  Stanadyne                                                            Stanadyne
                                                 Automotive                           Non-                             Automotive
                                                    Corp.          Subsidiary       Guarantor                            Corp. &
                                                   Parent          Guarantors      Subsidiaries      Eliminations     Subsidiaries
                                                 ---------         -----------     ------------      -------------    ------------
ASSETS
Cash and cash equivalents                        $   3,760          $      2          $    184          $    111          $  4,057
Accounts receivable, net                            28,068             8,213             4,112               (97)           40,296
Inventories                                         23,677             8,039             5,184              (318)(c)        36,582
Other current assets                                 6,636             1,196             1,979              --               9,811
                                                 ---------          --------          --------          --------          --------
         Total current assets                       62,141            17,450            11,459              (304)           90,746
Property, plant and equipment, net                  83,467            21,476            14,668              --             119,611
Intangible and other assets, net                    63,068            13,746            15,020              (147)(b)        91,687
Investment in subsidiaries                          36,516              (311)             --             (36,205)(a)          --
Due from Stanadyne Automotive Holding
   Corp.                                             4,061              --                --                --               4,061
                                                 ---------          --------          --------          --------          --------
         Total assets                            $ 249,253          $ 52,361          $ 41,147          $(36,656)         $306,105
                                                 =========          ========          ========          ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued
   liabilities                                   $  37,857          $  6,511          $  5,842          $    (68)         $ 50,142
Current maturities of long-term debt and
   capital lease obligations                         3,007              --               3,010              --               6,017
                                                 ---------          --------          --------          --------          --------
         Total current liabilities                  40,864             6,511             8,852               (68)           56,159
Long-term debt and capital lease
   obligations                                     135,671              --                 592              --             136,263
Other noncurrent liabilities                        34,096            12,224             5,829              (147)(b)        52,002
Intercompany accounts                              (25,498)           15,567            10,023               (92)             --
Stockholders' equity                                64,120            18,059            15,851           (36,349)(a)        61,681
                                                 ---------          --------          --------          --------          --------
         Total liabilities and
           stockholders' equity                  $ 249,253          $ 52,361          $ 41,147          $(36,656)         $306,105
                                                 =========          ========          ========          ========          ========


(a)      Amount represents the elimination of investments in subsidiaries.

(b)      Reclassify Non-Guarantor deferred tax asset to deferred tax liability.

(c) Amount represents the elimination of inventory for out of period transfers.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (DOLLARS IN THOUSANDS, EXCEPT SHARES)

(20)     SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

                                                                         Year Ended December 31, 2000
                                                ----------------------------------------------------------------------------------
                                                  Stanadyne                                                            Stanadyne
                                                 Automotive                           Non-                             Automotive
                                                    Corp.          Subsidiary       Guarantor                            Corp. &
                                                   Parent          Guarantors      Subsidiaries      Eliminations     Subsidiaries
                                                 ---------         -----------     ------------      -------------     ------------
Net sales                                         $228,375         $ 44,230          $ 20,433         $ (586) (a)       $292,452
Cost of goods sold                                 174,424           38,492            17,275           (600) (a)        229,591
                                                  --------         --------          --------          ------          ---------
         Gross profit                               53,951            5,738             3,158             14              62,861
Selling, general, administrative and
   other operating expenses                         32,025            4,593             2,449           (163)             38,904
Intercompany FSC commissions                         4,163              259            (4,422)            --                  --
                                                  --------         --------          --------          ------          ---------
         Operating income                           17,763              886             5,131            177              23,957
Interest, net                                        9,706              325             1,476            162              11,669
                                                  --------         --------          --------          ------          ---------
         Income before income taxes and
           extraordinary item                        8,057              561             3,655             15              12,288
Income taxes                                         3,060              999             1,398             --               5,457
                                                  --------         --------          --------          ------          ---------
         Income (loss) before extraordinary item     4,997             (438)            2,257             15               6,831
Extraordinary gain                                     951             --                --               --                 951
                                                  --------         --------          --------          ------          ---------
         Net income (loss)                        $  5,948         $   (438)         $  2,257          $  15            $  7,782
                                                  ========         ========          ========          ======          =========

(a)      To eliminate intercompany sales and cost of sales.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (DOLLARS IN THOUSANDS, EXCEPT SHARES)

(20)     SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

                                                                         Year Ended December 31, 1999
                                                ----------------------------------------------------------------------------------
                                                  Stanadyne                                                            Stanadyne
                                                 Automotive                           Non-                             Automotive
                                                    Corp.          Subsidiary       Guarantor                            Corp. &
                                                   Parent          Guarantors      Subsidiaries      Eliminations     Subsidiaries
                                                 ---------         -----------     ------------      -------------    ------------
Net sales                                         $ 207,348          $ 50,647        $ 24,199          $  (614)(a)      $281,580
Cost of goods sold                                  161,004            41,235          22,474             (509)(a)       224,204
                                                  ---------          --------        --------          -------          --------
         Gross profit                                46,344             9,412           1,725             (105)           57,376
Selling, general, administrative and
   other operating expenses                          30,588             4,092             804               32            35,516
Intercompany FSC commission                           5,711               683          (6,394)              --              --
                                                  ---------          --------        --------          -------          --------
         Operating income                            10,045             4,637           7,315             (137)           21,860
Interest, net                                        11,036             1,127           1,423              (10)           13,576
                                                  ---------          --------        --------          -------          --------
         (Loss) income before income taxes
           (benefit) and
           extraordinary item                          (991)            3,510           5,892             (127)            8,284
Income taxes (benefit)                                 (815)            2,285           1,658             --               3,128
                                                  ---------          --------        --------          -------          --------
         (Loss) income before
           extraordinary item                          (176)            1,225           4,234             (127)            5,156
Extraordinary gain                                      750              --              --               --                 750
                                                  ---------          --------        --------          -------          --------
         Net income  (loss)                       $     574          $  1,225        $  4,234          $  (127)         $  5,906
                                                  =========          ========        ========          =======          ========


(a)      To eliminate intercompany sales and cost of sales.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (DOLLARS IN THOUSANDS, EXCEPT SHARES)


(20)     SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)


                                                                      Year Ended December 31, 1998
                                             ----------------------------------------------------------------------------------
                                               Stanadyne                                                            Stanadyne
                                              Automotive                           Non-                             Automotive
                                                 Corp.          Subsidiary       Guarantor                            Corp. &
                                                Parent          Guarantors      Subsidiaries      Eliminations     Subsidiaries
                                             ---------         -----------     ------------      -------------     ------------
Net sales                                     $231,215         $ 50,459          $ 26,138          $(759)(a)         $ 307,053
Cost of goods sold                             181,367           43,777            27,376           (790)(a)           251,730
                                              --------         --------          --------          -----             ---------
         Gross profit (loss)                    49,848            6,682            (1,238)            31                55,323
Selling, general, administrative and
   other operating expenses                     30,310            4,471             5,510             --                40,291
Intercompany FSC commissions                     1,560               73            (1,633)            --                    --
                                              --------         --------          --------          -----             ---------
         Operating income (loss)                17,978            2,138            (5,115)            31                15,032
Interest, net                                   11,851            1,539             1,730             18                15,138
                                              --------         --------          --------          -----             ---------
         Income (loss) before income
           taxes (benefit)                       6,127              599            (6,845)            13                  (106)
Income taxes (benefit)                           1,681            1,216            (1,316)          --                   1,581
                                              --------         --------          --------          -----             ---------
         Net income (loss)                    $  4,446         $   (617)         $ (5,529)         $  13             $  (1,687)
                                              ========         ========          ========          =====             =========


(a)      To eliminate intercompany sales and cost of sales.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


(20)     SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)


                                                                         Year Ended December 31, 2000
                                                ----------------------------------------------------------------------------------
                                                  Stanadyne                                                            Stanadyne
                                                 Automotive                           Non-                             Automotive
                                                    Corp.          Subsidiary       Guarantor                            Corp. &
                                                   Parent          Guarantors      Subsidiaries      Eliminations     Subsidiaries
                                                 ---------         -----------     ------------      -------------     ------------
Cash flows from operating activities:
     Net income (loss)                              $  5,948          $  (438)         $ 2,257          $  15          $  7,782
     Adjustments to reconcile net income (loss)
       to net cash provided by (used in)
       operating activities:
           Depreciation and amortization              16,336            3,561            1,380           --              21,277
           Other adjustments                             116             (163)             424           --                 377
           Changes in operating assets and
              liabilities                              8,854           (2,489)            (564)          (175)            5,626
                                                    --------          -------          -------          -----          --------
           Net cash provided by (used in)
              operating activities                    31,254              471            3,497           (160)           35,062
                                                    --------          -------          -------          -----          --------
Cash flows from investing activities:
     Capital expenditures                             (8,029)            (508)            (928)          --              (9,465)
     Proceeds from disposal of property,
       plant and equipment                               200               49                2           --                 251
                                                    --------          -------          -------          -----          --------
           Net cash used in investing
              activities                              (7,829)            (459)            (926)          --              (9,214)
                                                    --------          -------          -------          -----          --------

Cash flows from financing activities:
     Net change in debt                              (13,802)            --             (2,668)          --             (16,470)
                                                    --------          -------          -------          -----          --------
           Net cash used in financing
              activities                             (13,802)            --             (2,668)          --             (16,470)
                                                    --------          -------          -------          -----          --------

Net increase (decrease) in cash and cash
   equivalents                                         9,623               12              (97)          (160)            9,378
Effect of exchange rate changes on cash                 --               --                 (2)           214               212
Cash and cash equivalents at
   beginning of year                                   3,760                2              184            111             4,057
                                                    --------          -------          -------          -----          --------
Cash and cash equivalents at
   end of year                                      $ 13,383          $    14          $    85          $ 165          $ 13,647
                                                    ========          =======          =======          =====          ========

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


(20)     SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)


                                                                         Year Ended December 31, 1999
                                                ----------------------------------------------------------------------------------
                                                  Stanadyne                                                            Stanadyne
                                                 Automotive                           Non-                             Automotive
                                                    Corp.          Subsidiary       Guarantor                            Corp. &
                                                   Parent          Guarantors      Subsidiaries      Eliminations     Subsidiaries
                                                 ---------         -----------     ------------      -------------     ------------
Cash flows from operating activities:
     Net income (loss)                              $    574          $ 1,225          $ 4,234          $  (127)         $  5,906
     Adjustments to reconcile net income
       (loss) to net cash provided by (used
       in) operating activities:
           Depreciation and amortization              15,902            3,306            1,596             --              20,804
           Other adjustments                            (191)            (652)             564             --                (279)
           Changes in operating assets and
              liabilities                             10,156           (2,679)          (7,909)             (85)             (517)
                                                    --------          -------          -------          -------          --------
           Net cash provided by (used in)
              operating activities                    26,441            1,200           (1,515)            (212)           25,914
                                                    --------          -------          -------          -------          --------

Cash flows from investing activities:
     Capital expenditures                             (8,854)          (1,792)            (803)            --             (11,449)
     Proceeds from disposal of property,
       plant and equipment                                71              618             --               --                 689
     Investment in subsidiaries                       (3,963)             (29)            --              3,992              --
                                                    --------          -------          -------          -------          --------
           Net cash (used in) provided by
              investing activities                   (12,746)          (1,203)            (803)           3,992           (10,760)
                                                    --------          -------          -------          -------          --------

Cash flows from financing activities:
     Net change in debt                              (14,791)            --             (1,461)            --             (16,252)
     Net change in equity                               --               --              3,992           (3,992)             --
                                                    --------          -------          -------          -------          --------
           Net cash (used in) provided by
              financing activities                   (14,791)            --              2,531           (3,992)          (16,252)
                                                    --------          -------          -------          -------          --------

Net (decrease) increase in cash and cash
   equivalents                                        (1,096)              (3)             213             (212)           (1,098)
Effect of exchange rate changes on cash                   (3)            --                (34)              60                23
Cash and cash equivalents at
   beginning of year                                   4,859                5                5              263             5,132
                                                    --------          -------          -------          -------          --------
Cash and cash equivalents at
   end of year                                      $  3,760          $     2          $   184          $   111          $  4,057
                                                    ========          =======          =======          =======          ========

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(20)     SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS - (CONCLUDED)


                                                                         Year Ended December 31, 1998
                                                ----------------------------------------------------------------------------------
                                                  Stanadyne                                                            Stanadyne
                                                 Automotive                           Non-                             Automotive
                                                    Corp.          Subsidiary       Guarantor                            Corp. &
                                                   Parent          Guarantors      Subsidiaries      Eliminations     Subsidiaries
                                                 ---------         -----------     ------------      -------------     ------------
Cash flows from operating activities:
     Net income (loss)                             $  4,446          $  (617)         $(5,529)         $  13          $ (1,687)
     Adjustments to reconcile net income
       (loss) to net cash provided by
       operating activities:
           Depreciation and amortization             15,193            3,021            1,602           --              19,816
           Other adjustments                            863              331           (2,154)          --                (960)
           Changes in operating assets and
              liabilities                            (3,459)             351            6,283            288             3,463
                                                   --------          -------          -------          -----          --------
           Net cash provided by operating
              activities                             17,043            3,086              202            301            20,632
                                                   --------          -------          -------          -----          --------

Cash flows from investing activities:
     Capital expenditures                           (10,095)          (3,086)          (1,198)          --             (14,379)
     Proceeds from disposal of property,
       plant and equipment                               21                1                8           --                  30
                                                   --------          -------          -------          -----          --------
           Net cash used in investing
              activities                            (10,074)          (3,085)          (1,190)          --             (14,349)
                                                   --------          -------          -------          -----          --------

Cash flows from financing activities:
     Net change in debt                              (2,430)            --                988           --              (1,442)
                                                   --------          -------          -------          -----          --------
           Net cash (used in) provided by
              financing activities                   (2,430)            --                988           --              (1,442)
                                                   --------          -------          -------          -----          --------

Net increase in cash and cash equivalents             4,539                1             --              301             4,841
Effect of exchange rate changes on cash                   3             --                  1            (38)              (34)
Cash and cash equivalents at
   beginning of year                                    317                4                4           --                 325
                                                   --------          -------          -------          -----          --------
Cash and cash equivalents at
   end of year                                     $  4,859          $     5          $     5          $ 263          $  5,132
                                                   ========          =======          =======          =====          ========


                                     ******

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age as of February 15, 2001 and position with the Company of each person who is a member of the Board of Directors or an executive officer of the Company. All directors serve for the term for which they are elected or until their successors are duly elected and qualified or until death, retirement, resignation or removal. All directors of the Company are also directors of Holdings.


Name                         Age                                     Position
----                         ---                                     --------
William D. Gurley             52    President, Chief Executive Officer and Director, Stanadyne Automotive Corp.
Stephen S. Langin             42    Vice President, Chief Financial Officer and Secretary, Stanadyne Automotive Corp.
Donald Buonomo                61    Vice President, Quality and Reliability, Stanadyne Automotive Corp.
Leon P. Janik                 57    Vice President and General Manager, Power Products and Fuel Injectors, Stanadyne
                                    Automotive Corp.
William W. Kelly              49    Vice President and General Manager, Fuel Pumps, Stanadyne Automotive Corp.
Jean S. McCarthy              53    Vice President, Human Resources, Stanadyne Automotive Corp.
Mark E. Murray                49    Vice President, Precision Components and Assembly, Stanadyne Automotive Corp.
Michael J. O'Day              41    Vice President and General Manager, Precision Engine Products Corp.
W. Richard Bingham            65    Director
Kenneth J. Diekroeger         38    Director
Kim A. Marvin                 39    Director
Theodore C. Rogers            66    Director and Chairman of the Board


Mr. Gurley joined Stanadyne's Diesel Systems Division in 1984. In 1989, Mr. Gurley became Executive Vice President, Marketing, Engineering and Operations and was elected as a director of Stanadyne Automotive Corp. In 1995, he became President and Chief Executive Officer of the Company.

Mr. Langin joined Stanadyne's Diesel Systems Division in 1981. In 1989, Mr. Langin became Controller, Stanadyne Automotive Corp. and on February 7, 2001 became Vice President and Chief Financial Officer.

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

Ms. McCarthy joined Stanadyne in October 2000 as Vice President, Human Resources. Prior to joining Stanadyne, she served as Vice President of Human Resources with CTG Resources, Inc. since 1995.

Mr. Murray joined Stanadyne on January 1, 2001 as Vice President, Precision Components and Assembly. Prior to joining Stanadyne, he worked as an independent consultant from 1999 to 2000. During 1999 he served as Vice President of Sales for API Motion. Mr. Murray also served with FAG Bearings Corporation as Executive Vice President, Sales and Marketing from 1997 to 1998 and General Manager from 1991 to 1996 and with Pope Spindle Corporation as President from 1996 to 1997.

Mr. O'Day joined Stanadyne's Precision Engine Products Corp. in May 2000 and became Vice President and General Manager, Precision Engine Products Corp. in October 2000. Prior to joining Stanadyne, he served with International Fuel Cells as Vice President, Business Development from 1999 to 2000. Mr. O'Day also was employed with various business units of United Technologies Automotive as Vice President, General Motors Business Unit from 1997 to 1999, Vice President, Quality and Enterprise Productivity from 1996 to 1997 and Director, Sales/Marketing and Manufacturing Planning from 1995 to 1996.

Mr. Bingham co-founded AIP with Theodore C. Rogers in 1988 and, with Mr. Rogers, is responsible for the overall management of the firm. Mr. Bingham was a Managing Director of Shearson Lehman Brothers from 1984 to 1987. Prior to joining Shearson Lehman Brothers, Mr. Bingham was a Director of the Corporate Finance Department, a member of the board, and head of Mergers and Acquisitions at Lehman Brothers Kuhn Loeb Inc. Prior thereto, he directed investment-banking operations at Kuhn Loeb & Company where he was a partner and member of the board and executive committee. Mr. Bingham also serves as a director of Bucyrus International, Great Lakes Carbon Corporation, MBA Polymers, RBX Group, Sanluis Developments, L.L.C., and Dearfield Associates. He was elected to the Board of Directors of the Company in December 1997.

Mr. Diekroeger is a founder and managing director of Golden Gate Capital, a San Francisco based private equity firm. Prior to joining Golden Gate Capital in 2000, he was a managing director and partner with AIP from 1996-2000, where he sourced, executed and served as a director for several investments and buyouts. He was elected to the Board of Directors of the Company in December 1997.

Mr. Marvin joined the San Francisco office of AIP in 1997 and serves as a managing director of the firm. Mr. Marvin worked in the Mergers and Acquisitions department of Goldman Sachs & Co. where he had been employed from 1994 to 1997. He was elected to the Board of Directors of the Company in January 2001. Additionally, he serves as a director of Bucyrus International, Consoltex Inc., Great Lakes Carbon Corporation and Sweetheart Holdings Inc.

Mr. Rogers became Chairman of the Board effective February 7, 2001. Mr. Rogers co-founded AIP with W. Richard Bingham in 1988 and, with Mr. Bingham, is responsible for the overall management of the firm. Mr. Rogers is former President, Chairman, Chief Executive Officer and Chief Operating Officer of NL Industries, a petroleum service and chemical company. Mr. Rogers currently serves as a non-executive Chairman of the Board and Director of Great Lakes Carbon Corporation. Additionally, he serves as a Director of Bucyrus International, Central Industrial

Supply Company, Consoltex Inc., RBX Group, Steel Heddle Group and Derby International, Incorporated. He was elected to the Board of Directors of the Company in December 1997.

Directors do not receive compensation for their services as directors, with the exception of Mr. Diekroeger who receives $125,000 per year. Directors of the Company are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board of Directors or committees thereof.

ITEM 11. EXECUTIVE COMPENSATION

The compensation of executive officers of the Company is determined by the Board of Directors of the Company. The following table sets forth information concerning the five most highly compensated officers of the Company for services rendered in fiscal 2000, 1999 and 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                Long Term
                                                                              Compensation
                                                                                Awards
                                                  Annual Compensation (1)      Securities
                                                  -----------------------      Underlying            All Other
Name and Position                  Year            Salary        Bonus          Options (#)       Compensation (2)
-----------------                  ----            ------        -----        -------------       ----------------
William D. Gurley                  2000           $358,000       $269,143          --                $24,021
   (President, Chief               1999            345,000        395,715           842               15,829
   Executive Officer and           1998            320,000        261,754         5,850               11,679
   Director)

Michael H. Boyer (resigned         2000            225,625        169,624          --                 14,735
   2/7/01)                         1999            217,500        249,473           306                9,150
   (Vice President, Chief          1998            202,000        165,232         2,125                7,954
   Financial Officer,
   Secretary and Director)

Arthur S. Caruso (retired          2000            193,000         49,835          --                  6,491
12/31/00)                          1999            193,000        215,388          --                 15,159
   (Vice President and             1998            185,000         91,760          --                 12,583
   General Manager)

Leon P. Janik                      2000            223,750        200,755          --                 25,015
   (Vice President and             1999            213,500        244,244           324                7,277
   General Manager)                1998            185,000        156,977         2,250                7,277

William W. Kelly                   2000            234,000        209,952          --                 14,073
   (Vice President and             1999            225,500        257,972           432                8,055
   General Manager)                1998            210,000        178,731         3,000                7,931


(1) None of the named executive officers received personal benefits or other annual compensation in excess of the lesser of $50,000 or 10% of the combined salary and bonus in each respective year.

(2) All Other Compensation included the employer match under the Company's 401(k) savings plan for each named executive officer of $300 per year. The remainder of the balance is the premium paid for executive life insurance.

EMPLOYMENT AGREEMENTS

The Company has entered into identical employment agreements with Messrs. Gurley, Boyer and Kelly. Mr. Boyer resigned voluntarily from the Company on February 7, 2001 under the terms of his employment agreement. Mr. Caruso entered into a comparable agreement with Precision Engine. Pursuant to these agreements, Messrs. Gurley, Boyer, Caruso and Kelly served in their noted capacities during 2000 at current base salaries of $371,000, $233,750, $201,000 and $242,500, respectively. These salaries are reviewed at least annually and shall be increased to be consistent with increases in base salary awarded in the ordinary course of business to other key executives.

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

OPTION GRANTS

There were no stock options granted during the year ended December 31, 2000.

STOCK OPTION EXERCISES

There were no stock options exercised as of December 31, 2000.

EMPLOYEE BENEFIT PLANS

401(k) PLANS

The Company sponsors two savings plans which are intended to be qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. All regular U.S. employees, except Tallahassee hourly employees, are eligible to participate in the Stanadyne Automotive Corp. Savings Plus Plan (the "SAC Savings Plan"). Beginning on January 1, 1998, hourly employees at the Tallahassee Plant were eligible to participate in the Precision Engine Products Corp. Retirement Fund (the "PEPC 401(k) Plan"). The maximum matching contribution for any participant, excluding the participants in the PEPC 401(k) Plan, for any year is 50% of such participant's contributions up to a maximum amount of $300.00. The participants in the PEPC 401(k) Plan receive a Company contribution of $300.00 per year plus a maximum matching contribution of $200.00.

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

(w)   =   1.7% of Final Average Compensation times Years of Credited Service
          (not in excess of 30)

(x) = 1% of Final Average Compensation times Years of Credited Service in excess of 30

(y) = 1.66% of primary Social Security times Years of Credited Service (not in excess of 30)

(z) = Annuity for employees actively employed prior to July 2, 1988 (where applicable)

Formula Two under the SAC Pension Plan provides salaried participants with an accrued monthly benefit equal to $21.00 times Years of Credited Service less an Annuity for employees actively employed prior to July 2, 1988 (where applicable).

Benefits provided under the SAC Pension Plan for hourly employees are based upon
(i) a fixed amount per month and (ii) the years of service of the participant with the Company and certain related or predecessor employers ("Years of Credited Service"). Specifically, the accrued monthly benefit ordinarily payable under the SAC Pension Plan for hourly employees employed at the Washington and Jacksonville locations is equal to: $14.00 multiplied by the participant's Years of Credited Service. Hourly employees employed at the Windsor facility receive a monthly benefit of $21.00 multiplied by Years of Credited Service.

For purposes of the SAC Pension Plan, compensation used in the determination of Final Average Compensation includes total earnings received for personal services to the Company. The total compensation that can be considered for any purpose under the SAC Pension Plan is limited to $170,000 for 2000 and $160,000 for 1999 and 1998, pursuant to requirements imposed by the Internal Revenue Code of 1986, as amended (the "Code"). The Code also places certain other limitations on the annual benefits that may be paid under the Plan.

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

                            Pension Plan Table (1)(2)

                                                                    Years of Service
                                                                    ----------------
        Final Average Compensation               15             20           25           30           35
        --------------------------           --------       --------      --------     --------     --------
        $ 125,000.......................     $ 27,755       $ 37,007      $ 46,259     $ 55,510     $ 61,760
          150,000.......................       34,130         45,507        56,884       68,260       75,760
          175,000.......................       40,505         54,007        67,509       81,010       89,760
          200,000.......................       46,880         62,507        78,134       93,760      103,760
          225,000.......................       53,255         71,007        88,759      106,510      117,760
          250,000.......................       59,630         79,507        99,384      119,260      131,760
          300,000.......................       72,380         96,507       120,634      144,760      159,760
          400,000.......................       97,880        130,507       163,134      195,760      215,760
          450,000.......................      110,630        147,507       184,384      221,260      243,760
          500,000.......................      123,380        164,507       205,634      246,760      271,760

Note:

(1) Amounts shown represent the annual single-life benefit at age 65 from the SAC Pension Plan (as defined herein) plus the benefit from the SERP (as defined herein).

(2) For this illustration, the annual social security benefit was assumed to be $16,476 for the calculation of the Social Security offset.

The Years of Credited Service under the SAC Pension Plan at December 31, 2000, were 16.8, 23.0, 35.4, 30.8 and 19.0 for Messrs. Gurley, Boyer, Caruso, Janik and Kelly, respectively. The estimated annual benefits payable under the Plan and the SERP, assuming termination on December 31, 2000 and retirement at age 65, are illustrated as follows:

                                Estimated Accrued
                         Pension Benefit as of 12/31/00

                                         The Sac
                                       Pension Plan          The SERP         Total
                                       ------------          --------         -----
       Gurley......................     $ 42,057             $ 68,717      $ 110,774
       Boyer.......................       47,861               38,223         86,084
       Caruso......................       58,080               55,770        113,850
       Janik.......................       46,548               38,481         85,029
       Kelly.......................       39,600               34,084         73,684

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company is authorized by its Certificate of Incorporation to issue 10,000 shares of common stock, par value $.01 per share ("Company Common Stock"). Holdings owns all of the issued and outstanding 1,000 shares of Company Common Stock. Holdings is authorized by its Certificate of Incorporation to issue 1,200,000 shares of common stock, par value $.01 per share ("Holdings Common Stock") of which 994,111 shares were outstanding on December 31, 2000. AIP and management of the Company own substantially all of Holdings Common Stock. Holdings has adopted the Stock Plan, which provides for the grant to certain key employees and/or directors of the Company of stock options that are non-qualified options for federal income tax purposes.

As of December 31, 2000, there were 20 holders of record of shares of Holdings Common Stock. The following table sets forth certain information regarding beneficial ownership of Holdings Common Stock as of December 31, 2000, assuming the exercise of stock options exercisable within 60 days of such date, by (i) each person who is known by Holdings to be the beneficial owner of more than 5% of Holdings Common Stock, (ii) each of the Company's directors and the named executive officers in the Summary Compensation Table and (iii) all directors and executive officers as a group. To the knowledge of the Company, each stockholder has sole voting and investment power as to the shares of Holdings Common Stock shown unless otherwise noted. Except as indicated below, the address for each such person is c/o Stanadyne Automotive Corp., 92 Deerfield Road, Windsor, CT 06095.


                                                                                      Exercisable
                                                                     Total            Options (3)
                             Name                                  Number (1)       Included in Total      Percentage
                             ----                                  ----------      ------------------      ----------
American Industrial Partners Capital Fund II, L.P. (2).....          951,301                     0            95.69%
W. Richard Bingham (2).....................................                0                     0               *
Robert Cizik (5) - resigned 12/31/00 as Director...........                0                     0               *
Kenneth J. Diekroeger (6)..................................                0                     0               *
William D. Gurley..........................................           20,792                 6,692             2.08%
William W. Kelly...........................................           11,726                 3,432             1.18%
Leon P. Janik..............................................            7,899                 2,574               *
Michael H. Boyer - resigned 2/7/01 **......................            7,407                 2,431               *
Arthur S. Caruso - retired 12/31/00........................                0                     0               *
Theodore C. Rogers (4).....................................                0                     0               *
All directors and executive officers as a group
  (9 persons)..............................................           49,140                15,616             4.87%

     * Represents less than 1%

     ** These options were unexercised and expired at the time of resignation.

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

(2) The address of such entity or person is One Maritime Plaza, Suite 2525, San Francisco, California 94111.

(3) Represents an aggregate of 16,102 shares of Holdings Common Stock held by directors and executive officers which are issuable upon exercise of options exercisable within 60 days of the date December 31, 2000.

(4) The address of such person is 551 Fifth Avenue, Suite 3800, New York, New York 10176.

(5) The address of such person is Texas Commerce Tower, 600 Travis, Suite 3628, Houston, TX 77002

(6) The address of such person is One Embarcadero, 33rd Floor, San Francisco, CA 94111

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

         3. Exhibits:

TABLE
NUMBER                              DESCRIPTION

3.1 (1) Amended and Restated Certificate of Incorporation of Stanadyne Automotive Corp.

3.2        (1) Amended and Restated By-laws of Stanadyne Automotive Corp.

4.1 (1) Indenture dated as of December 11, 1997 between Stanadyne Automotive Corp., DSD International Corp., Precision Engine Products Corp. and United States Trust Company of New York

4.2 (1) Purchase Agreement dated as of December 4, 1997 among SAC Automotive, Inc. and Donaldson, Lufkin & Jenrette

4.3 (1) Registration Rights Agreement dated as of December 11, 1997 by and among Stanadyne Automotive Corp. and Donaldson, Lufkin & Jenrette

10.1 (1) Credit Agreement dated as of December 11, 1997 among SAC Automotive, Inc., Stanadyne Automotive Corp., the Lenders listed therein, as Lenders, DLJ Capital Funding, Inc., as Syndication Agent, and The First National Bank of Chicago, as Administrative Agent

10.1.1 (3) First Amendment To Credit Agreement dated July 31, 1998 to amend the Credit Agreement dated as of December 11, 1997 among SAC Automotive, Inc., Stanadyne Automotive Corp., the Lenders listed therein, as Lenders, DLJ Capital Funding, Inc., as Syndication Agent, and The First National Bank of Chicago, as Administrative Agent

10.1.2 (4) Second Amendment To Credit Agreement dated February 8, 1999 to amend the Credit Agreement dated as of December 11, 1997, as amended as of July 31, 1998, among SAC Automotive, Inc., Stanadyne Automotive Corp., the Lenders listed therein, as Lenders, DLJ Capital Funding, Inc., as Syndication Agent, and The First National Bank of Chicago, as Administrative Agent

10.1.3 (5) Consent Regarding Repurchase of Senior Subordinated Notes to the Credit Agreement dated September 24, 1999 to grant a consent to the Credit Agreement dated as of December 11, 1997, as amended as of July 31, 1998 and February 8, 1999, among SAC Automotive, Inc., Stanadyne Automotive Corp., the Lenders listed therein, as Lenders, DLJ Capital Funding, Inc., as Syndication Agent, and The First National Bank of Chicago, as Administrative Agent

10.1.4 (7) Consent Regarding Repurchase of Senior Subordinated Notes dated January 24, 2000

10.2 (1) Stock Purchase Agreement dated November 7, 1997 for the Purchase of Stanadyne Automotive Holding Corp. among SAC, Inc., a wholly-owned subsidiary of American Industrial Partners Capital Fund II, L.P., Stanadyne Automotive Holding Corp., and Stanadyne Automotive Holding Corp. Shareholders

10.3 (1) Form of Amended and Restated Employment Agreement by and between Stanadyne Automotive Corp. and William Gurley, Michael Boyer and William Kelly

10.4 (1) Form of Employment Agreement by and between Precision Engine Products Corp. and Arthur Caruso

10.5       (1) Stanadyne Automotive Corp. Pension Plan effective December 31,
           1994

10.6 (1) Stanadyne Automotive Corp. Savings Plus Plan restated as of January 1, 1993

10.7 (1) Precision Engine Products Corp. Retirement Fund effective as of January 1, 1998

10.8 (1) Stanadyne Automotive Corp. Benefit Equalization Plan effective as of January 1, 1992

10.9 (1) Stanadyne Automotive Corp. Supplemental Retirement Plan effective as of January 1, 1992

10.10 (1) Supply Agreement dated as of December 8, 1995 between Precision Engine Products Corp. and the Ina Bearing Company

10.11 (1) Customer Agreement dated as of November 1, 1996 between Stanadyne Automotive Corp. and Deere & Company

10.12 (1) Customer Agreement dated as of January 22, 1996 between Stanadyne Automotive Corp. and General Motors Powertrain Group

10.12.1 (2) Amendment dated March 13, 1998 to Customer Agreement dated as of January 22, 1996 between Stanadyne Automotive Corp. and General Motors Powertrain Group

10.13 (2) Management Services Agreement dated as of December 11, 1997 between Stanadyne Automotive Corp. and American Industrial Partners.

10.14 (6) Stanadyne Automotive Holding Corp. Management Stock Option Plan effective as of June 5, 1998

10.15 (8) Severance Benefits Agreement by and between Stanadyne Automotive Corp. and Leon P. Janik dated as of May 25, 2000

12.1       Statement of Computation of Ratios

21.1       Subsidiaries of Stanadyne Automotive Corp.


(1) Incorporated by reference to Registration Statement Form S-4, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998.

(2) Incorporated by reference to corresponding exhibit filed as an exhibit to Form 10-Q filed May 14, 1998.

(3) Incorporated by reference to corresponding exhibit filed as an exhibit to Form 10-Q filed November 12, 1998.

(4) Incorporated by reference to corresponding exhibit filed as an exhibit to Form 10-K filed March 19, 1999.

(5) Incorporated by reference to corresponding exhibit filed as an exhibit to Form 10-Q filed November 12, 1999.

(6) Incorporated by reference to corresponding exhibit filed as an exhibit to Form 10-K filed March 2, 2000.

(7) Incorporated by reference to corresponding exhibit filed as an exhibit to Form 10-Q filed May 9, 2000.

(8) Incorporated by reference to corresponding exhibit filed as an exhibit to Form 10-Q filed August 14, 2000.

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

Date:    March 29, 2001                         By:  /s/ William D. Gurley
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

Date:    March 29, 2001                      By:      /s/ William D. Gurley
         --------------                               ---------------------
                                                      William D. Gurley
                                                      President, Chief Executive Officer and Director

Date:    March 29, 2001                      By:      /s/ Stephen S. Langin
         --------------                               ---------------------
                                                      Stephen S. Langin
                                                      Vice President, Chief Financial Officer
                                                      and Secretary

Date:    March 29, 2001                      By:      /s/ W. Richard Bingham
         --------------                               ----------------------
                                                      W. Richard Bingham
                                                      Director

Date:    March 29, 2001                      By:      /s/ Kenneth J. Diekroeger
         --------------                               -------------------------
                                                      Kenneth J. Diekroeger
                                                      Director

Date:    March 29, 2001                      By:      /s/ Theodore C. Rogers
         --------------                               ----------------------
                                                      Theodore C. Rogers
                                                      Chairman of the Board and Director

Date:    March 29, 2001                      By:      /s/ Kim A. Marvin
         --------------                               -----------------
                                                      Kim A Marvin
                                                      Director

EXHIBIT INDEX

TABLE
NUMBER                                                    DESCRIPTION

3.1 (1) Amended and Restated Certificate of Incorporation of Stanadyne Automotive Corp.

3.2        (1) Amended and Restated By-laws of Stanadyne Automotive Corp.

4.1 (1) Indenture dated as of December 11, 1997 between Stanadyne Automotive Corp., DSD International Corp., Precision Engine Products Corp. and United States Trust Company of New York

4.2 (1) Purchase Agreement dated as of December 4, 1997 among SAC Automotive, Inc. and Donaldson, Lufkin & Jenrette

4.3 (1) Registration Rights Agreement dated as of December 11, 1997 by and among Stanadyne Automotive Corp. and Donaldson, Lufkin & Jenrette

10.1 (1) Credit Agreement dated as of December 11, 1997 among SAC Automotive, Inc., Stanadyne Automotive Corp., the Lenders listed therein, as Lenders, DLJ Capital Funding, Inc., as Syndication Agent, and The First National Bank of Chicago, as Administrative Agent

10.1.1 (3) First Amendment To Credit Agreement dated July 31, 1998 to amend the Credit Agreement dated as of December 11, 1997 among SAC Automotive, Inc., Stanadyne Automotive Corp., the Lenders listed therein, as Lenders, DLJ Capital Funding, Inc., as Syndication Agent, and The First National Bank of Chicago, as Administrative Agent

10.1.2 (4) Second Amendment To Credit Agreement dated February 8, 1999 to amend the Credit Agreement dated as of December 11, 1997, as amended as of July 31, 1998, among SAC Automotive, Inc., Stanadyne Automotive Corp., the Lenders listed therein, as Lenders, DLJ Capital Funding, Inc., as Syndication Agent, and The First National Bank of Chicago, as Administrative Agent

10.1.3 (5) Consent Regarding Repurchase of Senior Subordinated Notes to the Credit Agreement dated September 24, 1999 to grant a consent to the Credit Agreement dated as of December 11, 1997, as amended as of July 31, 1998 and February 8, 1999, among SAC Automotive, Inc., Stanadyne Automotive Corp., the Lenders listed therein, as Lenders, DLJ Capital Funding, Inc., as Syndication Agent, and The First National Bank of Chicago, as Administrative Agent

10.1.4 (7) Consent Regarding Repurchase of Senior Subordinated Notes dated January 24, 2000

10.2 (1) Stock Purchase Agreement dated November 7, 1997 for the Purchase of Stanadyne Automotive Holding Corp. among SAC, Inc., a wholly-owned subsidiary of American Industrial Partners Capital Fund II, L.P., Stanadyne Automotive Holding Corp., and Stanadyne Automotive Holding Corp. Shareholders

10.3 (1) Form of Amended and Restated Employment Agreement by and between Stanadyne Automotive Corp. and William Gurley, Michael Boyer and William Kelly

10.4 (1) Form of Employment Agreement by and between Precision Engine Products Corp. and Arthur Caruso

10.5       (1) Stanadyne Automotive Corp. Pension Plan effective December 31,
           1994

10.6 (1) Stanadyne Automotive Corp. Savings Plus Plan restated as of January 1, 1993

10.7 (1) Precision Engine Products Corp. Retirement Fund effective as of January 1, 1998

10.8 (1) Stanadyne Automotive Corp. Benefit Equalization Plan effective as of January 1, 1992

10.9 (1) Stanadyne Automotive Corp. Supplemental Retirement Plan effective as of January 1, 1992

10.10 (1) Supply Agreement dated as of December 8, 1995 between Precision Engine Products Corp. and the Ina Bearing Company

10.11 (1) Customer Agreement dated as of November 1, 1996 between Stanadyne Automotive Corp. and Deere & Company

10.12 (1) Customer Agreement dated as of January 22, 1996 between Stanadyne Automotive Corp. and General Motors Powertrain Group

10.12.1 (2) Amendment dated March 13, 1998 to Customer Agreement dated as of January 22, 1996 between Stanadyne Automotive Corp. and General Motors Powertrain Group

10.13 (1) Management Services Agreement dated as of December 11, 1997 between Stanadyne Automotive Corp. and American Industrial Partners.

10.14 (6) Stanadyne Automotive Holding Corp. Management Stock Option Plan effective as of June 5, 1998

10.15 (8) Severance Benefits Agreement by and between Stanadyne Automotive Corp. and Leon Janik dated as of May 25, 2000

12.1       Statement of Computation of Ratios

21.1       Subsidiaries of Stanadyne Automotive Corp.


(1) Incorporated by reference to Registration Statement Form S-4, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998.

(2) Incorporated by reference to corresponding exhibit filed as an exhibit to Form 10-Q filed May 14, 1998.

(3) Incorporated by reference to corresponding exhibit filed as an exhibit to Form 10-Q filed November 12, 1998.

(4) Incorporated by reference to corresponding exhibit filed as an exhibit to Form 10-K filed March 19, 1999.

(5) Incorporated by reference to corresponding exhibit filed as an exhibit to Form 10-Q filed November 12, 1999.

(6) Incorporated by reference to corresponding exhibit filed as an exhibit to Form 10-K filed March 2, 2000.

(7) Incorporated by reference to corresponding exhibit filed as an exhibit to Form 10-Q filed May 9, 2000.

(8) Incorporated by reference to corresponding exhibit filed as an exhibit to Form 10-Q filed August 14, 2000.