Form 10-Q
period 2001-03-31
STANADYNE AUTOMOTIVE CORP
filed 2001-05-04
CIK 1053439

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2001
    ---------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from .............to............

Commission File Number 333-45823



                     STANADYNE AUTOMOTIVE CORP.
                     --------------------------
       (Exact name of registrant as specified in its charter)


                              Delaware                                              22-2940378
--------------------------------------------------------------                 ---------------------
(State or other jurisdiction of incorporation or organization)                 (I.R.S. Employer I.D.)


            92 Deerfield Road, Windsor, Connecticut                                  06095-4209
--------------------------------------------------------------                 ---------------------
           (Address of principal executive offices)                                  (zip code)


                        (860) 525-0821
--------------------------------------------------------------
     (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [ ]

The number of Common Shares of the Company, $0.01 per share par value, outstanding as of April 30, 2001 was 1,000.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS

Part I    Financial Information

      Item 1   Financial Statements

               Condensed Consolidated Balance Sheets as of March 31, 2001
               (unaudited) and December 31, 2000.............................       3

                Condensed Consolidated Statements of Operations for the three
                months ended March 31, 2001 and 2000 (unaudited)..............       4

                Condensed Consolidated Statements of Cash Flows for the
                three months ended March 31, 2001 and 2000 (unaudited)........       5

                Notes to Condensed Consolidated Financial Statements
                (unaudited)...................................................    6-14


       Item 2   Management's Discussion and Analysis of Financial Condition
                and Results of Operations.....................................   15-18


       Item 3   Quantitative and Qualitative Disclosures About Market Risk....      19


 Part II        Other Information

       Item 6   Exhibits and Reports on Form 8-K..............................      20


       Signature..............................................................      21

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                              (UNAUDITED)
                                                                                 MARCH 31,        DECEMBER 31,
                   ASSETS                                                         2001                2000
                                                                                ---------          ---------
Current assets:
     Cash and cash equivalents                                                  $   9,916          $  13,647
     Accounts receivable, net of allowance for uncollectible
       accounts of $540 at March 31, 2001 and $500 at December 31, 2000            41,220             32,030
     Inventories                                                                   32,348             31,793
     Prepaid expenses and other current assets                                      1,704              1,635
     Deferred income taxes                                                          7,439              6,998
                                                                                ---------          ---------
                   Total current assets                                            92,627             86,103

Property, plant and equipment, net                                                110,094            110,965
Intangible and other assets, net                                                   82,359             82,963
Due from Stanadyne Automotive Holding Corp.                                         4,140              4,061
                                                                                ---------          ---------
                   Total assets                                                 $ 289,220          $ 284,092
                                                                                =========          =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                           $  19,378          $  17,291
     Accrued liabilities                                                           27,846             27,156
     Current maturities of long-term debt                                           6,751              6,765
     Current installments of capital lease obligations                                369                471
                                                                                ---------          ---------
                   Total current liabilities                                       54,344             51,683

Long-term debt, excluding current maturities                                      115,667            115,667
Deferred income taxes                                                               4,870              5,304
Capital lease obligations, excluding current installments                              18                 41
Other noncurrent liabilities                                                       45,797             45,149
                                                                                ---------          ---------
                   Total liabilities                                              220,696            217,844
                                                                                ---------          ---------

Commitments and contingencies                                                          --                 --

Stockholders' equity:
     Common stock                                                                      --                 --
     Additional paid-in capital                                                    59,858             59,858
     Other accumulated comprehensive loss                                          (4,153)            (5,599)
     Retained earnings                                                             12,819             11,989
                                                                                ---------          ---------
                   Total stockholders' equity                                      68,524             66,248
                                                                                ---------          ---------
          Total liabilities and stockholders' equity                            $ 289,220          $ 284,092
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

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                           Three Months        Three Months
                                                              Ended              Ended
                                                             March 31,          March 31,
                                                               2001               2000
                                                             -------            -------
Net sales                                                    $67,834            $80,728
Cost of goods sold                                            54,047             62,126
                                                             -------            -------

Gross profit                                                  13,787             18,602

Selling, general and administrative expenses                   7,993              7,987
Amortization of intangibles                                    1,343              1,451
Management fees                                                  275                275
                                                             -------            -------

Operating income                                               4,176              8,889

Interest, net                                                  2,671              3,146
                                                             -------            -------
Income before income taxes and
   extraordinary item                                          1,505              5,743

Income taxes                                                     675              2,288
                                                             -------            -------

Income before extraordinary item                                 830              3,455
Extraordinary gain related to early retirement of
   debt, net of tax expense of $634                               --                951
                                                             -------            -------

Net income                                                   $   830            $ 4,406
                                                             =======            =======


            See notes to condensed consolidated financial statements.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                      Three Months         Three Months
                                                                          Ended                Ended
                                                                         March 31,            March 31,
                                                                           2001                 2000
                                                                         --------             --------
Cash flows from operating activities:
    Net income                                                           $    830             $  4,406
    Adjustments to reconcile net income to net
    cash (used in) provided by operating activities:
      Depreciation and amortization                                         5,276                5,367
      Extraordinary gain, net of applicable income taxes                       --                 (951)
      Deferred income taxes (benefit)                                        (925)                 310
      Loss on disposal of property, plant and equipment                        --                   19
      Changes in operating assets and liabilities                          (6,559)                 622
                                                                         --------             --------
          Net cash (used in) provided by operating activities              (1,378)               9,773
                                                                         --------             --------

Cash flows from investing activities:
    Capital expenditures                                                   (2,368)              (2,054)
    Proceeds from disposal of property, plant and equipment                    10                   14
                                                                         --------             --------
          Net cash used in investing activities                            (2,358)              (2,040)
                                                                         --------             --------

Cash flows from financing activities:
    Net borrowings on revolving credit facility                               684                3,701
    Principal payments on long-term debt                                     (708)             (12,212)
    Payments of capital lease obligations                                    (153)                (260)
                                                                         --------             --------
          Net cash used in financing activities                              (177)              (8,771)
                                                                         --------             --------

Cash and cash equivalents:
    Net decrease in cash and cash equivalents                              (3,913)              (1,038)
    Effect of exchange rate changes on cash                                   182                  (33)
    Cash and cash equivalents at beginning of period                       13,647                4,057
                                                                         --------             --------
    Cash and cash equivalents at end of period                           $  9,916             $  2,986
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

Basis of Presentation. The balance sheet as of December 31, 2000 is condensed financial information derived from the audited balance sheet. The interim financial statements are unaudited. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation for the periods presented. Certain amounts have been reclassified in the 2000 financial statements to conform to the 2001 presentation. The Company's quarterly results have been subject to fluctuation; consequently, the results of operations and cash flows for any quarter are not necessarily indicative of the results and cash flows for any future period.

Accounting for Derivative Instruments and Hedging Activities. On January 1, 2001 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" as required. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the values of those derivatives would be recognized immediately or deferred depending on the use of the derivative and if the derivative is a qualifying hedge. The adoption of these standards had no significant impact on the Company's consolidated financial statements and related disclosures.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


(2)   INVENTORIES

Components of inventory are as follows:

                                              As of              As of
                                         March 31, 2001    December 31, 2000
                                         --------------    -----------------
                  Raw materials              $ 2,039            $ 1,816
                  Work-in-process             22,151             21,198
                  Finished goods               8,158              8,779
                                             -------            -------

                                             $32,348            $31,793
                                             =======            =======

(3)   INCOME TAXES

The Company's effective income tax rate was 44.8% for the first three months of 2001, compared to 39.8% before the extraordinary gain for the first three months in 2000. In 2001, the Company recorded $0.7 million of tax expense on a pre-tax income of $1.5 million. In 2000, the Company recorded $2.3 million of tax expense on a pre-tax income of $5.7 million. The Company received benefits from the FSC in both periods. The Company applies the annual tax rate to the quarterly earnings to provide consistent quarterly tax rates based on the estimated effective tax rate for the year. To the extent there are differences between components of planned and actual net income, the effective tax rate for the year could change and, in turn, have an impact on future quarterly tax rates.

(4)   LONG-TERM DEBT

The Company had $76.0 million of Senior Subordinated Notes ("Notes") at an interest rate of 10.25% outstanding at March 31, 2001 and December 31, 2000. The Notes are due on December 15, 2007. In the first quarter of 2000, the Company retired $14.1 million in Notes at a discounted price of $11.5 million. As a result of the early retirement of the Notes, the Company realized a $1.0 million gain, net of income taxes and related unamortized debt issuance costs. The transactions were recorded as an extraordinary gain related to the early retirement of debt.

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

(6)   COMPREHENSIVE INCOME

The Company's comprehensive income for the three months ended March 31, 2001 and 2000 is as follows:

                                                                 Three Months
                                                                Ended March 31,
                                                            2001           2000
                                                           ------        -------
Net income                                                 $  830        $ 4,406

Other comprehensive income (loss), net of tax:
       Foreign currency translation adjustments             1,446         (1,018)
                                                           ------        -------

Comprehensive income                                       $2,276        $ 3,388
                                                           ======        =======

(7)   SEGMENTS

The Company has two reportable segments, the Diesel Systems Group (the "Diesel Group") and Precision Engine Products ("Precision Engine"). The Diesel Group manufactures diesel fuel injection equipment including fuel pumps, injectors and filtration systems. This segment accounted for approximately 86% and 83% of the Company's revenues for the three months ended March 31, 2001 and 2000, respectively. Precision Engine manufactures roller-rocker arms, hydraulic valve lifters and lash adjusters for gasoline engines. Revenues for Precision Engine accounted for approximately 14% and 17% of total revenues for the three months ended March 31, 2001 and 2000, respectively. The Company considers the Diesel Group and Precision Engine to be two distinct segments because the operating results of each are compiled, reviewed and managed separately. In addition, the products and services of each segment have an end use (diesel versus gasoline engines) which entails different engineering and marketing efforts. There were no inter-segment sales between the Diesel Group and Precision Engine for any of the periods presented.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


The following summarizes key information used by the Company in evaluating the performance of each segment as of and for the three months ended March 31, 2001 and 2000:

                                                    AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                                    ---------------------------------------------------
                                              DIESEL          PRECISION
                                              GROUP             ENGINE         ELIMINATIONS           TOTALS
                                              -----             ------         ------------           ------
      Net sales                              $ 58,659          $  9,175           $     --           $ 67,834
      Gross profit (loss)                      13,846               (59)                --             13,787
      Depreciation and amortization
        expense                                 4,352               924                 --              5,276
      Operating income (loss)                   5,536            (1,360)                --              4,176
      Net income (loss)                         2,495            (1,665)                --                830
      Total assets                            259,821            47,560            (18,161)           289,220
      Total capital expenditures                2,231               137                 --              2,368


                                                    AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                                    ---------------------------------------------------
                                               DIESEL          PRECISION
                                               GROUP            ENGINE         ELIMINATIONS           TOTALS
                                               -----            ------         ------------           ------
      Net sales                              $ 67,390          $ 13,338           $     --           $ 80,728
      Gross profit                             16,436             2,166                 --             18,602
      Depreciation and amortization
        expense                                 4,457               910                 --              5,367
      Operating income                          8,077               812                 --              8,889
      Net income (loss)                         4,901              (495)                --              4,406
      Total assets                            267,458            53,486            (19,839)           301,105
      Total capital expenditures                1,961                93                 --              2,054

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

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)


                                                                       Consolidating Condensed Balance Sheets
                                                                                    March 31, 2001
                                                     ------------------------------------------------------------------------------
                                                        Stanadyne                                                     Stanadyne
                                                     Automotive Corp.  Subsidiary   Non-Guarantor                  Automotive Corp.
                                                          Parent        Guarantor    Subsidiaries   Eliminations    & Subsidiaries
                                                     -----------------------------------------------------------    --------------
ASSETS
Current assets:
          Cash and cash equivalents                     $   9,880        $     16        $    39       $    (19)       $  9,916
          Accounts receivable, net                         31,347           6,047          3,826             --          41,220
          Inventories                                      20,989           6,240          4,616            503          32,348
          Other current assets                              5,829           1,580          1,734             --           9,143
                                                        -----------------------------------------------------------------------
          Total current assets                             68,045          13,883         10,215            484          92,627
Property, plant and equipment, net                         78,263          18,555         13,276             --         110,094
Intangible and other assets, net                           56,428          12,768         13,797          (634) (a)      82,359
Investment in subsidiaries                                 41,852          (1,390)            --       (40,462) (b)          --
Due from Stanadyne Automotive Holding Corp.                 4,140              --             --             --           4,140
                                                        -----------------------------------------------------------------------
          Total assets                                  $ 248,728        $ 43,816        $37,288       $(40,612)       $289,220
                                                        =======================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
          Accounts payable and
            accrued liabilities                         $  36,445        $  5,870        $ 4,912       $     (3)       $ 47,224
          Current maturities of long-term
            debt and capital lease obligations              5,954              --          1,166             --           7,120
                                                        -----------------------------------------------------------------------
          Total current liabilities                        42,399           5,870          6,078             (3)         54,344
Long-term debt and capital lease obligations              115,667              --             18             --         115,685
Other noncurrent liabilities                               34,296          11,015          5,990           (634) (a)     50,667
Intercompany accounts                                     (16,489)          9,134          6,699            656              --
Stockholders' equity                                       72,855          17,797         18,503        (40,631) (b)     68,524
                                                        -----------------------------------------------------------------------
          Total liabilities and stockholders' equity    $ 248,728        $ 43,816        $37,288       $(40,612)       $289,220
                                                        =======================================================================

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

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                       Consolidating Condensed Balance Sheets
                                                                                    December 31, 2000
                                                       ---------------------------------------------------------------------------
                                                          Stanadyne                                                  Stanadyne
                                                       Automotive Corp.  Subsidiary   Non-Guarantor               Automotive Corp.
                                                            Parent        Guarantor   Subsidiaries  Eliminations   & Subsidiaries
                                                       ---------------------------------------------------------  ----------------
ASSETS
Current assets:
          Cash and cash equivalents                       $  13,383       $     14       $    85      $    165       $ 13,647
          Accounts receivable, net                           25,094          3,537         3,399            --         32,030
          Inventories                                        20,081          7,869         3,948          (105)        31,793
          Other current assets                                5,815          1,584         1,234            --          8,633
                                                          -------------------------------------------------------------------
          Total current assets                               64,373         13,004         8,666            60         86,103
Property, plant and equipment, net                           79,212         19,141        12,612            --        110,965
Intangible and other assets, net                             57,499         12,964        13,017          (517) (a)    82,963
Investment in subsidiaries                                   42,742         (1,111)           --       (41,631) (b)        --
Due from Stanadyne Automotive Holding Corp.                   4,061             --            --            --          4,061
                                                          -------------------------------------------------------------------
          Total assets                                    $ 247,887       $ 43,998       $34,295      $(42,088)      $284,092
                                                          ===================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
          Accounts payable and
            accrued liabilities                           $  34,686       $  5,231       $ 4,530      $     --       $ 44,447
          Current maturities of long-term
            debt and capital lease obligations                6,662             --           574            --          7,236
                                                          -------------------------------------------------------------------
          Total current liabilities                          41,348          5,231         5,104            --         51,683
Long-term debt and capital lease obligations                115,667             --            41            --        115,708
Other noncurrent liabilities                                 33,779         11,508         5,683          (517) (a)    50,453
Intercompany accounts                                       (14,926)         7,909         6,616           401             --
Stockholders' equity                                         72,019         19,350        16,851       (41,972) (b)    66,248
                                                          -------------------------------------------------------------------
          Total liabilities and stockholders' equity      $ 247,887       $ 43,998       $34,295      $(42,088)      $284,092
                                                          ===================================================================

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

                STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)


                                                                 Consolidating Condensed Statements of Operations
                                                                       Three Months Ended March 31, 2001
                                                ---------------------------------------------------------------------------------
                                                  Stanadyne                                                        Stanadyne
                                                Automotive Corp. Subsidiary    Non-Guarantor                     Automotive Corp.
                                                    Parent       Guarantor     Subsidiaries    Eliminations      & Subsidiaries
                                                -------------------------------------------------------------    ----------------
Net sales                                          $54,694        $ 9,730         $ 4,465         $(1,055)(a)        $67,834
Cost of goods sold                                  41,093          9,641           4,396          (1,083)(a)         54,047
                                                ---------------------------------------------------------------------------------
          Gross profit                              13,601             89              69              28             13,787
Selling, general, administrative and
  other operating expenses                           7,886          1,111             626             (12)(b)          9,611
Intercompany FSC commissions                           925             17            (942)             --                 --
                                                ---------------------------------------------------------------------------------
          Operating income (loss)                    4,790         (1,039)            385              40              4,176
Interest, net                                        2,120            157             359              35(b)           2,671
                                                ---------------------------------------------------------------------------------
          Income (loss) before income taxes          2,670         (1,196)             26               5              1,505
Income taxes (benefit)                                 755            194            (274)             --                675
                                                ---------------------------------------------------------------------------------
          Net income (loss)                        $ 1,915        $(1,390)        $   300         $     5            $   830
                                                =================================================================================


                                                                 Consolidating Condensed Statements of Operations
                                                                       Three Months Ended March 31, 2000
                                             ----------------------------------------------------------------------------------
                                               Stanadyne                                                         Stanadyne
                                             Automotive Corp.  Subsidiary    Non-Guarantor                     Automotive Corp.
                                                 Parent        Guarantor     Subsidiaries    Eliminations      & Subsidiaries
                                             --------------------------------------------------------------    ----------------
Net sales                                       $61,947          $ 13,374          $ 5,555          $(148)(a)         $80,728
Cost of goods sold                               46,278            11,224            4,733           (109)(a)          62,126
                                             ----------------------------------------------------------------------------------
          Gross profit                           15,669             2,150              822            (39)             18,602
Selling, general, administrative and
  other operating expenses                        8,053             1,158              546            (44)(b)           9,713
Intercompany FSC commissions                      1,014                75           (1,089)            --                  --
                                             ----------------------------------------------------------------------------------
          Operating income                        6,602               917            1,365              5               8,889
Interest, net                                     2,574               136              392             44(b)            3,146
                                             ----------------------------------------------------------------------------------
          Income before income taxes
            and extraordinary item                4,028               781              973            (39)              5,743
Income taxes                                        135             1,161              992             --               2,288
                                             ----------------------------------------------------------------------------------
          Income (loss) before
            extraordinary item                    3,893              (380)             (19)           (39)              3,455
Extraordinary gain                                  951                --               --             --                 951
                                             ----------------------------------------------------------------------------------
          Net income (loss)                     $ 4,844          $   (380)         $   (19)         $ (39)            $ 4,406
                                             ==================================================================================

      (a)   Elimination of intercompany sales and cost of goods sold.

      (b)   Elimination of intercompany lease activity between PEPC and PEPL.

                STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)


                                                                    Consolidating Condensed Statements of Cash Flows
                                                                            Three Months Ended March 31, 2001
                                                     -----------------------------------------------------------------------------
                                                       Stanadyne                                                     Stanadyne
                                                     Automotive Corp.   Subsidiary   Non-Guarantor                 Automotive Corp.
                                                         Parent         Guarantor    Subsidiaries   Eliminations   & Subsidiaries
                                                     -----------------------------------------------------------   ---------------
Cash flows from operating activities:
          Net income (loss)                              $  1,915         $(1,390)        $ 300         $   5         $    830

          Adjustments to reconcile net income
            (loss) to net cash (used in) provided
            by operating activities:
               Depreciation and amortization                4,024             915           337            --            5,276
               Other adjustments                              (17)           (398)         (510)           --             (925)
               Changes in operating assets and
                 liabilities                               (6,698)          1,008          (497)         (372)          (6,559)
                                                     -----------------------------------------------------------------------------
               Net cash (used in) provided by
                 operating activities                        (776)            135          (370)         (367)          (1,378)
                                                     -----------------------------------------------------------------------------

Cash flows from investing activities:
          Capital expenditures                             (2,028)           (133)         (207)           --           (2,368)
          Proceeds from disposal of property,
             plant and equipment                               10              --            --            --               10
                                                     -----------------------------------------------------------------------------
               Net cash used in
                 investing activities                      (2,018)           (133)         (207)           --           (2,358)
                                                     -----------------------------------------------------------------------------

Cash flows from financing activities:
          Net change in debt                                 (708)             --           531            --             (177)
                                                     -----------------------------------------------------------------------------
               Net cash (used in) provided by
                 financing activities                        (708)             --           531            --             (177)
                                                     -----------------------------------------------------------------------------

Net (decrease) increase in cash and
  cash equivalents                                         (3,502)              2           (46)         (367)          (3,913)
Effect of exchange rate changes on cash                        (1)             --            --           183              182
Cash and cash equivalents at
  beginning of period                                      13,383              14            85           165           13,647
                                                     -----------------------------------------------------------------------------
          Cash and cash equivalents at
            end of period                                $  9,880         $    16         $  39         $ (19)        $  9,916
                                                     =============================================================================

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONCLUDED)


                                                                    Consolidating Condensed Statements of Cash Flows
                                                                           Three Months Ended March 31, 2000
                                                     -----------------------------------------------------------------------------
                                                       Stanadyne                                                     Stanadyne
                                                     Automotive Corp.   Subsidiary   Non-Guarantor                 Automotive Corp.
                                                         Parent         Guarantor    Subsidiaries   Eliminations   & Subsidiaries
                                                     -----------------------------------------------------------   ---------------
Cash flows from operating activities:
          Net income (loss)                            $ 4,844          $(380)         $ (19)         $ (39)         $ 4,406
          Adjustments to reconcile net income
            (loss) to net cash provided by
            operating activities:
               Depreciation and amortization             4,106            904            357             --            5,367
               Extraordinary gain                         (951)            --             --             --             (951)
               Other adjustments                            82           (242)           489             --              329
               Changes in operating assets and
                 liabilities                               693           (210)          (309)           448              622
                                                     -----------------------------------------------------------------------------
               Net cash provided by
                 operating activities                    8,774             72            518            409            9,773
                                                     -----------------------------------------------------------------------------

Cash flows from investing activities:
          Capital expenditures                          (1,869)           (70)          (115)            --           (2,054)
          Proceeds from disposal of property,
             plant and equipment                            14             --             --             --               14
                                                     -----------------------------------------------------------------------------
               Net cash used in
                 investing activities                   (1,855)           (70)          (115)            --           (2,040)
                                                     -----------------------------------------------------------------------------

Cash flows from financing activities:
          Net change in debt                            (8,341)            --           (430)            --           (8,771)
                                                     -----------------------------------------------------------------------------
               Net cash used in
                 financing activities                   (8,341)            --           (430)            --           (8,771)
                                                     -----------------------------------------------------------------------------

Net (decrease) increase in cash and
  cash equivalents                                      (1,422)             2            (27)           409           (1,038)
Effect of exchange rate changes on cash                     (1)            --             16            (48)             (33)
Cash and cash equivalents at
  beginning of period                                    3,760              2            184            111            4,057
                                                     -----------------------------------------------------------------------------
          Cash and cash equivalents at
            end of period                              $ 2,337          $   4          $ 173          $ 472          $ 2,986
                                                     =============================================================================

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULT OF OPERATIONS


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

A general downturn in the economy experienced during the first quarter of the year had a negative impact on demand for the Company's products. When compared to the same period a year ago, net sales in the first quarter of 2001 were 16.0% lower, with Diesel Group sales down 13.0% and Precision Engine sales down 31.2%. The quarterly comparison of results in the Diesel Group also reflects the year-to-year reduction in business associated with the two OEM programs: the 6.5l engine equipped with the DS fuel pump; and the 2.5l Transit engine equipped with the RSN injectors. The significant difference in Precision Engine business was due primarily to lower customer demand for DaimlerChrysler (DCX) vehicles equipped with the Company's products.

Since operating income in the first quarter of 2001 was down $4.7 million or 53.0% from the same period a year ago, the Company has and will continue to proactively make adjustments to the organization's cost structure as necessary. While the economic outlook for the remainder of the entire year is uncertain, near term conditions suggest little improvement in demand for the Company's products above that experienced in the first quarter.

(2)   BASIS OF PRESENTATION

The following table displays unaudited performance details for the periods shown. Net sales, cost of goods sold, gross profit, selling, general and administrative expense ("SG&A"), amortization of intangibles, management fees, operating income and net income of the Company are presented in thousands of dollars and as a percentage of net sales.

                                              Three Months Ended March 31,
                                    -------------------------------------------------
                                           2001                          2000
                                    --------------------         --------------------
                                       $             %             $             %
                                    ------         -----         ------         -----
Net sales                           67,834         100.0         80,728         100.0
Cost of goods sold                  54,047          79.7         62,126          77.0
Gross profit                        13,787          20.3         18,602          23.0
SG&A                                 7,993          11.8          7,987           9.9
Amortization of intangibles          1,343           2.0          1,451           1.8
Management fees                        275           0.4            275           0.3
Operating income                     4,176           6.2          8,889          11.0
Net income                             830           1.2          4,406           5.5

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES




COMPARISON OF RESULTS OF OPERATIONS:

Three Months Ended March 31, 2001 Compared to Three Months Ended March
31, 2000

Net Sales. Net sales for the first quarter of 2001 totaled $67.8 million and were 16.0% lower than the $80.7 million reported for the comparable period of 2000. This decrease came from lower sales in the Diesel Group, down $8.7 million or 13.0% and from lower Precision Engine sales, down $4.2 million or 31.2%. The change in Diesel Group sales was due primarily to a $5.5 million year-to-year reduction in business associated with two OEM programs concluded in the third quarter of last year. The quarterly decline in Precision Engine was due to $3.6 million lower sales to DCX, associated with reduced vehicle sales. First quarter results for Precision Engine also included $0.3 million in sales to Tritec Motors, LTD shipped from the Brazilian subsidiary, PEPL.

Gross Profit. Gross profit for the first quarter of 2001 decreased to $13.8 million from $18.6 million for the same period in 2000 and decreased as a percentage of net sales to 20.3% from 23.0%. This overall result was not equally reflected in both segments. Gross profits for the Diesel Group as a percentage of net sales were relatively stable at 23.6% as compared to 24.4% in the first quarter of last year. First quarter results as a percentage of net sales in Precision Engine however, were (0.6%) as compared to 16.2% in the first quarter of 2000. The majority of this change was due to lower earnings on reduced sales volumes from DCX as described above. Contributing to the lower gross profits were higher costs related to the initial production activities for PEPL.

SG&A. SG&A totaled $8.0 million for each of the first quarters of 2001 and 2000, with little change in the year-to-year results in both segments.

Amortization of Intangibles. Amortization of intangible assets decreased to $1.3 million in the first quarter of 2001 from $1.4 million in the first quarter of 2000. Goodwill amortization in both first quarters was $0.5 million.

Operating Income. Operating income for the first quarter of 2001 totaled $4.2 million versus $8.9 million in the first quarter of 2000, representing a decrease of $4.7 million or 53.0%. As a percentage of net sales, operating income decreased to 6.2% from 11.0%. The change was due primarily to lower gross profits in both segments.

Net Income. Net income in the first quarter of 2001 totaled $0.8 million versus $4.4 million for the same period in 2000. Operating income in 2001 was lower by $4.7 million and combined with $0.5 million in lower interest expense, due to less debt and lower interest rates and the resulting $1.6 million in lower income taxes to produce the overall result. Net income in the first quarter of 2000 reflected a $1.0 million extraordinary gain, net of taxes, on the early retirement of $14.1 million of Notes.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES



LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are cash flows from operations supplemented by a revolving credit facility under which $26.6 million was available for borrowings as of March 31, 2001. The Company occasionally utilizes capital leasing and, for its Italian subsidiary, Stanadyne Automotive, SpA, maintains overdraft facilities with local financial institutions.

Cash Flows From Operating Activities. Cash flows from operations for the three months ended March 31, 2001 totaled ($1.4) million as compared to $9.8 million for the same period of 2000. The quarterly cash flows from operations, other than changes in operating assets and liabilities, in 2001 totaled $5.2 million, or $4.0 million less than the $9.2 million reported in 2000. This reduction was primarily driven by $3.6 million in lower net income in the first quarter of 2001. Operating asset and liability accounts increased by $6.6 million during the three months ended March 31, 2001 compared to a reduction of $0.6 million in the first three months of 2000. Most of this change was caused by an increase in Diesel Group accounts receivable of $6.2 million primarily due to late payments from GM received in early April.

Cash Flows From Investing Activities. The Company's capital expenditures for the first three months of 2001 were $2.4 million compared to $2.0 million for the same period of 2000. Capital expenditures for 2001 included $0.6 million for computer hardware and software needed to support the Company's Enterprise Resource Planning program. The balance of the first quarter capital expenditures were associated with cost reduction and quality enhancement efforts in the Diesel Group and general maintenance projects. Expenditures in 2000 included amounts primarily for cost reduction programs in the Diesel Group and general maintenance projects to existing facilities.

Cash Flows From Financing Activities. Cash flows from financing activities for the three months ended March 31, 2001 resulted in a net reduction in cash of $0.2 million. Principal payments of long-term debt totaled $0.7 million. As of March 31, 2001 there were no borrowings under the revolving credit facility. Overdraft borrowings of Stanadyne Automotive, SpA increased $0.7 million. Scheduled payments of capital lease obligations totaled $0.2 million in the first three months of 2001.

(3)   CAUTIONARY STATEMENT

This quarterly report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements with respect to the financial condition, results of operations and business of the Company and management's discussion and analysis of financial condition and results of operations. All of these forward-looking statements are based on estimates and assumptions made by the management of the Company which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such estimates and statements. No assurance can be given that any such

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES



estimates will be realized, and it is likely that actual results will differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (1) increased competition; (2) increased costs; (3) loss or retirement of key members of management; (4) increases in the Company's cost of borrowing or inability or unavailability of additional debt or equity capital; (5) adverse state or federal legislation or regulation or adverse determinations in pending litigation; and (6) changes in general economic conditions and/or in the automobile, light duty trucks, agricultural and construction vehicles and equipment, industrial products and marine equipment markets in which the Company competes. Many of such factors are beyond the control of the Company and its management. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether the result of new information, future events or otherwise.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES


ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK

The Company is exposed to market risks which include changes in interest rates and changes in foreign currency exchange rates as measured against the U.S. dollar.

Interest Rate Risk. The carrying value of the Company's revolving credit lines and term loans approximate fair value. The term loans are primarily LIBOR-based borrowings and are re-priced approximately every month based on prevailing market rates. A 10% change in the interest rate on the term loans would have increased or decreased the first three months of 2001 interest expense by $0.1 million. The 10-1/4% Notes bear interest at a fixed rate and, therefore, are not sensitive to interest rate fluctuation. The fair value of the Company's $76.0 million in Notes based on quoted market prices on March 31, 2001 was approximately $66.1 million.

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



      b. No report on Form 8-K was filed during the quarter ended March 31, 2001.

                   STANADYNE AUTOMOTIVE CORP. AND SUBSIDIARIES






                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                Stanadyne Automotive Corp.
                                                --------------------------
                                                        (Registrant)


Date:    May 4, 2001                   /s/  Stephen S. Langin
         -----------                   ----------------------
                                            Stephen S. Langin
                                            Vice President and
                                              Chief Financial Officer

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