Form 10-Q
period 2001-06-30
STANADYNE AUTOMOTIVE CORP
filed 2001-08-14
CIK 1053439

                                   FORM 10 - Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from....................to..................

Commission File Number 333-45823


                              STANADYNE CORPORATION
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)


                     92 Deerfield Road, Windsor, Connecticut
                    (Address of principal executive offices)


                                 (860) 525-0821
              (Registrant's telephone number, including area code)


                                   22-2940378
                             (I.R.S. Employer I.D.)


                                   06095-4209
                                   (zip code)

                           STANADYNE AUTOMOTIVE CORP.
                           (Former name of registrant)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]           No [ ]

The number of Common Shares of the Company, $0.01 per share par value, outstanding as of July 31, 2001 was 1,000.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

Part I    Financial Information

         Item 1      Financial Statements

                     Condensed Consolidated Balance Sheets as of June 30, 2001 (unaudited) and December
                     31, 2000.................................................................................      3

                     Condensed Consolidated Statements of Operations for the three months ended June 30,
                     2001 and 2000 (unaudited)................................................................      4

                     Condensed Consolidated Statements of Operations for the six months ended June 30,
                     2001 and 2000 (unaudited)................................................................      5

                     Condensed Consolidated Statements of Cash Flows for the six
                     months ended June 30, 2001 and 2000 (unaudited)..........................................      6

                     Notes to Condensed Consolidated Financial Statements (unaudited).........................   7-17


         Item 2      Management's Discussion and Analysis of Financial Condition
                     and Results of Operations................................................................  18-23


         Item 3      Quantitative and Qualitative Disclosures About Market Risk...............................     24


Part II  Other Information

         Item 6      Exhibits and Reports on Form 8-K.........................................................     25

         Signature   .........................................................................................     26

                     STANADYNE CORPORATION AND SUBSIDIARIES

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                          (UNAUDITED)
                                                                           JUNE 30,      DECEMBER 31,
                            ASSETS                                            2001           2000
                                                                          -----------    ------------

Current assets:
       Cash and cash equivalents                                           $  11,206      $  13,647
       Accounts receivable, net of allowance for uncollectible
         accounts of $533 at June 30, 2001 and $500 at December 31, 2000      36,115         32,030
       Inventories                                                            32,854         31,793
       Prepaid expenses and other current assets                               1,868          1,635
       Deferred income taxes                                                   6,844          6,998
                                                                           ---------      ---------
                            Total current assets                              88,887         86,103

Property, plant and equipment, net                                           108,316        110,965
Intangible and other assets, net                                              79,907         82,963
Due from Stanadyne Automotive Holding Corp.                                    4,440          4,061
                                                                           ---------      ---------
                            Total assets                                   $ 281,550      $ 284,092
                                                                           =========      =========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                    $  17,968      $  17,291
       Accrued liabilities                                                    25,485         27,156
       Current maturities of long-term debt                                    7,473          6,765
       Current installments of capital lease obligations                         212            471
                                                                           ---------      ---------
                            Total current liabilities                         51,138         51,683

Long-term debt, excluding current maturities                                 113,789        115,667
Deferred income taxes                                                          3,794          5,304
Capital lease obligations, excluding current installments                         --             41
Other noncurrent liabilities                                                  46,631         45,149
                                                                           ---------      ---------
                            Total liabilities                                215,352        217,844
                                                                           ---------      ---------

Commitments and contingencies                                                     --             --

Stockholders' equity:
       Common stock                                                               --             --
       Additional paid-in capital                                             59,858         59,858
       Other accumulated comprehensive loss                                   (5,859)        (5,599)
       Retained earnings                                                      12,199         11,989
                                                                           ---------      ---------
                            Total stockholders' equity                        66,198         66,248
                                                                           ---------      ---------
              Total liabilities and stockholders' equity                   $ 281,550      $ 284,092
                                                                           =========      =========

            See notes to condensed consolidated financial statements.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                  Three Months    Three Months
                                                     Ended            Ended
                                                    June 30,         June 30,
                                                      2001            2000
                                                  ------------    ------------
Net sales                                           $ 61,067         $82,918
Cost of goods sold                                    49,926          62,277
                                                    --------         -------

Gross profit                                          11,141          20,641

Selling, general and administrative expenses           8,030           9,291
Amortization of intangibles                            1,336           1,435
Management fees                                          275             275
                                                    --------         -------

Operating income                                       1,500           9,640

Interest, net                                          2,546           2,909
                                                    --------         -------

(Loss) income before income taxes (benefit)           (1,046)          6,731

Income taxes (benefit)                                  (426)          2,949
                                                    --------         -------

Net (loss) income                                   $   (620)        $ 3,782
                                                    ========         =======

            See notes to condensed consolidated financial statements.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                     Six Months   Six Months
                                                       Ended        Ended
                                                      June 30,     June 30,
                                                        2001         2000
                                                     ----------   ----------
Net sales                                             $128,901     $163,646
Cost of goods sold                                     103,973      124,403
                                                      --------     --------

Gross profit                                            24,928       39,243

Selling, general and administrative expenses            16,023       17,278
Amortization of intangibles                              2,679        2,886
Management fees                                            550          550
                                                      --------     --------

Operating income                                         5,676       18,529

Interest, net                                            5,217        6,055
                                                      --------     --------
Income before income taxes and
   extraordinary item                                      459       12,474

Income taxes                                               249        5,237
                                                      --------     --------

Income before extraordinary item                           210        7,237
Extraordinary gain related to early retirement of
   debt, net of tax expense of $634                         --          951
                                                      --------     --------

Net income                                            $    210     $  8,188
                                                      ========     ========

            See notes to condensed consolidated financial statements.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                  Six Months    Six Months
                                                                    Ended         Ended
                                                                   June 30,      June 30,
                                                                     2001          2000
                                                                  ----------    ----------
Cash flows from operating activities:
    Net income                                                     $    210      $  8,188
    Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                  10,554        10,720
      Extraordinary gain, net of applicable income taxes                 --          (951)
      Deferred income taxes (benefit)                                (1,491)           30
      (Gain) loss on disposal of property, plant and equipment          (24)          140
      Changes in operating assets and liabilities                    (5,405)          233
                                                                   --------      --------
          Net cash provided by operating activities                   3,844        18,360
                                                                   --------      --------

Cash flows from investing activities:
    Capital expenditures                                             (5,666)       (3,478)
    Proceeds from disposal of property, plant and equipment              53            15
                                                                   --------      --------
          Net cash used in investing activities                      (5,613)       (3,463)
                                                                   --------      --------

Cash flows from financing activities:
    Net borrowings (payments) on revolving credit facilities          1,109          (695)
    Principal payments on long-term debt                             (2,196)      (12,920)
    Payments of capital lease obligations                              (305)         (479)
                                                                   --------      --------
          Net cash used in financing activities                      (1,392)      (14,094)
                                                                   --------      --------

Cash and cash equivalents:
    Net (decrease) increase in cash and cash equivalents             (3,161)          803
    Effect of exchange rate changes on cash                             720            39
    Cash and cash equivalents at beginning of period                 13,647         4,057
                                                                   --------      --------
    Cash and cash equivalents at end of period                     $ 11,206      $  4,899
                                                                   ========      ========

            See notes to condensed consolidated financial statements.

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)



(1)      SIGNIFICANT ACCOUNTING POLICIES

Description of Business. Stanadyne Corporation (the "Company"), formerly known as Stanadyne Automotive Corp. is a wholly-owned subsidiary of Stanadyne Automotive Holding Corp. ("Holdings"). Effective July 12, 2001 the Company changed its name to Stanadyne Corporation. A majority of the outstanding equity of Holdings is owned by American Industrial Partners Capital Fund II, L.P. ("AIP").

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all of the Company's wholly-owned subsidiaries:
Precision Engine Products Corp. ("PEPC"), Stanadyne Automotive SpA ("SpA"), Precision Engine Products LTDA ("PEPL") and Stanadyne Automotive Foreign Sales Corp. ("FSC"). Intercompany balances have been eliminated in consolidation.

Basis of Presentation. The balance sheet as of December 31, 2000 is condensed financial information derived from the audited balance sheet. The interim financial statements are unaudited. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation for the periods presented. Certain amounts have been reclassified in the 2000 financial statements to conform to the 2001 presentation. The Company's quarterly results are subject to fluctuation; consequently, the results of operations and cash flows for any quarter are not necessarily indicative of the results and cash flows for any future period.

Accounting for Derivative Instruments and Hedging Activities. As required, on January 1, 2001 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the values of those derivatives would be recognized immediately or deferred depending on the use of the derivative and if the derivative is a qualifying hedge. The adoption of these standards had no significant impact on the Company's consolidated financial statements and related disclosures.

Business Combinations and Goodwill and Other Intangible Assets. The Financial Accounting Standards Board has issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 142 is effective for the Company beginning on January 1, 2002. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its consolidated financial position and results of operations.

(2)      INVENTORIES

Components of inventory are as follows:

                                        As of                As of
                                     June 30, 2001      December 31, 2000
                                     -------------      -----------------
            Raw materials               $ 1,971             $ 1,816
            Work-in-process              22,224              21,198
            Finished goods                8,659               8,779
                                        -------             -------

                                        $32,854             $31,793
                                        =======             =======

(3)      INCOME TAXES

The Company's effective income tax rate was 54.2% for the first six months of 2001, compared to 42.0% before the extraordinary gain for the first six months in 2000. In 2001, the Company recorded $0.2 million of tax expense on a pre-tax income of $0.5 million. In 2000, the Company recorded $5.2 million of tax expense on a pre-tax income of $12.5 million. The Company received benefits from the FSC in both periods. The Company applies the annual tax rate to the quarterly earnings to provide consistent quarterly tax rates based on the estimated effective tax rate for the year. To the extent there are differences between components of planned and actual net income, the effective tax rate for the year could change and, in turn, have an impact on future quarterly tax rates.

(4)      LONG-TERM DEBT

The Company had $76.0 million of Senior Subordinated Notes ("Notes") at an interest rate of 10.25% outstanding at June 30, 2001 and December 31, 2000. The Notes are due on December 15, 2007. In the first quarter of 2000, the Company retired $14.1 million in Notes at a discounted price of $11.5 million. As a result of the early retirement of the Notes, the Company realized a $1.0 million gain, net of income taxes and related unamortized debt issuance costs. The transactions were recorded as an extraordinary gain related to the early retirement of debt.

The Company had $44.2 million and $46.4 million in term loans (the "Term Loans") outstanding at June 30, 2001 and December 31, 2000, respectively, at various interest rates ranging from 5.25% to 8.44%. The Company had $28.3 million and $26.6 million in revolving credit lines (the "Revolving Credit Lines") available for borrowings at June 30, 2001 and December 31, 2000,

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


respectively. The Term Loans and the Revolving Credit Lines are governed by a Credit Agreement dated December 11, 1997, as amended (the "Credit Agreement"). The Credit Agreement includes quarterly financial covenants, certain of which were not met for the June 30, 2001 measurement date. The lenders under the Credit Agreement provided a Limited Waiver (see Exhibits) of compliance with those certain financial covenants for the June 30, 2001 measurement date.

(5)       CONTINGENCIES

The Company is involved in various legal and regulatory proceedings generally incidental to its business. While the results of any litigation or regulatory issue contain an element of uncertainty, management believes that the outcome of any known, pending or threatened legal proceeding, or all of them combined, will not have a material adverse effect on the Company's consolidated financial position or results of operations.

The Company is subject to potential environmental liabilities as a result of various claims and legal actions, which are pending or may be asserted against the Company. Reserves for such liabilities have been established and no insurance recoveries have been anticipated in the determination of the reserves. In management's opinion, the aforementioned claims will be resolved without material adverse effect on the consolidated results of operations, financial position or cash flows of the Company. Also, in conjunction with the acquisition of the Company from Metromedia Company ("Metromedia") on December 11, 1997, Metromedia agreed to partially indemnify the Company and AIP for certain environmental matters. The effect of this indemnification is to limit financial exposure for known environmental issues.

(6)      COMPREHENSIVE (LOSS) INCOME

The Company's comprehensive (loss) income for the three month and six month periods ended June 30, 2001 and 2000 are as follows:

                                                        Three Months             Six Months
                                                       Ended June 30,          Ended June 30,
                                                     2001         2000        2001        2000
                                                    -------      -------      -----      -------
Net (loss) income                                   $  (620)     $ 3,782      $ 210      $ 8,188

Other comprehensive loss, net of tax:
       Foreign currency translation adjustments      (1,706)        (632)      (260)      (1,650)
                                                    -------      -------      -----      -------

Comprehensive (loss) income                         $(2,326)     $ 3,150      $ (50)     $ 6,538
                                                    =======      =======      =====      =======

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


(7)      SEGMENTS

The Company has two reportable segments, the Diesel Systems Group (the "Diesel Group") and Precision Engine Products ("Precision Engine"). The Diesel Group manufactures diesel fuel injection equipment including fuel pumps, injectors and filtration systems. This segment accounted for approximately 85% and 84% of the Company's revenues for the three months ended June 30, 2001 and 2000, respectively and approximately 86% and 84% of the Company's revenues for the six months ended June 30, 2001 and 2000, respectively. Precision Engine manufactures roller-rocker arms, hydraulic valve lifters and lash adjusters for gasoline engines. Revenues for Precision Engine accounted for approximately 15% and 16% of total revenues for the three months ended June 30, 2001 and 2000, respectively and approximately 14% and 16% of total revenues for the six months ended June 30, 2001 and 2000, respectively. The Company considers the Diesel Group and Precision Engine to be two distinct segments because the operating results of each are compiled, reviewed and managed separately. In addition, the products and services of each segment have an end use (diesel versus gasoline engines) which entails different engineering and marketing efforts. There were no inter-segment sales between the Diesel Group and Precision Engine for any of the periods presented.

The following summarizes key information used by the Company in evaluating the performance of each segment for the three months ended June 30, 2001 and 2000 and as of and for the six months ended June 30, 2001 and 2000:

                                      FOR THE THREE MONTHS ENDED JUNE 30, 2001
                                      ----------------------------------------
                                  DIESEL      PRECISION
                                   GROUP       ENGINE       ELIMINATIONS     TOTALS
                                  -------     ---------     ------------    --------
Net sales                         $51,713     $  9,354      $        --     $ 61,067
Gross profit                       10,937          204               --       11,141
Depreciation and amortization
  expense                           4,355          923               --        5,278
Operating income (loss)             2,997       (1,497)              --        1,500
Net income (loss)                     587       (1,207)              --         (620)
Total capital expenditures          2,977          321               --        3,298

                                      FOR THE THREE MONTHS ENDED JUNE 30, 2000
                                      ----------------------------------------
                                  DIESEL      PRECISION
                                   GROUP       ENGINE       ELIMINATIONS     TOTALS
                                  -------     ---------     ------------    --------
Net sales                         $69,781     $ 13,137      $        --     $ 82,918
Gross profit                       18,262        2,379               --       20,641
Depreciation and amortization
  expense                           4,441          912               --        5,353
Operating income                    8,906          734               --        9,640
Net income                          3,490          292               --        3,782
Total capital expenditures          1,203          221               --        1,424

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


                                   AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   ------------------------------------------------
                                   DIESEL      PRECISION
                                    GROUP       ENGINE     ELIMINATIONS     TOTALS
                                  --------     ---------   ------------    --------
Net sales                         $110,372     $ 18,529      $     --      $128,901
Gross profit                        24,783          145            --        24,928
Depreciation and amortization
  expense                            8,707        1,847            --        10,554
Operating income (loss)              8,533       (2,857)           --         5,676
Net income (loss)                    3,082       (2,872)           --           210
Total assets                       251,862       47,169       (17,481)      281,550
Total capital expenditures           5,208          458            --         5,666

                                   AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   ------------------------------------------------
                                   DIESEL      PRECISION
                                    GROUP       ENGINE     ELIMINATIONS     TOTALS
                                  --------     ---------   ------------    --------
Net sales                         $137,171     $ 26,475      $     --      $163,646
Gross profit                        34,698        4,545            --        39,243
Depreciation and amortization
  expense                            8,898        1,822            --        10,720
Operating income                    16,983        1,546            --        18,529
Net income (loss)                    8,391         (203)           --         8,188
Total assets                       266,927       51,368       (20,241)      298,054
Total capital expenditures           3,164          314            --         3,478

(8)      SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS

The Notes issued December 11, 1997 by the Company are guaranteed jointly, fully, severally and unconditionally by Precision Engine Products Corp. (the "Subsidiary Guarantor") on a subordinated basis and are not guaranteed by FSC, SpA and PEPL (the "Non-Guarantor Subsidiaries").

Supplemental combining condensed financial statements for Stanadyne Corporation ("Parent"), the Subsidiary Guarantor and the Non-Guarantor Subsidiaries are presented below. Separate complete financial statements of the Subsidiary Guarantor are not presented because management has determined that they are not material to investors.

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                         Consolidating Condensed Balance Sheets
                                                                                       June 30, 2001
                                                          --------------------------------------------------------------------------
                                                           Stanadyne                                                    Stanadyne
                                                          Corporation   Subsidiary   Non-Guarantor                     Corporation
                                                            Parent       Guarantor   Subsidiaries     Eliminations    & Subsidiaries
                                                          -----------   ----------   -------------    ------------    --------------
ASSETS
Current assets:
           Cash and cash equivalents                      $  10,930      $     15      $   229        $     32          $ 11,206
           Accounts receivable, net                          27,273         5,582        3,260              --            36,115
           Inventories                                       21,352         6,200        4,949             353            32,854
           Other current assets                               5,799         1,815        1,098              --             8,712
                                                          ----------------------------------------------------------------------
           Total current assets                              65,354        13,612        9,536             385            88,887
Property, plant and equipment, net                           77,837        18,143       11,930             406           108,316
Intangible and other assets, net                             55,360        12,572       12,831            (856) (a)       79,907
Investment in subsidiaries                                   40,665        (2,065)          --         (38,600) (b)           --
Due from Stanadyne Automotive Holding Corp.                   4,440            --           --              --             4,440
                                                          ----------------------------------------------------------------------
           Total assets                                   $ 243,656      $ 42,262      $34,297        $(38,665)         $281,550
                                                          ======================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
           Accounts payable and
             accrued liabilities                          $  32,545      $  6,706      $ 4,203        $     (1)         $ 43,453
           Current maturities of long-term
             debt and capital lease obligations               6,344            --        1,341              --             7,685
                                                          ----------------------------------------------------------------------
           Total current liabilities                         38,889         6,706        5,544              (1)           51,138
Long-term debt                                              113,789            --           --              --           113,789
Other noncurrent liabilities                                 34,598        11,156        5,527            (856) (a)       50,425
Intercompany accounts                                       (15,822)        7,550        7,240           1,032                --
Stockholders' equity                                         72,202        16,850       15,986         (38,840) (b)       66,198
                                                          ----------------------------------------------------------------------
           Total liabilities and stockholders' equity     $ 243,656      $ 42,262      $34,297        $(38,665)         $281,550
                                                          ======================================================================

         (a) Reclassification of Non-Guarantor deferred tax asset to consolidate net deferred tax liability.

         (b) Elimination of investments in subsidiaries of the Parent.

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)


                                                                         Consolidating Condensed Balance Sheets
                                                                                   December 31, 2000
                                                         --------------------------------------------------------------------------
                                                          Stanadyne                                                    Stanadyne
                                                         Corporation    Subsidiary   Non-Guarantor                    Corporation
                                                           Parent       Guarantor    Subsidiaries    Eliminations    & Subsidiaries
                                                         -----------    ----------   -------------   ------------    --------------
ASSETS
Current assets:
           Cash and cash equivalents                      $  13,383      $     14      $    85       $    165          $ 13,647
           Accounts receivable, net                          25,094         3,537        3,399             --            32,030
           Inventories                                       20,081         7,869        3,948           (105)           31,793
           Other current assets                               5,815         1,584        1,234             --             8,633
                                                         --------------------------------------------------------------------------
           Total current assets                              64,373        13,004        8,666             60            86,103
Property, plant and equipment, net                           79,212        19,141       12,612             --           110,965
Intangible and other assets, net                             57,499        12,964       13,017           (517) (a)       82,963
Investment in subsidiaries                                   42,742        (1,111)          --        (41,631) (b)           --
Due from Stanadyne Automotive Holding Corp.                   4,061            --           --             --             4,061
                                                         --------------------------------------------------------------------------
           Total assets                                   $ 247,887      $ 43,998      $34,295       $(42,088)         $284,092
                                                         ==========================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
           Accounts payable and
             accrued liabilities                          $  34,686      $  5,231      $ 4,530       $     --          $ 44,447
           Current maturities of long-term
             debt and capital lease obligations               6,662            --          574             --             7,236
                                                         --------------------------------------------------------------------------
           Total current liabilities                         41,348         5,231        5,104             --            51,683
Long-term debt and capital lease obligations                115,667            --           41             --           115,708
Other noncurrent liabilities                                 33,779        11,508        5,683           (517) (a)       50,453
Intercompany accounts                                       (14,926)        7,909        6,616            401                --
Stockholders' equity                                         72,019        19,350       16,851        (41,972) (b)       66,248
                                                         --------------------------------------------------------------------------
           Total liabilities and stockholders' equity     $ 247,887      $ 43,998      $34,295       $(42,088)         $284,092
                                                         ==========================================================================

         (a) Reclassification of Non-Guarantor deferred tax asset to consolidate net deferred tax liability.

         (b) Elimination of investments in subsidiaries of the Parent.

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                             Consolidating Condensed Statements of Operations
                                                                    Three Months Ended June 30, 2001
                                            -------------------------------------------------------------------------------------
                                             Stanadyne                                                               Stanadyne
                                            Corporation      Subsidiary        Non-Guarantor                        Corporation
                                              Parent          Guarantor        Subsidiaries     Eliminations       & Subsidiaries
                                            -----------      ---------         ------------     ------------       --------------
Net sales                                    $ 47,676         $  9,849          $  4,565        $ (1,023) (a)         $ 61,067
Cost of goods sold                             36,987            9,288             4,720          (1,069) (a)(b)        49,926
                                            -----------------------------------------------------------------------------------
           Gross profit (loss)                 10,689              561              (155)             46                11,141
Selling, general, administrative and
  other operating expenses                      7,597            1,119               925               -                 9,641
Intercompany FSC commissions                      785               18              (803)              -                     -
                                            -----------------------------------------------------------------------------------
           Operating income (loss)              2,307             (576)             (277)             46                 1,500
Interest, net                                   1,995              149               370              32 (b)             2,546
                                            -----------------------------------------------------------------------------------
           Income (loss) before income
             taxes (benefit)                      312             (725)             (647)             14                (1,046)
Income taxes (benefit)                           (645)            (207)              426               -                  (426)
                                            -----------------------------------------------------------------------------------
           Net income (loss)                 $    957         $   (518)         $ (1,073)       $     14              $   (620)
                                            ===================================================================================

                                                             Consolidating Condensed Statements of Operations
                                                                    Three Months Ended June 30, 2000
                                            -------------------------------------------------------------------------------------
                                             Stanadyne                                                                Stanadyne
                                            Corporation      Subsidiary       Non-Guarantor                          Corporation
                                              Parent         Guarantor        Subsidiaries      Eliminations       & Subsidiaries
                                            -----------      ---------        -------------     -------------      --------------
Net sales                                    $ 64,252         $ 13,137          $  5,592        $    (63) (a)         $ 82,918
Cost of goods sold                             46,851           10,742             4,746             (62) (a)           62,277
                                            -----------------------------------------------------------------------------------
           Gross profit                        17,401            2,395               846              (1)               20,641
Selling, general, administrative and
  other operating expenses                      9,161            1,332               549             (41) (b)           11,001
Intercompany FSC commissions                    1,099              102            (1,201)              -                     -
                                            -----------------------------------------------------------------------------------
           Operating income                     7,141              961             1,498              40                 9,640
Interest, net                                   2,402               97               370              40 (b)             2,909
                                            -----------------------------------------------------------------------------------
           Income before income taxes           4,739              864             1,128               -                 6,731
Income taxes                                    2,390              359               200               -                 2,949
                                            -----------------------------------------------------------------------------------
           Net income                        $  2,349         $    505          $    928        $      -              $  3,782
                                            ===================================================================================

           (a)  Elimination of intercompany sales and cost of goods sold.
           (b) Elimination of intercompany lease activity between PEPC and PEPL.

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                            Consolidating Condensed Statements of Operations
                                                                    Six Months Ended June 30, 2001
                                          -----------------------------------------------------------------------------------
                                             Stanadyne                                                           Stanadyne
                                            Corporation     Subsidiary     Non-Guarantor                        Corporation
                                              Parent        Guarantor      Subsidiaries       Eliminations     & Subsidiaries
                                            -----------     ----------     -------------      ------------     --------------
Net sales                                   $ 102,370       $ 19,579         $  9,030       $ (2,078) (a)        $ 128,901
Cost of goods sold                             78,080         18,929            9,116         (2,152) (a)(b)       103,973
                                          ---------------------------------------------------------------------------------
           Gross profit (loss)                 24,290            650              (86)            74                24,928
Selling, general, administrative and
  other operating expenses                     15,483          2,230            1,551            (12) (b)           19,252
Intercompany FSC commissions                    1,710             35           (1,745)             -                     -
                                          ---------------------------------------------------------------------------------
           Operating income (loss)              7,097         (1,615)             108             86                 5,676
Interest, net                                   4,115            306              729             67 (b)            5,217
                                          ---------------------------------------------------------------------------------
           Income (loss) before income
             taxes (benefit)                    2,982         (1,921)            (621)            19                   459
Income taxes (benefit)                            110            (13)             152              -                   249
                                          ---------------------------------------------------------------------------------
           Net income (loss)                $   2,872       $ (1,908)        $   (773)      $     19             $     210
                                          =================================================================================

                                                            Consolidating Condensed Statements of Operations
                                                                    Six Months Ended June 30, 2000
                                          -----------------------------------------------------------------------------------
                                             Stanadyne                                                           Stanadyne
                                            Corporation     Subsidiary     Non-Guarantor                        Corporation
                                              Parent        Guarantor      Subsidiaries       Eliminations     & Subsidiaries
                                            -----------     ----------     -------------      ------------     --------------
Net sales                                   $ 126,199       $ 26,511         $ 11,147       $   (211) (a)        $ 163,646
Cost of goods sold                             93,129         21,966            9,479           (171) (a)          124,403
                                          ---------------------------------------------------------------------------------
           Gross profit                        33,070          4,545            1,668            (40)               39,243
Selling, general, administrative and
  other operating expenses                     17,214          2,490            1,095            (85) (b)           20,714
Intercompany FSC commissions                    2,113            177           (2,290)             -                     -
                                          ---------------------------------------------------------------------------------
           Operating income                    13,743          1,878            2,863             45                18,529
Interest, net                                   4,976            233              762             84 (b)             6,055
                                          ---------------------------------------------------------------------------------
           Income before income taxes
             and extraordinary item             8,767          1,645            2,101            (39)               12,474
Income taxes                                    2,525          1,520            1,192              -                 5,237
                                          ---------------------------------------------------------------------------------
           Income before
             extraordinary item                 6,242            125              909            (39)                7,237
Extraordinary gain                                951              -                -              -                   951
                                          ---------------------------------------------------------------------------------
           Net income                       $   7,193       $    125         $    909       $    (39)            $   8,188
                                          =================================================================================

           (a)  Elimination of intercompany sales and cost of goods sold.
           (b) Elimination of intercompany lease activity between PEPC and PEPL.

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                  Consolidating Condensed Statements of Cash Flows
                                                                            Six Months Ended June 30, 2001
                                                       -------------------------------------------------------------------------
                                                        Stanadyne                                                   Stanadyne
                                                       Corporation   Subsidiary   Non-Guarantor                    Corporation
                                                         Parent       Guarantor   Subsidiaries    Eliminations    & Subsidiaries
                                                       -----------   ----------   -------------   ------------    --------------
Cash flows from operating activities:
           Net income (loss)                           $  2,872       $(1,908)       $(773)         $  19           $    210
           Adjustments to reconcile net income
             (loss) to net cash (used in) provided
             by operating activities:
                Depreciation and amortization             8,041         1,829          684             --             10,554
                Other adjustments                          (697)         (447)        (371)            --             (1,515)
                Changes in operating assets and
                  liabilities                            (5,946)          977           55           (491)            (5,405)
                                                       -------------------------------------------------------------------------
                Net cash (used in) provided by
                  operating activities                    4,270           451         (405)          (472)             3,844
                                                       -------------------------------------------------------------------------

Cash flows from investing activities:
           Capital expenditures                          (4,957)         (450)        (245)           (14)            (5,666)
           Proceeds from disposal of property,
              plant and equipment                           436            --            8           (391)                53
                                                       -------------------------------------------------------------------------
                Net cash used in
                  investing activities                   (4,521)         (450)        (237)          (405)            (5,613)
                                                       -------------------------------------------------------------------------

Cash flows from financing activities:
           Net change in debt                            (2,196)           --          804             --             (1,392)
                                                       -------------------------------------------------------------------------
                Net cash (used in) provided by
                  financing activities                   (2,196)           --          804             --             (1,392)
                                                       -------------------------------------------------------------------------

Net (decrease) increase in cash and
  cash equivalents                                       (2,447)            1          162           (877)            (3,161)
Effect of exchange rate changes on cash                      (6)           --          (18)           744                720
Cash and cash equivalents at
  beginning of period                                    13,383            14           85            165             13,647
                                                       -------------------------------------------------------------------------
Cash and cash equivalents at
  end of period                                        $ 10,930       $    15        $ 229          $  32           $ 11,206
                                                       =========================================================================

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONCLUDED)

                                                                    Consolidating Condensed Statements of Cash Flows
                                                                             Six Months Ended June 30, 2000
                                                       ----------------------------------------------------------------------------
                                                        Stanadyne                                                      Stanadyne
                                                       Corporation     Subsidiary    Non-Guarantor                    Corporation
                                                         Parent        Guarantor     Subsidiaries    Eliminations    & Subsidiaries
                                                       -----------     ----------    -------------   ------------    --------------
Cash flows from operating activities:
           Net income                                  $  7,193         $   125         $   909         $ (39)          $  8,188
           Adjustments to reconcile net income
             to net cash provided by
             operating activities:
                Depreciation and amortization             8,218           1,808             694            --             10,720
                Extraordinary gain                         (951)             --              --            --               (951)
                Other adjustments                           228            (570)            512            --                170
                Changes in operating assets and
                  liabilities                             2,039          (1,184)           (788)          166                233
                                                       ----------------------------------------------------------------------------
                Net cash provided by
                  operating activities                   16,727             179           1,327           127             18,360
                                                       ----------------------------------------------------------------------------

Cash flows from investing activities:
           Capital expenditures                          (2,968)           (168)           (342)           --             (3,478)
           Proceeds from disposal of property,
              plant and equipment                            14              --               1            --                 15
                                                       ----------------------------------------------------------------------------
                Net cash used in
                  investing activities                   (2,954)           (168)           (341)           --             (3,463)
                                                       ----------------------------------------------------------------------------

Cash flows from financing activities:
           Net change in debt                           (13,094)             --          (1,000)           --            (14,094)
                                                       ----------------------------------------------------------------------------
                Net cash used in
                  financing activities                  (13,094)             --          (1,000)           --            (14,094)
                                                       ----------------------------------------------------------------------------

Net increase (decrease) in cash and
  cash equivalents                                          679              11             (14)          127                803
Effect of exchange rate changes on cash                      (1)             --              11            29                 39
Cash and cash equivalents at
  beginning of period                                     3,760               2             184           111              4,057
                                                       ----------------------------------------------------------------------------
Cash and cash equivalents at
  end of period                                        $  4,438         $    13         $   181         $ 267           $  4,899
                                                       ============================================================================

                     STANADYNE CORPORATION AND SUBSIDIARIES

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

Business levels in the second quarter of 2001 were relatively unchanged from the first three months. A general downturn in the economy experienced during the first half of the year had a negative impact on demand for the Company's products. When compared to the same period a year ago, net sales in the first six months of 2001 were 21.2% lower, with Diesel Group sales down 19.5% and Precision Engine sales down 30.0%. The quarterly comparison of results in the Diesel Group also reflects the year-to-year reduction in business associated with the two OEM programs: the 6.5l engine equipped with the DS fuel pump; and the 2.5l Transit engine equipped with the RSN injectors. The significant difference in Precision Engine business was due primarily to lower customer demand for DaimlerChrysler (DCX) vehicles equipped with the Company's products.

With operating income in the first half of 2001 down $12.9 million or 69.4% from the same period a year ago, the Company has and will continue to proactively make adjustments to the organization's cost structure as necessary. While the economic outlook for the remainder of the year is uncertain, near term conditions suggest some slight improvement in demand for the Company's products above that experienced in the second quarter.

(2)      BASIS OF PRESENTATION

The following table displays unaudited performance details for the periods shown. Net sales, cost of goods sold, gross profit, selling, general and administrative expense ("SG&A"), amortization of intangibles, management fees, operating income and net (loss) income of the Company are presented in thousands of dollars and as a percentage of net sales.

                                         Three Months Ended June 30,                       Six Months Ended June 30,
                                      2001                    2000                       2001                     2000
                                  $          %            $           %              $          %             $            %
                                ------     -----        ------      -----         -------     -----        -------      -----
Net sales ....................  61,067     100.0        82,918      100.0         128,901     100.0        163,646      100.0
Cost of goods sold ...........  49,926      81.8        62,277       75.1         103,973      80.7        124,403       76.0
Gross profit .................  11,141      18.2        20,641       24.9          24,928      19.3         39,243       24.0
SG&A .........................   8,030      13.1         9,291       11.2          16,023      12.4         17,278       10.6
Amortization of intangibles ..   1,336       2.2         1,435        1.7           2,679       2.1          2,886        1.8
Management fees ..............     275       0.5           275        0.3             550       0.4            550        0.3
Operating income .............   1,500       2.5         9,640       11.6           5,676       4.4         18,529       11.3
Net (loss) income ............    (620)     (1.0)        3,782        4.6             210       0.2          8,188        5.0

                     STANADYNE CORPORATION AND SUBSIDIARIES


COMPARISON OF RESULTS OF OPERATIONS:

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Net Sales. Net sales for the second quarter of 2001 totaled $61.1 million and were 26.4% lower than the $82.9 million reported for the comparable period of 2000. This decrease came from lower sales in the Diesel Group, down $18.1 million or 25.9% and from lower Precision Engine sales, down $3.8 million or 28.8%. The change in Diesel Group sales was due primarily to a $5.5 million downturn in business in the agricultural and industrial product markets and $7.2 million year-to-year reduction in business associated with two OEM programs concluded in the third quarter of last year. The quarterly decline in Precision Engine was primarily due to $2.9 million lower sales to DCX, associated with reduced vehicle sales.

Gross Profit. Due to the substantially lower sales volumes, gross profit for the second quarter of 2001 decreased to $11.1 million from $20.6 million for the same period in 2000 and decreased as a percentage of net sales to 18.2% from 24.9%. Lower sales volumes in the Diesel Group resulted in gross profits as a percentage of net sales of 21.1% as compared to 26.2% for the same period last year. Second quarter gross profit as a percentage of net sales in Precision Engine were only 2.2% as compared to 18.1% in the second quarter of 2000 due to lower earnings on reduced sales volumes from DCX as described above.

SG&A. SG&A for the second quarter of 2001 decreased to $8.0 million from $9.3 million for the same period in 2000 and increased as a percentage of net sales to 13.1% from 11.2%. The reduction of $1.3 million was due primarily to $0.7 million lower bonus expenses on lower earnings in 2001 and $0.7 million of costs in 2000 associated with an unsuccessful union organizing effort. SG&A results as a percentage of net sales in Precision Engine were 17.6% as compared to 10.6% in the second quarter of 2000 due to higher foreign exchange losses on operations in Brazil.

Amortization of Intangibles. Amortization of intangible assets decreased to $1.3 million in the second quarter of 2001 from $1.4 million in the second quarter of 2000. Goodwill amortization in both second quarters was $0.5 million.

Operating Income. Operating income for the second quarter of 2001 totaled $1.5 million versus $9.6 million in the second quarter of 2000, representing a decrease of $8.1 million or 84.4%. As a percentage of net sales, operating income decreased to 2.5% from 11.6%. The change was due primarily to lower sales and the resulting impact on gross profits in both segments.

Net (Loss) Income. Net loss in the second quarter of 2001 totaled $0.6 million versus net income of $3.8 million for the same period in 2000. Operating income in 2001 was lower by $8.1 million and combined with $0.4 million in lower interest expense, due to less debt and lower interest rates, and the resulting $3.4 million reduction in income taxes to produce the overall result.

                     STANADYNE CORPORATION AND SUBSIDIARIES


Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Net Sales. Net sales for the first six months of 2001 totaled $128.9 million and were 21.2% lower than the $163.6 million reported for the comparable period of 2000. This decrease was traceable to lower sales in both segments, with the Diesel Group down $26.8 million or 19.5% and Precision Engine sales down $7.9 million or 30.0%. The change in Diesel Group sales was due primarily to a $12.1 million year-to-year reduction in business associated with two OEM programs concluded in the third quarter of last year and a downturn in business in the agricultural and industrial markets. The decline in Precision Engine sales was traceable to $6.5 million lower sales to DCX, associated with reduced vehicle sales.

Gross Profit. Gross profit for the first six months of 2001 decreased to $24.9 million from $39.2 million for the same period in 2000 and decreased as a percentage of net sales to 19.3% from 24.0%. The reduction in gross profits was primarily due to lower sales volumes. Gross profits for the Diesel Group as a percentage of net sales were relatively stable at 22.5% as compared to 25.3% in the first six months of last year. Gross profit results for the first six months as a percentage of net sales in Precision Engine were 0.8% as compared to 17.2% in the comparable period of 2000. The majority of this change was due to lower earnings on reduced sales volumes from DCX as described above. Also contributing to the lower gross profits in Precision Engine were higher costs related to the initial production activities for PEPL.

SG&A. SG&A for the first six months of 2001 decreased to $16.0 million from $17.3 million for the same period in 2000 and increased as a percentage of net sales to 12.4% from 10.6%. The reduction of $1.3 million was due primarily to $0.9 million lower bonus expenses on lower earnings in 2001 and $0.7 million of costs in 2000 associated with an unsuccessful union organizing effort. SG&A for the Diesel Group as a percentage of net sales were at 12.1% as compared to 10.8% in the first six months of last year. SG&A for the first six months as a percentage of net sales in Precision Engine were 14.6% as compared to 9.4% in the comparable period of 2000 due to higher foreign exchange losses on operations in Brazil.

Amortization of Intangibles. Amortization of intangible assets decreased to $2.7 million in the first six months of 2001 from $2.9 million in the first six months of 2000. Goodwill amortization in both periods was $0.9 million.

Operating Income. Operating income for the first six months of 2001 totaled $5.7 million versus $18.5 million in 2000, representing a decrease of $12.8 million or 69.4%. As a percentage of net sales, operating income decreased to 4.4% from 11.3%. The change was due primarily to lower sales and the resulting reduction in gross profits in both segments, partially offset by lower SG&A expenses.

Net Income. Net income in the second quarter of 2001 totaled $0.2 million versus $8.2 million for the same period in 2000. Operating income in 2001 was lower by $12.8 million and

                     STANADYNE CORPORATION AND SUBSIDIARIES


combined with $0.8 million in lower interest expense, due to less debt and lower interest rates, and the resulting $5.0 million reduction in income taxes to produce the overall result. Net income in the second quarter of 2000 reflected a $1.0 million extraordinary gain, net of taxes, on the early retirement of $14.1 million of Notes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are cash flows from operations supplemented by a revolving credit facility under which $28.3 million was available for borrowings as of June 30, 2001. The Company occasionally utilizes capital leasing and, for its Italian subsidiary, Stanadyne Automotive, SpA, maintains overdraft facilities with local financial institutions. As of June 30, 2001, there were borrowings of $44.2 million under the Term Loans and no borrowings under the Revolving Credit Lines. The Company did not meet certain financial covenants for the June 30, 2001 measurement date set forth in the Credit Agreement. The lenders under the Credit Agreement provided a Limited Waiver of compliance with those certain financial covenants for the June 30, 2001 measurement date. The Company and the lenders are currently negotiating revisions to such quarterly financial covenants in the Credit Agreement, but there can be no assurance that they will agree to any revisions or, if an amendment to the Credit Agreement containing such revisions is entered, that the Company will be able to comply with such revised quarterly financial covenants in the future. The Company would not be able borrow under the Revolving Credit Lines and the Term Loans could become due and payable in full if in the future the Company were not in compliance with the quarterly financial covenants in the Credit Agreement, unless the lenders provided a waiver of such future non-compliance.

Cash Flows From Operating Activities. Despite the downturn in business levels, cash flows from operations for the six months ended June 30, 2001 totaled a positive $3.8 million. The cash flows from operations, other than changes in operating assets and liabilities, in 2001 totaled $9.2 million, or $8.9 million less than the $18.1 million reported in 2000. This reduction was due mainly to $8.0 million less net income in the first six months of 2001. Net operating asset and liability accounts increased by $5.4 million during the six months ended June 30, 2001 compared to a reduction of $0.2 million for the first six months of 2000. Contributing to this change in 2001 were increases in accounts receivable of $4.1 million and inventory of $1.3 million. The levels of accounts receivable for DCX in the first six months of 2001 were $1.2 million higher relative to the prior year end when sales were at a low point. Accounts receivable also increased $1.1 million in the first six months of 2001 due to the final billing to a major customer for volumes not purchased under a supply agreement.

Cash Flows From Investing Activities. The Company's capital expenditures for the first six months of 2001 were $5.7 million compared to $3.5 million for the same period of 2000. Capital expenditures for 2001 included $1.8 million for computer hardware and software needed to support the Company's Enterprise Resource Planning program. The balance of the first six months capital expenditures were associated with cost reduction, quality enhancement efforts

                     STANADYNE CORPORATION AND SUBSIDIARIES


and general maintenance projects. Expenditures in 2000 included amounts primarily for cost reduction programs in the Diesel Group and general maintenance projects to existing facilities.

Cash Flows From Financing Activities. Cash flows from financing activities for the six months ended June 30, 2001 resulted in a net reduction in cash of $1.4 million. Principal payments of long-term debt totaled $2.2 million. As of June 30, 2001 there were no borrowings under the revolving credit facility. Overdraft borrowings of Stanadyne Automotive, SpA increased $1.1 million. Scheduled payments of capital lease obligations totaled $0.3 million in the first six months of 2001.

(3)      NEW ACCOUNTING STANDARD

The Financial Accounting Standards Board has issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 142 is effective for the Company beginning on January 1, 2002. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its consolidated financial position and results of operations.

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

                     STANADYNE CORPORATION AND SUBSIDIARIES


obligation to publicly update or revise any forward-looking statements, whether the result of new information, future events or otherwise.

                     STANADYNE CORPORATION AND SUBSIDIARIES

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks which include changes in interest rates and changes in foreign currency exchange rates as measured against the U.S. dollar.

Interest Rate Risk. The carrying value of the Company's revolving credit lines and term loans approximate fair value. The term loans are primarily LIBOR-based borrowings and are re-priced approximately every month based on prevailing market rates. A 10% change in the interest rate on the term loans would have increased or decreased the first six months of 2001 interest expense by $0.2 million. The 10-1/4% Notes bear interest at a fixed rate and, therefore, are not sensitive to interest rate fluctuation. The fair value of the Company's $76.0 million in Notes based on quoted market prices on June 30, 2001 was approximately $62.3 million.

Foreign Currency Risk. The Company has subsidiaries in Italy and Brazil and branch offices in France and England, and therefore is exposed to changes in foreign currency exchange rates. Changes in exchange rates may positively or negatively affect the Company's sales, gross margins, and retained earnings. However, historically, these locations have contributed less than 15% of the Company's net sales and retained earnings, with most of these sales attributable to the Italian subsidiary. The Company also sells its products from the United States to foreign customers for payment in foreign currencies as well as dollars. Foreign currency exchange losses totaled $0.8 million and $0.1 million for the six months ended June 30, 2001 and June 30, 2000, respectively. A majority of the increase in 2001 is related to the Company's operations in Brazil. The Company does not hedge against foreign currency risk.

                     STANADYNE CORPORATION AND SUBSIDIARIES


PART II:  OTHER INFORMATION
ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K


a.       Exhibits:

                  3.1.1 Certificate of Amendment of Certificate of Incorporation of Stanadyne Automotive Corp.


                  10.1.5 Limited Waiver Regarding Stanadyne Corporation dated August 10, 2001 with respect to the Credit Agreement dated as of December 11, 1997, as amended, among Stanadyne Automotive Corp., SAC Automotive, Inc., the Lenders and Bank One, NA as administrative agent for Lenders


b.       No report on Form 8-K was filed during the quarter ended June 30, 2001.

                     STANADYNE CORPORATION AND SUBSIDIARIES


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Stanadyne Automotive Corp.
                                            --------------------------
                                                  (Registrant)

  Date:    August 14, 2001                  /s/ Stephen S. Langin
           ---------------                  ---------------------
                                            Stephen S. Langin
                                            Vice President and
                                              Chief Financial Officer

EXHIBIT INDEX:

                  3.1.1 Certificate of Amendment of Certificate of Incorporation of Stanadyne Automotive Corp.

                  10.1.5 Limited Waiver Regarding Stanadyne Corporation dated August 10, 2001 with respect to the Credit Agreement dated as of December 11, 1997, as amended, among Stanadyne Automotive Corp., SAC Automotive, Inc., the Lenders and Bank One, NA as administrative agent for Lenders