Form 10-Q
period 2001-09-30
STANADYNE AUTOMOTIVE CORP
filed 2001-11-13
CIK 1053439

                                   FORM 10 - Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from........................to........................

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

Yes [X]           No [ ]

The number of Common Shares of the Company, $0.01 per share par value, outstanding as of October 31, 2001 was 1,000.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


Part I   Financial Information

         Item 1      Financial Statements

                     Condensed Consolidated Balance Sheets as of September 30, 2001
                     (unaudited) and December 31, 2000................................................           3

                     Condensed Consolidated Statements of Operations for the three months ended
                     September 30, 2001 and 2000 (unaudited)..........................................           4

                     Condensed Consolidated Statements of Operations for the nine months ended
                     September 30, 2001 and 2000 (unaudited)..........................................           5

                     Condensed Consolidated Statements of Cash Flows for the nine
                     months ended September 30, 2001 and 2000 (unaudited).............................           6

                     Notes to Condensed Consolidated Financial Statements (unaudited).................       7-18


         Item 2      Management's Discussion and Analysis of Financial Condition
                     and Results of Operations........................................................      19-24


         Item 3      Quantitative and Qualitative Disclosures About Market Risk.......................         25


Part II  Other Information

         Item 6      Exhibits and Reports on Form 8-K.................................................         26

         Signature   .................................................................................         27

                     STANADYNE CORPORATION AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                  (UNAUDITED)
                                                                                  SEPTEMBER 30,     DECEMBER 31,
                                                                                      2001             2000
                                                                                  ------------      -----------
                      ASSETS
Current assets:
       Cash and cash equivalents                                                    $     933        $  13,647
       Accounts receivable, net of allowance for uncollectible
         accounts of $578 at September 30, 2001 and $500 at December 31, 2000          39,159           32,030
       Inventories                                                                     32,975           31,793
       Prepaid expenses and other current assets                                          922            1,635
       Deferred income taxes                                                            6,848            6,998
                                                                                    ---------        ---------
                            Total current assets                                       80,837           86,103

Property, plant and equipment, net                                                    111,330          110,965
Intangible and other assets, net                                                       79,459           82,963
Due from Stanadyne Automotive Holding Corp.                                             4,216            4,061
                                                                                    ---------        ---------
                            Total assets                                            $ 275,842        $ 284,092
                                                                                    =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                             $  19,327        $  17,291
       Accrued liabilities                                                             31,285           27,156
       Current maturities of long-term debt                                             6,796            6,765
       Current installments of capital lease obligations                                   95              471
                                                                                    ---------        ---------
                            Total current liabilities                                  57,503           51,683

Long-term debt, excluding current maturities                                          107,654          115,667
Deferred income taxes                                                                   1,921            5,304
Capital lease obligations, excluding current installments                                  --               41
Other noncurrent liabilities                                                           43,334           45,149
                                                                                    ---------        ---------
                            Total liabilities                                         210,412          217,844
                                                                                    ---------        ---------

Commitments and contingencies                                                              --               --

Stockholders' equity:
       Common stock                                                                        --               --
       Additional paid-in capital                                                      59,858           59,858
       Other accumulated comprehensive loss                                            (4,306)          (5,599)
       Retained earnings                                                                9,878           11,989
                                                                                    ---------        ---------
                            Total stockholders' equity                                 65,430           66,248
                                                                                    ---------        ---------
              Total liabilities and stockholders' equity                            $ 275,842        $ 284,092
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

                     STANADYNE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                  Three Months    Three Months
                                                      Ended           Ended
                                                  September 30,   September 30,
                                                      2001            2000
                                                  ------------    ------------
Net sales                                           $ 60,864        $ 68,179
Cost of goods sold                                    51,697          54,680
                                                    --------        --------

Gross profit                                           9,167          13,499

Selling, general and administrative expenses           7,752           7,760
Amortization of intangibles                            1,334           1,434
Management fees                                          275             275
                                                    --------        --------

Operating (loss) income                                 (194)          4,030

Interest, net                                          2,523           2,873
                                                    --------        --------

(Loss) income before income taxes (benefit)           (2,717)          1,157

Income taxes (benefit)                                  (396)            450
                                                    --------        --------

Net (loss) income                                   $ (2,321)       $    707
                                                    ========        ========

            See notes to condensed consolidated financial statements.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                     Nine Months    Nine Months
                                                        Ended          Ended
                                                    September 30,  September 30,
                                                        2001           2000
                                                    ------------   ------------
Net sales                                            $ 189,765      $ 231,825
Cost of goods sold                                     155,670        179,083
                                                     ---------      ---------

Gross profit                                            34,095         52,742

Selling, general and administrative expenses            23,775         25,038
Amortization of intangibles                              4,013          4,320
Management fees                                            825            825
                                                     ---------      ---------

Operating income                                         5,482         22,559

Interest, net                                            7,740          8,928
                                                     ---------      ---------
(Loss) income before income taxes (benefit)
   and extraordinary item                               (2,258)        13,631

Income taxes (benefit)                                    (147)         5,687
                                                     ---------      ---------

(Loss) income before extraordinary item                 (2,111)         7,944
Extraordinary gain related to early retirement of
   debt, net of tax expense of $634                         --            951
                                                     ---------      ---------

Net (loss) income                                    $  (2,111)     $   8,895
                                                     =========      =========


            See notes to condensed consolidated financial statements.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    Nine Months    Nine Months
                                                                       Ended          Ended
                                                                   September 30,   September 30,
                                                                       2001            2000
                                                                   ------------    ------------
Cash flows from operating activities:
    Net (loss) income                                                $ (2,111)       $  8,895
    Adjustments to reconcile net (loss) income to net
    cash provided by operating activities:
      Depreciation and amortization                                    15,831          15,975
      Extraordinary gain, net of applicable income taxes                   --            (951)
      Deferred income taxes (benefit)                                  (3,486)            902
      (Gain) loss on disposal of property, plant and equipment            (53)            381
      Changes in operating assets and liabilities                      (3,645)            730
                                                                     --------        --------
          Net cash provided by operating activities                     6,536          25,932
                                                                     --------        --------

Cash flows from investing activities:
    Capital expenditures                                              (11,677)         (5,528)
    Proceeds from disposal of property, plant and equipment                53              28
                                                                     --------        --------
          Net cash used in investing activities                       (11,624)         (5,500)
                                                                     --------        --------

Cash flows from financing activities:
    Net borrowings (payments) on revolving credit facilities            6,827          (1,743)
    Principal payments on long-term debt                              (14,815)        (12,920)
    Payments of capital lease obligations                                (431)           (629)
                                                                     --------        --------
          Net cash used in financing activities                        (8,419)        (15,292)
                                                                     --------        --------

Cash and cash equivalents:
    Net (decrease) increase in cash and cash equivalents              (13,507)          5,140
    Effect of exchange rate changes on cash                               793             119
    Cash and cash equivalents at beginning of period                   13,647           4,057
                                                                     --------        --------
    Cash and cash equivalents at end of period                       $    933        $  9,316
                                                                     ========        ========

            See notes to condensed consolidated financial statements.

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


(1)      SIGNIFICANT ACCOUNTING POLICIES

Description of Business. Stanadyne Corporation (the "Company"), formerly known as Stanadyne Automotive Corp., is a wholly-owned subsidiary of Stanadyne Automotive Holding Corp. ("Holdings"). Effective July 12, 2001 the Company changed its name to Stanadyne Corporation. A majority of the outstanding equity of Holdings is owned by American Industrial Partners Capital Fund II, L.P. ("AIP").

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all of the Company's wholly-owned subsidiaries:
Precision Engine Products Corp. ("PEPC"), Stanadyne, SpA ("SpA") (formerly Stanadyne Automotive SpA), Precision Engine Products LTDA ("PEPL") and Stanadyne Automotive Foreign Sales Corp. ("FSC"). Intercompany balances have been eliminated in consolidation.

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

Business Combinations and Goodwill and Other Intangible Assets. The Financial Accounting Standards Board has issued SFAS No. 141 "Business Combinations", SFAS No. 142 "Goodwill and Other Intangible Assets" and SFAS No 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 142 is effective for the Company beginning on January 1, 2002. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Bulletin ("APB") No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction". Along with establishing a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, this standard retains the basic provisions of APB30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity. SFAS No. 144 is effective for the fiscal years beginning after December 31, 2001. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its consolidated financial position and results of operations.

(2)      INVENTORIES

Components of inventory are as follows:

                                       As of                As of
                                 September 30, 2001    December 31, 2000
                                 ------------------    -----------------
         Raw materials                $ 1,899              $ 1,816
         Work-in-process               23,502               21,198
         Finished goods                 7,574                8,779
                                      -------              -------
                                      $32,975              $31,793
                                      =======              =======

(3)      INCOME TAXES

The Company's effective income tax rate was 6.5% for the first nine months of 2001, compared to 41.7% before the extraordinary gain for the first nine months in 2000. In 2001, the Company recorded $0.1 million of tax benefit on a pre-tax loss of $2.1 million. In 2000, the Company recorded $5.7 million of tax expense on a pre-tax income of $13.6 million. The Company received benefits from the FSC in both periods. The Company applies the annual tax rate to the quarterly earnings to provide consistent quarterly tax rates based on the estimated effective tax rate for the year. The lower tax rate for 2001 is the result of a combination of net income and losses at different tax rates of various foreign and domestic subsidiaries. To the extent there are differences between components of planned and actual net income, the effective tax rate for the year could change and, in turn, have an impact on future quarterly tax rates.

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


(4)      LONG-TERM DEBT

The Company had $76.0 million of Senior Subordinated Notes ("Notes") at an interest rate of 10.25% outstanding at September 30, 2001 and December 31, 2000. The Notes are due on December 15, 2007. In the first quarter of 2000, the Company retired $14.1 million in Notes at a discounted price of $11.5 million. As a result of the early retirement of the Notes, the Company realized a $1.0 million gain, net of income taxes and related unamortized debt issuance costs. The transactions were recorded as an extraordinary gain related to the early retirement of debt.

The Company had $31.6 million and $46.4 million in term loans (the "Term Loans") outstanding at September 30, 2001 and December 31, 2000, respectively, at various interest rates on September 30, 2001 ranging from 5.875% to 7.75%. The Company had $22.8 million and $26.6 million in revolving credit lines (the "Revolving Credit Lines") available for borrowings at September 30, 2001 and December 31, 2000, respectively. At September 30, 2001, $5.5 million was borrowed against the Revolving Credit Lines at an interest rate of 7.5%. The Term Loans and the Revolving Credit Lines are governed by a Credit Agreement dated December 11, 1997, as amended (the "Credit Agreement"). The Third Amendment to Credit Agreement, approved on August 24, 2001, increased the applicable margin borrowing rate and changed the quarterly financial performance covenants (see Exhibits). The Company was in compliance with these revised quarterly financial performance covenants as of the September 30, 2001 measurement date.

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

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


(6)      COMPREHENSIVE (LOSS) INCOME

The Company's comprehensive (loss) income for the three month and nine month periods ended September 30, 2001 and 2000 are as follows:

                                                           Three Months                  Nine Months
                                                        Ended September 30,           Ended September 30,
                                                        2001           2000           2001           2000
                                                      -------        -------        -------        -------
Net (loss) income                                     $(2,321)       $   707        $(2,111)       $ 8,895

Other comprehensive income (loss), net of tax:
       Foreign currency translation adjustments         1,553         (1,173)         1,293         (2,823)
                                                      -------        -------        -------        -------

Comprehensive (loss) income                           $  (768)       $  (466)       $  (818)       $ 6,072
                                                      =======        =======        =======        =======

(7)      SEGMENTS

The Company has two reportable segments, the Diesel Systems Group (the "Diesel Group") and Precision Engine Products ("Precision Engine"). The Diesel Group manufactures diesel fuel injection equipment including fuel pumps, injectors and filtration systems. This segment accounted for approximately 85% and 86% of the Company's revenues for the three months ended September 30, 2001 and 2000, respectively and approximately 85% and 84% of the Company's revenues for the nine months ended September 30, 2001 and 2000, respectively. Precision Engine manufactures roller-rocker arms, hydraulic valve lifters and lash adjusters for gasoline engines. Revenues for Precision Engine accounted for approximately 15% and 14% of total revenues for the three months ended September 30, 2001 and 2000, respectively and approximately 15% and 16% of total revenues for the nine months ended September 30, 2001 and 2000, respectively. The Company considers the Diesel Group and Precision Engine to be two distinct segments because the operating results of each are compiled, reviewed and managed separately. In addition, the products and services of each segment have an end use (diesel versus gasoline engines) which entails different engineering and marketing efforts. There were no inter-segment sales between the Diesel Group and Precision Engine for any of the periods presented.

The following summarizes key information used by the Company in evaluating the performance of each segment for the three months ended September 30, 2001 and 2000 and as of and for the nine months ended September 30, 2001 and 2000:

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


                                                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                                           ------------------------------------------------------------
                                            DIESEL           PRECISION
                                            GROUP              ENGINE        ELIMINATIONS       TOTALS
                                           ---------        ----------       ------------     ---------
Net sales                                  $ 51,755          $ 9,109          $  -            $ 60,864
Gross profit (loss)                          10,251           (1,084)            -               9,167
Depreciation and amortization
  expense                                     4,354              923             -               5,277
Operating income (loss)                       2,462           (2,656)            -                (194)
Net loss                                       (412)          (1,909)            -              (2,321)
Total capital expenditures                    5,241              770             -               6,011

                                                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                           ------------------------------------------------------------
                                            DIESEL           PRECISION
                                            GROUP             ENGINE         ELIMINATIONS       TOTALS
                                           ---------        ----------       ------------     ---------
Net sales                                  $ 58,529          $ 9,650         $   -            $ 68,179
Gross profit                                 12,836              663             -              13,499
Depreciation and amortization
  expense                                     4,366              889             -               5,255
Operating income (loss)                       4,723             (693)            -               4,030
Net income (loss)                             1,245             (538)            -                 707
Total capital expenditures                    1,982               68             -               2,050

                                            AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                           ------------------------------------------------------------
                                            DIESEL          PRECISION
                                            GROUP             ENGINE         ELIMINATIONS       TOTALS
                                           ---------        ----------       ------------     ---------
Net sales                                  $ 162,127        $ 27,638          $  -            $ 189,765
Gross profit (loss)                           35,034            (939)            -               34,095
Depreciation and amortization
  expense                                     13,061           2,770             -               15,831
Operating income (loss)                       10,995          (5,513)            -                5,482
Net income (loss)                              2,670          (4,781)            -               (2,111)
Total assets                                 246,388          47,375           (17,921)         275,842
Total capital expenditures                    10,449           1,228             -               11,677

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


                                            AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                           ------------------------------------------------------------
                                            DIESEL          PRECISION
                                            GROUP             ENGINE       ELIMINATIONS        TOTALS
                                           ---------        ----------     ------------      ---------
Net sales                                 $ 195,700         $ 36,125        $    -           $ 231,825
Gross profit                                 47,534            5,208             -              52,742
Depreciation and amortization
  expense                                    13,264            2,711             -              15,975
Operating income                             21,706              853             -              22,559
Net income (loss)                             9,636             (741)            -               8,895
Total assets                                263,765           48,603           (19,703)        292,665
Total capital expenditures                    5,146              382             -               5,528

(8)      RECENT DEVELOPMENTS

On July 5, 2001 the Company signed an agreement with Amalgamations Private Limited to form a new joint venture company in the state of Tamil Nadu, India. The joint venture will be named Stanadyne Amalgamations Private Limited ("SAPL") and will manufacture diesel fuel injection equipment for the domestic and export markets starting in 2003. The Diesel Group will hold a 51% controlling share of SAPL.

(9)      SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS

The Notes issued December 11, 1997 by the Company are guaranteed jointly, fully, severally and unconditionally by Precision Engine Products Corp. (the "Subsidiary Guarantor") on a subordinated basis and are not guaranteed by FSC, SpA, PEPL and SAPL (the "Non-Guarantor Subsidiaries").

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

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)


                                                                          Consolidating Condensed Balance Sheets
                                                                                   September 30, 2001
                                                         ---------------------------------------------------------------------------
                                                          Stanadyne                                                     Stanadyne
                                                         Corporation    Subsidiary    Non-Guarantor                    Corporation
                                                            Parent       Guarantor    Subsidiaries    Eliminations    & Subsidiaries
                                                         ---------------------------------------------------------------------------
ASSETS
Current assets:
           Cash and cash equivalents                      $     701      $      10      $     348      $    (126)       $     933
           Accounts receivable, net                          29,786          5,344          4,029             --           39,159
           Inventories                                       20,524          7,048          4,964            439           32,975
           Other current assets                               5,961            660          1,149             --            7,770
                                                         ---------------------------------------------------------------------------
           Total current assets                              56,972         13,062         10,490            313           80,837
Property, plant and equipment, net                           80,005         18,221         13,104             --          111,330
Intangible and other assets, net                             54,294         12,377         13,835         (1,047)(a)       79,459
Investment in subsidiaries                                   42,524         (2,605)            --        (39,919)(b)           --
Due from Stanadyne Automotive Holding Corp.                   4,216             --             --             --            4,216
                                                         ---------------------------------------------------------------------------
           Total assets                                   $ 238,011      $  41,055      $  37,429      $ (40,653)       $ 275,842
                                                         ===========================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
           Accounts payable and
             accrued liabilities                          $  38,781      $   7,766      $   4,061      $       4        $  50,612
           Current maturities of long-term
             debt and capital lease obligations               5,335             --          1,556             --            6,891
                                                         ---------------------------------------------------------------------------
           Total current liabilities                         44,116          7,766          5,617              4           57,503
Long-term debt                                              107,654             --             --             --          107,654
Other noncurrent liabilities                                 29,938         10,409          5,955         (1,047)(a)       45,255
Intercompany accounts                                       (13,434)         5,798          7,115            521               --
Stockholders' equity                                         69,737         17,082         18,742        (40,131)(b)       65,430
                                                         ---------------------------------------------------------------------------
           Total liabilities and stockholders' equity     $ 238,011      $  41,055      $  37,429      $ (40,653)       $ 275,842
                                                         ===========================================================================

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

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)


                                                                          Consolidating Condensed Balance Sheets
                                                                                     December 31, 2000
                                                         ---------------------------------------------------------------------------
                                                          Stanadyne                                                     Stanadyne
                                                         Corporation    Subsidiary   Non-Guarantor                     Corporation
                                                            Parent      Guarantor     Subsidiaries    Eliminations    & Subsidiaries
                                                         ---------------------------------------------------------------------------
ASSETS
Current assets:
           Cash and cash equivalents                     $  13,383      $      14      $      85       $     165        $  13,647
           Accounts receivable, net                         25,094          3,537          3,399              --           32,030
           Inventories                                      20,081          7,869          3,948            (105)          31,793
           Other current assets                              5,815          1,584          1,234              --            8,633
                                                         ---------------------------------------------------------------------------
           Total current assets                             64,373         13,004          8,666              60           86,103
Property, plant and equipment, net                          79,212         19,141         12,612              --          110,965
Intangible and other assets, net                            57,499         12,964         13,017            (517) (a)      82,963
Investment in subsidiaries                                  42,742         (1,111)            --         (41,631) (b)          --
Due from Stanadyne Automotive Holding Corp.                  4,061             --             --              --            4,061
                                                         ---------------------------------------------------------------------------
           Total assets                                  $ 247,887      $  43,998      $  34,295       $ (42,088)       $ 284,092
                                                         ===========================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
           Accounts payable and
             accrued liabilities                         $  34,686      $   5,231      $   4,530       $      --        $  44,447
           Current maturities of long-term
             debt and capital lease obligations              6,662             --            574              --            7,236
                                                         ---------------------------------------------------------------------------
           Total current liabilities                        41,348          5,231          5,104              --           51,683
Long-term debt and capital lease obligations               115,667             --             41              --          115,708
Other noncurrent liabilities                                33,779         11,508          5,683            (517) (a)      50,453
Intercompany accounts                                      (14,926)         7,909          6,616             401               --
Stockholders' equity                                        72,019         19,350         16,851         (41,972) (b)      66,248
                                                         ---------------------------------------------------------------------------
           Total liabilities and stockholders' equity    $ 247,887      $  43,998      $  34,295       $ (42,088)       $ 284,092
                                                         ===========================================================================

         (a) Reclassification of Non-Guarantor deferred tax asset to consolidate net deferred tax liability

         (b)      Elimination of investments in subsidiaries of the Parent.

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                         Consolidating Condensed Statements of Operations
                                                                              Three Months Ended September 30, 2001
                                                         ---------------------------------------------------------------------------
                                                          Stanadyne                                                     Stanadyne
                                                         Corporation   Subsidiary   Non-Guarantor                      Corporation
                                                            Parent     Guarantor     Subsidiaries   Eliminations      & Subsidiaries
                                                         ---------------------------------------------------------------------------
Net sales                                                  $ 48,288     $  8,924      $  5,363      $ (1,711) (a)        $ 60,864
Cost of goods sold                                           38,252        9,730         5,488        (1,773) (a)(b)       51,697
                                                         ---------------------------------------------------------------------------
           Gross profit (loss)                               10,036         (806)         (125)           62                9,167
Selling, general, administrative and
  other operating expenses                                    7,495        1,153           713            --                9,361
Intercompany FSC commissions                                    855           17          (872)           --                   --
                                                         ---------------------------------------------------------------------------
           Operating income (loss)                            1,686       (1,976)           34            62                 (194)
Interest, net                                                 1,982          135           364            42 (b)            2,523
                                                         ---------------------------------------------------------------------------
           Loss before income
             taxes (benefit)                                   (296)      (2,111)         (330)           20               (2,717)
Income taxes (benefit)                                          389         (732)          (53)           --                 (396)
                                                         ---------------------------------------------------------------------------
           Net loss                                        $   (685)    $ (1,379)     $   (277)     $     20             $ (2,321)
                                                         ===========================================================================

                                                                       Consolidating Condensed Statements of Operations
                                                                             Three Months Ended September 30, 2000
                                                         ---------------------------------------------------------------------------
                                                          Stanadyne                                                     Stanadyne
                                                         Corporation   Subsidiary   Non-Guarantor                      Corporation
                                                            Parent     Guarantor     Subsidiaries   Eliminations      & Subsidiaries
                                                         ---------------------------------------------------------------------------
Net sales                                                  $54,202      $ 9,706        $ 4,399      $  (128) (a)        $68,179
Cost of goods sold                                          41,953        9,065          3,842         (180) (a)         54,680
                                                         ---------------------------------------------------------------------------
           Gross profit                                     12,249          641            557           52              13,499
Selling, general, administrative and
  other operating expenses                                   7,790        1,097            622          (40) (b)          9,469
Intercompany FSC commissions                                   934           34           (968)          --                  --
                                                         ---------------------------------------------------------------------------
           Operating income (loss)                           3,525         (490)           903           92               4,030
Interest, net                                                2,422           41            369           41 (b)           2,873
                                                         ---------------------------------------------------------------------------
           Income (loss) before income
             taxes (benefit)                                 1,103         (531)           534           51               1,157
Income taxes (benefit)                                         604         (183)            29           --                 450
                                                         ---------------------------------------------------------------------------
           Net income (loss)                               $   499      $  (348)       $   505      $    51             $   707
                                                         ===========================================================================

(a)      Elimination of intercompany sales and cost of goods sold.

(b)      Elimination of intercompany lease activity between PEPC and PEPL.

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                      Consolidating Condensed Statements of Operations
                                                                             Nine Months Ended September 30, 2001
                                                         ---------------------------------------------------------------------------
                                                          Stanadyne                                                     Stanadyne
                                                         Corporation   Subsidiary   Non-Guarantor                      Corporation
                                                            Parent     Guarantor     Subsidiaries   Eliminations      & Subsidiaries
                                                         ---------------------------------------------------------------------------
Net sales                                                $ 150,658     $  28,503      $  14,393     $  (3,789) (a)      $ 189,765
Cost of goods sold                                         116,332        28,659         14,604        (3,925) (a)(b)     155,670
                                                         ---------------------------------------------------------------------------
           Gross profit (loss)                              34,326          (156)          (211)          136              34,095
Selling, general, administrative and
  other operating expenses                                  22,978         3,383          2,264           (12) (b)         28,613
Intercompany FSC commissions                                 2,565            52         (2,617)           --                  --
                                                         ---------------------------------------------------------------------------
           Operating income (loss)                           8,783        (3,591)           142           148               5,482
Interest, net                                                6,097           441          1,093           109 (b)           7,740
                                                         ---------------------------------------------------------------------------
           Income (loss) before income
             taxes (benefit)                                 2,686        (4,032)          (951)           39              (2,258)
Income taxes (benefit)                                         499          (745)            99            --                (147)
                                                         ---------------------------------------------------------------------------
           Net income (loss)                             $   2,187     $  (3,287)     $  (1,050)    $      39           $  (2,111)
                                                         ===========================================================================

                                                                         Consolidating Condensed Statements of Operations
                                                                              Nine Months Ended September 30, 2000
                                                         ---------------------------------------------------------------------------
                                                          Stanadyne                                                     Stanadyne
                                                         Corporation   Subsidiary   Non-Guarantor                      Corporation
                                                            Parent     Guarantor     Subsidiaries   Eliminations      & Subsidiaries
                                                         ---------------------------------------------------------------------------
Net sales                                                  $180,401     $ 36,217      $ 15,546      $   (339) (a)        $231,825
Cost of goods sold                                          135,082       31,031        13,321          (351) (a)         179,083
                                                         ---------------------------------------------------------------------------
           Gross profit                                      45,319        5,186         2,225            12               52,742
Selling, general, administrative and
  other operating expenses                                   25,004        3,587         1,717          (125) (b)          30,183
Intercompany FSC commissions                                  3,047          211        (3,258)           --                   --
                                                         ---------------------------------------------------------------------------
           Operating income                                  17,268        1,388         3,766           137               22,559
Interest, net                                                 7,398          274         1,131           125 (b)            8,928
                                                         ---------------------------------------------------------------------------
           Income before income taxes
             and extraordinary item                           9,870        1,114         2,635            12               13,631
Income taxes                                                  3,129        1,337         1,221            --                5,687
                                                         ---------------------------------------------------------------------------
           Income (loss) before
             extraordinary item                               6,741         (223)        1,414            12                7,944
Extraordinary gain, net                                         951           --            --            --                  951
                                                         ---------------------------------------------------------------------------
           Net income (loss)                               $  7,692     $   (223)     $  1,414      $     12             $  8,895
                                                         ===========================================================================

(a)      Elimination of intercompany sales and cost of goods sold.

(b)      Elimination of intercompany lease activity between PEPC and PEPL.

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)


                                                                     Consolidating Condensed Statements of Cash Flows
                                                                          Nine Months Ended September 30, 2001
                                                     -------------------------------------------------------------------------------
                                                      Stanadyne                                                        Stanadyne
                                                     Corporation     Subsidiary     Non-Guarantor                     Corporation
                                                        Parent       Guarantor       Subsidiaries    Eliminations   & Subsidiaries
                                                     -------------------------------------------------------------------------------
Cash flows from operating activities:
           Net income (loss)                          $  2,187        $ (3,287)       $ (1,050)       $     39        $ (2,111)
           Adjustments to reconcile net income
             (loss) to net cash provided by
             operating activities:
                Depreciation and amortization           12,055           2,744           1,032              --          15,831
                Other adjustments                       (2,499)           (482)           (558)             --          (3,539)
                Changes in operating assets and
                  liabilities                           (5,445)          2,240             717          (1,157)         (3,645)
                                                     -------------------------------------------------------------------------------
                Net cash provided by
                  operating activities                   6,298           1,215             141          (1,118)          6,536
                                                     -------------------------------------------------------------------------------

Cash flows from investing activities:
           Capital expenditures                        (10,075)         (1,219)           (774)            391         (11,677)
           Proceeds from disposal of property,
              plant and equipment                          436              --               8            (391)             53
                                                     -------------------------------------------------------------------------------
                Net cash used in
                  investing activities                  (9,639)         (1,219)           (766)             --         (11,624)
                                                     -------------------------------------------------------------------------------

Cash flows from financing activities:
           Net change in debt                           (9,340)             --             921              --          (8,419)
                                                     -------------------------------------------------------------------------------
                Net cash (used in) provided by
                  financing activities                  (9,340)             --             921              --          (8,419)
                                                     -------------------------------------------------------------------------------

Net (decrease) increase in cash and
  cash equivalents                                     (12,681)             (4)            296          (1,118)        (13,507)
Effect of exchange rate changes on cash                     (1)             --             (33)            827             793
Cash and cash equivalents at
  beginning of period                                   13,383              14              85             165          13,647
                                                     -------------------------------------------------------------------------------
Cash and cash equivalents at
  end of period                                       $    701        $     10        $    348        $   (126)       $    933
                                                     ===============================================================================

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONCLUDED)

                                                                    Consolidating Condensed Statements of Cash Flows
                                                                         Nine Months Ended September 30, 2000
                                                     -------------------------------------------------------------------------------
                                                      Stanadyne                                                        Stanadyne
                                                     Corporation     Subsidiary     Non-Guarantor                     Corporation
                                                       Parent        Guarantor       Subsidiaries    Eliminations   & Subsidiaries
                                                     -------------------------------------------------------------------------------
Cash flows from operating activities:
           Net income (loss)                          $  7,692        $   (223)       $  1,414        $     12         $  8,895
           Adjustments to reconcile net income
             (loss) to net cash provided by
             operating activities:
                Depreciation and amortization           12,258           2,687           1,030              --           15,975
                Extraordinary gain                        (951)             --              --              --             (951)
                Other adjustments                        1,140            (272)            415              --            1,283
                Changes in operating assets and
                  liabilities                            2,713          (1,948)           (115)             80              730
                                                     -------------------------------------------------------------------------------
                Net cash provided by
                  operating activities                  22,852             244           2,744              92           25,932
                                                     -------------------------------------------------------------------------------

Cash flows from investing activities:
           Capital expenditures                         (4,702)           (233)           (593)             --           (5,528)
           Proceeds from disposal of property,
              plant and equipment                           26              --               2              --               28
                                                     -------------------------------------------------------------------------------
                Net cash used in
                  investing activities                  (4,676)           (233)           (591)             --           (5,500)
                                                     -------------------------------------------------------------------------------

Cash flows from financing activities:
           Net change in debt                          (13,094)             --          (2,198)             --          (15,292)
                                                     -------------------------------------------------------------------------------
                Net cash used in
                  financing activities                 (13,094)             --          (2,198)             --          (15,292)
                                                     -------------------------------------------------------------------------------

Net increase (decrease) in cash and
  cash equivalents                                       5,082              11             (45)             92            5,140
Effect of exchange rate changes on cash                     (2)             --              11             110              119
Cash and cash equivalents at
  beginning of period                                    3,760               2             184             111            4,057
                                                     -------------------------------------------------------------------------------
Cash and cash equivalents at
  end of period                                       $  8,840        $     13        $    150        $    313         $  9,316
                                                     ===============================================================================

                     STANADYNE CORPORATION AND SUBSIDIARIES



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

A continued weak economy and the resulting negative impact on demand for the Company's products generated financial results in the third quarter of 2001 that were relatively unchanged from the first half of the year. A third quarter comparison to the same period a year ago, shows a 10.7% reduction in net sales, with Diesel Group sales down 11.6% and Precision Engine sales down 5.6%. Lower business levels in the Diesel Group involved all of the major product lines and customers. Diesel Group activities during the third quarter included preparations for production in early 2002 of non-proprietary products in the new Precision Components & Assembly ("PCA") product line. Business in the Precision Engine segment continued to be impacted by lower customer demand for DaimlerChrysler ("DCX") vehicles equipped with the Company's products. Customer demand for the remainder of the year in both segments appears to be flat.

With operating income in the first nine months of 2001 down $17.1 million or 75.7% from the same period a year ago, the Company was not in compliance with certain financial covenants of the Credit Agreement and obtained a waiver from the bank group. The Third Amendment to the Credit Agreement, approved on August 24, 2001, revised borrowing rates and quarterly financial performance covenants (see Exhibits).

(2)   BASIS OF PRESENTATION

The following table displays unaudited performance details for the periods shown. Net sales, cost of goods sold, gross profit, selling, general and administrative expense ("SG&A"), amortization of intangibles, management fees, operating (loss) income and net (loss) income of the Company are presented in thousands of dollars and as a percentage of net sales.

                                  Three Months Ended September 30,        Nine Months Ended September 30,
                                      2001                2000                2001                 2000
                                   $        %           $       %         $         %          $        %
                                ------    -----      ------   -----    -------    -----     -------   -----
Net sales ....................  60,864    100.0      68,179   100.0    189,765    100.0     231,825   100.0
Cost of goods sold ...........  51,697     84.9      54,680    80.2    155,670     82.0     179,083    77.2
Gross profit .................   9,167     15.1      13,499    19.8     34,095     18.0      52,742    22.8
SG&A .........................   7,752     12.7       7,760    11.4     23,775     12.5      25,038    10.8
Amortization of intangibles ..   1,334      2.2       1,434     2.1      4,013      2.1       4,320     1.9
Management fees ..............     275      0.5         275     0.4        825      0.4         825     0.4
Operating (loss) income ......    (194)    (0.3)      4,030     5.9      5,482      2.9      22,559     9.7
Net (loss) income ............  (2,321)    (3.8)        707     1.0     (2,111)    (1.1)      8,895     3.8

                     STANADYNE CORPORATION AND SUBSIDIARIES



COMPARISON OF RESULTS OF OPERATIONS:

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Net Sales. Net sales for the third quarter of 2001 totaled $60.9 million and were 10.7% lower than the $68.2 million reported in the same period last year. This decrease occurred in both segments with sales in the Diesel Group down $6.8 million or 11.6% and Precision Engine sales down $0.5 million or 5.6%. The change in Diesel Group sales was due primarily to continued soft demand in the agricultural and industrial product markets. The quarterly decline in Precision Engine was primarily due to $2.3 million lower sales in the US to DCX associated with reduced vehicle sales, partially offset by new sales in Brazil to TRITEC Motors Ltda of $1.8 million.

Gross Profit. Due primarily to the substantially lower sales volumes, gross profit for the third quarter of 2001 decreased to $9.2 million from $13.5 million for the same period in 2000. Lower sales volumes in the Diesel Group resulted in gross profits as a percentage of net sales of 19.8% as compared to 21.9% for the same period last year. Start up costs for the Diesel Group's new PCA product line impacted gross margins in the third quarter of 2001 by $0.5 million. Third quarter gross profit as a percentage of net sales in Precision Engine was (11.9%) as compared to 6.9% in the third quarter of 2000. Significantly reduced sales volumes from DCX and the resulting production inefficiencies were the primary causes for this result.

SG&A. SG&A totaled $7.8 million for each of the third quarters of 2001 and 2000, with little change in the year-to-year results in both segments. SG&A increased as a percentage of net sales to 12.7% from 11.4%. Diesel Group SG&A costs included $0.6 million of Enterprise Resource Planning ("ERP") implementation expense as the Company prepares for a system launch in early 2002. SG&A results as a percentage of net sales in Precision Engine were higher than the third quarter of 2000 due to $0.4 million of 2001 foreign exchange losses on operations in Brazil.

Amortization of Intangibles. Amortization of intangible assets decreased to $1.3 million in the third quarter of 2001 from $1.4 million in the third quarter of 2000. Goodwill amortization in both third quarters was $0.5 million.

Operating (Loss) Income. Operating loss for the third quarter of 2001 totaled $0.2 million versus operating income of $4.0 million in the third quarter of 2000, representing a decrease of $4.2 million. As a percentage of net sales, operating income decreased to (0.3%) from 5.9%. The change was due primarily to lower sales and the resulting impact on gross profits in both segments.

Net (Loss) Income. Net losses in the third quarter of 2001 totaled $2.3 million versus net income of $0.7 million for the same period in 2000. Operating income in 2001 was lower by $4.2 million and combined with $0.4 million in lower interest expense, due to less debt and lower

                     STANADYNE CORPORATION AND SUBSIDIARIES



interest rates, and the resulting $0.8 million reduction in income taxes to produce the overall result.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Net Sales. Net sales for the first nine months of 2001 totaled $189.8 million and were 18.1% lower than the $231.8 million reported for the comparable period of 2000. This decrease was traceable to lower sales in both segments, with the Diesel Group down $33.6 million or 17.2% and Precision Engine sales down $8.5 million or 23.5%. The change in Diesel Group sales was due primarily to the general economic downturn and its resulting impact on business in the agricultural and industrial markets. Two OEM programs concluded in the third quarter of last year account for a $13.8 million year-to-year reduction in Diesel Group business. The decline in Precision Engine sales was primarily caused by $8.8 million lower sales to DCX, associated with reduced vehicle sales, partially offset by new sales to TRITEC Motors Ltda of $2.6 million.

Gross Profit. Gross profit for the first nine months of 2001 decreased to $34.1 million from $52.7 million for the same period in 2000 and decreased as a percentage of net sales to 18.0% from 22.8%. The reduction in gross profits was primarily due to lower sales volumes in both segments. Gross profit as a percentage of net sales in the Diesel Group for the first nine months managed to achieve a 21.6% result as compared to 24.3% in the same period last year. Gross profit results for the first nine months as a percentage of net sales in Precision Engine were (3.4%) as compared to 14.4% in the comparable period of 2000, with the majority of this change due to lower earnings on reduced sales volumes from DCX as described above.

SG&A. SG&A for the first nine months of 2001 decreased to $23.8 million from $25.0 million for the same period in 2000 and increased as a percentage of net sales to 12.5% from 10.8%. SG&A for the Diesel Group as a percentage of net sales was 12.3% as compared to 11.1% in the first nine months of last year due primarily due to lower sales and higher costs of $0.7 million in 2000 associated with an unsuccessful union organizing effort, lower bonus expenses on lower earnings in 2001 and $0.6 million of ERP implementation expense in 2001. SG&A for the first nine months as a percentage of net sales in Precision Engine was 13.7% as compared to 9.3% in the comparable period of 2000 due to lower sales and $1.0 million foreign exchange losses on operations in Brazil.

Amortization of Intangibles. Amortization of intangible assets decreased to $4.0 million in the first nine months of 2001 from $4.3 million in the first nine months of 2000. Goodwill amortization in both nine-month periods was $1.4 million.

Operating Income. Operating income for the first nine months of 2001 totaled $5.5 million versus $22.6 million in 2000, representing a decrease of $17.1 million or 75.7%. As a percentage of net sales, operating income decreased to 2.9% from 9.7%. The change was due primarily to lower sales and the resulting reduction in gross profits in both segments, partially offset by lower SG&A expenses.

                     STANADYNE CORPORATION AND SUBSIDIARIES



Net (Loss) Income. Net losses for the first nine months of 2001 totaled $2.1 million versus net income of $8.9 million for the same period in 2000. Operating income in 2001 was lower by $17.1 million and combined with $1.2 million in lower interest expense, due to less debt and lower interest rates, and the resulting $5.8 million reduction in income taxes to produce the overall result. Net income for the first nine months of 2000 reflected a $1.0 million extraordinary gain, net of taxes, on the early retirement of $14.1 million of Notes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are cash flows from operations supplemented by a revolving credit facility under which $22.8 million was available for borrowings as of September 30, 2001. The Company occasionally utilizes capital leasing and, for its Italian subsidiary, SpA, maintains overdraft facilities with local financial institutions. As of September 30, 2001, there were borrowings of $31.6 million under the Term Loans and $5.5 million under the Revolving Credit Lines. The Company met all financial covenants set forth in the amended Credit Agreement for the September 30, 2001 measurement date.

Cash Flows From Operating Activities. Despite the downturn in business levels, the Company maintained $6.5 million in positive cash flows from operations for the nine months ended September 30, 2001. The cash flows from operations, other than changes in operating assets and liabilities, in 2001 totaled $10.2 million, or $15.0 million less than the $25.2 million reported in 2000. This reduction was due mainly to $11.0 million less net income and $4.4 million less deferred taxes in the first nine months of 2001. Net operating asset and liability accounts increased by $3.6 million during the nine months ended September 30, 2001 compared to a reduction of $0.7 million for the first nine months of 2000. Contributing to the change in operating assets and liabilities for the first nine months of 2001 compared to the first nine months of 2000 were increases in accounts receivable of $6.6 million, inventory of $2.8 million and accounts payable of $4.5 million. The levels of accounts receivable for DCX at September 30, 2001 were $1.3 million higher than the prior year-end when sales were at a low point. Accounts receivable at September 30, 2001 were also higher than the prior year-end by $5.1 million for past due amounts from a major customer in the Diesel Group.

Cash Flows From Investing Activities. The Company's capital expenditures for the first nine months of 2001 were $11.7 million compared to $5.5 million for the same period of 2000. Capital expenditures for 2001 included $3.5 million for computer hardware and software needed to support the Company's ERP program and $0.8 million for the PCA program. The balance of the first nine months capital expenditures were associated with cost reduction, quality enhancement efforts and general maintenance projects. Expenditures in 2000 included amounts primarily for cost reduction programs in the Diesel Group and general maintenance projects to existing facilities.

                     STANADYNE CORPORATION AND SUBSIDIARIES



Cash Flows From Financing Activities. Cash flows from financing activities for the nine months ended September 30, 2001 resulted in a net reduction in cash of $8.4 million. Principal payments of long-term debt totaled $14.8 million, inclusive of a $10.0 million prepayment associated with the Third Amendment to the Credit Agreement (see Exhibits). As of September 30, 2001 there was $5.5 million in borrowings under the revolving credit facility. Overdraft borrowings of Stanadyne Automotive, SpA increased $1.3 million. Scheduled payments of capital lease obligations totaled $0.4 million in the first nine months of 2001.

(3)   NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board has issued SFAS No. 141 "Business Combinations", SFAS No. 142 "Goodwill and Other Intangible Assets" and SFAS No 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 142 is effective for the Company beginning on January 1, 2002. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Bulletin ("APB") No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction". Along with establishing a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, this standard retains the basic provisions of APB30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity. SFAS No. 144 is effective for the fiscal years beginning after December 31, 2001. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its consolidated financial position and results of operations.

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

                     STANADYNE CORPORATION AND SUBSIDIARIES



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

Interest Rate Risk. The carrying value of the Company's revolving credit lines and term loans approximate fair value. The term loans are primarily LIBOR-based borrowings and are re-priced approximately every month based on prevailing market rates. A 10% change in the interest rate on the term loans would have increased or decreased the first nine months of 2001 interest expense by $0.3 million. The 10-1/4% Notes bear interest at a fixed rate and, therefore, are not sensitive to interest rate fluctuation. The fair value of the Company's $76.0 million in Notes based on quoted market prices on September 30, 2001 was approximately $57.0 million.

Foreign Currency Risk. The Company has subsidiaries in Italy and Brazil and branch offices in France and England, and therefore is exposed to changes in foreign currency exchange rates. Changes in exchange rates may positively or negatively affect the Company's sales, gross margins, and retained earnings. However, historically, these locations have contributed less than 15% of the Company's net sales and retained earnings, with most of these sales attributable to the Italian and Brazilian subsidiaries. The Company also sells its products from the United States to foreign customers for payment in foreign currencies as well as dollars. Foreign currency exchange losses totaled $1.0 million and $0.2 million for the nine months ended September 30, 2001 and 2000, respectively. A majority of the increase in 2001 is related to the Company's operations in Brazil. The Company does not hedge against foreign currency risk.

                     STANADYNE CORPORATION AND SUBSIDIARIES



PART II: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

      a.    Exhibits:

                  10.1.6 Third Amendment to Credit Agreement dated August 24, 2001 to amend the Credit Agreement dated as of December 11,1997, as amended, among Stanadyne Corporation, SAC Automotive, Inc., the Lenders and Bank One, NA as administrative agent for Lenders

      b. No report on Form 8-K was filed during the quarter ended September 30, 2001.

                     STANADYNE CORPORATION AND SUBSIDIARIES



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Stanadyne Corporation
                                                        (Registrant)

Date: November 13, 2001                          /s/ Stephen S. Langin
                                                 -------------------------------
                                                 Stephen S. Langin
                                                 Vice President and
                                                 Chief Financial Officer

EXHIBIT INDEX:

         10.1.6 Third Amendment to Credit Agreement dated August 24, 2001 to amend the Credit Agreement dated as of December 11,1997, as amended, among Stanadyne Corporation, SAC Automotive, Inc., the Lenders and Bank One, NA as administrative agent for Lenders