Form 10-K
period 2001-12-31
STANADYNE AUTOMOTIVE CORP
filed 2002-03-28
CIK 1053439

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2001

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                        Commission File Number 333-45823

                              STANADYNE CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                     22-2940378
----------------------------------------    ------------------------------------
  (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)

92 Deerfield Road, Windsor, Connecticut                  06095-4209
----------------------------------------    ------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number including area code (860) 525-0821

                            STANADYNE AUTOMOTIVE CORP
                            -------------------------
                           (Former name of registrant)

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

Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of December 31, 2001, there was no established public trading market for the shares of the Registrant's common stock and no shares of common stock were held by non-affiliates of the Registrant.

The number of Common Shares of the Company, $0.01 per share par value, outstanding as of March 1, 2002 was 1,000.

                   DOCUMENTS INCORPORATED BY REFERENCE - None

                              STANADYNE CORPORATION

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                            PAGE
PART I:
        ITEM  1.  Business .............................................................       3
        ITEM  2.  Properties ...........................................................       9
        ITEM  3.  Legal Proceedings ....................................................       9
        ITEM  4.  Submission of Matters to a Vote of Security Holders ..................       9

PART II:
        ITEM  5.  Market for the Registrant's Common Equity and Related Stockholder
                  Matters ..............................................................      10
        ITEM  6.  Selected Financial Data ..............................................      10
        ITEM  7.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations ................................................      12
        ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk ...........      18
        ITEM  8.  Financial Statements and Supplementary Data ..........................      19
        ITEM  9.  Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure .............................................      20

PART III:
        ITEM 10.  Directors and Executive Officers of the Registrant ...................      21
        ITEM 11.  Executive Compensation ...............................................      24
        ITEM 12.  Security Ownership of Certain Beneficial Owners and Management .......      29
        ITEM 13.  Certain Relationships and Related Transactions .......................      31

PART IV:
        ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K .....      32
        Signatures .....................................................................      35

                                     PART I

ITEM 1. BUSINESS

GENERAL

Stanadyne Corporation ("Stanadyne" or the "Company"), formerly known as Stanadyne Automotive Corp., is a designer and manufacturer of highly engineered, precision manufactured engine components, including fuel injection equipment for diesel engines and hydraulic lash compensating devices primarily for gasoline engines (the latter commonly known as "hydraulic valve lifters"). With over 100 years of machining experience and over 50 years as a supplier of diesel fuel injection equipment and hydraulic lash devices, Stanadyne's core competencies in product design, precision machining, and the assembly and testing of complex components have earned the Company a reputation for innovative, high quality products. The Company possesses an extremely broad range of manufacturing technology and know-how and is capable of high-volume production runs, machining high-quality components within tolerances of 20 millionths of an inch on a cost effective basis.

The Company sells engine components to original equipment manufacturers ("OEMs") in a variety of applications, including automobiles, light duty trucks, agricultural and construction vehicles and equipment, industrial products and marine equipment. The Company also sells replacement units and parts through its aftermarket distribution network. The Company conducts its business through two principal operating segments: the Diesel Group, which accounted for 85% of the Company's 2001 net sales, and Precision Engine Products Corp. ("Precision Engine"), a wholly-owned subsidiary, which accounted for 15% of the Company's 2001 net sales. Additional segment information can be found in Notes 17 and 18 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.

The Company is a wholly-owned subsidiary of Stanadyne Automotive Holding Corp. ("Holdings"). The Company and Holdings were formed by American Industrial Partners Capital Fund II, L.P. ("AIP") upon the purchase of Stanadyne Automotive Corp. and Subsidiaries (the "Predecessor") from Metromedia Company (the "Sellers") on December 11, 1997 (the "Acquisition").

THE DIESEL GROUP

The Diesel Group is one of only four independent worldwide manufacturers selling to the geographic areas in which the Company competes. Net sales for the Diesel Group were $216.2 million, $248.4 million and $231.0 million for 2001, 2000 and 1999, respectively. Operating income for the Diesel Group was $15.0 million, $23.9 million and $17.7 million for 2001, 2000 and 1999, respectively. Total assets of the Diesel Group were $241.1 million, $257.4 million and $270.5 million at December 31, 2001, 2000 and 1999, respectively.

PRODUCTS

The Diesel Group produces fuel injection equipment for diesel engines of up to 250 horsepower, an engine range comprising approximately 90% of all diesel engines produced worldwide. The Diesel Group sells its fuel injection products to its customers on an individual component basis or by complete line. The primary focus of the Diesel Group is on the off highway agricultural and industrial segment of the market. Fuel pumps and injectors, the Diesel Group's primary products, are the most highly engineered, precision manufactured components on a diesel engine and comprise the core components of a diesel engine's fuel system. Because fuel system components are so elemental to the proper functioning and optimal performance of a diesel engine, they are essentially custom engineered for a specific engine platform. As a result, the Company typically supplies these components on a sole source basis for the life of engine platforms. The Diesel Group also manufactures diesel fuel filters, fuel heaters and water separators, oil pumps and other precision manufactured components and distributes diesel fuel conditioners, stabilizers and diesel engine diagnostic equipment.

CUSTOMERS

The Diesel Group's primary customers are OEMs of diesel engines. The Diesel Group's four largest customers, Deere & Company ("Deere"), General Motors Corporation ("GM"), Perkins Engines Company Limited, and Ford Motor Company ("Ford), accounted for approximately $136.5 million, or approximately 63.1% of the Diesel Group's net sales. The Diesel Group had two customers that accounted for more than 10% of 2001 net sales: Deere accounted for 26.2% and GM accounted for 23.2% of the Diesel Group's 2001 net sales.

The Diesel Group supports the servicing of the engine and its own products through sales of aftermarket units and parts to the service organizations of its OEM customers and through its own global network of authorized distributors and dealers.

INDIA BUSINESS STATUS

On October 22, 2001, the Company formed a joint venture with Amalgamations Private Limited to form a new company in the state of Tamil Nadu, India. The joint venture is named Stanadyne Amalgamations Private Limited ("SAPL") and will manufacture diesel fuel injection equipment for the domestic and export markets starting in 2003. The Diesel Group holds a 51% controlling share of SAPL.

PLANT CLOSING

On September 9, 1998, the Company announced the closure of its manufacturing facility in Bari, Italy. The Bari plant was part of a wholly-owned subsidiary, Stanadyne, SpA ("SpA"), which is headquartered in Brescia, Italy. This action was taken because of continuing financial losses at Bari resulting from worldwide excess manufacturing capacity for the types of diesel fuel injectors produced there. The cost of closing the operation resulted in a charge to 1998 earnings of $4.2 million. The Company favorably concluded the major cost elements of the plant closure in the third quarter of 1999 and as a result recorded a $1.9 million savings, primarily as a result of lower severance costs, to the reserve established in 1998.

PRECISION ENGINE

Precision Engine is a major independent (non-captive) manufacturer of hydraulic valve lifters primarily for gasoline engines. Net sales for Precision Engine were $38.2 million, $44.0 million and $50.5 million for 2001, 2000 and 1999, respectively. Operating (loss) income for Precision Engine was $(5.9) million, $0.0 million and $4.2 million for 2001, 2000 and 1999, respectively.

Total assets of Precision Engine were $48.5 million, $46.0 million and $53.6 million at December 31, 2001, 2000 and 1999, respectively.

PRODUCTS

Precision Engine designs and manufactures four types of hydraulic valve lifters: roller rocker arm assemblies, lash adjusters, roller valve lifters and slipper valve lifters. These products convert the rotary motion of a camshaft into a reciprocating motion and allow for the adjustment of lash (clearance) as valves are opened and closed in the cylinder head of an engine. Roller rocker arms accounted for 63.1% of Precision Engine's 2001 net sales.

CUSTOMERS

Precision Engine's primary customers are OEMs. DaimlerChrysler Corp. ("DCX"), Ford and Tritec Motors LTDA. ("Tritec") accounted for 49.4%, 14.3% and 14.0%, respectively, of Precision Engine's 2001 net sales. Precision Engine also sells to several companies for distribution into the aftermarket.

BRAZIL BUSINESS STATUS

Precision Engine was selected in 1997 as the sole supplier of roller rocker arm assemblies for use on an engine to be manufactured in Brazil by Tritec, a Brazilian joint venture company formed by DCX and BMW AG. To support this new business opportunity, Precision Engine established a new subsidiary in Brazil, Precision Engine Products LTDA. ("PEPL"), on October 16, 1998. This limited liability company manufactures, assembles and tests roller rocker arm assemblies for supply to Tritec. Investment in PEPL began in the first quarter of 1999. Limited production at PEPL began in the fourth quarter of 2000, with a ramp up to mature production completed during 2001.

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

RAW MATERIALS AND COMPONENT PARTS

The Company's products are made largely of specially designed metal parts, most of which are designed, purchased, cast or stamped and machined by the Company to its own technical specifications. Metallic raw materials such as steel, aluminum, copper and brass are commodity items readily available from a number of suppliers. Certain parts, such as electronic components, are made to the Company's specifications. Other parts, such as fasteners, are purchased by the Company from outside suppliers as standardized parts or are made to the Company's specifications. Although from time to time the Company has experienced temporary supply shortages due to localized conditions, no such shortage has materially adversely affected the Company.

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

EMPLOYEES

At December 31, 2001, the Company employed 2,043 persons of whom approximately 30% were salaried and 70% were hourly employees. All of the Company's employees are non-unionized with the exception of those in SpA. The Company believes its relations with its employees are good.

TECHNOLOGY, RESEARCH AND DEVELOPMENT

Engine manufacturers are required to continually improve engine performance and fuel economy. Accordingly, the Company's research and development investment is significant. In general, the Company funds its own research and development expenses, although during the pre-production program phase some of those expenses may be customer-funded. Research and development costs incurred for 2001, 2000 and 1999 were $11.6 million, $10.1 million and $9.1 million, respectively, of which $1.4 million, $0.9 million and $0.6 million, respectively, were reimbursed by customers. The Diesel Group accounts for over 95% of these amounts.

Once an OEM commits to purchasing a product from the Company, usually one to three years into the development or application process, the Company may need to allocate capital for the machinery, equipment and tooling necessary for engine program launch, ramp-up and product volume increases. Furthermore, given the significant existing capital investment in plant and equipment already made by the Company, the Company has on-going programs to maintain, upgrade and replace its investments. In 2001, 2000 and 1999, the Company spent $18.0 million, $9.5 million and $11.4 million, respectively, on capital investments.

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

The sales to OEM and aftermarket customers during 2001, 2000 and 1999 were as follows:

                                                               2001        2000        1999
                                                               ----        ----        ----
                                                                   (dollars in millions)
            Original Equipment:
                 Diesel Group                                 $103.1      $147.5      $153.7
                 Precision Engine                               30.3        38.9        45.0
            Aftermarket:
                 Diesel Group                                  113.2       100.9        77.4
                 Precision Engine                                7.9         5.2         5.5
                                                              ------      ------      ------
                       Total Net Sales                        $254.5      $292.5      $281.6
                                                              ======      ======      ======

Information regarding net sales to geographic areas, operating income (loss) from manufacturing facilities in geographic areas and assets by geographic areas for the years ended December 31, 2001, 2000 and 1999 appear below and in Note 18 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.

                                                              2001        2000        1999
                                                              ----        ----        ----
                                                                  (dollars in millions)
            Net Sales:
                 United States                               $151.1      $173.8      $168.5
                 England                                       25.6        34.4        43.5
                 All Other Geographic Areas                    77.8        84.3        69.6
                                                             ------      ------      ------
                       Total Net Sales                       $254.5      $292.5      $281.6
                                                             ======      ======      ======

            Operating Income (Loss):
                 United States                               $ 11.0      $ 23.2      $ 20.8
                 Italy                                          0.0         1.8         1.5
                 Brazil                                        (1.9)       (1.0)        (.4)
                                                             ------      ------      ------
                       Total Operating Income                $  9.1      $ 24.0      $ 21.9
                                                             ======      ======      ======

            Identifiable Assets:
                 United States                               $235.8      $249.8      $264.9
                 Italy                                         33.5        33.0        40.1
                 Brazil                                         3.8         1.3         1.1
                                                             ------      ------      ------
                       Total Identifiable Assets             $273.1      $284.1      $306.1
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

ENVIRONMENTAL MATTERS

The Company's facilities are subject to federal, state and local environmental requirements, including those governing discharges to the air and water, the handling and disposal of industrial and hazardous wastes, and the remediation of contamination associated with releases of hazardous substances. The Company operates under various environmental permits and approvals, the violation of which may subject the Company to fines and penalties. There are no known violations of environmental permits or approvals that may have a material adverse effect to the Company's financial position or results of operations. The Company's manufacturing operations involve the use of hazardous substances and, if a release of hazardous substances occurs or has occurred on or from the Company's facilities, the Company may be held liable and may be required to pay the cost of remedying the condition. The amount of any such liability could be material. Pursuant to the terms of the Acquisition, the Sellers have agreed to conduct and complete remediation of soil and groundwater contamination at the Company's Windsor, CT and Jacksonville, NC facilities. While many of these remediations are underway and the Sellers have agreed to complete these remediations and have indemnified the Company with respect to these matters and certain other environmental matters, there can be no assurance that the Sellers will have the ability to completely fulfill their obligations to indemnify the Company for such matters. If the Sellers are unable to fulfill their obligations, the Company will be responsible for such matters and the cost could be material. Estimates of the cost at the time of the Acquisition for the remediations to be completed by the Sellers at the Windsor, CT and Jacksonville, NC facilities were $1.7 million and $0.3 million, respectively. Additional information can be found in Note 16 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Company, including financial statements, notes to financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations. All of these forward-looking statements are based on estimates and assumptions made by the management of the Company which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such estimates and statements. No assurance can be given that any such estimates will be realized, and actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (1) increased competition; (2) increased costs; (3) loss or retirement of key members of management; (4) increases in the Company's cost of borrowing or inability or unavailability of additional debt or equity capital; (5) loss of material customer; (6) adverse state or federal legislation or regulation or adverse determinations in pending litigation; and (7) changes in general economic conditions and/or in the automobile, light duty trucks, agricultural and construction vehicles and equipment, industrial products and marine equipment markets in which the Company competes. Many of such factors are beyond the control of the Company and its management. The forward-looking statements contained in this report speak only as of the date on which such statements are made. The Company assumes no duty to update them reflect new, changing or unanticipated events or circumstances.

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

      PRECISION ENGINE:
          Windsor, CT                119,000           Owned     Precision Engine Headquarters, Manufacturing
          Tallahassee, FL            125,000           Owned     Manufacturing, Engineering
          Curitiba, Brazil            10,000          Leased     Manufacturing

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

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

As of March 1, 2002, Holdings was the holder of record of all the shares of common stock, par value, $.01 per share (the "Common Stock"), of the Company. There is no established trading market for the Common Stock. The Company has never paid or declared a cash dividend on the Common Stock. Furthermore, the Company is restricted from paying dividends under the covenants of its revolving credit and term loan agreements.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated historical financial and operating data of the Company and its subsidiaries for the years ended 2001, 2000, 1999 and 1998 and the 21 day period ended December 31, 1997 and of the Predecessor for the 344 day period ended December 10, 1997. All data prior to December 11, 1997 was taken from the consolidated financial statements of the Predecessor and represents the results of operations of the Predecessor through the date of the Acquisition. The selected consolidated financial data for the years ended December 31, 2001, 2000, 1999 and 1998 and the 21 day period ended December 31, 1997 were derived from the consolidated financial statements of the Company and represent the results of operations of the Company subsequent to the Acquisition. The data presented below should be read in conjunction with the consolidated financial statements and the related footnotes and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                          Company                                      Predecessor
                                          -------------------------------------------------------------------------   --------------
                                           Year Ended     Year Ended     Year Ended      Year Ended   21 Days Ended   344 Days Ended
                                          December 31,   December 31,   December 31,    December 31,   December 31,    December 10,
                                              2001           2000           1999            1998           1997            1997
                                          ------------   ------------   ------------    ------------  -------------   --------------
                                                                           (dollars in thousands)

Statement of Operations Data:
  Net sales                                $ 254,450      $ 292,452      $ 281,580       $ 307,053      $  14,154       $ 259,144
  Cost of goods sold        (a)              208,139        229,591        224,204         251,730         11,418         219,642
                                           ---------      ---------      ---------       ---------      ---------       ---------
  Gross profit                                46,311         62,861         57,376          55,323          2,736          39,502
  Selling, general and
    administrative expenses (a)               37,207         38,904         35,516          40,291          1,845          28,098
                                           ---------      ---------      ---------       ---------      ---------       ---------
  Operating income                             9,104         23,957         21,860          15,032            891          11,404
  Interest expense, net                      (10,141)       (11,669)       (13,576)        (15,138)          (880)         (6,673)
                                           ---------      ---------      ---------       ---------      ---------       ---------
  (Loss) income before income
    taxes and extraordinary
    item                                      (1,037)        12,288          8,284            (106)            11           4,731
  Income taxes                                   370          5,457          3,128           1,581             23           1,789
                                           ---------      ---------      ---------       ---------      ---------       ---------
  (Loss) income before
    extraordinary item                        (1,407)         6,831          5,156          (1,687)           (12)          2,942
  Extraordinary item        (b)                   --            951            750              --             --              --
                                           ---------      ---------      ---------       ---------      ---------       ---------
  Net (loss) income                           (1,407)         7,782          5,906          (1,687)           (12)          2,942
  Preferred dividend
    requirement                                   --             --             --              --             --            (450)
                                           ---------      ---------      ---------       ---------      ---------       ---------
  Net (loss) income
    applicable to common
    shareholders                           $  (1,407)     $   7,782      $   5,906       $  (1,687)     $     (12)      $   2,492
                                           =========      =========      =========       =========      =========       =========

Balance Sheet Data (at year end):
  Fixed assets, net                        $ 113,361      $ 110,965      $ 119,611       $ 125,966      $ 124,443       $      --
  Total assets                               273,064        284,092        306,105         321,916        321,310              --
  Long-term debt (including
    current portion)                         112,362        122,944        142,280         160,486        161,152              --
  Stockholders' equity                        65,724         66,248         61,681          59,191         59,845              --

Ratio of earnings to fixed
  charges
    (See Exhibit 12.1)                           0.9            1.9            1.5             1.0            1.0             1.6

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

The following table sets forth certain performance details for the periods shown. The amounts are presented in thousands of dollars and as a percentage of net sales.

                                                      Years Ended December 31,
                                           2001                 2000                1999
                                    -----------------     ----------------    ----------------
                                                       (dollars in thousands)
                                       $          %          $         %         $         %
                                    -------     -----     -------    -----    -------    -----
Net sales .....................     254,450     100.0     292,452    100.0    281,580    100.0
Cost of goods sold ............     208,139      81.8     229,591     78.5    224,204     79.6
Gross profit ..................      46,311      18.2      62,861     21.5     57,376     20.4
SG&A ..........................      30,757      12.1      32,057     11.0     28,515     10.1
Amortization of intangibles ...       5,350       2.1       5,747      2.0      5,901      2.1
Management fees ...............       1,100       0.4       1,100      0.4      1,100      0.4
Operating income ..............       9,104       3.6      23,957      8.2     21,860      7.8
Net (loss) income .............      (1,407)     (0.6)      7,782      2.7      5,906      2.1

COMPARISON OF RESULTS OF OPERATIONS

OVERVIEW

In 2001, weak global economy and the resulting negative impact on demand for the Company's products provided the backdrop for a 13% reduction in sales from the prior year and a net loss of $1.4 million. When compared to 2000, revenues by segment show Diesel Group and Precision Engine sales down by 13.0% and 13.2%, respectively, with all major product lines and businesses reporting lower results. Net losses were driven by a $6.0 million net loss in Precision Engine due primarily to lower customer demand for DaimlerChrysler ("DCX") vehicles equipped with the Company's products and $0.8 million in unrealized foreign exchange losses on operations in Brazil. The Company proactively made adjustments to the Company's cost structure throughout 2001, making workforce adjustments as needed and pursuing other cost reduction projects.

Despite the relatively poor business climate, the Company reported progress with several activities during 2001 including: the preparation for launch in early 2002 of production of non-proprietary products in the new Precision Components and Assembly ("PCA") product line; the near-completion of implementation activities for the early 2002 launch of the new Enterprise Resource Planning ("ERP") system; the completion of a long-term supply agreement with Deere; and the ramp-up to full production in the Brazilian subsidiary, PEPL.

2001 COMPARED TO 2000

Net Sales. Net sales decreased in 2001 from 2000 by $38.0 million or 13.0%. Lower sales in Diesel Group, down $32.1 million, or 13.0%, included an approximate $12 million year-to-year reduction in business associated with two OEM programs that ended during 2000: the GM 6.5l engine equipped with a DS fuel pump; and the Ford 2.5l Transit engine equipped with RSN injectors. The balance of the sales decline was due to lower demand from major agricultural and industrial customers. Precision Engine's sales in 2001 decreased by $5.8 million or 13.2% versus 2000. This dramatic downturn was due almost entirely to $10.2 million less sales in the US to DCX associated with reduced vehicle sales, partially offset by new sales in Brazil to Tritec of $5.4 million.

Gross Profit. Due primarily to the substantially lower sales volumes, gross profit decreased in 2001 from 2000 by $16.6 million or 26.3%. As a percentage of net sales, gross profit in total decreased to 18.2% from 21.5%. Results by segment show gross profit for the Diesel Group declining to 21.4% of net sales in 2001 from 23.0% in 2000, while Precision Engine reported a negative gross profit of 0.1% versus a positive result of 12.9% a year earlier. In addition to the impact of lower sales volumes in 2001, the Diesel Group gross profit was impacted by $1.0 million of start up costs associated with the new PCA product line. Gross profits for Precision Engine suffered in 2001 due to the combined impact of lower sales volumes, downward price pressure from DCX, and a shift in sales from higher to lower margin products.

Selling, General and Administrative Expense. SG&A expense decreased in 2001 from 2000 by $1.3 million or 4.1%. As a percentage of net sales, SG&A increased to 12.1% from 11.0%. The overall reduction included $1.0 million lower bonus and $0.5 million lower freight on sales expenses in 2001, offset by additional amounts of $1.1 million for ERP implementation and $0.8 million of unrealized foreign exchange losses on operations in Brazil. One time expenses incurred in 2000 included $0.6 million in PEPL startup costs and $0.7 million associated with an unsuccessful union organizing effort at the Windsor, Connecticut facility.

Amortization of Intangibles. Amortization of intangible assets totaled $5.4 million in 2001 and $5.7 million in 2000. Amortization of goodwill was $1.9 million in both 2001 and 2000.

Operating Income. Operating income decreased in 2001 from 2000 by $14.9 million or 62.0% and as a percentage of sales decreased to 3.6% from 8.2%. The decrease was due primarily to lower sales and the resulting impact on gross profits in both segments, only partially offset by lower SG&A expenses.

Net (Loss) Income. A net loss of $1.4 million in 2001 represented a deterioration of $9.2 million from the prior year net income of $7.8 million. The decrease in net income was driven by the $14.9 million reduction in operating income. A reduction in debt and lower borrowing rates in 2001 resulted in $1.5 million less net interest expense. Also, the lower earnings in 2001 translated into $5.1 million less income taxes. The Company's effective tax rate was (35.7)% and 44.4% in 2001 and 2000, respectively. The negative tax rate in 2001 was due to the effect of foreign and state taxes on net losses. Additional information can be found in Note 11 of the Notes to Consolidated Financial Statements contained in Item 8 of this Report.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company is highly leveraged as a result of the Acquisition and will continue to have a significant amount of indebtedness. As of December 31, 2001, the Company had $112.3 million of indebtedness. The Company's principal sources of liquidity are cash flow from operations supplemented by borrowings under its revolving credit facility. The Company occasionally has utilized capital leases and, for its Italian subsidiary, SpA, has overdraft facilities with local financial institutions. In addition, subject to the restrictions in the Company's lending agreements, additional senior or other indebtedness may be incurred from time to time to finance acquisitions, capital expenditures or other general corporate purposes.

Net cash flow provided by operating activities was $14.1 million, $35.1 million and $25.9 million in 2001, 2000 and 1999, respectively. Cash flows from operations in 2001 were $21.0 million less than 2000 due to: a $9.2 million year-to-year swing from net income to net losses; a $4.0 million increase in 2001 in funds required for working capital, noncurrent asset accounts and noncurrent liability accounts as compared to a $5.6 million decrease in the prior year; and a decrease in deferred taxes of $2.4 million. Accounts receivable balances increased by $4.8 million during 2001, as compared to a $7.7 million reduction in the prior year. These changes reflect the downturn in business levels in late 2000 and then some strengthening in late 2001. Operating cash flows in 2000 were enhanced by $4.2 million due to inventory reduction and reduced by $0.9 million of inventory growth in 2001 for the same reasons.

Capital expenditures were $18.0 million, $9.5 million and $11.4 million in 2001, 2000 and 1999, respectively. These amounts reflect cash outlays for the purchase of machinery and equipment and the maintenance of existing facilities. Management estimates that the Company has historically spent, and will continue to spend, approximately $5.0 to $6.0 million annually on maintenance of plant and equipment. The remaining non-maintenance capital expenditures represent cash outlays for equipment, machinery or plant expansion in order to support new engine platforms on which the Company intends to supply engine components, to effect cost reductions through process improvements, and to increase capacity to support increased production volumes on existing engine platforms. The Company's capital expenditures of $18.0 million in 2001 were higher than recent years because of $4.7 million expended for computer hardware and software to support the Company's ERP Program and $2.8 million expended for a product launch in the new Diesel Group PCA Program.

Cash flow from financing activities for 2001 resulted in a net reduction to cash of $10.6 million. Facing risk of non-compliance with certain financial covenants contained in the Credit Agreement, the Company concluded the Third Amendment to the Credit Agreement during the third quarter of 2001. This Amendment revised certain quarterly financial performance covenants and borrowing rates.
Principal payments of long-term debt totaled $16.0 million during 2001, including a $10.0 million pre-payment associated with the Third Amendment to the Credit Agreement. As of December 31, 2001, there was $5.4 million in borrowings under the revolving credit facility and $0.5 million net borrowings of Stanadyne, SpA's overdraft facility. Scheduled payments of capital lease obligations totaled $0.5 million in 2001.

Management believes that cash flows from operations and availability of additional borrowings under the revolving credit facility will provide adequate funds for the Company's foreseeable working capital needs, planned capital expenditures and debt service obligations including long-term debt payments totaling $5.6 million in 2002. At December 31, 2001, the Company had $30 million in the revolving credit line available through December 11, 2003, of which $5.4 million was used for borrowings and $4.4 million was used for standby letters of credit, leaving $20.2 million available for borrowings. The Company's ability to fund its operations, make planned capital expenditures, make scheduled debt payments, refinance indebtedness and remain in compliance with all of the financial covenants under its debt agreements will depend on its future operating performance and cash flow, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control.

At December 31, 2001 and 2000, the Company did not establish a valuation allowance to offset any deferred tax assets. The Company has reported operating income on the consolidated statements of operations in 2001 and 2000. Based on projections for future taxable income over the periods during which the deferred tax assets are deductible, and the expectation that a significant portion of these deferred tax assets are to be realized by offsetting them against temporary items, it is management's belief that it is more likely than not that all deferred tax assets will be fully realized.

CRITICAL ACCOUNTING POLICIES

We prepare the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include: product warranty reserves, inventory reserves for excess or obsolescence, and pension and postretirement benefit liabilities and are fully described in the notes to our consolidated financial statements.

NEW ACCOUNTING STANDARDS

In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives are to be recognized immediately or deferred depending on the use of the derivative and if the derivative is a qualifying hedge. The Company adopted SFAS No. 133 as amended by SFAS No. 138 "Accounting for Certain Derivatives and Certain Hedging Activities", on January 1, 2001, as required. The adoption of these standards had no significant impact on the Company's consolidated financial statements and related disclosures.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. The Company does not anticipate any material impact from the adoption of this standard. SFAS No. 142 requires that upon adoption, amortization of goodwill cease and instead, the carrying value of goodwill be evaluated for impairment on an annual basis by applying a fair value based test. Identifiable intangible assets will continue to be amortized over their useful lives and be reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", as amended by SFAS No. 144. The Company will adopt this new standard beginning on January 1, 2002. The Company anticipates that the adoption of this new standard will result in the discontinuation of goodwill amortization of approximately $1.9 million in 2002.

In August 2001, the Financial Accounting Standards Board issued SFAS No 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company will adopt this new standard on January 1, 2002. The Company does not expect the adoption of SFAS No. 144 to have a material impact on its consolidated financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks which include changes in interest rates and changes in foreign currency exchange rates as measured against the U.S. dollar.

Interest Rate Risk. The carrying value of the Company's revolving credit line and Term Loans approximate fair value. The revolving credit line is priced daily and the Term Loans are primarily LIBOR borrowings and are re-priced approximately every month based on prevailing market rates. A 10% change in the interest rate on the revolving credit line and Term Loans would have increased or decreased the 2001 interest expense by $0.3 million. The Notes bear interest at a fixed rate of 10 1/4% and, therefore, are not sensitive to interest rate fluctuation. The fair value of the Notes based on quoted market prices at December 31, 2001 was approximately $60.9 million.

Foreign Currency Risk. The Company has subsidiaries in Italy and Brazil and branch offices in France and England, thereby creating exposures to changes in foreign currency exchange rates. Changes in exchange rates may positively or negatively affect the Company's sales, gross margins, and retained earnings. However, historically, these locations have contributed less than 15% of the Company's net sales and retained earnings, with most of these sales attributable to the Italian subsidiary. The Company also sells its products from the United States to foreign customers for payment in foreign currencies as well as dollars. Foreign currency exchange losses totaled $0.8 million and $0.3 million for 2001 and 2000, respectively. A majority of the increase in 2001 is related to the Company's operations in Brazil. The Company does not hedge against foreign currency risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                             Page
                                                                                             ----
                     STANADYNE CORPORATION AND SUBSIDIARIES

INDEPENDENT AUDITORS' REPORT ...........................................................      F-1
   Consolidated Balance Sheets as of December  31, 2001 and 2000 .......................      F-2
   Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000
      and 1999 .........................................................................      F-3
   Consolidated Statements of Changes in Stockholders' Equity and Comprehensive
      Income (Loss) for the Years Ended December 31, 2001, 2000 and 1999 ...............      F-4
   Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000
      and 1999 .........................................................................      F-5
   Notes to the Consolidated Financial Statements ......................................      F-6

INDEPENDENT AUDITORS' REPORT

Board of Directors
Stanadyne Corporation

We have audited the accompanying consolidated balance sheets of Stanadyne Corporation and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Stanadyne Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


Deloitte & Touche LLP

Hartford, Connecticut
February 11, 2002

                     STANADYNE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (DOLLARS IN THOUSANDS, EXCEPT SHARES)

                                       ASSETS                                      December 31,
                                                                                2001            2000
                                                                             ---------       ---------
Current Assets:
     Cash and cash equivalents                                               $     120       $  13,647
     Accounts receivable, net of allowance for uncollectible accounts
         (Notes 15 and 19)                                                      36,872          32,030
     Inventories, net (Notes 2 and 19)                                          32,660          31,793
     Prepaid expenses and other assets                                             869           1,635
     Deferred income taxes (Note 11)                                             6,955           6,998
                                                                             ---------       ---------
                  Total current assets                                          77,476          86,103
Property, plant and equipment, net (Note 3)                                    113,361         110,965
Intangible and other assets, net (Note 4)                                       78,011          82,963
Due from Stanadyne Automotive Holdings Corp. (Note 14)                           4,216           4,061
                                                                             ---------       ---------
                  Total assets                                               $ 273,064       $ 284,092
                                                                             =========       =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                        $  21,639       $  17,291
     Accrued liabilities (Note 6)                                               24,599          27,156
     Current maturities of long-term debt (Note 8)                               6,143           6,765
     Current installments of capital lease obligations (Note 5)                     42             471
                                                                             ---------       ---------
                  Total current liabilities                                     52,423          51,683
Long-term debt, excluding current maturities (Note 8)                          106,177         115,667
Deferred income taxes (Note 11)                                                  4,017           5,304
Capital lease obligations, excluding current installments (Note 5)                  --              41
Other noncurrent liabilities (Note 7)                                           44,723          45,149
                                                                             ---------       ---------
                  Total liabilities                                            207,340         217,844
                                                                             ---------       ---------

Commitments and Contingencies (Notes 5 and 16)

Stockholders' Equity:
     Common stock, par value $.01, authorized 10,000 shares, issued and
         outstanding 1,000 shares                                                   --              --
     Additional paid-in capital                                                 59,858          59,858
     Other accumulated comprehensive loss                                       (4,716)         (5,599)
     Retained earnings                                                          10,582          11,989
                                                                             ---------       ---------
                  Total stockholders' equity                                    65,724          66,248
                                                                             ---------       ---------
                  Total liabilities and stockholders' equity                 $ 273,064       $ 284,092
                                                                             =========       =========

                See notes to consolidated financial statements.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                        Years Ended December 31,
                                                                ---------------------------------------
                                                                   2001           2000           1999
                                                                ---------      ---------      ---------
Net sales (Notes 15, 17, 18)                                    $ 254,450      $ 292,452      $ 281,580
Costs of goods sold                                               208,139        229,591        224,204
                                                                ---------      ---------      ---------
     Gross profit                                                  46,311         62,861         57,376
Selling, general and administrative expenses (Note 14)             37,207         38,904         37,446
Plant closure costs (Note 12)                                          --             --         (1,930)
                                                                ---------      ---------      ---------
     Operating income                                               9,104         23,957         21,860
Other income (expense):
     Interest income                                                  349            347            522
     Interest expense                                             (10,490)       (12,016)       (14,098)
                                                                ---------      ---------      ---------
(Loss) income before income taxes and extraordinary
     item                                                          (1,037)        12,288          8,284
Income taxes (Note 11)                                                370          5,457          3,128
                                                                ---------      ---------      ---------
(Loss) income before extraordinary item                            (1,407)         6,831          5,156
Extraordinary gain related to early retirement of debt, net
     of income taxes of $634 in 2000 and $500 in 1999
     (Note 8)                                                          --            951            750
                                                                ---------      ---------      ---------
Net (loss) income                                               $  (1,407)     $   7,782      $   5,906
                                                                =========      =========      =========

                See notes to consolidated financial statements.

                     STANADYNE CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                      (DOLLARS IN THOUSANDS EXCEPT SHARES)

                                                                                    Accumulated
                                                                                       Other
                                                    Common Stock      Additional      Compre-
                                                  ----------------      Paid-in       hensive
                                                  Shares    Amount      Capital    Income (Loss)
                                                  ------    ------    ----------   -------------
January 1, 1999                                   1,000     $   --     $ 59,858       $ 1,032

Comprehensive income:
  Net income                                         --         --           --            --

  Other comprehensive loss, net of tax -
      Foreign currency translation adjustments       --         --           --        (3,416)

  Other comprehensive loss

Comprehensive income

                                                  -----     ------     --------       -------

December 31, 1999                                 1,000         --       59,858        (2,384)

Comprehensive income:
  Net income                                         --         --           --            --

  Other comprehensive loss, net of tax -
      Foreign currency translation adjustments       --         --           --        (3,215)

  Other comprehensive loss

Comprehensive income

                                                  -----     ------     --------       -------

December 31, 2000                                 1,000         --       59,858        (5,599)

Comprehensive loss:
  Net loss                                           --         --           --            --

  Other comprehensive income, net of tax -
      Foreign currency translation adjustments       --         --           --           883

  Other comprehensive income

Comprehensive loss

                                                  -----     ------     --------       -------

December 31, 2001                                 1,000     $   --     $ 59,858       $(4,716)
                                                  =====     ======     ========       =======


                                                    Retained
                                                    Earnings        Compre-
                                                  (Accumulated      hensive
                                                    Deficit)     Income (Loss)     Total
                                                  ------------   -------------     -----
January 1, 1999                                     $ (1,699)                    $ 59,191

Comprehensive income:
  Net income                                           5,906        $ 5,906         5,906
                                                                    -------
  Other comprehensive loss, net of tax -
      Foreign currency translation adjustments            --         (3,416)       (3,416)
                                                                    -------
  Other comprehensive loss                                           (3,416)
                                                                    -------
Comprehensive income                                                $ 2,490
                                                                    -------
                                                    --------                     --------

December 31, 1999                                      4,207                       61,681

Comprehensive income:
  Net income                                           7,782        $ 7,782         7,782
                                                                    -------
  Other comprehensive loss, net of tax -
      Foreign currency translation adjustments            --         (3,215)       (3,215)
                                                                    -------
  Other comprehensive loss                                           (3,215)
                                                                    -------
Comprehensive income                                                $ 4,567
                                                                    -------
                                                    --------                     --------

December 31, 2000                                     11,989                       66,248

Comprehensive loss:
  Net loss                                            (1,407)       $(1,407)       (1,407)
                                                                    -------
  Other comprehensive income, net of tax -
      Foreign currency translation adjustments            --            883           883
                                                                    -------
  Other comprehensive income                                            883
                                                                    -------
Comprehensive loss                                                  $  (524)
                                                                    -------
                                                    --------                     --------

December 31, 2001                                   $ 10,582                     $ 65,724
                                                    ========                     ========

                See notes to consolidated financial statements.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                Years Ended December 31,
                                                                         ------------------------------------
                                                                           2001          2000          1999
                                                                         --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                   $ (1,407)     $  7,782      $  5,906
     Adjustments to reconcile net (loss) income to net cash provided by operating activities:
         Depreciation and amortization                                     21,035        21,277        20,804
         Extraordinary gain, net of applicable income taxes                    --          (951)         (750)
         Deferred income taxes                                             (1,451)          944           394
         (Gain) loss on disposal of property, plant and equipment             (43)          384            77
         Changes in assets and liabilities:
              Accounts receivable                                          (4,758)        7,726           450
              Inventories                                                    (936)        4,186          (874)
              Prepaid expenses and other assets                               684          (150)        1,268
              Due to Stanadyne Automotive Holding Corp.                      (155)           --            --
              Accounts payable                                              4,325        (4,744)        2,542
              Accrued liabilities                                          (2,609)         (896)       (2,713)
              Other noncurrent liabilities                                   (539)         (496)       (1,190)
                                                                         --------      --------      --------
                  Net cash provided by operating activities                14,146        35,062        25,914
                                                                         --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                 (17,971)       (9,465)      (11,449)
     Proceeds from disposal of property, plant and equipment                  230           251           689
                                                                         --------      --------      --------
                  Net cash used in investing activities                   (17,741)       (9,214)      (10,760)
                                                                         --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds (payments) on revolving credit notes and overdraft
         facilities                                                         5,855        (2,072)         (754)
     Payments on long-term debt                                           (15,945)      (13,628)      (14,246)
     Payments on capital lease obligations                                   (484)         (770)       (1,252)
                                                                         --------      --------      --------
                  Net cash used in financing activities                   (10,574)      (16,470)      (16,252)
                                                                         --------      --------      --------

Net (decrease) increase in cash and cash equivalents                      (14,169)        9,378        (1,098)
Effect of exchange rate changes on cash and cash equivalents                  642           212            23
Cash and cash equivalents at beginning of year                             13,647         4,057         5,132
                                                                         --------      --------      --------
Cash and cash equivalents at end of year                                 $    120      $ 13,647      $  4,057
                                                                         ========      ========      ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:

      During 1999 the Company entered into capital leases for new equipment resulting in capital lease obligations of $30.

                See notes to consolidated financial statements.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (DOLLARS IN THOUSANDS, EXCEPT SHARES)

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Description of Business. Stanadyne Corporation (the "Company"), formerly known as Stanadyne Automotive Corp., a wholly-owned subsidiary of Stanadyne Automotive Holding Corp. ("Holdings"), is a producer of diesel fuel injection equipment which is sold worldwide to agricultural, industrial and automotive diesel engine manufacturers and to the diesel engine aftermarket. The Company's wholly owned subsidiary, Precision Engine Products Corp. ("Precision Engine"), is a supplier of roller-rocker arms, hydraulic valve lifters and lash adjusters to automotive engine manufacturers and the independent automotive aftermarket. A majority of the outstanding equity of Holdings is owned by American Industrial Partners Capital Fund II, L.P. ("AIP").

      Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all of the Company's wholly-owned subsidiaries:
Precision Engine, Stanadyne, SpA ("SpA"), Precision Engine Products LTDA ("PEPL") and Stanadyne Automotive Foreign Sales Corp. ("FSC"). Intercompany balances have been eliminated in consolidation. The financial statements of SpA and PEPL are consolidated on a fiscal year basis ending November 30.

      On October 22, 2001, the Company formed a joint venture with Amalgamations Private Limited to form a new company in the state of Tamil Nadu, India. The joint venture is named Stanadyne Amalgamations Private Limited ("SAPL") and will manufacture diesel fuel injection equipment for the domestic and export markets starting in 2003. In 2002, the Diesel Group will consolidate SAPL, of which it holds a 51% controlling share.

      Cash and Cash Equivalents. The Company considers cash on hand and short-term investments with an original maturity of three months or less to be "cash and cash equivalents" for financial statement purposes.

      Inventories. Inventories are stated at the lower of cost or market. The principal components of costs included in inventories are materials, labor, subcontract cost and overhead. The Company uses the last-in/first-out ("LIFO") method of valuing its inventory, except for the inventories of SpA and PEPL, which are valued using the first-in/first-out ("FIFO") method. At December 31, 2001 and 2000, inventories valued at LIFO represented 87% and 88% of total inventories, respectively.

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

            Buildings and improvements                                  15 to 45 years
            Machinery and equipment                                      3 to 15 years
            Computer hardware and software                               3 to  7 years

      Intangibles and Other Assets. Intangible assets consist primarily of goodwill, technological know-how, trademarks, patents and deferred debt issuance costs. Intangible assets are amortized using the straight-line method over their estimated useful lives of 3 to 40 years.

                     STANADYNE CORPORATION AND SUBSIDIARIES

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

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company will adopt this new standard on January 1, 2002. The Company does not expect the adoption of SFAS No. 144 to have a material impact on its consolidated financial position and results of operations.

      Fair Value of Financial Instruments. SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires the disclosure of fair value information for certain assets and liabilities, whether or not recorded in the balance sheet, for which it is practicable to estimate that value. The Company has the following financial instruments: cash and cash equivalents, receivables, accounts payable, accrued liabilities and long-term debt. The Company considers the carrying amount of these items, excluding long-term debt, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization. Refer to Note 8 for fair value disclosures of long-term debt.

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

      Foreign Currency Translation. The Company's policy is to translate balance sheet accounts using the exchange rate at the balance sheet date and statement of operations accounts using the average monthly exchange rate for the month in which the transactions are recognized. The resulting translation adjustment is recorded as accumulated other comprehensive income (loss) in the consolidated balance sheets. Worldwide foreign currency transaction losses of $849, $336 and $145 are included in the consolidated statements of operations for 2001, 2000 and 1999, respectively.

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

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (DOLLARS IN THOUSANDS, EXCEPT SHARES)

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONCLUDED)

      Research and Development. Research and development ("R&D") costs incurred for 2001, 2000 and 1999 were $11,571, $10,135 and $9,075, respectively, of which
$1,427, $911 and $596, respectively, were reimbursed by customers. The net expenses of $10,144, $9,224 and $8,479 in 2001, 2000 and 1999, respectively, are included in the consolidated statements of operations.

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

      Accounting for Derivative Instruments and Hedging Activities. In June 1998, SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the values of those derivatives are to be recognized immediately or deferred depending on the use of the derivative and if the derivative is a qualifying hedge. The Company has adopted SFAS No. 133, as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities", on January 1, 2001, as required. The adoption of these standards had no significant impact on the Company's consolidated financial statements and related disclosures.

      Business Combinations and Goodwill and Other Intangible Assets. In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. The Company does not anticipate any material impact from the adoption of this standard. SFAS No. 142 requires that upon adoption, amortization of goodwill cease and instead, the carrying value of goodwill be evaluated for impairment on an annual basis by applying a fair value based test. The Company is required to complete the initial step of a transitional impairment test within six months of adoption. Identifiable intangible assets will continue to be amortized over their useful lives and be reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", as amended by SFAS No 144. The Company will adopt this new standard beginning on January 1, 2002. The Company anticipates that the adoption of this new standard will result in the discontinuation of goodwill amortization of approximately $1,900 in 2002.

      Reclassifications. Certain amounts have been reclassified in the 2000 and 1999 consolidated financial statements to conform to the 2001 presentation.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (DOLLARS IN THOUSANDS, EXCEPT SHARES)

(2)   INVENTORIES

      Inventories at December 31 consisted of:

                                                                  2001                2000
                                                                  ----                ----
            Raw materials                                        $ 1,718             $ 1,816
            Work in process                                       24,469              21,198
            Finished goods                                         6,473               8,779
                                                                 -------             -------
                                                                 $32,660             $31,793
                                                                 =======             =======

      The LIFO reserve at December 31, 2001 and 2000 was $1,953 and $1,759, respectively.

      In 2001, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with cost of 2001 purchases. The effect of this liquidation increased net income by $34.

(3)   PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment including equipment under capital leases at December 31 consisted of:

                                                                    2001              2000
                                                                    ----              ----
            Land                                                  $ 11,297          $ 11,246
            Building and improvements                               22,702            22,594
            Machinery and equipment                                123,992           114,268
            Capitalized leases                                         351             2,130
            Construction in progress                                12,641             3,838
                                                                  --------          --------
                                                                   170,983           154,076
            Less accumulated depreciation                           57,622            43,111
                                                                  --------          --------
                                                                  $113,361          $110,965
                                                                  ========          ========

      Depreciation expense including amortization of assets acquired under capital leases was $15,685, $15,530 and $14,904 for 2001, 2000 and 1999,
respectively. The net book value of assets acquired under remaining capital leases was $235 and $1,603 at December 31, 2001 and 2000, respectively.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (DOLLARS IN THOUSANDS, EXCEPT SHARES)

(4)   INTANGIBLE AND OTHER ASSETS

      Major components of intangible and other assets at December 31 consisted of:

                                                                    2001              2000
                                                                    ----              ----
            Goodwill                                              $ 74,295          $ 73,935
            Patents                                                  9,809             9,809
            Debt issuance costs                                      8,149             8,149
            Software                                                 3,544             3,544
            Customer contracts                                       2,690             2,690
            Other                                                    1,844             2,009
                                                                  --------          --------
                                                                   100,331           100,136
            Less accumulated amortization                           22,320            17,173
                                                                  --------          --------
                                                                  $ 78,011          $ 82,963
                                                                  ========          ========

      Amortization expense was $5,350, $5,747 and $5,900 for 2001, 2000 and 1999, respectively.

(5)   LEASES

      The Company is obligated under certain noncancelable operating leases. Rent expense for 2001, 2000 and 1999 was $1,927, $1,959 and $1,698,
respectively.

      Future minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year and future minimum capital lease payments as of December 31, 2001 were as follows:

                                                                   CAPITAL    OPERATING
                                                                    LEASES      LEASES
                                                                   -------    ---------
      Year ending December 31:
           2002                                                    $    43      $1,146
           2003                                                         --         956
           2004                                                         --         568
           2005                                                         --         162
           2006                                                         --           2
                                                                   -------      -------
      Total minimum lease payments                                      43      $2,834
                                                                                ======
      Less amount representing interest at a weighted average
           rate of 5.7%                                                  1
                                                                   -------
      Present value of net minimum capital lease obligations            42
      Less current installments of capital lease obligations            42
                                                                   -------
               Capital lease obligations, excluding current
                   installments                                    $    --
                                                                   =======

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (DOLLARS IN THOUSANDS, EXCEPT SHARES)

(6)   ACCRUED LIABILITIES

      Accrued liabilities at December 31 consisted of:

                                                                     2001              2000
                                                                     ----              ----
            Vacation                                               $ 4,738           $ 4,748
            Pensions                                                 4,157             2,333
            Salaries, wages and bonus                                3,923             6,077
            Retiree health benefits                                  3,464             3,979
            Accrued taxes                                            2,328             1,851
            Workers' compensation                                    1,930             2,154
            Accrued warranty                                         1,769             3,112
            Accrued interest payable                                   467               390
            Other                                                    1,823             2,512
                                                                   -------           -------
                                                                   $24,599           $27,156
                                                                   =======           =======

(7)   OTHER NONCURRENT LIABILITIES

      Other noncurrent liabilities at December 31 consisted of:

                                                                       2001            2000
                                                                       ----            ----
            Retiree health benefits                                  $23,439         $23,927
            Pensions                                                  11,487          11,961
            Italian leaving indemnity (Note 9)                         4,201           4,014
            Workers' compensation                                      2,558           2,266
            Accrued warranty                                           1,231           1,231
            Environmental                                                895           1,020
            Other noncurrent liabilities                                 912             730
                                                                     -------         -------
                                                                     $44,723         $45,149
                                                                     =======         =======

(8)   LONG-TERM DEBT

      Long-term debt at December 31 consisted of:

                                                                         2001         2000
                                                                         ----         ----
            Revolving credit lines                                     $  5,400     $     --
            Term A loans                                                 13,025       23,407
            Term B loans                                                 17,409       22,972
            Senior Subordinated Notes                                    75,950       75,950
            Stanadyne, SpA debt, payable to Italian banks
                 through 2002, bearing interest at rates ranging
                 from 3.8% to 11.88%                                        536          103
                                                                       --------     --------
                                                                        112,320      122,432
            Less current maturities of long-term debt                     6,143        6,765
                                                                       --------     --------
                 Long-term debt, excluding current maturities          $106,177     $115,667
                                                                       ========     ========

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (DOLLARS IN THOUSANDS, EXCEPT SHARES)

(8)   LONG-TERM DEBT - (CONTINUED)

      At December 31, 2001 and 2000, the Company had $30,000 in revolving credit lines (the "Revolving Credit Lines") of which $5,400 was borrowed at December 31, 2001. In addition, at December 31, 2001 and 2000, $4,407 and $3,410, respectively, was used for standby letters of credit leaving $20,193 and $26,590, respectively, available for borrowings. Any amounts outstanding are payable on December 11, 2003. The interest rate on the borrowings of the Revolving Credit Line, was 6.5% at December 31, 2001. The Company also pays a commitment fee based on the percentage of the unused portion of the Revolving Credit Lines. The percentage used to calculate the commitment fee is .5% based on certain financial ratios.

      At December 31, 2001 and 2000, the Company had $30,434 and $46,379, respectively, in term loans (the "Term Loans") outstanding at various interest rates ranging from 4.63% and 6.75%. The remaining $13,025 Term A loans outstanding at December 31, 2001 are payable in quarterly installments of $1,357 from March 31, 2002 through December 31, 2002; $1,899 from March 31, 2003 through September 30, 2003; and $1,900 on December 11, 2003. The remaining $17,409 Term B loans outstanding at December 31, 2001 are payable in quarterly installments of $45 from March 31, 2002 through September 30, 2004 with a final balloon payment of $16,914 on December 11, 2004. The Term Loans are primarily LIBOR borrowings and are repriced approximately every month based on prevailing market rates.

      Payment of the Revolving Credit Lines and Term Loans (collectively, the "Credit Agreement") is an obligation of Stanadyne Corporation (the "Parent") and is guaranteed by Precision Engine (the "Subsidiary Guarantor"). The Credit Agreement is secured by substantially all of the assets of the Parent and Subsidiary Guarantor and by a pledge of substantially all the issued and outstanding capital stock of the Parent and the Subsidiary Guarantor and 65% of the capital stock of SpA. In addition, the Credit Agreement is subject to financial and other covenants, including limits on indebtedness, liens and capital expenditures, and restricts dividends or other distributions to stockholders.

      The Company had $75,950 of Senior Subordinated Notes (the "Notes") at an interest rate of 10.25% outstanding at December 31, 2001 and 2000. Between January 25, 2000 and February 2, 2000, the Company retired $14,050 in Notes at a discounted price of $11,503. As a result of the early retirement of the Notes, the Company realized a $1,585 gain which was recorded net of tax and the write off of unamortized debt issuance cost of $962. The transaction was recorded as an extraordinary item in 2000. On October 5, 1999 the Company retired $10,000 in Notes at a discount price of $8,750. The resulting $1,250 gain on this transaction was recorded as a net of tax extraordinary item in 1999. The Notes are due on December 15, 2007. Payment of the Notes is guaranteed by the Subsidiary Guarantor. In addition, the Notes are subject to covenants including limitations on indebtedness, liens, and dividends or other distributions to stockholders.

      At December 31, 2001 and 2000, the weighted average interest rate on the Company's short-term borrowings was 5.1% and 5.2%, respectively.

      The fair values of the Company's Term Loans and short-term borrowings approximate their recorded values at December 31, 2001 based on similar borrowing agreements offered by other major institutional banks. The fair value of the Notes based on quoted market prices at December 31, 2001 was approximately $60,851.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (DOLLARS IN THOUSANDS, EXCEPT SHARES)

(8)   LONG-TERM DEBT - (CONCLUDED)

      The aggregate maturities of long-term debt outstanding at December 31, 2001 were:

            2002                               $   6,143
            2003                                  13,177
            2004                                  17,050
            2005                                      --
            2006                                      --
            Thereafter                            75,950
                                               ---------
                                               $ 112,320
                                               =========

      For 2001, 2000 and 1999, interest paid was $10,401, $12,170 and $14,098, respectively.

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

      The following table sets forth the change in benefit obligation, change in plan assets and funded status of the pension plans and amounts recognized in the Company's consolidated balance sheets as of December 31:

                                                              2001                                           2000
                                             --------------------------------------         --------------------------------------
                                             Plans in Which          Plans in Which         Plans in Which          Plans in Which
                                             Assets Exceed             Accumulated           Assets Exceed            Accumulated
                                              Accumulated               Benefit               Accumulated              Benefit
                                                 Benefit               Obligation               Benefit               Obligation
                                               Obligation            Exceeds Assets           Obligation            Exceeds Assets
CHANGE IN PROJECTED BENEFIT
   OBLIGATIONS:
   Benefit obligation at beginning of
     year                                       $ 51,137                $ 2,736                $ 44,372                $ 2,265
   Service cost                                    2,603                     75                   2,401                     71
   Interest cost                                   3,988                    233                   3,630                    196
   Amendments                                        228                   (228)                  1,401                     --
   Actuarial loss (gain)                           3,331                   (111)                    651                    308
   Benefits paid                                  (1,566)                  (135)                 (1,318)                  (104)
                                                --------                -------                --------                -------
   Benefit obligations at end of year           $ 59,721                $ 2,570                $ 51,137                $ 2,736
                                                ========                =======                ========                =======

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (DOLLARS IN THOUSANDS, EXCEPT SHARES)

(9)   PENSIONS - (CONTINUED)

                                                              2001                                           2000
                                             --------------------------------------         --------------------------------------
                                             Plans in Which          Plans in Which         Plans in Which          Plans in Which
                                             Assets Exceed             Accumulated           Assets Exceed            Accumulated
                                              Accumulated               Benefit               Accumulated              Benefit
                                                 Benefit               Obligation               Benefit               Obligation
                                               Obligation            Exceeds Assets           Obligation            Exceeds Assets
CHANGE IN PLAN ASSETS:
   Fair value of plan assets at
     beginning of year                          $ 44,230                $    --                $ 43,898                $    --
   Actual (loss) return on plan
     assets                                         (460)                    --                   1,062                     --
   Employer contribution                           1,622                    135                     588                    104
   Benefits paid                                  (1,566)                  (135)                 (1,318)                  (104)
                                                --------                -------                --------                -------
   Fair value of plan asset at end
     of year                                    $ 43,826                $    --                $ 44,230                $    --
                                                ========                =======                ========                =======

                                                              2001                                           2000
                                             --------------------------------------         --------------------------------------
                                             Plans in Which          Plans in Which         Plans in Which          Plans in Which
                                             Assets Exceed             Accumulated           Assets Exceed            Accumulated
                                              Accumulated               Benefit               Accumulated              Benefit
                                                 Benefit               Obligation               Benefit               Obligation
                                               Obligation            Exceeds Assets           Obligation            Exceeds Assets
FUNDED STATUS:
   Funded status                                $(15,895)               $(2,570)               $ (6,907)               $(2,736)
   Unrecognized prior service cost
     (benefit)                                     1,989                   (229)                  1,933                     --
   Unrecognized net actuarial loss
     (gain)                                        1,163                    (50)                 (6,614)                    79
                                                --------                -------                --------                -------
   Accrued pension cost                         $(12,743)               $(2,849)               $(11,588)               $(2,657)
                                                ========                =======                ========                =======

      The components of the net periodic pension costs were as follows:

                                                   Years Ended December 31,
                                              ---------------------------------
                                                2001         2000         1999
                                              -------      -------      -------
      Service cost                            $ 2,678      $ 2,472      $ 2,516
      Interest cost                             4,221        3,826        3,376
      Expected return on plan assets           (3,964)      (4,042)      (3,520)
      Amortization of prior service costs         173          114           28
      Curtailment gain                             --           --         (336)
      Recognized net actuarial gain                (3)        (364)        (123)
                                              -------      -------      -------
         Net periodic pension cost            $ 3,105      $ 2,006      $ 1,941
                                              =======      =======      =======

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (DOLLARS IN THOUSANDS, EXCEPT SHARES)

(9)   PENSIONS - (CONCLUDED)

      Actuarial assumptions used in accounting for the pension plans were:

                                                         Years Ended December 31,
                                                    ---------------------------------
                                                     2001          2000          1999
                                                    -----          ----          ----
Assumed average salary compensation increase          5.0%          5.0%          5.0%
Discount rate                                       7.375%         7.75%         7.75%
Expected long-term rate of return on assets           9.0%          9.0%          9.0%

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

      In accordance with Italian Civil Code, the Company provides employees of SpA a leaving indemnity payable upon termination of employment. The amount of this leaving indemnity is determined by the employee's category, length of service, and overall remuneration earned during service. Amounts included as part of other noncurrent liabilities at December 31, 2001 and 2000 were $4,201 and $4,014, respectively. Leaving indemnity expense was $334, $538 and $634 for 2001, 2000 and 1999, respectively.

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

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (DOLLARS IN THOUSANDS, EXCEPT SHARES)

(10)  POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE - (CONTINUED)

      Unrecognized gains and losses exceeding 10% of the accumulated postretirement benefit obligation are amortized over the average remaining service period of the plan participants.

      The following table presents the plan's change in benefit obligation, change in plan assets and funded status reconciled with amounts recognized in the Company's consolidated balance sheets as of December 31:

                                                           2001          2000
                                                           ----          ----
Change in benefit obligations:
  Benefit obligation at beginning of year                $ 31,332      $ 32,129
  Service cost                                                290           273
  Interest cost                                             2,153         2,352
  Actuarial gain                                           (1,320)         (210)
  Plan participants' contributions                            615           467
  Benefits paid                                            (3,919)       (3,679)
                                                         --------      --------
  Benefit obligation at end of year                      $ 29,151      $ 31,332
                                                         ========      ========

Change in plan assets:
  Fair value of plan assets at beginning of year         $     --      $     --
  Actual return on plan assets                                 --            --
  Employer contribution                                     3,304         3,212
  Plan participants' contribution                             615           467
  Benefit paid                                             (3,919)       (3,679)
                                                         --------      --------
  Fair value of plan assets at end of year               $     --      $     --
                                                         ========      ========

Funded status:
  Funded status                                          $(29,151)     $(31,332)
  Unrecognized net actuarial loss                           2,323         3,643
                                                         --------      --------
  Accrued postretirement cost                            $(26,828)     $(27,689)
                                                         ========      ========

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (DOLLARS IN THOUSANDS, EXCEPT SHARES)

(10)  POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE - (CONTINUED)

      Net periodic postretirement benefit costs included the following components:

                                                    Years Ended December 31,
                                                --------------------------------
                                                 2001         2000         1999
                                                ------       ------       ------
Service cost                                    $  290       $  273       $  320
Interest cost                                    2,153        2,352        2,311
Recognition of net actuarial loss                   --          108          352
                                                ------       ------       ------
     Net periodic postretirement
       benefits cost                            $2,443       $2,733       $2,983
                                                ======       ======       ======

        For measurement purposes, the following medical and dental cost trend rates were assumed in determining the accumulated benefit obligation:

      Medical Cost Trend Rates

      -   Medical prior to age 65              7.5% and 7.0% in 2002 and 2003,
          (Indemnity Plan)                     respectively, ultimately, 4.5%
                                               in 2004 and thereafter.

      -   Medical prior to age 65 (HMOs);      7.5% and 7.0% in 2002 and 2003,
          medical age 65 and older             respectively, ultimately, 4.5% in
                                               2004 and thereafter.

      Dental Cost Trend Rate

      -   Dental costs                         4.5% in 2002 and thereafter.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (DOLLARS IN THOUSANDS, EXCEPT SHARES)

(10)  POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE - (CONCLUDED)

      The effect of a 1% change in health care cost trend rates would have the following impact on the accumulated postretirement benefit obligation and the net annualized postretirement benefit costs:

                                                 2001        2000        1999
                                                 ----        ----        ----
      One percentage point increase:
        - Service cost plus interest            $  30       $  20       $  34
        - Postretirement benefit obligation       354         218         390

      One percentage point decrease:
        - Service cost plus interest cost         (18)        (23)        (38)
        - Postretirement benefit obligation      (405)       (255)       (457)

      Discount rate                             7.375%       7.75%       7.75%

(11)  INCOME TAXES

      Income taxes provision (benefit) consisted of:

                                        Current            Deferred            Total
                                        -------            --------            -----
      2001
           Federal                      $   638            $  (781)           $  (143)
           State                            690               (316)               374
           Foreign                          493               (354)               139
                                        -------            -------            -------
                                        $ 1,821            $(1,451)           $   370
                                        =======            =======            =======

      2000
           Federal                      $ 4,012            $   581            $ 4,593
           State                            666                (58)               608
           Foreign                          469                421                890
                                        -------            -------            -------
                                        $ 5,147            $   944            $ 6,091
                                        =======            =======            =======

      1999
           Federal                      $ 1,897            $   213            $ 2,110
           State                            916               (383)               533
           Foreign                          421                564                985
                                        -------            -------            -------
                                        $ 3,234            $   394            $ 3,628
                                        =======            =======            =======

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (DOLLARS IN THOUSANDS, EXCEPT SHARES)

(11)  INCOME TAXES - (CONTINUED)

      The income taxes for 2000 and 1999 in the table above includes $634 and $500, respectively, which offsets the extraordinary gain related to the early retirement of debt.

      Total income taxes differed from the amounts computed by applying the U.S. Federal income tax rate of 35% for 2001, 35% for 2000 and 34% for 1999 to income before income taxes as follows:

                                                     Years Ended December 31,
                                                ---------------------------------
                                                  2001         2000         1999
                                                -------      -------      -------
Computed "expected" (benefit) expense           $  (363)     $ 4,855      $ 3,242
Increase (reduction) in income tax
   resulting from:
     State taxes, net of federal tax effect         249          425          352
     Foreign taxes                                  493          467          431
     Goodwill                                       655          668          662
     Federal R & D credit                          (165)         (76)          --
     Tax benefit of Foreign Sales Corp.            (801)      (1,010)      (1,390)
     Rate difference on income of
        foreign operations                           29           27          145
     Impact of tax examinations                      --          565           --
     Other, net                                     273          170          186
                                                -------      -------      -------
                                                $   370      $ 6,091      $ 3,628
                                                =======      =======      =======

      U.S. federal, state and foreign net income taxes paid amounted to $2,251, $5,395 and $2,623 for 2001, 2000 and 1999, respectively.

      (Loss) income before taxes from domestic operations amounted to $(1,288), $8,451 and $2,191 for 2001, 2000 and 1999, respectively. Income before taxes from foreign operations amounted to $251, $5,422 and $7,343 for 2001, 2000 and 1999, respectively.

      As a result of losses in current and previous years, the Company has unused net operating loss carryforwards for state income tax purposes of approximately $1,479 at December 31, 2001, which, if not used to offset future state taxable income, will begin to expire in 2009. The Company also has unused foreign net operating losses of $7,101 at December 31, 2001 which will begin to expire in 2002.

      The Company has been subject to the U.S. Alternative Minimum Tax ("AMT") and, therefore, has a cumulative AMT credit carryforward of $2,131 as of December 31, 2001. This carryforward has an unlimited life and may be used to offset federal income taxes in excess of AMT in future periods.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (DOLLARS IN THOUSANDS, EXCEPT SHARES)

(11)  INCOME TAXES - (CONCLUDED)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are presented as follows:

                                                          2001          2000
                                                          ----          ----
Current:
   Deferred tax assets:
       Postretirement benefits                          $  3,183      $  1,837
       Compensated absences                                1,714         1,714
       Workers' compensation                                 791           883
       Alternative minimum tax credit carryforwards          500         1,060
       Net operating losses                                  282           295
       Health benefits                                       190           248
       Other                                               1,022         1,830
                                                        --------      --------
           Deferred tax assets                             7,682         7,867
   Deferred tax liabilities:
       Inventories                                          (727)         (869)
                                                        --------      --------
           Net current deferred tax asset               $  6,955      $  6,998
                                                        ========      ========

Noncurrent:
   Deferred tax assets:
       Postretirement benefits                          $ 13,067      $ 15,095
       Net operating loss carryforwards                    2,276         1,400
       Alternative minimum tax credit carryforwards        1,631         1,553
       Workers' compensation                               1,049           929
       Other                                               1,063         1,700
                                                        --------      --------
           Deferred tax assets                            19,086        20,677
   Deferred tax liabilities:
       Property, plant and equipment                     (23,103)      (25,981)
                                                        --------      --------
           Net noncurrent deferred tax liability        $ (4,017)     $ (5,304)
                                                        ========      ========

      At December 31, 2001, the Company did not establish a valuation allowance to offset any deferred tax assets. Based on projections for future taxable income and the expectation that a significant portion of these deferred tax assets are to be realized by offsetting them against temporary items, it is management's belief that it is more likely than not that all deferred tax assets will be fully realized.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (DOLLARS IN THOUSANDS, EXCEPT SHARES)

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

(13)  401(k) PLAN

      Substantially all of the Company's domestic employees are eligible to participate in 401(k) savings plans. The 401(k) savings plans provide such employees with the opportunity to save for retirement on a tax deferred basis. The Company contributes 50% of the employee's contribution per year up to a limit, as defined in the plan documents. The Company made contributions of $369, $396 and $396 during 2001, 2000 and 1999, respectively.

(14)  RELATED PARTY TRANSACTIONS

      During 2001, 2000 and 1999 the Company incurred management fees of $1,100 from AIP for management services provided. These charges are included in selling, general and administrative expenses.

      The Company has an amount due from Stanadyne Automotive Holding Corp. of $4,216 and $4,061 as of December 31, 2001 and 2000, respectively.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (DOLLARS IN THOUSANDS, EXCEPT SHARES)

(15)  SIGNIFICANT CUSTOMERS

      Sales to customers and their affiliates, which represented approximately 10% or more of consolidated total sales, were as follows:

                                                                   Years Ended December 31,
                                                 ----------------------------------------------------------
                          Segment                  2001        %        2000        %        1999        %
                          -------                -------     ----     -------     ----     -------     ----
Customer A             Diesel Group              $50,220     19.7     $56,872     19.4     $45,359     16.1
Customer B     Precision Engine/Diesel Group      18,891      7.4      29,105     10.0      34,143     12.1
Customer C             Diesel Group               56,741     22.3      65,062     22.2      57,203     20.3

      Accounts receivable balances with these customers and their affiliates were $16,226 and $15,878 at December 31, 2001 and 2000, respectively.

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

      The effect of this indemnification is to limit environmental exposure of known sites. However, there are limitations to this indemnification. Estimates of the cost as of the date of the acquisition for the remediations to be completed by Metromedia at the Windsor, Connecticut and Jacksonville, North Carolina facilities were $1,700 and $300, respectively. Estimates of future costs of environmental matters are inevitably imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the development and application of new technologies, the identification of new sites for which the Company may have remediation responsibility and the apportionment and collectibility of remediation costs among responsible parties. The Company establishes reserves for these environmental matters when a loss is probable and reasonably estimable and has accrued its best estimate, $1,052 and $1,182, with respect to these matters at December 31, 2001 and 2000, respectively. It is reasonably possible that the final resolution of some of these matters may require the Company to make expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. However, management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (DOLLARS IN THOUSANDS, EXCEPT SHARES)

(17)  SEGMENTS

      The Company has two reportable segments, the Diesel Systems Group (the "Diesel Group") and Precision Engine. The Diesel Group manufactures diesel fuel injection equipment including fuel pumps, injectors and filtration systems. This segment accounted for approximately 85%, 85% and 82% of the Company's revenues for 2001, 2000 and 1999, respectively. Precision Engine manufactures roller-rocker arms, hydraulic valve lifters and lash adjusters for gasoline engines. Revenues for Precision Engine accounted for 15%, 15% and 18% of total revenues for 2001, 2000 and 1999, respectively. The Company's reportable segments are strategic business units that offer similar products (engine parts) to customers in related industries (agricultural, industrial and automotive engine manufacturers). The Company considers the Diesel Group and Precision Engine to be two distinct segments because the operating results of each are compiled, reviewed and managed separately. In addition, the products and services of each segment have an end use (gasoline versus diesel engines) which entails different engineering and marketing efforts. There were no intersegment sales between the Diesel Group and Precision Engine for any of the periods presented below.

      The following summarizes key information used by the Company in evaluating the performance of each segment:

                                     As of and For the Year Ended December 31, 2001

                                    Diesel     Precision
                                    Group       Engine     Eliminations      Totals
                                    -----       ------     ------------      ------
Net sales                         $ 216,227    $ 38,223      $     --      $ 254,450
Gross profit (loss)                  46,334         (23)           --         46,311
Depreciation and amortization
   expense                           17,392       3,643            --         21,035
Operating income (loss)              14,989      (5,885)           --          9,104
Net income (loss)                     4,599      (6,006)           --         (1,407)
Total assets                        241,084      48,492       (16,512)       273,064
Total capital expenditures           15,821       2,150            --         17,971

                                     As of and For the Year Ended December 31, 2000

                                    Diesel     Precision
                                    Group       Engine     Eliminations      Totals
                                    -----       ------     ------------      ------
Net sales                         $ 248,404    $ 44,048      $     --      $ 292,452
Gross profit                         57,160       5,701            --         62,861
Depreciation and amortization
   expense                           17,682       3,595            --         21,277
Operating income                     23,946          11            --         23,957
Net income (loss)                     9,047      (1,265)           --          7,782
Total assets                        257,387      45,999       (19,294)       284,092
Total capital expenditures            8,808         657            --          9,465

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (DOLLARS IN THOUSANDS, EXCEPT SHARES)

(17)  SEGMENTS - (CONCLUDED)

                                     As of and For the Year Ended December 31, 1999

                                    Diesel     Precision
                                    Group       Engine     Eliminations     Totals
                                    -----       ------     ------------     ------
Net sales                         $231,048     $50,532       $     --      $281,580
Gross profit                        48,001       9,375             --        57,376
Depreciation and amortization
   expense                          17,491       3,313             --        20,804
Operating income                    17,700       4,160             --        21,860
Net income                           5,050         856             --         5,906
Total assets                       270,530      53,604        (18,029)      306,105
Total capital expenditures           9,439       2,010             --        11,449

(18)  FOREIGN AND GEOGRAPHIC INFORMATION

      The Company has manufacturing operations in the United States, Italy and Brazil. The following is a summary of information by area:

                                        Years Ended December 31,
                                  ----------------------------------
                                    2001         2000         1999
                                  --------     --------     --------
Net sales:
     Domestic - United States     $151,070     $173,802     $168,463
                                  --------     --------     --------
     Foreign net sales:
         England                    25,605       34,417       43,547
         All other                  77,775       84,233       69,570
                                  --------     --------     --------
     Total foreign sales           103,380      118,650      113,117
                                  --------     --------     --------
Net sales                         $254,450     $292,452     $281,580
                                  ========     ========     ========

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (DOLLARS IN THOUSANDS, EXCEPT SHARES)

(18)  FOREIGN AND GEOGRAPHIC INFORMATION - (CONCLUDED)

                                                                  December 31,
                                                          ---------------------------
                                                             2001              2000
                                                          ---------         ---------
      Long-lived assets:
           United States                                  $ 165,006         $ 168,299
           Italy                                             25,064            24,815
           Brazil                                             1,302               814
                                                          ---------         ---------
               Long-lived assets                          $ 191,372         $ 193,928
                                                          =========         =========

      Deferred tax assets (liabilities):
           United States                                  $   2,800         $   1,703
           Italy                                               (931)             (526)
           Brazil                                             1,069               517
                                                          ---------         ---------
               Deferred tax assets                        $   2,938         $   1,694
                                                          =========         =========

(19)  VALUATION AND QUALIFYING ACCOUNTS

      The components of significant valuation and qualifying accounts were as follows:

                                                         Allowance for
                                                         Uncollectible
                                                            Accounts          Inventory
                                                           Receivable         Reserves
                                                         -------------        ---------
      Balance January 1, 1999                                $ 500            $ 4,620

           Charged to costs and expenses                       208                378
           Write-offs                                          (54)            (1,781)
           Effect of exchange rate changes                     (44)              (125)
                                                             -----            -------
      Balance December 31, 1999                                610              3,092

           Charged to costs and expenses                       142                473
           Write-offs                                         (200)              (807)
           Effect of exchange rate changes                     (52)               (64)
                                                             -----            -------
      Balance December 31, 2000                                500              2,694

           Charged to costs and expenses                       139                179
           Write-offs                                         (162)              (389)
           Effect of exchange rate changes                      47                 22
                                                             -----            -------
      Balance December 31, 2001                              $ 524            $ 2,506
                                                             =====            =======

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (DOLLARS IN THOUSANDS, EXCEPT SHARES)

(20)  SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS

      The Notes issued by the Company are guaranteed jointly, fully, severally and unconditionally by the Subsidiary Guarantor on a subordinated basis and are not guaranteed by SpA, SAPL, PEPL and FSC (the "Non-Guarantors").

      Supplemental combining condensed balance sheets as of December 31, 2001 and 2000 and the supplemental combined condensed statements of operations and cash flows for 2001, 2000 and 1999 for the Parent, Subsidiary Guarantor and Non-Guarantor Subsidiaries are presented below. Separate complete financial statements of the Guarantor are not presented because management has determined that they are not material to investors.

                                                                     December 31, 2001
                                        ----------------------------------------------------------------------------
                                         Stanadyne                       Non-                             Stanadyne
                                        Corporation    Subsidiary      Guarantor                       Corporation &
                                           Parent       Guarantor    Subsidiaries    Eliminations       Subsidiaries
                                           ------       ---------    ------------    ------------       ------------
ASSETS
Cash and cash equivalents                $     483      $      5       $    772      $  (1,140)          $     120
Accounts receivable, net                    27,076         5,234          4,577            (15)             36,872
Inventories, net                            18,960         8,947          4,296            457  (c)         32,660
Other current assets                         5,791           649          1,347             37               7,824
                                         ---------      --------       --------      ---------           ---------
         Total current assets               52,310        14,835         10,992           (661)             77,476
Property, plant and equipment, net          82,114        18,445         12,802             --             113,361
Intangible and other assets, net            53,334        12,181         13,564         (1,068) (b)         78,011
Investment in subsidiaries                  42,399        (2,567)            --        (39,832) (a)             --
Due from Stanadyne Automotive
   Holding Corp.                             4,216            --             --             --               4,216
                                         ---------      --------       --------      ---------           ---------
         Total assets                    $ 234,373      $ 42,894       $ 37,358      $ (41,561)          $ 273,064
                                         =========      ========       ========      =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued
   liabilities                           $  34,832      $  6,966       $  4,442      $      (2)          $  46,238
Current maturities of long-term debt
   and capital lease obligations             5,607            --            578             --               6,185
                                         ---------      --------       --------      ---------           ---------
         Total current liabilities          40,439         6,966          5,020             (2)             52,423
Long-term debt and capital lease
   obligations                             106,177            --             --             --             106,177
Other noncurrent liabilities                32,535        11,010          6,263         (1,068) (b)         48,740
Intercompany accounts                      (15,321)        8,904          6,952           (535)                 --
Stockholders' equity                        70,543        16,014         19,123        (39,956) (a)         65,724
                                         ---------      --------       --------      ---------           ---------
         Total liabilities and
           stockholders' equity          $ 234,373      $ 42,894       $ 37,358      $ (41,561)          $ 273,064
                                         =========      ========       ========      =========           =========

(a)   Amount represents the elimination of investments in subsidiaries.
(b)   Reclassify Non-Guarantor deferred tax asset to deferred tax liability.
(c) Amount represents the elimination of inventory for out of period transfers.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (DOLLARS IN THOUSANDS, EXCEPT SHARES)

(20)  SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

                                                                          December 31, 2000
                                             --------------------------------------------------------------------------
                                               Stanadyne                       Non-                         Stanadyne
                                             Corporation     Subsidiary      Guarantor                    Corporation &
                                                Parent        Guarantor    Subsidiaries   Eliminations     Subsidiaries
                                                ------        ---------    ------------   ------------     ------------
ASSETS
Cash and cash equivalents                     $  13,383       $     14       $     85      $     165         $  13,647
Accounts receivable, net                         25,094          3,537          3,399             --            32,030
Inventories, net                                 20,081          7,869          3,948           (105)(c)        31,793
Other current assets                              5,815          1,584          1,234             --             8,633
                                              ---------       --------       --------      ---------         ---------
         Total current assets                    64,373         13,004          8,666             60            86,103
Property, plant and equipment, net               79,212         19,141         12,612             --           110,965
Intangible and other assets, net                 57,499         12,964         13,017           (517)(b)        82,963
Investment in subsidiaries                       42,742         (1,111)            --        (41,631)(a)            --
Due from Stanadyne Automotive
   Holding Corp.                                  4,061             --             --             --             4,061
                                              ---------       --------       --------      ---------         ---------
         Total assets                         $ 247,887       $ 43,998       $ 34,295      $ (42,088)        $ 284,092
                                              =========       ========       ========      =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued
   liabilities                                $  34,686       $  5,231       $  4,530      $      --         $  44,447
Current maturities of long-term debt
   and capital lease obligations                  6,662             --            574             --             7,236
                                              ---------       --------       --------      ---------         ---------
         Total current liabilities               41,348          5,231          5,104             --            51,683
Long-term debt and capital lease
   obligations                                  115,667             --             41             --           115,708
Other noncurrent liabilities                     33,779         11,508          5,683           (517)(b)        50,453
Intercompany accounts                           (14,926)         7,909          6,616            401                --
Stockholders' equity                             72,019         19,350         16,851        (41,972)(a)        66,248
                                              ---------       --------       --------      ---------         ---------
         Total liabilities and
           stockholders' equity               $ 247,887       $ 43,998       $ 34,295      $ (42,088)        $ 284,092
                                              =========       ========       ========      =========         =========

(a)   Amount represents the elimination of investments in subsidiaries.
(b)   Reclassify Non-Guarantor deferred tax asset to deferred tax liability.
(c) Amount represents the elimination of inventory for out of period transfers.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (DOLLARS IN THOUSANDS, EXCEPT SHARES)

(20)  SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

                                                                   Year Ended December 31, 2001
                                         -----------------------------------------------------------------------------
                                          Stanadyne                         Non-                           Stanadyne
                                         Corporation     Subsidiary       Guarantor                      Corporation &
                                            Parent       Guarantor      Subsidiaries     Eliminations     Subsidiaries
                                         -----------     ----------     ------------     ------------    -------------
Net sales                                  $200,181       $ 37,666        $ 21,875        $(5,272) (a)      $ 254,450
Cost of goods sold                          155,302         37,099          21,253         (5,515) (a)        208,139
                                           --------       --------        --------        -------           ---------
         Gross profit                        44,879            567             622            243              46,311
Selling, general, administrative and
   other operating expenses                  30,036          4,598           2,585            (12)             37,207
Intercompany FSC commissions                  3,387            127          (3,514)            --                  --
                                           --------       --------        --------        -------           ---------
         Operating income (loss)             11,456         (4,158)          1,551            255               9,104
Interest, net                                 8,001            584           1,415            141              10,141
                                           --------       --------        --------        -------           ---------
         Income (loss) before income
           taxes (benefit)                    3,455         (4,742)            136            114              (1,037)
Income taxes (benefit)                            5           (152)            517             --                 370
                                           --------       --------        --------        -------           ---------
         Net income (loss)                 $  3,450       $ (4,590)       $   (381)       $   114           $  (1,407)
                                           ========       ========        ========        =======           =========

(a)   To eliminate intercompany sales and cost of sales.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (DOLLARS IN THOUSANDS, EXCEPT SHARES)

(20)  SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

                                                                   Year Ended December 31, 2000
                                         -----------------------------------------------------------------------------
                                          Stanadyne                         Non-                           Stanadyne
                                         Corporation     Subsidiary       Guarantor                      Corporation &
                                            Parent       Guarantor      Subsidiaries   Eliminations       Subsidiaries
                                            ------       ---------      ------------   ------------       ------------
Net sales                                  $228,375       $ 44,230        $ 20,433        $  (586) (a)      $ 292,452
Cost of goods sold                          174,424         38,492          17,275           (600) (a)        229,591
                                           --------       --------        --------        -------           ---------
         Gross profit                        53,951          5,738           3,158             14              62,861
Selling, general, administrative and
   other operating expenses                  32,025          4,593           2,449           (163)             38,904
Intercompany FSC commission                   4,163            259          (4,422)            --                  --
                                           --------       --------        --------        -------           ---------
         Operating income                    17,763            886           5,131            177              23,957
Interest, net                                 9,706            325           1,476            162              11,669
                                           --------       --------        --------        -------           ---------
         Income before income taxes
           and extraordinary item             8,057            561           3,655             15              12,288
Income taxes                                  3,060            999           1,398             --               5,457
                                           --------       --------        --------        -------           ---------
         Income (loss) before
           extraordinary item                 4,997           (438)          2,257             15               6,831
Extraordinary gain, net                         951             --              --             --                 951
                                           --------       --------        --------        -------           ---------
         Net income (loss)                 $  5,948       $   (438)       $  2,257        $    15           $   7,782
                                           ========       ========        ========        =======           =========

(a)   To eliminate intercompany sales and cost of sales.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (DOLLARS IN THOUSANDS, EXCEPT SHARES)

(20)  SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

                                                                   Year Ended December 31, 1999
                                         -----------------------------------------------------------------------------
                                          Stanadyne                          Non-                           Stanadyne
                                         Corporation     Subsidiary       Guarantor                      Corporation &
                                            Parent       Guarantor      Subsidiaries   Eliminations       Subsidiaries
                                            ------       ---------      ------------   ------------       ------------
Net sales                                  $207,348       $ 50,647        $ 24,199        $  (614) (a)      $ 281,580
Cost of goods sold                          161,004         41,235          22,474           (509) (a)        224,204
                                           --------       --------        --------        -------           ---------
         Gross profit                        46,344          9,412           1,725           (105)             57,376
Selling, general, administrative and
   other operating expenses                  30,588          4,092             804             32              35,516
Intercompany FSC commissions                  5,711            683          (6,394)            --                  --
                                           --------       --------        --------        -------           ---------
         Operating income                    10,045          4,637           7,315           (137)             21,860
Interest, net                                11,036          1,127           1,423            (10)             13,576
                                           --------       --------        --------        -------           ---------
         (Loss) income before income
           taxes (benefit) and
           extraordinary item                  (991)         3,510           5,892           (127)              8,284
Income taxes (benefit)                         (815)         2,285           1,658             --               3,128
                                           --------       --------        --------        -------           ---------
         (Loss) income before
           extraordinary item                  (176)         1,225           4,234           (127)              5,156
Extraordinary gain, net                         750             --              --             --                 750
                                           --------       --------        --------        -------           ---------
         Net income (loss)                 $    574       $  1,225        $  4,234        $  (127)          $   5,906
                                           ========       ========        ========        =======           =========

(a)   To eliminate intercompany sales and cost of sales.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(20)  SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

                                                                         Year Ended December 31, 2001
                                                 --------------------------------------------------------------------------
                                                  Stanadyne                        Non-                         Stanadyne
                                                 Corporation     Subsidiary      Guarantor                    Corporation &
                                                   Parent        Guarantor     Subsidiaries    Eliminations    Subsidiaries
                                                   ------        ---------     ------------    ------------    ------------
Cash flows from operating activities:
     Net income (loss)                            $  3,450        $(4,590)       $  (381)         $   114        $ (1,407)
     Adjustments to reconcile net income
       (loss) to net cash provided by (used
       in) operating activities:
           Depreciation and amortization            16,028          3,609          1,398               --          21,035
           Other adjustments                          (884)          (254)          (356)              --          (1,494)
           Changes in operating assets
              and liabilities                       (6,281)         3,348          1,008           (2,063)         (3,988)
                                                  --------        -------        -------          -------        --------
           Net cash provided by (used in)
              operating activities                  12,313          2,113          1,669           (1,949)         14,146
                                                  --------        -------        -------          -------        --------

Cash flows from investing activities:
     Capital expenditures                          (15,280)        (2,122)          (960)             391         (17,971)
     Proceeds from disposal of property,
       plant and equipment                             613             --              8             (391)            230
                                                  --------        -------        -------          -------        --------
           Net cash used in investing
              activities                           (14,667)        (2,122)          (952)              --         (17,741)
                                                  --------        -------        -------          -------        --------

Cash flows from financing activities:
     Net change in debt                            (10,545)            --            (29)              --         (10,574)
                                                  --------        -------        -------          -------        --------
           Net cash used in financing
              activities                           (10,545)            --            (29)              --         (10,574)
                                                  --------        -------        -------          -------        --------

Net (decrease) increase in cash and cash
   equivalents                                     (12,899)            (9)           688           (1,949)        (14,169)
Effect of exchange rate changes on cash                 (1)            --             (1)             644             642
Cash and cash equivalents at
   beginning of year                                13,383             14             85              165          13,647
                                                  --------        -------        -------          -------        --------
Cash and cash equivalents at
   end of year                                    $    483        $     5        $   772          $(1,140)       $    120
                                                  ========        =======        =======          =======        ========

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(20)  SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

                                                                        Year Ended December 31, 2000
                                                 --------------------------------------------------------------------------
                                                  Stanadyne                        Non-                         Stanadyne
                                                 Corporation     Subsidiary      Guarantor                    Corporation &
                                                   Parent        Guarantor     Subsidiaries    Eliminations    Subsidiaries
                                                   ------        ---------     ------------    ------------    ------------
Cash flows from operating activities:
     Net income (loss)                            $  5,948        $  (438)       $ 2,257          $    15        $  7,782
     Adjustments to reconcile net income
       (loss) to net cash provided by (used
       in) operating activities:
           Depreciation and amortization            16,336          3,561          1,380               --          21,277
           Other adjustments                           116           (163)           424               --             377
           Changes in operating assets
              and liabilities                        8,854         (2,489)          (564)            (175)          5,626
                                                  --------        -------        -------          -------        --------
           Net cash provided by (used in)
              operating activities                  31,254            471          3,497             (160)         35,062
                                                  --------        -------        -------          -------        --------

Cash flows from investing activities:
     Capital expenditures                           (8,029)          (508)          (928)              --          (9,465)
     Proceeds from disposal of property,
       plant and equipment                             200             49              2               --             251
                                                  --------        -------        -------          -------        --------
           Net cash used in investing
              activities                            (7,829)          (459)          (926)              --          (9,214)
                                                  --------        -------        -------          -------        --------

Cash flows from financing activities:
     Net change in debt                            (13,802)            --         (2,668)              --         (16,470)
                                                  --------        -------        -------          -------        --------
           Net cash used in financing
              activities                           (13,802)            --         (2,668)              --         (16,470)
                                                  --------        -------        -------          -------        --------

Net increase (decrease) in cash and cash
   equivalents                                       9,623             12            (97)            (160)          9,378
Effect of exchange rate changes on cash                 --             --             (2)             214             212
Cash and cash equivalents at
   beginning of year                                 3,760              2            184              111           4,057
                                                  --------        -------        -------          -------        --------
Cash and cash equivalents at
   end of year                                    $ 13,383        $    14        $    85          $   165        $ 13,647
                                                  ========        =======        =======          =======        ========

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(20)  SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS - (CONCLUDED)

                                                                        Year Ended December 31, 1999
                                                 --------------------------------------------------------------------------
                                                  Stanadyne                        Non-                         Stanadyne
                                                 Corporation     Subsidiary      Guarantor                    Corporation &
                                                   Parent        Guarantor     Subsidiaries    Eliminations    Subsidiaries
                                                   ------        ---------     ------------    ------------    ------------
Cash flows from operating activities:
     Net income (loss)                            $    574        $ 1,225        $ 4,234          $  (127)       $  5,906
     Adjustments to reconcile net income
       (loss) to net cash provided by (used
       in) operating activities:
           Depreciation and amortization            15,902          3,306          1,596               --          20,804
           Other adjustments                          (191)          (652)           564               --            (279)
           Changes in operating assets
              and liabilities                       10,156         (2,679)        (7,909)             (85)           (517)
                                                  --------        -------        -------          -------        --------
           Net cash provided by (used in)
              operating activities                  26,441          1,200         (1,515)            (212)         25,914
                                                  --------        -------        -------          -------        --------

Cash flows from investing activities:
     Capital expenditures                           (8,854)        (1,792)          (803)              --         (11,449)
     Proceeds from disposal of property,
       plant and equipment                              71            618             --               --             689
     Investment in subsidiaries                     (3,963)           (29)            --            3,992              --
                                                  --------        -------        -------          -------        --------
           Net cash (used in) provided by
              investing activities                 (12,746)        (1,203)          (803)           3,992         (10,760)
                                                  --------        -------        -------          -------        --------

Cash flows from financing activities:
     Net change in debt                            (14,791)            --         (1,461)              --         (16,252)
     Net change in equity                               --             --          3,992           (3,992)             --
                                                  --------        -------        -------          -------        --------
           Net cash (used in) provided by
              financing activities                 (14,791)            --          2,531           (3,992)        (16,252)
                                                  --------        -------        -------          -------        --------

Net (decrease) increase in cash and cash
   equivalents                                      (1,096)            (3)           213             (212)         (1,098)
Effect of exchange rate changes on cash                 (3)            --            (34)              60              23
Cash and cash equivalents at
   beginning of year                                 4,859              5              5              263           5,132
                                                  --------        -------        -------          -------        --------
Cash and cash equivalents at
   end of year                                    $  3,760        $     2        $   184          $   111        $  4,057
                                                  ========        =======        =======          =======        ========

                                     ******

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age as of December 31, 2001 and position with the Company of each person who is a member of the Board of Directors or an executive officer of the Company. All directors serve for the term for which they are elected or until their successors are duly elected and qualified or until death, retirement, resignation or removal. All directors of the Company are also directors of Holdings.

Name                      Age                                Position
----                      ---                                --------
William D. Gurley         53     President, Chief Executive Officer and Director, Stanadyne Corporation
Stephen S. Langin         43     Vice President, Chief Financial Officer and Secretary, Stanadyne Corporation
Donald Buonomo            62     Vice President, Quality and Reliability, Stanadyne Corporation
Leon P. Janik             58     Vice President and General Manager, Power Products and Fuel Injectors,
                                 Stanadyne Corporation
William W. Kelly          50     Vice President and General Manager, Fuel Pumps, Stanadyne Corporation
Jean S. McCarthy          54     Vice President, Human Resources, Stanadyne Corporation
Mark E. Murray            50     Vice President, Precision Components and Assembly, Stanadyne Corporation
Michael J. O'Day          42     Vice President and General Manager, Precision Engine Products Corp.
W. Richard Bingham        66     Director
Kenneth J. Diekroeger     39     Director
Kirk R. Ferguson          33     Director
Kim A. Marvin             40     Director
Theodore C. Rogers        67     Director and Chairman of the Board

Mr. Gurley joined Stanadyne's Diesel Systems Division in 1984. In 1989, Mr. Gurley became Executive Vice President, Marketing, Engineering and Operations and was elected as a director of Stanadyne Corporation. In 1995, he became President and Chief Executive Officer of the Company.

Mr. Langin joined Stanadyne's Diesel Systems Division in 1981. In 1989, Mr. Langin became Controller, Stanadyne Corporation and on February 7, 2001 became Vice President and Chief Financial Officer.

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

Mr. Kelly joined Stanadyne in 1982. Effective with the formation of Stanadyne Corporation in 1988, Mr. Kelly was appointed to Vice President of Engineering and Marketing for Diesel Systems Division and in 1998 became Vice President and General Manager, Fuel Pumps.

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

Mr. O'Day joined Stanadyne's Precision Engine Products Corp. in April 2000 and became Vice President and General Manager, Precision Engine Products Corp. in October 2000. Prior to joining Stanadyne, he served with International Fuel Cells as Vice President, Business Development from 1999 to 2000. Mr. O'Day also was employed with various business units of United Technologies Automotive as Vice President, General Motors Business Unit from 1997 to 1999, Vice President, Quality and Enterprise Productivity from 1996 to 1997 and Director, Sales/Marketing and Manufacturing Planning from 1995 to 1996.

Mr. Bingham co-founded AIP with Theodore C. Rogers in 1988 and, with Mr. Rogers, is responsible for the overall management of the firm. Mr. Bingham was a Managing Director of Shearson Lehman Brothers from 1984 to 1987. Prior to joining Shearson Lehman Brothers, Mr. Bingham was a Director of the Corporate Finance Department, a member of the board, and head of Mergers and Acquisitions at Lehman Brothers Kuhn Loeb Inc. Prior thereto, he directed investment-banking operations at Kuhn Loeb & Company where he was a partner and member of the board and executive committee. Mr. Bingham also serves as a director of Bucyrus International, Great Lakes Carbon Corporation, MBA Polymers, Sanluis Developments, L.L.C., and Dearfield Associates. He was elected to the Board of Directors of the Company in December 1997.

Mr. Diekroeger is a founder and managing director of Golden Gate Capital, a San Francisco based private equity firm. Prior to joining Golden Gate Capital in 2000, he was a managing director and partner with AIP from 1996 to 2000, where he sourced, executed and served as a director for several investments and buyouts. He was elected to the Board of Directors of the Company in December 1997.

Mr. Ferguson joined the New York office of AIP in 2001 and serves as a Managing Director of the firm. Mr. Ferguson was previously a principal of Saratoga Partners, a private equity investment firm where he had been employed from 1997 to 2001. He was elected to the Board of Directors of the Company in September 2001. Additionally, he currently serves or has served as a director of several private companies.

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

ITEM 11. EXECUTIVE COMPENSATION

The compensation of executive officers of the Company is determined by the Board of Directors of the Company. The following table sets forth information concerning the five most highly compensated officers of the Company (the "Named Executive Officers") for services rendered in fiscal 2001, 2000 and 1999.

                           SUMMARY COMPENSATION TABLE

                                                                        Long Term
                                                                       Compensation
                                                                          Awards
                                           Annual Compensation (1)      Securities
                                           -----------------------      Underlying       All Other
Name and Position               Year        Salary         Bonus      Options (#)(3)  Compensation (2)
-----------------               ----        ------         -----      --------------  ----------------
William D. Gurley               2001       $371,000       $ 53,053           --           $24,021
   (President, Chief            2000        358,000        269,143           --            24,021
   Executive Officer and        1999        345,000        395,715          842            15,829
   Director)

Stephen S. Langin               2001        176,344         25,630           --               300
   (Vice President, Chief
   Financial Officer and
   Secretary)

Leon P. Janik                   2001        238,250         68,616           --            25,015
   (Vice President and          2000        223,750        200,755           --            25,015
   General Manager)             1999        213,500        244,244          324             7,277

William W. Kelly                2001        242,500         69,840           --            14,073
   (Vice President and          2000        234,000        209,952           --            14,073
   General Manager)             1999        225,500        257,972          432             8,055

Mark E. Murray                  2001        165,000         38,016           --            95,292
   (Vice President)

(1) None of the Named Executive Officers received personal benefits or other annual compensation in excess of the lesser of $50,000 or 10% of the combined salary and bonus in each respective year.

(2) All Other Compensation included the employer match under the Company's 401(k) savings plan for each Named Executive Officer of $300 per year. The remainder of the balance is the premium paid for executive life insurance, with the exception that Mr. Murray was reimbursed $94,992 for moving expenses.

(3)   Options are for shares of common stock in Holdings.

EMPLOYMENT AGREEMENTS

The Company has entered into identical employment agreements with Messrs. Gurley and Kelly. Pursuant to these agreements, Messrs. Gurley and Kelly served in their noted capacities during 2001 at current base salaries of $371,000 and $242,500, respectively. These salaries are reviewed at least annually and shall be increased to be consistent with increases in base salary awarded in the ordinary course of business to other key executives.

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

Messrs. Langin, Janik and Murray are at-will employees.

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

OPTION GRANTS

There were no stock options granted to the Named Executive Officers during the year ended December 31, 2001.

STOCK OPTION EXERCISES

There were no stock options exercised by the Named Executive Officers during the twelve months ended December 31, 2001. For the number of shares underlying exercisable options held by the Named Executive Officers at December 31, 2001, see the table in Item 12.

EMPLOYEE BENEFIT PLANS

401(k) PLANS

The Company sponsors two savings plans which are intended to be qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. All regular U.S. employees, except Tallahassee hourly employees, are eligible to participate in the Stanadyne Corporation Savings Plus Plan (the "SAC Savings Plan"). Beginning on January 1, 1998, hourly employees at the Tallahassee Plant were eligible to participate in the Precision Engine Products Corp. Retirement Fund (the "PEPC 401(k) Plan"). The maximum matching contribution for any participant, excluding the participants in the PEPC 401(k) Plan, for any year is 50% of such participant's contributions up to a maximum amount of $300.00. The participants in the PEPC 401(k) Plan receive a Company contribution of $300.00 per year plus a maximum matching contribution of $200.00.

THE STANADYNE CORPORATION PENSION PLAN

The Stanadyne Corporation Pension Plan provides benefits for all domestic non-collectively bargained, salaried employees of the Company and hourly employees of the Company employed at the Windsor, Washington and Jacksonville facilities. Salaried employees who participate in the Stanadyne Corporation Pension Plan are provided benefits calculated under one of two different formulas. Salaried participants are entitled to the greater of the two benefit amounts. Under Formula One, benefits are based upon (i) a percentage of the monthly average compensation received by a participant during the five consecutive calendar years of employment that would produce the highest such average (the "Final Average Compensation"), (ii) the years of service of the participant with the Company and certain related or predecessor employers ("Years of Credited Service"), and (iii) a percentage of the primary age 65 Social Security benefit. Specifically, the accrued benefit payable under Formula One of the Stanadyne Corporation Pension Plan is equal to (w) + (x) - (y) - (z), where

(w) = 1.7% of Final Average Compensation times Years of Credited Service (not in excess of 30)

(x) = 1% of Final Average Compensation times Years of Credited Service in excess of 30

(y) = 1.66% of primary Social Security times Years of Credited Service (not in excess of 30)

(z) = Annuity for employees actively employed prior to July 2, 1988 (where applicable)

Formula Two under the Stanadyne Corporation Pension Plan provides salaried participants with an accrued monthly benefit equal to $21.00 times Years of Credited Service less an Annuity for employees actively employed prior to July 2, 1988 (where applicable).

Benefits provided under the Stanadyne Corporation Pension Plan for hourly employees are based upon (i) a fixed amount per month and (ii) the years of service of the participant with the Company and certain related or predecessor employers ("Years of Credited Service"). Specifically, the accrued monthly benefit ordinarily payable under the Stanadyne Corporation Pension Plan for hourly employees employed at the Washington and Jacksonville locations is equal to: $14.00 multiplied by the participant's Years of Credited Service. Hourly employees employed at the Windsor facility receive a monthly benefit of $21.00 multiplied by Years of Credited Service.

For purposes of the Stanadyne Corporation Pension Plan, compensation used in the determination of Final Average Compensation includes total earnings received for personal services to the Company. The total compensation that can be considered for any purpose under the Stanadyne Corporation Pension Plan is limited to $200,000 for 2001, 2000 and 1999 pursuant to requirements imposed by the Internal Revenue Code of 1986, as amended (the "Code"), as amended by the Economic Growth and Tax Relief Reconciliation Act ("EGTRRA") for prior years as well as for future years. The Code also places certain other limitations on the annual benefits that may be paid under the Plan.

The Company has also adopted two nonqualified plans entitled the "Stanadyne Corporation Benefit Equalization Plan" and the "Stanadyne Corporation Supplemental Retirement Plan" (together, the "SERP"), which are designed to supplement the benefits payable under the Stanadyne Corporation Pension Plan for designated employees. The annual benefit payable under the SERP is equal to the difference between the benefit the designated employee would have received under the Stanadyne Corporation Pension Plan if certain Code limitations did not apply and the designated employee's SAC Pension Plan benefit.

Benefits may be paid under the Stanadyne Corporation Pension Plan and the SERP in the form of (i) a straight-life annuity for the life of the participant; (ii) a 50% joint and survivor annuity for the lives of the participant and spouse;
(iii) a 75% or 100% joint and survivor annuity whereby the participant receives a reduced monthly benefit for life and the spouse receives 75% or 100% of such reduced monthly benefit for life; and (iv) for participants with an accrued benefit of $5,000.00 or less, a lump sum.

                            Pension Plan Table (1)(2)

                                                        Years of Service
                                                        ----------------
Final Average Compensation           15           20           25           30           35
--------------------------           --           --           --           --           --
$125,000 ....................     $ 27,755     $ 37,007     $ 46,259     $ 55,510     $ 61,760
 150,000 ....................       34,130       45,507       56,884       68,260       75,760
 175,000 ....................       40,505       54,007       67,509       81,010       89,760
 200,000 ....................       46,880       62,507       78,134       93,760      103,760
 225,000 ....................       53,255       71,007       88,759      106,510      117,760
 250,000 ....................       59,630       79,507       99,384      119,260      131,760
 300,000 ....................       72,380       96,507      120,634      144,760      159,760
 400,000 ....................       97,880      130,507      163,134      195,760      215,760
 450,000 ....................      110,630      147,507      184,384      221,260      243,760
 500,000 ....................      123,380      164,507      205,634      246,760      271,760

Note:

(1) Amounts shown represent the annual single-life benefit at age 65 from the Stanadyne Corporation Pension Plan (as defined herein) plus the benefit from the SERP (as defined herein).

(2) For this illustration, the annual social security benefit was assumed to be $16,476 for the calculation of the Social Security offset.

The Years of Credited Service under the Stanadyne Corporation Pension Plan at December 31, 2001, were 17.8, 20.8, 31.8, 20.0 and 1.0 for Messrs. Gurley,
Langin, Janik, Kelly and Murray, respectively. The estimated annual benefits payable under the Stanadyne Corporation Pension Plan and the SERP, assuming termination on December 31, 2001 and retirement at age 65, are illustrated as follows:

                                Estimated Accrued
                         Pension Benefit as of 12/31/01

                                          The
                                       Stanadyne
                                      Corporation
                                     Pension Plan*      The SERP          Total
                                     -------------      --------          -----
Gurley ........................         $49,754         $82,659         $132,413
Langin ........................          35,673           1,188           36,861
Janik .........................          70,481          49,936          120,417
Kelly .........................          52,697          35,991           88,688
Murray ........................             N/A             N/A              N/A

*     Based on EGTRRA $200,000 pensionable compensation limit.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company is authorized by its Certificate of Incorporation to issue 10,000 shares of common stock, par value $.01 per share ("Company Common Stock"). Holdings owns all of the issued and outstanding 1,000 shares of Company Common Stock. Holdings is authorized by its Certificate of Incorporation to issue 1,200,000 shares of common stock, par value $.01 per share ("Holdings Common Stock") of which 993,986 shares were outstanding on December 31, 2001. AIP and management of the Company own substantially all of Holdings Common Stock. Holdings has adopted the Stock Plan, which provides for the grant to certain key employees and/or directors of the Company of stock options that are non-qualified options for federal income tax purposes.

As of December 31, 2001, there were 19 holders of record of shares of Holdings Common Stock. The following table sets forth certain information regarding beneficial ownership of Holdings Common Stock as of December 31, 2001, assuming the exercise of stock options exercisable within 60 days of such date, by (i) each person who is known by Holdings to be the beneficial owner of more than 5% of Holdings Common Stock, (ii) each of the Company's directors and the named executive officers in the Summary Compensation Table and (iii) all directors and executive officers as a group. To the knowledge of the Company, each stockholder has sole voting and investment power as to the shares of Holdings Common Stock shown unless otherwise noted. Except as indicated below, the address for each such person is c/o Stanadyne Corporation, 92 Deerfield Road, Windsor, CT 06095.

                                                                                       Exercisable
                                                                       Total           Options (3)
                             Name                                    Number (1)      Included in Total     Percentage
                             ----                                    ----------      -----------------     ----------
American Industrial Partners Capital Fund II, L.P. (2) ..........     951,301                  0             94.06%
W. Richard Bingham (2) ..........................................           0                  0                 *
Kenneth J. Diekroeger (5) .......................................           0                  0                 *
Kirk R. Ferguson (4) ............................................           0                  0                 *
Kim A. Marvin (2) ...............................................           0                  0                 *
William D. Gurley ...............................................      20,792              6,692              2.06%
William W. Kelly ................................................      11,726              3,432              1.16%
Leon P. Janik ...................................................       8,257              2,574                 *
Stephen S. Langin ...............................................       1,673                486                 *
Mark E. Murray ..................................................           0                  0                 *
Theodore C. Rogers (4) ..........................................           0                  0                 *
All directors and executive officers as a group (10 persons) ....      44,514             13,671              4.40%

*     Represents less than 1%

(1) Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities and Exchange Commission. In computing the number of shares of Holdings Common Stock beneficially owned by a person and the percentage of beneficial ownership of that person, shares of Holdings Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of each other person. The persons named in this table have sole voting and investment power with respect to all shares of Holdings Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

(2) The address of such entity or person is One Maritime Plaza, Suite 2525, San Francisco, California 94111.

(3) Represents an aggregate of 13,671 shares of Holdings Common Stock held by directors and executive officers which are issuable upon exercise of options exercisable within 60 days of the date December 31, 2001.

(4) The address of such person is 551 Fifth Avenue, Suite 3800, New York, New York 10176.

(5) The address of such person is One Embarcadero, 33rd Floor, San Francisco, CA 94111

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

      3.    Exhibits:

TABLE
NUMBER                                DESCRIPTION
------      --------------------------------------------------------------------
3.1         (1) Amended and Restated Certificate of Incorporation of Stanadyne
            Automotive Corp.
3.1.1       (9) Certificate of Amendment of Certificate of Incorporation of
            Stanadyne Automotive Corp.
3.2         (1) Amended and Restated By-laws of Stanadyne Automotive Corp.
4.1         (1) Indenture dated as of December 11, 1997 between Stanadyne
            Automotive Corp., DSD International Corp., Precision Engine Products
            Corp. and United States Trust Company of New York
4.2         (1) Purchase Agreement dated as of December 4, 1997 among SAC
            Automotive, Inc. and Donaldson, Lufkin & Jenrette
4.3         (1) Registration Rights Agreement dated as of December 11, 1997 by and among Stanadyne Automotive Corp. and Donaldson, Lufkin &
            Jenrette
10.1        (1) Credit Agreement dated as of December 11, 1997 among SAC
            Automotive, Inc., Stanadyne Automotive Corp., the Lenders listed therein, as Lenders, DLJ Capital Funding, Inc., as Syndication
            Agent, and The First National Bank of Chicago, as Administrative
            Agent
10.1.1      (3) First Amendment To Credit Agreement dated July 31, 1998 to amend the Credit Agreement dated as of December 11, 1997 among SAC
            Automotive, Inc., Stanadyne Automotive Corp., the Lenders listed therein, as Lenders, DLJ Capital Funding, Inc., as Syndication
            Agent, and The First National Bank of Chicago, as Administrative
            Agent
10.1.2      (4) Second Amendment To Credit Agreement dated February 8, 1999 to amend the Credit Agreement dated as of December 11, 1997, as amended as of July 31, 1998, among SAC Automotive, Inc., Stanadyne
            Automotive Corp., the Lenders listed therein, as Lenders, DLJ
            Capital Funding, Inc., as Syndication Agent, and The First National
            Bank of Chicago, as Administrative Agent
10.1.3      (5) Consent Regarding Repurchase of Senior Subordinated Notes to the
            Credit Agreement dated September 24, 1999 to grant a consent to the
            Credit Agreement dated as of December 11, 1997, as amended as of
            July 31, 1998 and February 8, 1999, among SAC Automotive, Inc.,
            Stanadyne Automotive Corp., the Lenders listed therein, as Lenders,
            DLJ Capital Funding, Inc., as Syndication Agent, and The First
            National Bank of Chicago, as Administrative Agent
10.1.4      (7) Consent Regarding Repurchase of Senior Subordinated Notes dated
            January 24, 2000

10.1.5      (8) Limited Waiver Regarding Stanadyne Corporation dated August 10,
            2001 with respect to the Credit Agreement dated as of December 11,
            1997, as amended, among Stanadyne Automotive Corp., SAC Automotive,
            Inc., the Lenders and Bank One, NA as administrative agent for
            Lenders
10.1.6      (9) Third Amendment to Credit Agreement dated August 24, 2001 to amend the Credit Agreement dated as of December 11, 1997, as amended, among Stanadyne Corporation, SAC Automotive, Inc., the
            Lenders and Bank One, NA as administrative agent for Lenders
10.2        (1) Stock Purchase Agreement dated November 7, 1997 for the Purchase of Stanadyne Automotive Holding Corp. among SAC, Inc., a
            wholly-owned subsidiary of American Industrial Partners Capital Fund
            II, L.P., Stanadyne Automotive Holding Corp., and Stanadyne
            Automotive Holding Corp. Shareholders
10.3        (1) Form of Amended and Restated Employment Agreement by and between
            Stanadyne Automotive Corp. and William Gurley and William Kelly
10.5        (1) Stanadyne Automotive Corp. Pension Plan effective December 31,
            1994
10.6        (1) Stanadyne Automotive Corp. Savings Plus Plan restated as of
            January 1, 1993
10.7        (1) Precision Engine Products Corp. Retirement Fund effective as of
            January 1, 1998
10.8        (1) Stanadyne Automotive Corp. Benefit Equalization Plan effective as of January 1, 1992
10.9        (1) Stanadyne Automotive Corp. Supplemental Retirement Plan
            effective as of January 1, 1992
10.10       (1) Supply Agreement dated as of December 8, 1995 between Precision
            Engine Products Corp. and the Ina Bearing Company (Pursuant to Rule
            24b-2 under The Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)
10.12       (1) Customer Agreement dated as of January 22, 1996 between
            Stanadyne Automotive Corp. and General Motors Powertrain Group
            (Pursuant to Rule 24b-2 under The Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)
10.12.1     (2) Amendment dated March 13, 1998 to Customer Agreement dated as of
            January 22, 1996 between Stanadyne Automotive Corp. and General
            Motors Powertrain Group (Pursuant to Rule 24b-2 under The Exchange
            Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)
10.13       (2) Management Services Agreement dated as of December 11, 1997 between Stanadyne Automotive Corp. and American Industrial Partners.
10.14       (6) Stanadyne Automotive Holding Corp. Management Stock Option Plan
            effective as of June 5, 1998
10.15       Customer Agreement dated as of December 14, 2001 between Stanadyne
            Corporation and Deere & Company (Pursuant to Rule 24b-2 under The
            Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)
12.1        Statement of Computation of Ratios
21.1        Subsidiaries of Stanadyne Corporation

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

(8) Incorporated by reference to corresponding exhibit filed as an exhibit to Form 10-Q filed August 14, 2001.

(9) Incorporated by reference to corresponding exhibit filed as an exhibit to Form 10-Q filed November 13, 2001.

(b)   Reports on Form 8-K:

      No reports on Form 8-K were filed during the last quarter of the period covered by this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Stanadyne Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Stanadyne Corporation
                                         ---------------------
                                         (Registrant)


Date: March 28, 2002                 By: /s/ William D. Gurley
      --------------                     ---------------------------------------
                                         William D. Gurley
                                         President and Chief Executive
                                           Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of Stanadyne Corporation and in the capacities and on the dates indicated.


Date: March 28, 2002                 By: /s/ William D. Gurley
      --------------                     ---------------------------------------
                                         William D. Gurley
                                         President, Chief Executive Officer and
                                         Director


Date: March 28, 2002                 By: /s/ Stephen S. Langin
      --------------                     ---------------------------------------
                                         Stephen S. Langin
                                         Vice President, Chief Financial Officer
                                         and Secretary


Date: March 28, 2002                 By: /s/ W. Richard Bingham
      --------------                     ---------------------------------------
                                         W. Richard Bingham
                                         Director


Date: March 28, 2002                 By: /s/ Kenneth J. Diekroeger
      --------------                     ---------------------------------------
                                         Kenneth J. Diekroeger
                                         Director


Date: March 28, 2002                 By: /s/ Theodore C. Rogers
      --------------                     ---------------------------------------
                                         Theodore C. Rogers
                                         Chairman of the Board and Director


Date: March 28, 2002                 By: /s/ Kim A. Marvin
      --------------                     ---------------------------------------
                                         Kim A Marvin
                                         Director


Date: March 28, 2002                 By: /s/ Kirk R. Ferguson
      --------------                     ---------------------------------------
                                         Kirk R. Ferguson
                                         Director

EXHIBIT INDEX

TABLE
NUMBER                                DESCRIPTION
------      --------------------------------------------------------------------
3.1         (1) Amended and Restated Certificate of Incorporation of Stanadyne
            Automotive Corp.
3.1.1       (9) Certificate of Amendment of Certificate of Incorporation of
            Stanadyne Automotive Corp.
3.2         (1) Amended and Restated By-laws of Stanadyne Automotive Corp.
4.1         (1) Indenture dated as of December 11, 1997 between Stanadyne
            Automotive Corp., DSD International Corp., Precision Engine Products
            Corp. and United States Trust Company of New York
4.2         (1) Purchase Agreement dated as of December 4, 1997 among SAC
            Automotive, Inc. and Donaldson, Lufkin & Jenrette
4.3         (1) Registration Rights Agreement dated as of December 11, 1997 by and among Stanadyne Automotive Corp. and Donaldson, Lufkin &
            Jenrette
10.1        (1) Credit Agreement dated as of December 11, 1997 among SAC
            Automotive, Inc., Stanadyne Automotive Corp., the Lenders listed therein, as Lenders, DLJ Capital Funding, Inc., as Syndication
            Agent, and The First National Bank of Chicago, as Administrative
            Agent
10.1.1      (3) First Amendment To Credit Agreement dated July 31, 1998 to amend the Credit Agreement dated as of December 11, 1997 among SAC
            Automotive, Inc., Stanadyne Automotive Corp., the Lenders listed therein, as Lenders, DLJ Capital Funding, Inc., as Syndication
            Agent, and The First National Bank of Chicago, as Administrative
            Agent
10.1.2      (4) Second Amendment To Credit Agreement dated February 8, 1999 to amend the Credit Agreement dated as of December 11, 1997, as amended as of July 31, 1998, among SAC Automotive, Inc., Stanadyne
            Automotive Corp., the Lenders listed therein, as Lenders, DLJ
            Capital Funding, Inc., as Syndication Agent, and The First National
            Bank of Chicago, as Administrative Agent
10.1.3      (5) Consent Regarding Repurchase of Senior Subordinated Notes to the
            Credit Agreement dated September 24, 1999 to grant a consent to the
            Credit Agreement dated as of December 11, 1997, as amended as of
            July 31, 1998 and February 8, 1999, among SAC Automotive, Inc.,
            Stanadyne Automotive Corp., the Lenders listed therein, as Lenders,
            DLJ Capital Funding, Inc., as Syndication Agent, and The First
            National Bank of Chicago, as Administrative Agent
10.1.4      (7) Consent Regarding Repurchase of Senior Subordinated Notes dated
            January 24, 2000
10.1.5      (8) Limited Waiver Regarding Stanadyne Corporation dated August 10,
            2001 with respect to the Credit Agreement dated as of December 11,
            1997, as amended, among Stanadyne Automotive Corp., SAC Automotive,
            Inc., the Lenders and Bank One, NA as administrative agent for
            Lenders
10.1.6      (9) Third Amendment to Credit Agreement dated August 24, 2001 to amend the Credit Agreement dated as of December 11, 1997, as amended, among Stanadyne Corporation, SAC Automotive, Inc., the
            Lenders and Bank One, NA as administrative agent for Lenders
10.2        (1) Stock Purchase Agreement dated November 7, 1997 for the Purchase of Stanadyne Automotive Holding Corp. among SAC, Inc., a
            wholly-owned subsidiary of American Industrial Partners Capital Fund
            II, L.P., Stanadyne Automotive Holding Corp., and Stanadyne
            Automotive Holding Corp. Shareholders
10.3        (1) Form of Amended and Restated Employment Agreement by and between
            Stanadyne Automotive Corp. and William Gurley and William Kelly
10.5        (1) Stanadyne Automotive Corp. Pension Plan effective December 31,
            1994
10.6        (1) Stanadyne Automotive Corp. Savings Plus Plan restated as of
            January 1, 1993
10.7        (1) Precision Engine Products Corp. Retirement Fund effective as of
            January 1, 1998
10.8        (1) Stanadyne Automotive Corp. Benefit Equalization Plan effective as of January 1, 1992
10.9        (1) Stanadyne Automotive Corp. Supplemental Retirement Plan
            effective as of January 1, 1992

10.10       (1) Supply Agreement dated as of December 8, 1995 between Precision
            Engine Products Corp. and the Ina Bearing Company (Pursuant to Rule
            24b-2 under The Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)
10.12       (1) Customer Agreement dated as of January 22, 1996 between
            Stanadyne Automotive Corp. and General Motors Powertrain Group
            (Pursuant to Rule 24b-2 under The Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)
10.12.1     (2) Amendment dated March 13, 1998 to Customer Agreement dated as of
            January 22, 1996 between Stanadyne Automotive Corp. and General
            Motors Powertrain Group (Pursuant to Rule 24b-2 under The Exchange
            Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)
10.13 (1) Management Services Agreement dated as of December 11, 1997 between Stanadyne Automotive Corp. and American Industrial Partners.
10.14 (6) Stanadyne Automotive Holding Corp. Management Stock Option Plan effective as of June 5, 1998
10.15       Customer Agreement dated as of December 14, 2001 between Stanadyne
            Corporation and Deere & Company (Pursuant to Rule 24b-2 under The
            Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)
12.1        Statement of Computation of Ratios
21.1        Subsidiaries of Stanadyne Corporation

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

(8) Incorporated by reference to corresponding exhibit filed as an exhibit to Form 10-Q filed August 14, 2001.

(9) Incorporated by reference to corresponding exhibit filed as an exhibit to Form 10-Q filed November 13, 2001.