Form 10-Q
period 2002-03-31
STANADYNE AUTOMOTIVE CORP
filed 2002-05-14
CIK 1053439

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from....................... to .......................

Commission File Number 333-45823


                              STANADYNE CORPORATION
             (Exact name of registrant as specified in its charter)


          Delaware                                        22-2940378
(State or other jurisdiction                        (I.R.S. Employer I.D.)
of incorporation or organization)


 92 Deerfield Road, Windsor, Connecticut                  06095-4209
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

                           Yes [X]       No [ ]

The number of Common Shares of the Company, $0.01 per share par value, outstanding as of April 30, 2002 was 1,000.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


Part I    Financial Information

         Item 1      Financial Statements

                     Condensed Consolidated Balance Sheets as of March 31, 2002
                     (unaudited) and December 31, 2001                                               3

                     Condensed Consolidated Statements of Operations for the three months
                     ended March 31, 2002 and 2001 (unaudited)                                       4

                     Condensed Consolidated Statements of Cash Flows for the three
                     months ended March 31, 2002 and 2001 (unaudited)                                5

                     Notes to Condensed Consolidated Financial Statements (unaudited)             6-16


         Item 2      Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                   17-21


         Item 3      Quantitative and Qualitative Disclosures About Market Risk                     22


Part II  Other Information

         Item 6      Exhibits and Reports on Form 8-K                                               23

         Signature                                                                                  24

                     STANADYNE CORPORATION AND SUBSIDIARIES

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                             (UNAUDITED)
                                                                              MARCH 31,     DECEMBER 31,
                                                                                2002            2001
                                                                                ----            ----
                            ASSETS
Current assets:
       Cash and cash equivalents                                              $   1,169      $     120
       Accounts receivable, net of allowance for uncollectible
         accounts of $536 at March 31, 2002 and $524 at December 31, 2001        38,306         36,872
       Inventories                                                               34,304         32,660
       Prepaid expenses and other current assets                                    775            869
       Deferred income taxes                                                      6,981          6,955
                                                                              ---------      ---------
                            Total current assets                                 81,535         77,476

Property, plant and equipment, net                                              110,069        113,361
Goodwill                                                                         66,417         66,782
Intangible and other assets, net                                                 10,209         11,229
Due from Stanadyne Automotive Holding Corp.                                       4,216          4,216
                                                                              ---------      ---------
                            Total assets                                      $ 272,446      $ 273,064
                                                                              =========      =========
                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                       $  21,262      $  21,639
       Accrued liabilities                                                       26,425         24,599
       Current maturities of long-term debt                                       7,496          6,143
       Current installments of capital lease obligations                             17             42
                                                                              ---------      ---------
                            Total current liabilities                            55,200         52,423

Long-term debt, excluding current maturities                                    101,882        106,177
Deferred income taxes                                                             3,680          4,017
Other noncurrent liabilities                                                     45,334         44,723
                                                                              ---------      ---------
                            Total liabilities                                   206,096        207,340
                                                                              ---------      ---------
Minority interest in consolidated subsidiary                                         51             --
Commitments and contingencies                                                        --             --

Stockholders' equity:
       Common stock                                                                  --             --
       Additional paid-in capital                                                59,858         59,858
       Other accumulated comprehensive loss                                      (5,301)        (4,716)
       Retained earnings                                                         11,742         10,582
                                                                              ---------      ---------
                            Total stockholders' equity                           66,299         65,724
                                                                              ---------      ---------
              Total liabilities and stockholders' equity                      $ 272,446      $ 273,064
                                                                              =========      =========


            See notes to condensed consolidated financial statements.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                       Three Months  Three Months
                                                          Ended         Ended
                                                         March 31,     March 31,
                                                          2002           2001
                                                          ----           ----
Net sales                                                $63,787       $67,834
Cost of goods sold                                        51,212        54,047
                                                         -------       -------
Gross profit                                              12,575        13,787

Selling, general and administrative expenses               7,424         7,993
Amortization of intangibles                                  868         1,343
Management fees                                              275           275
                                                         -------       -------
Operating income                                           4,008         4,176

Interest, net                                              2,410         2,671
                                                         -------       -------
Income before income taxes
   and minority interest                                   1,598         1,505

Income taxes                                                 489           675
                                                         -------       -------
Income before minority interest                            1,109           830

Minority interest in loss of consolidated subsidiary          51            --
                                                         -------       -------
Net income                                               $ 1,160       $   830
                                                         =======       =======


            See notes to condensed consolidated financial statements.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                  Three Months      Three Months
                                                                      Ended            Ended
                                                                     March 31,        March 31,
                                                                       2002             2001
                                                                       ----             ----
Cash flows from operating activities:
    Net income                                                       $  1,160         $    830
    Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                     5,177            5,276
      Deferred income tax benefit                                        (280)            (925)
      Loss applicable to minority interest                                (51)              --
      Changes in operating assets and liabilities                        (668)          (6,559)
                                                                     --------         --------
          Net cash provided by (used in) operating activities           5,338           (1,378)
                                                                     --------         --------
Cash flows from investing activities:
    Capital expenditures                                               (1,387)          (2,368)
    Proceeds from disposal of property, plant and equipment                --               10
                                                                     --------         --------
          Net cash used in investing activities                        (1,387)          (2,358)
                                                                     --------         --------
Cash flows from financing activities:
    Net (payments) borrowings on revolving credit facilities           (1,510)             684
    Principal payments on long-term debt                               (1,402)            (708)
    Payments of capital lease obligations                                 (24)            (153)
    Proceeds from investment by minority interest                         102               --
                                                                     --------         --------
          Net cash used in financing activities                        (2,834)            (177)
                                                                     --------         --------
Cash and cash equivalents:
    Net increase (decrease) in cash and cash equivalents                1,117           (3,913)
    Effect of exchange rate changes on cash                               (68)             182
    Cash and cash equivalents at beginning of period                      120           13,647
                                                                     --------         --------
    Cash and cash equivalents at end of period                       $  1,169         $  9,916
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

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all of the Company's wholly-owned subsidiaries:
Precision Engine Products Corp. ("PEPC"), Stanadyne, SpA ("SpA"), Precision Engine Products LTDA ("PEPL") and Stanadyne Automotive Foreign Sales Corp. ("FSC"). The joint venture, Stanadyne Amalgamations Private Limited ("SAPL"), is fully consolidated based on the Company's 51% controlling share, while the remaining 49% is recorded as a minority interest. Intercompany balances have been eliminated in consolidation.

Basis of Presentation. The balance sheet as of December 31, 2001 is condensed financial information derived from the audited balance sheet. The interim financial statements are unaudited. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation for the periods presented. Certain amounts have been reclassified in the 2001 financial statements to conform to the 2002 presentation. The Company's quarterly results are subject to fluctuation; consequently, the results of operations and cash flows for any quarter are not necessarily indicative of the results and cash flows for any future period.

Goodwill and Other Intangible Assets. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 142 required that upon adoption, amortization of goodwill cease and instead, the carrying value of goodwill be evaluated for impairment on an annual basis by applying a fair value based test. Identifiable intangible assets will continue to be amortized over their useful lives and be reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", as amended by SFAS No. 144.

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


(2)      INVENTORIES

Components of inventory are as follows:

                                          As of             As of
                                      March 31, 2002   December 31, 2001
                                      --------------   -----------------
Raw materials and purchased parts        $10,708           $ 8,499
Work-in-process                           18,712            19,567
Finished goods                             4,884             4,594
                                         -------           -------

                                         $34,304           $32,660
                                         =======           =======

The inventory components at December 31, 2001 have been reclassified to reflect the March 31, 2002 format.

(3)      INCOME TAXES

The Company's effective income tax rate was 30.6% for the first three months of 2002, compared to 44.8% for the first three months of 2001. In 2002, the Company recorded $0.5 million of tax expense on a pre-tax income of $1.6 million. In 2001, the Company recorded $0.7 million of tax expense on a pre-tax income of $1.5 million. The Company received U.S. income tax benefits for export sales in both periods. The Company applies the annual tax rate to the quarterly earnings to provide consistent quarterly tax rates based on the estimated effective tax rate for the year. The lower tax rate for 2002 is the result of a combination of net income and losses at different tax rates of various foreign and domestic subsidiaries. To the extent there are differences between components of planned and actual net income, the effective tax rate for the year could change and, in turn, have an impact on future quarterly tax rates.

(4)      LONG-TERM DEBT

The Company had $76.0 million of Senior Subordinated Notes ("Notes") at an interest rate of 10.25% outstanding at March 31, 2002 and December 31, 2001. The Notes are due on December 15, 2007. The Company had $29.0 million and $30.4 million in term loans (the "Term Loans") outstanding at March 31, 2002 and December 31, 2001, respectively, at various interest rates on March 31, 2002 ranging from 4.44% to 6.75%. The Company had $22.5 million and $20.2 million in revolving credit lines (the "Revolving Credit Lines") available for borrowings at March 31, 2002 and December 31, 2001, respectively. The Company had $3.1 million and $5.4 million borrowed against the Revolving Credit Lines at March 31, 2002 and December 31, 2001, respectively, at an interest rate on March 31, 2002 of 6.5%. The Term Loans and the Revolving Credit Lines are governed by a Credit Agreement dated December 11, 1997, as amended (the "Credit Agreement"). The Company was in compliance with the quarterly financial performance covenants as of the March 31, 2002 measurement date.

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


(5)      GOODWILL AND INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, but will be subject to annual assessment for impairment by applying a fair-value based test. The Company adopted this new standard on January 1, 2002, resulting in the discontinuation of goodwill amortization of approximately $1.9 million in 2002. Within six months of adoption of SFAS No. 142, the Company will complete a transitional impairment review using a fair value methodology to identify if there is an impairment to the goodwill or intangible assets of indefinite life. This method differs from an undiscounted cash flow methodology, which continues to be used for intangible assets with an identifiable life. Any impairment loss resulting from the transitional impairment test will be recorded as a cumulative effect of a change in accounting principle for the quarter ended June 30, 2002. The Company has not yet completed an evaluation of the carrying value of goodwill and is unaware of what impairment if any will result from this analysis. Subsequent impairment losses will be reflected in operating income in the Statement of Operations.

As required by SFAS No. 142, the results for the prior year's quarter have not been restated. A reconciliation of net income as if SFAS No. 142 had been adopted is presented below for the three months ended March 31, 2002 and 2001.

                                               Three Months Ended
                                       ----------------------------------
                                       March 31, 2002      March 31, 2001
                                       --------------      --------------
              Reported net income          $1,160              $  830
              Goodwill amortization            --                 467
                                           ------              ------

              Adjusted net income          $1,160              $1,297
                                           ======              ======

Goodwill for the Diesel Group was $55.0 million and $55.4 million at March 31, 2002 and December 31, 2001, respectively, and goodwill for Precision Engine was $11.4 million at March 31, 2002 and December 31, 2001. Major components of intangible and other assets at March 31, 2002 and December 31, 2001 consisted of:

                                                 March 31, 2002    December 31, 2001
                                                 --------------    -----------------
              Patents                                $ 9,809           $ 9,809
              Debt issuance costs                      8,149             8,149
              Software                                 3,544             3,544
              Customer contracts                       2,690             2,690
              Other                                    1,692             1,844
                                                     -------           -------
                                                      25,884            26,036
              Less accumulated amortization           15,675            14,807
                                                     -------           -------

                                                     $10,209           $11,229
                                                     =======           =======

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


Amortization expense was $868 and $1,343 for the quarters ended March 31, 2002 and 2001, respectively. Estimated annual amortization expense of other intangible assets is expected to be $3,428 in 2002, $2,425 in 2003, $1,178 in 2004, $843 in 2005 and $830 in 2006.

(6)      CONTINGENCIES

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

(7)      COMPREHENSIVE INCOME

The Company's comprehensive income for the three month periods ended March 31, 2002 and 2001 are as follows:

                                                        Three Months
                                                       Ended March 31,
                                                      2002         2001
                                                      ----         ----
Net income                                          $ 1,160      $   830

Other comprehensive (loss) income, net of tax:
       Foreign currency translation adjustments        (585)       1,446
                                                    -------      -------
Comprehensive income                                $   575      $ 2,276
                                                    =======      =======

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


(8)      SEGMENTS

The Company has two reportable segments, the Diesel Systems Group (the "Diesel Group") and Precision Engine Products ("Precision Engine"). The Diesel Group manufactures diesel fuel injection equipment including fuel pumps, injectors and filtration systems. This segment accounted for approximately 79% and 86% of the Company's revenues for the three months ended March 31, 2002 and 2001, respectively. Precision Engine manufactures roller-rocker arms, hydraulic valve lifters and lash adjusters for gasoline engines. Revenues for Precision Engine accounted for approximately 21% and 14% of total revenues for the three months ended March 31, 2002 and 2001, respectively. The Company considers the Diesel Group and Precision Engine to be two distinct segments because the operating results of each are compiled, reviewed and managed separately. In addition, the products and services of each segment have an end use (diesel versus gasoline engines), which entails different engineering and marketing efforts. There were no inter-segment sales between the Diesel Group and Precision Engine for any of the periods presented.

The following summarizes key information used by the Company in evaluating the performance of each segment as of and for the three months ended March 31, 2002 and 2001:

                                                     AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                               -------------------------------------------------------------
                                                DIESEL          PRECISION
                                                GROUP            ENGINE         ELIMINATIONS         TOTALS
                                                -----            ------         ------------         ------
         Net sales                             $ 50,674         $ 13,113          $     --          $ 63,787
         Gross profit                            11,423            1,152                --            12,575
         Depreciation and amortization
           expense                                4,321              856                --             5,177
         Operating income                         3,751              257                --             4,008
         Net income (loss)                        1,380             (220)               --             1,160
         Total assets                           237,965           51,064           (16,583)          272,446
         Total capital expenditures               1,142              245                --             1,387


                                                      AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                               -------------------------------------------------------------
                                                DIESEL         PRECISION
                                                GROUP            ENGINE         ELIMINATIONS         TOTALS
                                                -----            ------         ------------         ------
         Net sales                             $ 58,659         $  9,175          $     --          $ 67,834
         Gross profit (loss)                     13,846              (59)               --            13,787
         Depreciation and amortization
           expense                                4,352              924                --             5,276
         Operating income (loss)                  5,536           (1,360)               --             4,176
         Net income (loss)                        2,495           (1,665)               --               830
         Total assets                           259,821           47,560           (18,161)          289,220
         Total capital expenditures               2,231              137                --             2,368

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

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                           Consolidating Condensed Balance Sheets
                                                                                      March 31, 2002
                                                       ----------------------------------------------------------------------------
                                                        Stanadyne                                                      Stanadyne
                                                       Corporation   Subsidiary    Non-Guarantor                      Corporation
                                                         Parent      Guarantor      Subsidiaries   Eliminations      & Subsidiaries
                                                       -----------   ----------    -------------   ------------      --------------
ASSETS
Current assets:
           Cash and cash equivalents                    $     978    $      21       $     567      $    (397)         $   1,169
           Accounts receivable, net                        26,565        7,041           4,700             --             38,306
           Inventories                                     20,014        8,780           4,172          1,338             34,304
           Other current assets                             5,404          749           1,603             --              7,756
                                                        ---------    ---------       ---------      ---------          ---------
           Total current assets                            52,961       16,591          11,042            941             81,535
Property, plant and equipment, net                         79,858       17,907          12,304             --            110,069
Intangible and other assets, net                           52,467       12,069          13,104         (1,014) (a)        76,626
Investment in subsidiaries                                 42,694       (2,358)             --        (40,336) (b)            --
Due from Stanadyne Automotive Holding Corp.                 4,216           --              --             --              4,216
                                                        ---------    ---------       ---------      ---------          ---------
           Total assets                                 $ 232,196    $  44,209       $  36,450      $ (40,409)         $ 272,446
                                                        =========    =========       =========      =========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
           Accounts payable and
             accrued liabilities                        $  35,390    $   8,431       $   3,832      $      34          $  47,687
           Current maturities of long-term
             debt and capital lease obligations             6,149           --           1,364             --              7,513
                                                        ---------    ---------       ---------      ---------          ---------
           Total current liabilities                       41,539        8,431           5,196             34             55,200
Long-term debt                                            101,882           --              --             --            101,882
Other noncurrent liabilities                               33,248       10,685           6,095         (1,014) (a)        49,014
Minority interest in consolidated subsidiary                   --           --              --             51                 51
Intercompany accounts                                     (16,222)       9,007           6,234            981                 --
Stockholders' equity                                       71,749       16,086          18,925        (40,461) (b)        66,299
                                                        ---------    ---------       ---------      ---------          ---------
           Total liabilities and stockholders' equity   $ 232,196    $  44,209       $  36,450      $ (40,409)         $ 272,446
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

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)


                                                                          Consolidating Condensed Balance Sheets
                                                                                    December 31, 2001
                                                       ----------------------------------------------------------------------------
                                                        Stanadyne                                                       Stanadyne
                                                       Corporation  Subsidiary    Non-Guarantor                        Corporation
                                                         Parent     Guarantor      Subsidiaries    Eliminations      & Subsidiaries
                                                       -----------  ----------    -------------    ------------      --------------
ASSETS
Current assets:
           Cash and cash equivalents                    $     483   $       5       $     772        $  (1,140)         $     120
           Accounts receivable, net                        27,076       5,234           4,577              (15)            36,872
           Inventories                                     18,960       8,947           4,296              457             32,660
           Other current assets                             5,791         649           1,347               37              7,824
                                                        ---------   ---------       ---------        ---------          ---------
           Total current assets                            52,310      14,835          10,992             (661)            77,476
Property, plant and equipment, net                         82,114      18,445          12,802               --            113,361
Intangible and other assets, net                           53,334      12,181          13,564           (1,068)(a)         78,011
Investment in subsidiaries                                 42,399      (2,567)             --          (39,832)(b)             --
Due from Stanadyne Automotive Holding Corp.                 4,216          --              --               --              4,216
                                                        ---------   ---------       ---------        ---------          ---------
           Total assets                                 $ 234,373   $  42,894       $  37,358        $ (41,561)         $ 273,064
                                                        =========   =========       =========        =========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
           Accounts payable and
             accrued liabilities                        $  34,832   $   6,966       $   4,442        $      (2)         $  46,238
           Current maturities of long-term
             debt and capital lease obligations             5,607          --             578               --              6,185
                                                        ---------   ---------       ---------        ---------          ---------
           Total current liabilities                       40,439       6,966           5,020               (2)            52,423
Long-term debt and capital lease obligations              106,177          --              --               --            106,177
Other noncurrent liabilities                               32,535      11,010           6,263           (1,068)(a)         48,740
Intercompany accounts                                     (15,321)      8,904           6,952             (535)                --
Stockholders' equity                                       70,543      16,014          19,123          (39,956)(b)         65,724
                                                        ---------   ---------       ---------        ---------          ---------
           Total liabilities and stockholders' equity   $ 234,373   $  42,894       $  37,358        $ (41,561)         $ 273,064
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

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)


                                                                       Consolidating Condensed Statements of Operations
                                                                              Three Months Ended March 31, 2002
                                                      -----------------------------------------------------------------------------
                                                       Stanadyne                                                       Stanadyne
                                                      Corporation   Subsidiary    Non-Guarantor                       Corporation
                                                        Parent       Guarantor    Subsidiaries       Eliminations    & Subsidiaries
                                                      -----------   ----------    -------------      ------------    --------------
Net sales                                             $ 47,232       $ 13,059       $  6,051         $ (2,555)(a)      $ 63,787
Cost of goods sold                                      36,250         12,097          5,341           (2,476)(a)        51,212
                                                      --------       --------       --------         --------          --------
           Gross profit                                 10,982            962            710              (79)           12,575
Selling, general, administrative and
  other operating expenses                               7,301          1,122            144               --             8,567
                                                      --------       --------       --------         --------          --------
           Operating income (loss)                       3,681           (160)           566              (79)            4,008
Interest, net                                            1,855            167            328               60             2,410
                                                      --------       --------       --------         --------          --------
           Income (loss) before income
             taxes and minority interest                 1,826           (327)           238             (139)            1,598
Income taxes                                               393             57             39               --               489
                                                      --------       --------       --------         --------          --------
           Income (loss) before
             minority interest                           1,433           (384)           199             (139)            1,109
Minority interest in loss of consolidated subsidiary        --             --             --               51                51
                                                      --------       --------       --------         --------          --------
           Net income (loss)                          $  1,433       $   (384)      $    199         $    (88)         $  1,160
                                                      ========       ========       ========         ========          ========


                                                                  Consolidating Condensed Statements of Operations
                                                                         Three Months Ended March 31, 2001
                                              -----------------------------------------------------------------------------------
                                               Stanadyne       Stanadyne                                             Stanadyne
                                              Corporation      Subsidiary      Non-Guarantor                        Corporation
                                                Parent         Guarantor       Subsidiaries     Eliminations       & Subsidiaries
                                              -----------      ----------      -------------    ------------       --------------
Net sales                                       $54,694         $ 9,730          $ 4,465          $(1,055)(a)         $67,834
Cost of goods sold                               41,093           9,641            4,396           (1,083)(a)          54,047
                                                -------         -------          -------          -------             -------
           Gross profit                          13,601              89               69               28              13,787
Selling, general, administrative and
  other operating expenses                        7,886           1,111              626              (12)              9,611
Intercompany FSC commissions                        925              17             (942)              --                  --
                                                -------         -------          -------          -------             -------
           Operating income (loss)                4,790          (1,039)             385               40               4,176
Interest, net                                     2,120             157              359               35               2,671
                                                -------         -------          -------          -------             -------
           Income (loss) before income taxes      2,670          (1,196)              26                5               1,505
Income taxes (benefit)                              755             194             (274)              --                 675
                                                -------         -------          -------          -------             -------
           Net income (loss)                    $ 1,915         $(1,390)         $   300          $     5             $   830
                                                =======         =======          =======          =======             =======

         (a)      Elimination of intercompany sales and cost of goods sold.

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)


                                                                      Consolidating Condensed Statements of Cash Flows
                                                                              Three Months Ended March 31, 2002
                                                       -----------------------------------------------------------------------------
                                                        Stanadyne                                                       Stanadyne
                                                       Corporation      Subsidiary     Non-Guarantor                   Corporation
                                                         Parent         Guarantor      Subsidiaries    Eliminations   & Subsidiaries
                                                       -----------      ----------     -------------   ------------   --------------
Cash flows from operating activities:
           Net income (loss)                             $ 1,433         $  (384)        $   199         $   (88)        $ 1,160
           Adjustments to reconcile net income
             (loss) to net cash provided by (used in)
             operating activities:
                Depreciation and amortization              4,049             846             282              --           5,177
                Other adjustments                           (230)            (99)             49              --            (280)
                Loss applicable to minority interest          --              --              --             (51)            (51)
                Changes in operating assets and
                  liabilities                                559            (399)         (1,788)            960            (668)
                                                         -------         -------         -------         -------         -------
                Net cash provided by (used in)
                  operating activities                     5,811             (36)         (1,258)            821           5,338
                                                         -------         -------         -------         -------         -------
Cash flows from investing activities:
           Capital expenditures                           (1,040)           (196)           (151)             --          (1,387)
           Investment in subsidiaries                       (106)             --              --             106              --
                                                         -------         -------         -------         -------         -------
                Net cash used in
                  investing activities                    (1,146)           (196)           (151)            106          (1,387)
                                                         -------         -------         -------         -------         -------
Cash flows from financing activities:
           Net change in debt                             (3,752)             --             816              --          (2,936)
           Net change in equity                             (419)            248             345             (72)            102
                                                         -------         -------         -------         -------         -------
                Net cash (used in) provided by
                  financing activities                    (4,171)            248           1,161             (72)         (2,834)
                                                         -------         -------         -------         -------         -------
Net increase (decrease) in cash and
  cash equivalents                                           494              16            (248)            855           1,117
Effect of exchange rate changes on cash                        1              --              43            (112)            (68)
Cash and cash equivalents at
  beginning of period                                        483               5             772          (1,140)            120
                                                         -------         -------         -------         -------         -------
Cash and cash equivalents at
  end of period                                          $   978         $    21         $   567         $  (397)        $ 1,169
                                                         =======         =======         =======         =======         =======

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONCLUDED)


                                                                    Consolidating Condensed Statements of Cash Flows
                                                                           Three Months Ended March 31, 2001
                                                    --------------------------------------------------------------------------------
                                                     Stanadyne                                                          Stanadyne
                                                    Corporation      Subsidiary      Non-Guarantor                     Corporation
                                                      Parent         Guarantor       Subsidiaries     Eliminations    & Subsidiaries
                                                    -----------      ----------      -------------    ------------    --------------
Cash flows from operating activities:
           Net income (loss)                         $  1,915         $ (1,390)        $    300         $      5         $    830
           Adjustments to reconcile net income
             (loss) to net cash (used in) provided
             by operating activities:
                Depreciation and amortization           4,024              915              337               --            5,276
                Other adjustments                         (17)            (398)            (510)              --             (925)
                Changes in operating assets and
                  liabilities                          (6,698)           1,008             (497)            (372)          (6,559)
                                                     --------         --------         --------         --------         --------
                Net cash (used in) provided by
                  operating activities                   (776)             135             (370)            (367)          (1,378)
                                                     --------         --------         --------         --------         --------
Cash flows from investing activities:
           Capital expenditures                        (2,028)            (133)            (207)              --           (2,368)
           Proceeds from disposal of property,
              plant and equipment                          10               --               --               --               10
                                                     --------         --------         --------         --------         --------
                Net cash used in
                  investing activities                 (2,018)            (133)            (207)              --           (2,358)
                                                     --------         --------         --------         --------         --------
Cash flows from financing activities:
           Net change in debt                            (708)              --              531               --             (177)
                                                     --------         --------         --------         --------         --------
                Net cash (used in) provided by
                  financing activities                   (708)              --              531               --             (177)
                                                     --------         --------         --------         --------         --------
Net (decrease) increase in cash and
  cash equivalents                                     (3,502)               2              (46)            (367)          (3,913)
Effect of exchange rate changes on cash                    (1)              --               --              183              182
Cash and cash equivalents at
  beginning of period                                  13,383               14               85              165           13,647
                                                     --------         --------         --------         --------         --------
Cash and cash equivalents at
  end of period                                      $  9,880         $     16         $     39         $    (19)        $  9,916
                                                     ========         ========         ========         ========         ========

                     STANADYNE CORPORATION AND SUBSIDIARIES

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS


(1)      OVERVIEW

The Company is a leading designer and manufacturer of highly-engineered, precision manufactured engine components. The Company's two reporting segments are the Diesel Group, which manufactures diesel fuel injection equipment including fuel pumps, injectors and filtration systems, and Precision Engine, which manufactures roller-rocker arms, hydraulic valve lifters and lash adjusters for gasoline engines. Detailed segment information can be found in
Note 8 of Notes to Condensed Consolidated Financial Statements.

Operations in the first quarter of 2002 benefited from a slight increase in overall customer demand from the fourth quarter of 2001. While this increase may indicate a stronger underlying economy or an increase in customer inventories in anticipation of an improved economy, the Company remains cautious in its outlook for the remainder of the year. The Diesel Group completed indirect staff reductions in the US during the first quarter of 2002 by eliminating twenty-five positions and recording a charge of $0.2 million to severance costs. The hourly workforce is monitored and adjusted on a regular basis.

The Company concluded preparations and testing of the new ERP system during the first quarter of 2002. After a full year of implementation activities, the new JD Edwards One World system was launched March 1, 2002. While the Company continues to address problems and refine the system, there has been no material negative impact on the operations.

Activities for the first quarter of 2002 in the Diesel Group segment reflect a reduction of $8.0 million in sales when compared to the same period a year ago. This difference was traceable to all of the major product lines and in particular, $5.5 million was due to lower service sales of the DS fuel pump to General Motors Corporation ("GM"). The first significant shipments in the Precision Components and Assembly ("PCA") product line began in February 2002, with first quarter sales totaling $0.8 million. Preparations for production in 2003 by SAPL moved ahead with the February 2002 plant inauguration in India.

Financial results in the Precision Engine segment for the first quarter of 2002 reflect an increase in sales of $3.9 million or 43% from the same period last year. Driven primarily by increased demand from DaimlerChrysler Corp. ("DCX"), Tritec Motors, Ltd. and aftermarket customers, this partial recovery resulted in a net loss of $0.2 million as compared to a net loss of $1.7 million in the first quarter of 2001.

                     STANADYNE CORPORATION AND SUBSIDIARIES


BASIS OF PRESENTATION

The following table displays unaudited performance details for the periods shown. Net sales, cost of goods sold, gross profit, selling, general and administrative expense ("SG&A"), amortization of intangibles, management fees, operating income and net income of the Company are presented in thousands of dollars and as a percentage of net sales.

                                           Three Months Ended March 31,
                                   ------------------------------------------
                                          2002                     2001
                                   -----------------        -----------------
                                      $          %            $           %
                                   ------      -----        ------      -----
Net sales                          63,787      100.0        67,834      100.0
Cost of goods sold                 51,212       80.3        54,047       79.7
Gross profit                       12,575       19.7        13,787       20.3
SG&A                                7,424       11.6         7,993       11.8
Amortization of intangibles           868        1.4         1,343        2.0
Management fees                       275        0.4           275        0.4
Operating income                    4,008        6.3         4,176        6.2
Net income                          1,160        1.8           830        1.2

COMPARISON OF RESULTS OF OPERATIONS:

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Net Sales. Net sales for the first quarter of 2002 totaled $63.8 million and were 6.0% lower than the $67.8 million reported in the same period last year. This overall decrease was comprised of a reduction in the Diesel Group of $8.0 million or 13.6%, partially offset by an increase of $3.9 million or 42.9% in Precision Engine. The decline in Diesel Group sales was broad based in comparison to the first quarter of 2001 when demand from agricultural and industrial customers remained strong. It was not until the second quarter of 2001 that the general economic downturn impacted Diesel Group sales. Reductions from the first quarter of last year involved most customers and product lines and in particular, included a $5.5 million reduction in service sales of the DS fuel pump to GM. This lower level of demand for the DS fuel pump is expected to continue for the balance of the year. The increase in Precision Engine sales was primarily driven by $0.4 million higher sales to DCX in the US and $1.9 million in Brazil to Tritec Motors, Ltd. Demand in the aftermarket for hydraulic tappets has increased substantially since the first quarter of 2001, resulting in $1.8 million of additional sales in the first quarter of 2002.

Gross Profit. Due primarily to the lower sales volume in the Diesel Group, gross profit for the Company in the first quarter of 2002 decreased to $12.6 million from $13.8 million for the same period in 2001. The higher sales volumes in the first quarter for Precision Engine drove gross profit as a percentage of net sales to 8.8%, as compared to (0.6%) in the first quarter of 2001. This improvement, however, could only partially offset the reduction in the Diesel Group where

                     STANADYNE CORPORATION AND SUBSIDIARIES


the gross profit as a percentage of net sales decreased to 22.5% from 23.6% in the first quarters of 2002 and 2001, respectively.

SG&A. SG&A totaled $7.4 million for the first quarter of 2002 down from $8.0 million in 2001, with little change in the year-to-year expenses in both segments. SG&A decreased as a percentage of net sales to 11.6% from 11.8% with most of the difference accounted for by $0.3 million of gains on foreign currency transactions in 2002 versus $0.2 million of losses in 2001. A majority of these gains and losses were associated with operations in Brazil. First quarter 2002 SG&A also includes $0.1 million in start-up costs for operations in India for SAPL.

Amortization of Intangibles. Amortization of intangible assets decreased to $0.9 million in the first quarter of 2002 from $1.3 million in the first quarter of 2001. The discontinuance of goodwill amortization from the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" in 2002 resulted in a reduction of amortization from the first quarter of 2001 of $0.4 million.

Operating Income. Operating income for the first quarter of 2002 totaled $4.0 million versus $4.2 million in the first quarter of 2001, representing a decrease of $0.2 million. As a percentage of net sales, operating income remained unchanged for the Company in total, with reductions in the first quarter of 2002 in the Diesel Group to 7.4% from 9.4% for the same period last year, offset by the increase in Precision Engine, first quarter of 2002 to 2.0% from (14.8%) for the same period last year.

Net Income. Net income in the first quarter of 2002 totaled $1.2 million versus $0.8 million for the same period in 2001. Although operating income in 2002 was lower by $0.2 million, a combination of $0.3 million in lower interest expense, due to less debt and lower interest rates, and $0.1 million reduction in income taxes produced an overall improvement in net income.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are cash flows from operations supplemented by a revolving credit facility under which $22.5 million was available for borrowings as of March 31, 2002. The Company occasionally utilizes capital leasing and, for its Italian subsidiary, SpA, maintains overdraft facilities with local financial institutions. As of March 31, 2002, there were borrowings of $29.0 million under the Term Loans and $3.1 million under the Revolving Credit Lines. The Company met all financial covenants set forth in the Credit Agreement for the March 31, 2002 measurement date.

Cash Flows From Operating Activities. Cash flows from operations for the three months ended March 31, 2002 totaled $5.3 million as compared to ($1.4) million for the same period of 2001. Most of the year-to-year improvement was due to changes in operating asset and liability accounts. The cash flows from operations other than changes in operating assets and liabilities, was relatively unchanged from the 2002 figure of $6.0 million to $5.2 million reported in 2001. Net operating asset and liability accounts decreased by $0.7 million during the three months

                     STANADYNE CORPORATION AND SUBSIDIARIES


ended March 31, 2002 compared to a reduction of $6.6 million for the first three months of 2001. This large difference was primarily the result of increases in accounts receivable during the first quarter of 2001 worth $9.0 million versus first quarter 2002 increases of only $1.5 million. Most of the change in 2001 was caused by an increase in Diesel Group accounts receivable of $6.2 million primarily due to late payments from GM.

Cash Flows From Investing Activities. The Company's capital expenditures for the first three months of 2002 totaled $1.4 million compared to $2.4 million for the same period of 2001. Capital expenditures in 2002 were primarily for cost reduction, quality enhancements and general maintenance projects but also included minor amounts for new product launches. The amounts reported in the first quarter of 2001 included $0.6 million for the Company's ERP implementation project.

Cash Flows From Financing Activities. Cash flows from financing activities for the three months ended March 31, 2002 resulted in a net reduction in cash of $2.8 million. Principal payments of long-term debt totaled $1.4 million. Payments under the Revolving Credit Facility totaled $2.3 million, partially offset by overdraft borrowings of Stanadyne, SpA of $0.8 million. As of March 31, 2002 there was $4.4 million in borrowings against the Company's revolving credit facilities. Investments in the share capital of SAPL by the minority partner increased cash flows by $0.1 million for the first three months of 2002.

(2)      NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board has issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 142 is effective for the Company beginning on January 1, 2002. The Company has not yet completed an evaluation of the carrying value of goodwill and is unaware of what impairment if any will result from this analysis.

(3)      CRITICAL ACCOUNTING POLICIES

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

                     STANADYNE CORPORATION AND SUBSIDIARIES


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

Interest Rate Risk. The carrying value of the Company's revolving credit lines and term loans approximate fair value. The term loans are primarily LIBOR-based borrowings and are re-priced approximately every three months based on prevailing market rates. A 10% change in the interest rate on the term loans would have increased or decreased the first three months of 2002 interest expense by $0.1 million. The 10-1/4% Notes bear interest at a fixed rate and, therefore, are not sensitive to interest rate fluctuation. The fair value of the Company's $76.0 million in Notes based on quoted market prices on March 31, 2002 was approximately $60.9 million.

Foreign Currency Risk. The Company has subsidiaries in Brazil and Italy, a joint venture in India and a branch office in France, and therefore is exposed to changes in foreign currency exchange rates. Changes in exchange rates may positively or negatively affect the Company's sales, gross margins, and retained earnings. However, historically, these locations have contributed less than 15% of the Company's net sales and retained earnings, with most of these sales attributable to the Italian and Brazilian subsidiaries. The Company also sells its products from the United States to foreign customers for payment in foreign currencies as well as dollars. Foreign currency exchange gains totaled $0.3 million and exchange losses ($0.2) million for the three months ended March 31, 2002 and 2001, respectively. A majority of the exchange gains and losses are related to the Company's operations in Brazil. The Company does not hedge against foreign currency risk.

                     STANADYNE CORPORATION AND SUBSIDIARIES

PART II:  OTHER INFORMATION
ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K


         a.       Exhibits:

                  10.5.1 Stanadyne Corporation Pension Plan effective January 1, 2002 amended and restated

                  10.6.1 Stanadyne Corporation Savings Plus Plan effective January 1, 2002 amended and restated

                  10.14.1 Supplement to Stanadyne Automotive Holding Corp. Management Stock Option Plan dated January 11, 2002



         b. No report on Form 8-K was filed during the quarter ended March 31, 2002.

                     STANADYNE CORPORATION AND SUBSIDIARIES


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       Stanadyne Corporation
                                                       ---------------------
                                                               (Registrant)

  Date:    May 14, 2002                                /s/ Stephen S. Langin
           ------------                                ---------------------
                                                       Stephen S. Langin
                                                       Vice President and
                                                         Chief Financial Officer

EXHIBIT INDEX:

         10.5.1 Stanadyne Corporation Pension Plan effective January 1, 2002 amended and restated

         10.6.1 Stanadyne Corporation Savings Plus Plan effective January 1, 2002 amended and restated

         10.14.1 Supplement to Stanadyne Automotive Holding Corp. Management Stock Option Plan dated January 11, 2002