Form 10-Q
period 2002-06-30
STANADYNE AUTOMOTIVE CORP
filed 2002-08-13
CIK 1053439

                                   FORM 10 - Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2002

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

                                 Yes [X] No [ ]

The number of Common Shares of the Company, $0.01 per share par value, outstanding as of July 31, 2002 was 1,000.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


Part I Financial Information

      Item 1   Financial Statements

               Condensed Consolidated Balance Sheets as of
               June 30, 2002 (unaudited) and December 31, 2001...........      3

               Condensed Consolidated Statements of Operations for the
               three months ended June 30, 2002 and 2001 (unaudited).....      4

               Condensed Consolidated Statements of Operations for the
               six months ended June 30, 2002 and 2001 (unaudited).......      5

               Condensed Consolidated Statements of Cash Flows for the
               six months ended June 30, 2002 and 2001 (unaudited).......      6

               Notes to Condensed Consolidated Financial Statements
               (unaudited)...............................................   7-19

      Item 2   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................  20-26

      Item 3   Quantitative and Qualitative Disclosures About
               Market Risk...............................................     27

Part II Other Information

      Item 6   Exhibits and Reports on Form 8-K..........................     28

      Signature..........................................................     29

                     STANADYNE CORPORATION AND SUBSIDIARIES

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)



                                                                               (UNAUDITED)
                                                                                 JUNE 30,        DECEMBER 31,
                                                                                   2002              2001
                                                                                ---------        -----------
                            ASSETS
Current assets:
       Cash and cash equivalents                                                $     606         $     120
       Accounts receivable, net of allowance for uncollectible
         accounts of $579 at June 30, 2002 and $524 at December 31, 2001           47,929            36,872
       Inventories                                                                 35,998            32,660
       Prepaid expenses and other current assets                                      845               869
       Deferred income taxes                                                        7,161             6,955
                                                                                ---------         ---------
                            Total current assets                                   92,539            77,476

Property, plant and equipment, net                                                110,438           113,361
Goodwill                                                                           67,264            66,782
Intangible and other assets, net                                                    9,370            11,229
Due from Stanadyne Automotive Holding Corp.                                         4,216             4,216
                                                                                ---------         ---------
                            Total assets                                        $ 283,827         $ 273,064
                                                                                =========         =========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                         $  21,752         $  21,639
       Accrued liabilities                                                         24,569            24,599
       Current maturities of long-term debt                                         8,616             6,143
       Current installments of capital lease obligations                              102                42
                                                                                ---------         ---------
                            Total current liabilities                              55,039            52,423

Long-term debt, excluding current maturities                                      104,513           106,177
Deferred income taxes                                                               3,694             4,017
Capital lease obligations, excluding current installments                             332              --
Other noncurrent liabilities                                                       49,559            44,723
                                                                                ---------         ---------
                            Total liabilities                                     213,137           207,340
                                                                                ---------         ---------

Minority interest in consolidated subsidiary                                          210              --
Commitments and contingencies                                                        --                --

Stockholders' equity:
       Common stock                                                                  --                --
       Additional paid-in capital                                                  59,858            59,858
       Other accumulated comprehensive loss                                        (3,675)           (4,716)
       Retained earnings                                                           14,297            10,582
                                                                                ---------         ---------
                            Total stockholders' equity                             70,480            65,724
                                                                                ---------         ---------
              Total liabilities and stockholders' equity                        $ 283,827         $ 273,064
                                                                                =========         =========

            See notes to condensed consolidated financial statements.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                 (IN THOUSANDS)


                                                      Three Months  Three Months
                                                         Ended         Ended
                                                        June 30,      June 30,
                                                          2002          2001
                                                      ------------  ------------
Net sales                                               $ 73,986      $ 61,067
Cost of goods sold                                        58,581        49,926
                                                        --------      --------

Gross profit                                              15,405        11,141

Selling, general and administrative expenses               8,278         8,030
Amortization of intangibles                                  868         1,336
Management fees                                              275           275
                                                        --------      --------

Operating income                                           5,984         1,500

Interest, net                                              2,394         2,546
                                                        --------      --------
Income (loss) before income taxes (benefit)
   and minority interest                                   3,590        (1,046)

Income taxes (benefit)                                     1,104          (426)
                                                        --------      --------

Income (loss) before minority interest                     2,486          (620)

Minority interest in loss of consolidated subsidiary          69          --
                                                        --------      --------

Net income  (loss)                                      $  2,555      $   (620)
                                                        ========      ========


            See notes to condensed consolidated financial statements.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                 (IN THOUSANDS)


                                                         Six Months  Six Months
                                                            Ended       Ended
                                                          June 30,    June 30,
                                                            2002        2001
                                                         ----------  ----------
Net sales                                                 $137,773    $128,901
Cost of goods sold                                         109,793     103,973
                                                          --------    --------

Gross profit                                                27,980      24,928

Selling, general and administrative expenses                15,702      16,023
Amortization of intangibles                                  1,736       2,679
Management fees                                                550         550
                                                          --------    --------

Operating income                                             9,992       5,676

Interest, net                                                4,804       5,217
                                                          --------    --------
Income before income taxes
   and minority interest                                     5,188         459

Income taxes                                                 1,593         249
                                                          --------    --------

Income before minority interest                              3,595         210

Minority interest in loss of consolidated subsidiary           120        --
                                                          --------    --------

Net income                                                $  3,715    $    210
                                                          ========    ========


            See notes to condensed consolidated financial statements.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (IN THOUSANDS)


                                                                    Six Months       Six Months
                                                                      Ended           Ended
                                                                     June 30,         June 30,
                                                                       2002             2001
                                                                     --------         --------
Cash flows from operating activities:

    Net income                                                       $  3,715         $    210
    Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                    10,337           10,554
      Deferred income tax benefit                                        (554)          (1,491)
      Loss applicable to minority interest                               (120)            --
      Gain on disposal of property plant and equipment                   --                (24)
      Changes in operating assets and liabilities                      (9,369)          (5,405)
                                                                     --------         --------
          Net cash provided by operating activities                     4,009            3,844
                                                                     --------         --------

Cash flows from investing activities:

    Capital expenditures                                               (4,758)          (5,666)
    Proceeds from disposal of property, plant and equipment              --                 53
                                                                     --------         --------
          Net cash used in investing activities                        (4,758)          (5,613)
                                                                     --------         --------

Cash flows from financing activities:

    Net borrowings on revolving credit facilities                       2,225             --
    Net borrowings on foreign overdraft facilities                      1,308            1,109
    Principal payments on long-term debt                               (2,803)          (2,196)
    Payments of capital lease obligations                                 (42)            (305)
    Proceeds from investment by minority interest                         330             --
                                                                     --------         --------
          Net cash provided by (used in) financing activities           1,018           (1,392)
                                                                     --------         --------

Cash and cash equivalents:
    Net increase (decrease) in cash and cash equivalents                  269           (3,161)
    Effect of exchange rate changes on cash                               217              720
    Cash and cash equivalents at beginning of period                      120           13,647
                                                                     --------         --------
    Cash and cash equivalents at end of period                       $    606         $ 11,206
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

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all of the Company's wholly-owned subsidiaries:
Precision Engine Products Corp. ("PEPC"), Stanadyne, SpA ("SpA"), Precision Engine Products LTDA ("PEPL") and Stanadyne Automotive Foreign Sales Corp. ("FSC"). A joint venture, Stanadyne Amalgamations Private Limited ("SAPL"), is fully consolidated based on the Company's 51% controlling share, while the remaining 49% is recorded as a minority interest. Intercompany balances have been eliminated in consolidation.

Basis of Presentation. The balance sheet as of December 31, 2001 is condensed financial information derived from the audited balance sheet. The interim financial statements are unaudited. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation for the periods presented. Certain amounts have been reclassified in the 2001 financial statements to conform to the 2002 presentation. The Company's quarterly results are subject to fluctuation, consequently the results of operations and cash flows for any quarter are not necessarily indicative of the results and cash flows for any future period.

Goodwill and Other Intangible Assets. The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 142 required that upon adoption, amortization of goodwill cease and instead, the carrying value of goodwill be evaluated for impairment on an annual basis by applying a fair value based test. Identifiable intangible assets will continue to be amortized over their useful lives and be reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", as amended by SFAS No. 144.

Adoption of FASB Statement No. 145. In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 primarily affects the reporting requirements and classification of gains and losses from the extinguishment of debt, rescinds the transitional accounting requirements for intangible assets of motor carriers, and requires that certain lease modifications with economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for financial

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


statements issued after April 2002, with the exception of the provisions affecting the accounting for lease transactions, which is applicable for transactions entered into after May 15, 2002, and the provisions affecting classification of gains and losses from the extinguishment of debt, which is applicable for fiscal years beginning after May 15, 2002.

Accounting for Costs Associated with Exit or Disposal Activities. In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force Issue No. 94-3. This statement is effective for exit or disposal activities initiated after December 31, 2002.

(2)   INVENTORIES

Components of inventories are as follows:

                                          As of                 As of
                                      June 30, 2002        December 31, 2001
Raw materials and                        $10,546               $ 8,499
  purchased parts
Work-in-process                           18,318                19,567
Finished goods                             7,134                 4,594
                                         -------               -------
                                         $35,998               $32,660
                                         =======               =======

(3)   INCOME TAXES

The Company utilized an effective income tax rate of 30.7% for the first six months of 2002, compared to 54.2% for the first six months of 2001. In the first six months of 2002, the Company recorded $1.6 million of tax expense on a pre-tax income of $5.2 million. In 2001, the Company recorded $0.2 million of tax expense on a pre-tax income of $0.5 million. The Company received U.S. income tax benefits for export sales in both periods. The Company applies the estimated annual tax rate to the quarterly earnings to provide consistent quarterly tax rates based on the estimated effective tax rate for the year. The lower tax rate for 2002 is the result of a combination of net income and losses at different tax rates of various foreign and domestic subsidiaries. To the extent there are differences between components of planned and actual net income, the estimated annual tax rate for the year could change and, in turn, have an impact on future quarterly tax rates.

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


(4)   LONG-TERM DEBT

The Company had $76.0 million of Senior Subordinated Notes ("Notes") at an interest rate of 10.25% outstanding at June 30, 2002 and December 31, 2001. The Notes are due on December 15, 2007. The Company had $27.6 million and $30.4 million in term loans (the "Term Loans") outstanding at June 30, 2002 and December 31, 2001, respectively, at various interest rates on June 30, 2002 ranging from 4.31% to 6.5%. The Company had $18.0 million and $20.2 million in revolving credit lines (the "Revolving Credit Lines") available for borrowings at June 30, 2002 and December 31, 2001, respectively. The Company had $7.6 million and $5.4 million borrowed against the Revolving Credit Lines at June 30, 2002 and December 31, 2001, respectively, at an interest rate on June 30, 2002 of 6.25%. The Term Loans and the Revolving Credit Lines are governed by a Credit Agreement dated December 11, 1997, as amended (the "Credit Agreement"). The Company was in compliance with the quarterly financial performance covenants as established by the Credit Agreement as of the June 30, 2002 measurement date. In addition, the Company had $1.9 million and $0.5 million in overdraft borrowings at SpA outstanding at June 30, 2002 and December 31, 2001.

(5)   GOODWILL AND INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." With the adoption of SFAS No. 142, goodwill is no longer subject to amortization but will be annually assessed for impairment by applying a fair-value based test. The effect of the discontinuation of goodwill amortization for the year 2002 will be an increase of net income of approximately $1.9 million compared to net income if there had been amortization of goodwill. Within six months of adoption of SFAS No. 142, the Company was required to complete a transitional impairment review using a fair value methodology to identify if there was an impairment to the goodwill or intangible assets of indefinite life. Any impairment loss resulting from the transitional impairment test would have been recorded as a cumulative effect of a change in accounting principle for the quarter ended June 30, 2002. The Company completed its evaluation of the carrying value of goodwill during the quarter and has determined that there is no impairment of goodwill. SFAS No. 142 requires that goodwill be tested annually and between annual tests if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Subsequent impairment losses will be reflected in operating income in the Statement of Operations.

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


As required by SFAS No. 142, the effect of this accounting change has been reflected prospectively. A reconciliation of net income as if SFAS No. 142 had been adopted is presented below for the three months ended June 30, 2002 and 2001 and for the six months ended June 30, 2002 and 2001.

                                  Three Months Ended              Six Months Ended
                            -----------------------------  -----------------------------
                            June 30, 2002   June 30, 2001  June 30, 2002   June 30, 2001
                            -------------   -------------  -------------   -------------
Reported net income(loss)      $  2,555      $    (620)      $   3,715       $      210

Goodwill amortization                 -            464               -              931
                               --------      ---------       ---------       ----------

Adjusted net income(loss)      $  2,555      $    (156)      $   3,715       $    1,141
                               ========      =========       =========       ==========

Goodwill for the Diesel Group was $55.9 million and $55.4 million at June 30, 2002 and December 31, 2001, respectively, and goodwill for Precision Engine was $11.4 million at June 30, 2002 and December 31, 2001. The change in goodwill balances between periods is due to foreign currency translation of Euros at SpA. Major components of intangible and other assets at June 30, 2002 and December 31, 2001 consisted of:

                              June 30, 2002               December 31, 2001
                        --------------------------    --------------------------
                          Gross                         Gross
                        Carrying      Accumulated     Carrying      Accumulated
                          Value       Amortization      Value       Amortization
                        --------      ------------    --------      ------------

Patents                  $ 9,809        $ 5,865        $ 9,809        $ 5,243
Debt issuance costs        8,149          4,953          8,149          4,438
Software                   3,544          3,232          3,544          2,878
Customer contracts         2,690          2,104          2,690          1,880
Other                      1,721            389          1,844            368
                         -------        -------        -------        -------
                         $25,913        $16,543        $26,036        $14,807
                         =======        =======        =======        =======

Amortization expense of other intangible assets was $868 and $1,336 for the three months ended June 30, 2002 and 2001, respectively, and $1,736 and $2,679 for the six months ended June 30, 2002 and 2001, respectively. Estimated annual amortization expense of other intangible assets is expected to be $3,428 in 2002, $2,425 in 2003, $1,178 in 2004, $843 in 2005 and $830 in 2006.

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

(7)   COMPREHENSIVE INCOME (LOSS)

The Company's comprehensive income (loss) for the three month and six month periods ended June 30, 2002 and 2001 are as follows:

                                                            Three Months                    Six Months
                                                           Ended June 30,                 Ended June 30,
                                                         2002           2001            2002           2001
                                                       -------        -------         -------        -------
Net income (loss)                                      $ 2,555        $  (620)        $ 3,715        $   210

Other comprehensive income (loss), net of tax:
       Foreign currency translation adjustments          1,626         (1,706)          1,041           (260)
                                                       -------        -------         -------        -------

Comprehensive (loss) income                            $ 4,181        $(2,326)        $ 4,756        $   (50)
                                                       =======        =======         =======        =======

(8)   SEGMENTS

The Company has two reportable segments, the Diesel Systems Group (the "Diesel Group") and Precision Engine Products ("Precision Engine"). The Diesel Group manufactures diesel fuel injection equipment including fuel pumps, injectors, filtration systems and miscellaneous non-proprietary products. This segment accounted for approximately 80% and 85% of the Company's revenues for the three months ended June 30, 2002 and 2001, respectively and approximately 80% and 86% of total revenues for the six months ended June 30, 2002 and 2001, respectively. Precision Engine manufactures roller-rocker arms, hydraulic valve lifters and lash adjusters for gasoline engines. Revenues for Precision Engine accounted for approximately 20% and 15% of total revenues for the three months ended June 30, 2002 and 2001, respectively and approximately 20% and 14% of total revenues for the six months ended June 30, 2002 and 2001, respectively. The Company considers the Diesel Group and Precision Engine to be two distinct segments because the operating results of each are compiled, reviewed and managed separately. In addition, the products and services of each segment have an end use (diesel versus gasoline engines), which entails different engineering and marketing efforts. There were no inter-segment sales between the Diesel Group and Precision Engine for any of the periods presented.

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


The following summarizes key information used by the Company in evaluating the performance of each segment for the three months ended June 30, 2002 and 2001 and as of and for the six months ended June 30, 2002 and 2001:

                                    FOR THE THREE MONTHS ENDED JUNE 30, 2002
                               -------------------------------------------------
                                DIESEL     PRECISION
                                GROUP       ENGINE      ELIMINATIONS     TOTALS
                               -------     ---------    ------------     -------
Net sales                      $58,814      $15,172      $    --         $73,986
Gross profit                    14,156        1,249           --          15,405
Depreciation and amortization
  expense                        4,305          855           --           5,160
Operating income (loss)          6,434         (450)          --           5,984
Net income (loss)                3,396         (841)          --           2,555
Total capital expenditures       2,639          732           --           3,371

                                    FOR THE THREE MONTHS ENDED JUNE 30, 2001
                               -------------------------------------------------
                                DIESEL     PRECISION
                                GROUP       ENGINE      ELIMINATIONS     TOTALS
                               -------     ---------    ------------    --------
Net sales                      $51,713     $  9,354      $      --      $61,067
Gross profit                    10,937          204             --       11,141
Depreciation and amortization
  expense                        4,355          923             --        5,278
Operating income (loss)          2,997       (1,497)            --        1,500
Net income (loss)                  587       (1,207)            --         (620)
Total capital expenditures       2,977          321             --        3,298

                                AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2002
                               -------------------------------------------------
                                DIESEL     PRECISION
                                GROUP       ENGINE      ELIMINATIONS     TOTALS
                               --------    ---------    ------------    --------
Net sales                      $109,488     $ 28,285      $   --        $137,773
Gross profit                     25,579        2,401          --          27,980
Depreciation and amortization
  expense                         8,626        1,711          --          10,337
Operating income (loss)          10,185         (193)         --           9,992
Net income (loss)                 4,776       (1,061)         --           3,715
Total assets                    247,923       52,040       (16,136)      283,827
Total capital expenditures        3,781          977          --           4,758

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


                                AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2001
                               -------------------------------------------------
                                DIESEL     PRECISION
                                GROUP       ENGINE      ELIMINATIONS     TOTALS
                               --------    ---------    ------------    --------
Net sales                      $110,372    $ 18,529       $   --        $128,901
Gross profit                     24,783         145           --          24,928
Depreciation and amortization
  expense                         8,707       1,847           --          10,554
Operating income (loss)           8,533      (2,857)          --           5,676
Net income (loss)                 3,082      (2,872)          --
Total assets                    251,862      47,169        (17,481)      281,550
Total capital expenditures        5,208         458           --           5,666

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

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)


                                                                          Consolidating Condensed Balance Sheets
                                                                                        June 30, 2002
                                                         ---------------------------------------------------------------------------
                                                          Stanadyne                                                     Stanadyne
                                                         Corporation     Subsidiary   Non-Guarantor                    Corporation
                                                           Parent        Guarantor    Subsidiaries    Eliminations    & Subsidiaries
                                                         ---------------------------------------------------------------------------
ASSETS
Current assets:
           Cash and cash equivalents                      $     233      $     144      $   1,025     $    (796)(d)     $     606
           Accounts receivable, net                          34,649          7,972          5,631          (323)           47,929
           Inventories                                       21,484          8,725          5,128           661(c)         35,998
           Other current assets                               5,459            740          1,807          --               8,006
                                                          -----------------------------------------------------------------------
           Total current assets                              61,825         17,581         13,591          (458)           92,539
Property, plant and equipment, net                           79,041         17,902         13,495          --             110,438
Intangible and other assets, net                             51,712         11,957         13,921          (956)(b)        76,634
Investment in subsidiaries                                   42,882         (2,355)          --         (40,527)(a)          --
Due from Stanadyne Automotive Holding Corp.                   4,216           --             --            --               4,216
                                                          -----------------------------------------------------------------------
           Total assets                                   $ 239,676      $  45,085      $  41,007     $ (41,941)        $ 283,827
                                                          =======================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

           Accounts payable and
             accrued liabilities                          $  33,845      $   8,626      $   3,823     $      27         $  46,321
           Current maturities of long-term
             debt and capital lease obligations               6,692           --            2,026          --               8,718
                                                          -----------------------------------------------------------------------
           Total current liabilities                         40,537          8,626          5,849            27            55,039
Long-term debt and capital lease obligations                104,513           --              332          --             104,845
Other noncurrent liabilities                                 36,780         11,037          6,392          (956)(b)        53,253
Minority interest in consolidated subsidiary                   --             --             --             210               210
Intercompany accounts                                       (16,391)         9,921          6,879          (409)             --
Stockholders' equity                                         74,237         15,501         21,555       (40,813)(a)        70,480
                                                          -----------------------------------------------------------------------
           Total liabilities and stockholders' equity     $ 239,676      $  45,085      $  41,007     $ (41,941)        $ 283,827
                                                          =======================================================================

(a)  Amount represents the elimination of investments in subsidiaries.

(b)  Reclassify deferred tax asset to deferred tax liability.

(c)  Amount represents the elimination of inventory for out of period transfers.

(d)  Amount represents the elimination of cash for out of period cash payments.

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)


                                                                          Consolidating Condensed Balance Sheets
                                                                                     December 31, 2001
                                                         ---------------------------------------------------------------------------
                                                          Stanadyne                                                     Stanadyne
                                                         Corporation     Subsidiary   Non-Guarantor                    Corporation
                                                           Parent        Guarantor    Subsidiaries    Eliminations    & Subsidiaries
                                                         ---------------------------------------------------------------------------
ASSETS
Current assets:

           Cash and cash equivalents                      $     483      $       5      $     772     $  (1,140)(d)     $     120
           Accounts receivable, net                          27,076          5,234          4,577           (15)           36,872
           Inventories                                       18,960          8,947          4,296           457 (c)        32,660
           Other current assets                               5,791            649          1,347            37             7,824
                                                          -----------------------------------------------------------------------
           Total current assets                              52,310         14,835         10,992          (661)           77,476
Property, plant and equipment, net                           82,114         18,445         12,802          --             113,361
Intangible and other assets, net                             53,334         12,181         13,564        (1,068)(b)        78,011
Investment in subsidiaries                                   42,399         (2,567)          --         (39,832)(a)          --
Due from Stanadyne Automotive Holding Corp.                   4,216           --             --            --               4,216
                                                          -----------------------------------------------------------------------
           Total assets                                   $ 234,373      $  42,894      $  37,358     $ (41,561)        $ 273,064
                                                          =======================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

           Accounts payable and

             accrued liabilities                          $  34,832      $   6,966      $   4,442     $      (2)        $  46,238
           Current maturities of long-term
             debt and capital lease obligations               5,607           --              578          --               6,185
                                                          -----------------------------------------------------------------------
           Total current liabilities                         40,439          6,966          5,020            (2)           52,423
Long-term debt and capital lease obligations                106,177           --             --            --             106,177
Other noncurrent liabilities                                 32,535         11,010          6,263        (1,068)(b)        48,740
Intercompany accounts                                       (15,321)         8,904          6,952          (535)             --
Stockholders' equity                                         70,543         16,014         19,123       (39,956)(a)        65,724
                                                          -----------------------------------------------------------------------
           Total liabilities and stockholders' equity     $ 234,373      $  42,894      $  37,358     $ (41,561)        $ 273,064
                                                          =======================================================================

(a)  Amount represents the elimination of investments in subsidiaries.

(b)  Reclassify deferred tax asset to deferred tax liability.

(c)  Amount represents the elimination of inventory for out of period transfers.

(d)  Amount represents the elimination of cash for out of period cash payments.

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)


                                                                       Consolidating Condensed Statements of Operations
                                                                              Three Months Ended June 30, 2002
                                                         ---------------------------------------------------------------------------
                                                          Stanadyne                                                     Stanadyne
                                                         Corporation     Subsidiary   Non-Guarantor                    Corporation
                                                           Parent        Guarantor    Subsidiaries    Eliminations    & Subsidiaries
                                                         ---------------------------------------------------------------------------
Net sales                                                 $ 54,824        $ 13,739      $  7,380      $ (1,957)(a)       $ 73,986
Cost of goods sold                                          41,335          13,096         6,168        (2,018)(a)         58,581
                                                          -----------------------------------------------------------------------
           Gross profit                                     13,489             643         1,212            61             15,405
Selling, general, administrative and
  other operating expenses                                   7,305           1,212           904          --                9,421
                                                          -----------------------------------------------------------------------
           Operating income (loss)                           6,184            (569)          308            61              5,984
Interest, net                                                1,854             167           328            45(b)           2,394
                                                          -----------------------------------------------------------------------
           Income (loss) before income
             taxes (benefit) and minority interest           4,330            (736)          (20)           16              3,590
Income taxes (benefit)                                       1,391             104          (391)         --                1,104
                                                          -----------------------------------------------------------------------
           Income (loss) before
             minority interest                               2,939            (840)          371            16              2,486
Minority interest in loss of consolidated subsidiary          --              --            --              69                 69
                                                          -----------------------------------------------------------------------
           Net income (loss)                              $  2,939        $   (840)     $    371      $     85           $  2,555
                                                          =======================================================================

                                                                        Consolidating Condensed Statements of Operations
                                                                               Three Months Ended June 30, 2001
                                                         ---------------------------------------------------------------------------
                                                          Stanadyne                                                     Stanadyne
                                                         Corporation     Subsidiary   Non-Guarantor                    Corporation
                                                           Parent        Guarantor    Subsidiaries    Eliminations    & Subsidiaries
                                                         ---------------------------------------------------------------------------
Net sales                                                 $ 47,676        $  9,849      $  4,565      $ (1,023)(a)      $ 61,067
Cost of goods sold                                          36,987           9,288         4,720        (1,069)(a)        49,926
                                                          -----------------------------------------------------------------------
           Gross profit (loss)                              10,689             561          (155)           46            11,141
Selling, general, administrative and
  other operating expenses                                   7,597           1,119           925          --               9,641
Intercompany FSC commissions                                   785              18          (803)         --                --
                                                          -----------------------------------------------------------------------
           Operating income (loss)                           2,307            (576)         (277)           46             1,500
Interest, net                                                1,995             149           370            32 (b)         2,546
                                                          -----------------------------------------------------------------------
           Income (loss) before income
             taxes (benefit)                                   312            (725)         (647)           14            (1,046)
Income taxes (benefit)                                        (645)           (207)          426          --                (426)
                                                          -----------------------------------------------------------------------
           Net income (loss)                              $    957        $   (518)     $ (1,073)     $     14          $   (620)
                                                          =======================================================================

(a)  Elimination of intercompany sales and cost of goods sold.

(b)  Elimination of intercompany lease activity between PEPC and PEPL.

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)


                                                                      Consolidating Condensed Statements of Operations
                                                                               Six Months Ended June 30, 2002
                                                         ---------------------------------------------------------------------------
                                                          Stanadyne                                                     Stanadyne
                                                         Corporation     Subsidiary   Non-Guarantor                    Corporation
                                                           Parent        Guarantor    Subsidiaries    Eliminations    & Subsidiaries
                                                         ---------------------------------------------------------------------------
Net sales                                                 $102,056        $ 26,798      $ 13,431      $ (4,512)(a)       $137,773
Cost of goods sold                                          77,585          25,193        11,509        (4,494)(a)        109,793
                                                          -----------------------------------------------------------------------
           Gross profit                                     24,471           1,605         1,922           (18)            27,980
Selling, general, administrative and
  other operating expenses                                  14,606           2,334         1,048          --               17,988
                                                          -----------------------------------------------------------------------
           Operating income (loss)                           9,865            (729)          874           (18)             9,992
Interest, net                                                3,709             334           656           105              4,804
                                                          -----------------------------------------------------------------------
           Income (loss) before income
             taxes (benefit) and minority interest           6,156          (1,063)          218          (123)             5,188
Income taxes (benefit)                                       1,784             161          (352)         --                1,593
                                                          -----------------------------------------------------------------------
           Income (loss) before

             minority interest                               4,372          (1,224)          570          (123)             3,595
Minority interest in loss of consolidated subsidiary          --              --            --             120                120
                                                          -----------------------------------------------------------------------
           Net income (loss)                              $  4,372        $ (1,224)     $    570      $     (3)          $  3,715
                                                          =======================================================================

                                                                       Consolidating Condensed Statements of Operations
                                                                                Six Months Ended June 30, 2001
                                                         ---------------------------------------------------------------------------
                                                          Stanadyne                                                     Stanadyne
                                                         Corporation     Subsidiary   Non-Guarantor                    Corporation
                                                           Parent        Guarantor    Subsidiaries    Eliminations    & Subsidiaries
                                                         ---------------------------------------------------------------------------
Net sales                                                  $102,370       $ 19,579      $  9,030      $ (2,078)(a)       $128,901
Cost of goods sold                                           78,080         18,929         9,116        (2,152)(a)        103,973
                                                          -----------------------------------------------------------------------
           Gross profit (loss)                               24,290            650           (86)           74             24,928
Selling, general, administrative and
  other operating expenses                                   15,483          2,230         1,551           (12)            19,252
Intercompany FSC commissions                                  1,710             35        (1,745)         --                 --
                                                          -----------------------------------------------------------------------
           Operating income (loss)                            7,097         (1,615)          108            86              5,676
Interest, net                                                 4,115            306           729            67              5,217
                                                          -----------------------------------------------------------------------
           Income (loss) before income taxes (benefit)        2,982         (1,921)         (621)           19                459
Income taxes (benefit)                                          110            (13)          152          --                  249
                                                          -----------------------------------------------------------------------
           Net income (loss)                               $  2,872       $ (1,908)     $   (773)     $     19           $    210
                                                          =======================================================================

(a)  Elimination of intercompany sales and cost of goods sold.

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)


                                                                     Consolidating Condensed Statements of Cash Flows
                                                                              Six Months Ended June 30, 2002
                                                         ---------------------------------------------------------------------------
                                                          Stanadyne                                                     Stanadyne
                                                         Corporation     Subsidiary   Non-Guarantor                    Corporation
                                                           Parent        Guarantor    Subsidiaries    Eliminations    & Subsidiaries
                                                         ---------------------------------------------------------------------------
Cash flows from operating activities:

           Net income (loss)                              $  4,372       $ (1,224)     $    570       $     (3)        $  3,715
           Adjustments to reconcile net income
             (loss) to net cash provided by (used in)
             operating activities:
                Depreciation and amortization                8,077          1,692           568           --             10,337
                Other adjustments                             (219)          (300)          (35)          --               (554)
                Loss applicable to minority interest          --             --            --             (120)            (120)
                Changes in operating assets and
                  liabilities                               (7,259)           396        (2,764)           258           (9,369)
                                                          -----------------------------------------------------------------------
                Net cash provided by (used in)
                  operating activities                       4,971            564        (1,661)           135            4,009
                                                          -----------------------------------------------------------------------

Cash flows from investing activities:

           Capital expenditures                             (3,481)          (924)         (353)          --             (4,758)
           Investment in subsidiaries                         (343)          --            --              343             --
                                                          -----------------------------------------------------------------------
                Net cash used in
                  investing activities                      (3,824)          (924)         (353)           343           (4,758)
                                                          -----------------------------------------------------------------------

Cash flows from financing activities:

           Net change in debt                                 (578)          --           1,266           --                688
           Net change in equity                               (844)           499           981           (306)             330
                                                          -----------------------------------------------------------------------
                Net cash (used in) provided by
                  financing activities                      (1,422)           499         2,247           (306)           1,018
                                                          -----------------------------------------------------------------------

Net (decrease) increase in cash and
  cash equivalents                                            (275)           139           233            172              269
Effect of exchange rate changes on cash                         25           --              20            172              217
Cash and cash equivalents at
  beginning of period                                          483              5           772         (1,140)             120
                                                          -----------------------------------------------------------------------
Cash and cash equivalents at
  end of period                                           $    233       $    144      $  1,025       $   (796)        $    606
                                                          =======================================================================

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (concluded)


                                                                      Consolidating Condensed Statements of Cash Flows
                                                                               Six Months Ended June 30, 2001
                                                         ---------------------------------------------------------------------------
                                                          Stanadyne                                                     Stanadyne
                                                         Corporation     Subsidiary   Non-Guarantor                    Corporation
                                                           Parent        Guarantor    Subsidiaries    Eliminations    & Subsidiaries
                                                         ---------------------------------------------------------------------------
Cash flows from operating activities:

           Net income (loss)                               $  2,872       $ (1,908)     $   (773)       $     19        $    210
           Adjustments to reconcile net income
             (loss) to net cash provided by (used in)
             operating activities:
                Depreciation and amortization                 8,041          1,829           684            --            10,554
                Other adjustments                              (697)          (447)         (371)           --            (1,515)
                Changes in operating assets and
                  liabilities                                (5,946)           977            55            (491)         (5,405)
                                                          -----------------------------------------------------------------------
                Net cash provided by (used in)
                  operating activities                        4,270            451          (405)           (472)          3,844
                                                          -----------------------------------------------------------------------

Cash flows from investing activities:

           Capital expenditures                              (4,957)          (450)         (245)            (14)         (5,666)
           Proceeds from disposal of property,
              plant and equipment                               436           --               8            (391)             53
                                                          -----------------------------------------------------------------------
                Net cash used in
                  investing activities                       (4,521)          (450)         (237)           (405)         (5,613)
                                                          -----------------------------------------------------------------------

Cash flows from financing activities:

           Net change in debt                                (2,196)          --             804            --            (1,392)
                                                          -----------------------------------------------------------------------
                Net cash (used in) provided by
                  financing activities                       (2,196)          --             804            --            (1,392)
                                                          -----------------------------------------------------------------------

Net (decrease) increase in cash and
  cash equivalents                                           (2,447)             1           162            (877)         (3,161)
Effect of exchange rate changes on cash                          (6)          --             (18)            744             720
Cash and cash equivalents at
  beginning of period                                        13,383             14            85             165          13,647
                                                          -----------------------------------------------------------------------
Cash and cash equivalents at
  end of period                                            $ 10,930       $     15      $    229        $     32        $ 11,206
                                                          =======================================================================

                     STANADYNE CORPORATION AND SUBSIDIARIES

ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

(1)   OVERVIEW

The Company is a leading designer and manufacturer of highly-engineered, precision manufactured engine components. The Company's two reporting segments are the Diesel Group and Precision Engine. The Diesel Group manufactures diesel fuel injection equipment including fuel pumps, injectors and filtration systems as well as miscellaneous non-proprietary products. Precision Engine manufactures roller-rocker arms, hydraulic valve lifters and lash adjusters for gasoline engines. Detailed segment information can be found in Note 8 of Notes to Condensed Consolidated Financial Statements.

Continued strength in demand for the Company's products resulted in a 6.9% increase in overall revenues through the first six months as compared to the same period last year. The resulting net income of $3.7 million was significantly ahead of the $0.2 million reported for the first six months of 2001. Despite this improvement, the volatility of the underlying economy in 2002 could affect demand for the Company's products in the second half of the year. The Company remains cautious in its outlook for the remainder of the year.

The Diesel Group segment reported a 13.7% increase in second quarter sales in comparison to the same period a year ago. All of the major product lines contributed to the increase, including $1.8 million in sales recorded by the Precision Components and Assembly ("PCA") product line. Begun only last year, the market strategy for this product line is to use the Company's precision manufacturing expertise, coupled with its experience in component assembly and test technology, as a basis for developing a contract manufacturing business for a select group of key customers worldwide. Growth in this product line is expected to generate approximately $10 million in new revenues in 2002, with a target objective of $50 million in annual revenues by 2005. Sales through the first six months totaled 0.8% less than the same period last year, resulting in net income of $4.5 million versus $3.1 million last year.

The Precision Engine segment continued to recover from the losses reported in 2001. Second quarter sales were 62.2% higher than the same period a year ago, with increased customer demand from DaimlerChrysler Corp. ("DCX"), Tritec Motors, Ltd. and the service aftermarket sector. Sales through the first six months totaled 52.7% more than the same period last year, resulting in net losses of $1.1 million versus $2.9 million last year.

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

                                    Three Months Ended June 30,        Six Months Ended June 30,
                                       2002             2001              2002            2001
                                     $      %         $       %        $       %       $       %
                                  ------  -----    ------   -----   -------  -----  -------  -----
Net sales                         73,986  100.0    61,067   100.0   137,773  100.0  128,901  100.0
Cost of goods sold                58,581   79.2    49,926    81.8   109,793   79.7  103,973   80.7
Gross profit                      15,405   20.8    11,141    18.2    27,980   20.3   24,928   19.3
SG&A                               8,278   11.2     8,030    13.1    15,702   11.4   16,023   12.4
Amortization of intangibles          868    1.2     1,336     2.2     1,736    1.3    2,679    2.1
Management fees                      275    0.4       275     0.5       550    0.4      550    0.4
Operating income                   5,984    8.1     1,500     2.5     9,992    7.3    5,676    4.4
Net income (loss)                  2,555    3.5      (620)   (1.0)    3,715    2.7      210    0.2

COMPARISON OF RESULTS OF OPERATIONS:

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Net Sales. Net sales for the second quarter of 2002 totaled $74.0 million and were 21.2% higher than the $61.1 million reported in the same period last year. Higher sales were reported in both segments: Diesel Group up $7.1 million or 13.7% and Precision Engine up $5.8 million or 62.2%. The broad-based sales increase in the Diesel Group included most major customers and all of the major product lines, including the PCA product line which reported $1.8 million in second quarter revenues. One exception to the overall increase in demand for Diesel Group products was a $4.6 million reduction in service sales of the DS fuel pump to General Motors Corporation ("GM"). This lower level of demand for the DS fuel pump is expected to continue for the balance of the year. The increase in demand for products produced in the Precision Engine segment resulted in higher OEM sales of $1.2 million to DCX in the US and $1.6 million to Tritec Motors, Ltd. in Brazil. Demand for hydraulic tappets produced by Precision Engine in the service aftermarket has increased substantially since the second quarter of 2001, resulting in $2.8 million of additional sales in the second quarter of 2002.

Gross Profit. Gross profit for the Company in the second quarter of 2002 increased to $15.4 million and 20.8% of net sales, from $11.1 million and 18.2% of net sales for the same period in 2001. Both segments contributed to this increase. Higher sales in the Diesel Group pushed gross profit to 24.1% in the second quarter of 2002, as compared to 21.1% in the same period a year ago. Gross profits in Precision Engine increased as a percentage of net sales to 8.2%, as compared to 2.2% in the second quarter of 2001. The sales increase reported during the second quarter of 2002 in Precision Engine included lower margin hydraulic tappets sold to the aftermarket and therefore reduced the impact on gross profits.

                     STANADYNE CORPORATION AND SUBSIDIARIES


SG&A. SG&A totaled $8.3 million or 11.2% of net sales for the second quarter of 2002, up from $8.0 million or 13.1% in 2001. A portion of the increase is accounted for by $0.1 million in start-up costs for operations in India for SAPL and $0.1 million of additional freight on sales in support of higher business levels. The second quarter 2002 SG&A results for Precision Engine include $0.2 million of foreign exchange losses on operations in Brazil as compared to $0.5 million in the same period of 2001.

Amortization of Intangibles. Amortization of intangible assets decreased to $0.9 million in the second quarter of 2002 from $1.3 million in the second quarter of 2001. The discontinuance of goodwill amortization in 2002 in accordance with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", resulted in a reduction of amortization from the second quarter of 2001 of $0.4 million.

Operating Income. Operating income for the second quarter of 2002 totaled $6.0 million versus $1.5 million in the second quarter of 2001, representing an increase of $4.5 million. As a percentage of net sales, operating income increased to 8.1% in the second quarter of 2002 from 2.5% in the second quarter of 2001 for the Company. Higher gross profits in both segments resulted in additional operating income in the second quarter of 2002 versus 2001. Operating income as a percentage of net sales improved in the Diesel Group to 10.9% from 5.8% and in Precision Engine to (3.0%) from (16.0%).

Net Income. Net income in the second quarter of 2002 totaled $2.6 million versus a net loss of ($0.6) million for the same period in 2001. Most of this improvement was produced through the $4.5 million of higher operating income in 2002. The improvement in operating income and $0.2 million in lower interest expense, due to less debt and lower interest rates, were partially offset by a $1.5 million increase in income taxes.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Net Sales. Net sales for the first six months of 2002 totaled $137.8 million and were 6.9% higher than the $128.9 million reported for the same period last year. All of the increase was produced by the Precision Engine segment where sales grew $9.8 million or 52.7%, while Diesel Group sales were lower by $0.9 million or 0.8%. The increase in Precision Engine included higher OEM sales of $1.6 million to DCX in the US and $3.5 million to Tritec Motors, Ltd. in Brazil. Demand in the service aftermarket for hydraulic tappets has increased substantially from last year, resulting in $4.6 million of additional sales in the first six months of 2002. Diesel Group sales increased in the second quarter of 2002 to erase most of the deficit from the first quarter of 2002 compared to the first quarter of 2001. Sales through the first six months of 2002 increased, in comparison to the same period last year, for most major customers, offset by $10.1 million less service sales of the DS fuel pump to GM and $2.7 million less fuel pump sales to Perkins.

Gross Profit. Gross profit for the Company in the first six months of 2002 increased to $28.0 million from $24.9 million for the same period in 2001. Despite the slight decline in revenues,

                     STANADYNE CORPORATION AND SUBSIDIARIES


gross profit for the first six months of 2002 in the Diesel Group increased as a percentage of net sales to 23.4% from 22.5% in the same period last year due to a change in the mix of products sold in both periods. Higher sales volumes in the first six months for Precision Engine drove gross profit as a percentage of net sales to 8.5%, as compared to 0.8% in the first six months of 2001.

SG&A. SG&A totaled $15.7 million for the first six months of 2002, down from $16.0 million in 2001 and down as a percentage of net sales to 11.4% from 12.4%. While there was little overall change in expenses in the Diesel Group segment, SG&A in Precision Engine improved to 8.0% of net sales from 14.6% in the prior year. This reduction in SG&A was primarily due to lower reported losses on foreign currency transactions on operations in Brazil in 2002 of $0.1 million versus $0.6 million of losses in 2001. SG&A for the first six months of 2002 also includes $0.2 million in start-up costs for operations in India for SAPL.

Amortization of Intangibles. Amortization of intangible assets decreased to $1.7 million in the first six months of 2002 from $2.7 million in the first six months of 2001. The discontinuance of goodwill amortization in 2002 in accordance with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", resulted in a reduction of amortization from the first six months of 2001 of $0.9 million.

Operating Income. Operating income for the first six months of 2002 totaled $10.0 million or 7.3% of net sales versus $5.7 million or 4.4% of net sales in the first six months of 2001. A combination of higher gross profits and lower SG&A and amortization expense in both segments contributed to the $4.3 million improvement. Operating income as a percentage of net sales increased in the first six months of 2002 in the Diesel Group to 9.3% from 7.7% for the same period last year and increased in Precision Engine for the first six months of 2002 to (0.7%) from (15.4%) for the same period last year.

Net Income. Net income in the first six months of 2002 totaled $3.7 million versus $0.2 million for the same period in 2001. Higher net income resulted from $4.3 million increased operating income in 2002, $0.4 million in lower interest expense, due to less debt and lower interest rates, partially offset by a $1.3 million increase in income taxes on higher earnings.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are cash flows from operations supplemented by a revolving credit facility under which $18.0 million was available for borrowings as of June 30, 2002. The Company occasionally utilizes capital leasing and, for its Italian subsidiary, SpA, maintains overdraft facilities with local financial institutions on an as needed basis. As of June 30, 2002, there were borrowings of $27.6 million under the Term Loans, $7.6 million under the Revolving Credit Lines and $1.9 million in foreign overdraft facilities. The Company met all financial covenants set forth in the Credit Agreement for the June 30, 2002 measurement date.

                     STANADYNE CORPORATION AND SUBSIDIARIES


Cash Flows From Operating Activities. Cash flows from operations for the six months ended June 30, 2002 totaled $4.0 million as compared to $3.8 million for the same period of 2001. A $4.1 million increase in cash flows from operations other than changes in operating assets and liabilities was almost entirely offset by growth in net asset accounts, especially accounts receivable and inventories. Changes in net operating asset and liability accounts decreased cash flows from operations by $9.4 million during the six months ended June 30, 2002 compared to a decrease of $5.4 million for the first six months of 2001. Increases to accounts receivable and inventories in both segments totaled $14.1 million in the first six months of 2002 and were partially offset by a $4.7 million increase to accrued liability accounts. While a portion of these increases reflect the overall higher levels of business in each segment, the Company continues to struggle with the new ERP systems installed during the first quarter. Many of the challenges have been concentrated in the planning and scheduling of production and are reflected in the inventory turnover measurement which, for the first six months of 2002, averaged 7.1 turns or considerably less than the 8.1 turns recorded for the same period a year ago. Aggressive management efforts continue to improve this situation.

Cash Flows From Investing Activities. The Company's capital expenditures for the first six months of 2002 totaled $4.8 million compared to $5.7 million for the same period of 2001. Capital expenditures in 2002 included $3.1 million in support of new product launches with the remainder applied to cost reduction, quality enhancements and general maintenance projects. The amounts reported in the first six months of 2001 included $1.8 million for the Company's ERP implementation project.

Cash Flows From Financing Activities. Cash flows from financing activities for the six months ended June 30, 2002 resulted in a net increase in cash of $1.0 million. Principal payments of long-term debt totaled $2.8 million. Borrowings under the Revolving Credit Facility totaled $2.2 million and additional overdraft borrowings at SpA amounted to $1.3 million. As of June 30, 2002 there was $7.6 million in borrowings against the Company's Revolving Credit Facility and $1.9 million of foreign overdraft borrowings. Investments in the share capital of SAPL by the minority partner increased cash flows by $0.3 million for the first six months of 2002.

(2)   NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board ("FASB") issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 142 was effective for the Company beginning on January 1, 2002. The Company has completed an evaluation of the carrying value of goodwill and has determined that no impairment exists.

                     STANADYNE CORPORATION AND SUBSIDIARIES


In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 primarily affects the reporting requirements and classification of gains and losses from the extinguishment of debt, rescinds the transitional accounting requirements for intangible assets of motor carriers, and requires that certain lease modifications with economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for financial statements issued after April 2002, with the exception of the provisions affecting the accounting for lease transactions, which is applicable for transactions entered into after May 15, 2002, and the provisions affecting classification of gains and losses from the extinguishment of debt, which is applicable for fiscal years beginning after May 15, 2002.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force Issue No. 94-3. This statement is effective for exit or disposal activities initiated after December 31, 2002.

(3)   CRITICAL ACCOUNTING POLICIES

We prepare the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include: product warranty reserves, inventory reserves for excess or obsolescence, and pension and postretirement benefit liabilities and are fully described in the notes to our consolidated financial statements contained in our annual report on Form 10-K.

(4)   CAUTIONARY STATEMENT

This quarterly report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements with respect to the financial condition, results of operations and business of the Company and management's discussion and analysis of financial condition and results of operations. All of these forward-looking statements are based on estimates and assumptions made by the management of the Company which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such estimates and statements. No assurance can be given that any such estimates will be realized, and it is likely that actual results will differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences

                     STANADYNE CORPORATION AND SUBSIDIARIES


include: (1) increased competition; (2) increased costs; (3) loss or retirement of key members of management; (4) increases in the Company's cost of borrowing or inability or unavailability of additional debt or equity capital; (5) adverse state or federal legislation or regulation or adverse determinations in pending litigation; (6) changes in the value of the U.S. Dollar relative to foreign currencies of countries where the Company conducts its business; and (7) changes in general economic conditions and/or in the automobile, light duty trucks, agricultural and construction vehicles and equipment, industrial products and marine equipment markets in which the Company competes. Many of such factors are beyond the control of the Company and its management. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether the result of new information, future events or otherwise.

                     STANADYNE CORPORATION AND SUBSIDIARIES


ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks which include changes in interest rates and changes in foreign currency exchange rates as measured against the U.S. dollar.

Interest Rate Risk. The carrying value of the Company's revolving credit lines and term loans approximate fair value. The term loans are primarily LIBOR-based borrowings and are re-priced approximately every three months based on prevailing market rates. A 10% change in the interest rate on the term loans would have increased or decreased the first six months of 2002 interest expense by $0.1 million. The 10-1/4% Notes bear interest at a fixed rate and, therefore, are not sensitive to interest rate fluctuation. The fair value of the Company's $76.0 million in Notes based on quoted market prices on June 30, 2002 was approximately $60.8 million.

Foreign Currency Risk. The Company has subsidiaries in Brazil and Italy, a joint venture in India and a branch office in France, and therefore is exposed to changes in foreign currency exchange rates. Changes in exchange rates may positively or negatively affect the Company's sales, gross margins, and retained earnings. However, historically, these locations have contributed less than 15% of the Company's net sales and retained earnings, with most of these sales attributable to the Italian and Brazilian subsidiaries. The Company also sells its products from the United States to foreign customers for payment in foreign currencies as well as dollars. Foreign currency exchange losses totaled ($0.1) million and ($0.8) million for the six months ended June 30, 2002 and 2001, respectively. A majority of the exchange gains and losses are related to the Company's operations in Brazil. The Company does not hedge against foreign currency risk.

                     STANADYNE CORPORATION AND SUBSIDIARIES

PART II:  OTHER INFORMATION
ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

a.    Exhibits:

          99 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.    No report on Form 8-K was filed during the quarter ended June 30, 2002.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      Stanadyne Corporation
                                                      --------------------------
                                                          (Registrant)


  Date:    August 13, 2002                            /s/ Stephen S. Langin
           ---------------                            --------------------------
                                                      Stephen S. Langin
                                                      Vice President and
                                                         Chief Financial Officer

EXHIBIT INDEX:

            99 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002