Form 10-Q
period 2002-09-30
STANADYNE AUTOMOTIVE CORP
filed 2002-11-14
CIK 1053439

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2002

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from........................to........................

Commission File Number 333-45823

                              STANADYNE CORPORATION
                              ---------------------
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

                                 Yes [X] No [ ]

The number of Common Shares of the Company, $0.01 per share par value, outstanding as of October 31, 2002 was 1,000.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

Part I    Financial Information

      Item 1   Financial Statements

               Condensed Consolidated Balance Sheets as of
               September 30, 2002 (unaudited) and December 31, 2001 ....................3

               Condensed Consolidated Statements of Operations for the three months ended September 30, 2002 and 2001 (unaudited) ....................4

               Condensed Consolidated Statements of Operations for the nine months ended September 30, 2002 and 2001 (unaudited) ....................5

               Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 (unaudited) ....................6

               Notes to Condensed Consolidated Financial Statements
               (unaudited) ..........................................................7-19


      Item 2   Management's Discussion and Analysis of Financial Condition
               and Results of Operations ...........................................20-26

      Item 3   Quantitative and Qualitative Disclosures About Market Risk .............27

      Item 4   Controls and Procedures ................................................28


Part II   Other Information

      Item 6   Exhibits and Reports on Form 8-K .......................................29

      Signature .......................................................................30

      Certification of Chief Executive Officer .....................................31-32

      Certification of Principal Financial Officer .................................33-34

                     STANADYNE CORPORATION AND SUBSIDIARIES

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                           (UNAUDITED)
                                                                          SEPTEMBER 30,     DECEMBER 31,
                                                                              2002              2001
                                                                            ---------         ---------
                   ASSETS

Current assets:
     Cash and cash equivalents .....................................        $     946         $     120
     Accounts receivable, net of allowance for uncollectible
        accounts of $618 at September 30, 2002 and $524 at
        December 31, 2001 ..........................................           38,844            36,872
     Inventories ...................................................           36,121            32,660
     Prepaid expenses and other current assets .....................            1,489               869
     Deferred income taxes .........................................            7,148             6,955
                                                                            ---------         ---------
                   Total current assets ............................           84,548            77,476

Property, plant and equipment, net .................................          110,337           113,361
Goodwill ...........................................................           67,936            66,782
Intangible and other assets, net ...................................            8,508            11,229
Due from Stanadyne Automotive Holding Corp. ........................            4,216             4,216
                                                                            ---------         ---------
                   Total assets ....................................        $ 275,545         $ 273,064
                                                                            =========         =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ..............................................        $  21,698         $  21,639
     Accrued liabilities ...........................................           30,175            24,599
     Current maturities of long-term debt ..........................            9,119             6,143
     Current installments of capital lease obligations .............              108                42
                                                                            ---------         ---------
                   Total current liabilities .......................           61,100            52,423

Long-term debt, excluding current maturities .......................           95,394           106,177
Deferred income taxes ..............................................            2,122             4,017
Capital lease obligations, excluding current installments ..........              322                --
Other noncurrent liabilities .......................................           45,323            44,723
                                                                            ---------         ---------
                   Total liabilities ...............................          204,261           207,340
                                                                            ---------         ---------

Minority interest in consolidated subsidiary .......................              262                --
Commitments and contingencies ......................................               --                --

Stockholders' equity:
     Common stock ..................................................               --                --
     Additional paid-in capital ....................................           59,858            59,858
     Other accumulated comprehensive loss ..........................           (2,459)           (4,716)
     Retained earnings .............................................           13,623            10,582
                                                                            ---------         ---------
                   Total stockholders' equity ......................           71,022            65,724
                                                                            ---------         ---------
          Total liabilities and stockholders' equity ...............        $ 275,545         $ 273,064
                                                                            =========         =========

            See notes to condensed consolidated financial statements.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                  Three Months     Three Months
                                                     Ended            Ended
                                                  September 30,    September 30,
                                                      2002             2001
                                                    --------         --------
Net sales                                           $ 62,877         $ 60,864
Cost of goods sold                                    53,775           51,697
                                                    --------         --------

Gross profit                                           9,102            9,167

Selling, general and administrative expenses           7,819            7,752
Amortization of intangibles                              867            1,334
Management fees                                          275              275
                                                    --------         --------

Operating income (loss)                                  141             (194)

Interest, net                                          2,261            2,523
                                                    --------         --------
Loss before income tax benefit
   and minority interest                              (2,120)          (2,717)

Income tax benefit                                    (1,397)            (396)
                                                    --------         --------

Loss before minority interest                           (723)          (2,321)

Minority interest in loss of
  consolidated subsidiary                                 49               --
                                                    --------         --------

Net loss                                            $   (674)        $ (2,321)
                                                    ========         ========

            See notes to condensed consolidated financial statements.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                   Nine Months       Nine Months
                                                     Ended             Ended
                                                  September 30,     September 30,
                                                      2002             2001
                                                    ---------        ---------
Net sales                                           $ 200,650        $ 189,765
Cost of goods sold                                    163,568          155,670
                                                    ---------        ---------

Gross profit                                           37,082           34,095

Selling, general and administrative expenses           23,521           23,775
Amortization of intangibles                             2,603            4,013
Management fees                                           825              825
                                                    ---------        ---------

Operating income                                       10,133            5,482

Interest, net                                           7,065            7,740
                                                    ---------        ---------
Income (loss) before income taxes (benefit)
   and minority interest                                3,068           (2,258)

Income taxes (benefit)                                    196             (147)
                                                    ---------        ---------

Income (loss) before minority interest                  2,872           (2,111)

Minority interest in loss of consolidated
  subsidiary                                              169               --
                                                    ---------        ---------

Net income (loss)                                   $   3,041        $  (2,111)
                                                    =========        =========

            See notes to condensed consolidated financial statements.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                 Nine Months     Nine Months
                                                                   Ended           Ended
                                                                September 30,   September 30,
                                                                    2002            2001
                                                                  --------         --------
Cash flows from operating activities:
   Net income (loss)                                              $  3,041         $ (2,111)
   Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Depreciation and amortization                                  15,532           15,831
     Deferred income tax benefit                                    (2,353)          (3,486)
     Loss applicable to minority interest                             (169)              --
     Gain on disposal of property, plant and equipment                  (1)             (53)
     Changes in operating assets and liabilities                      (102)          (3,645)
                                                                  --------         --------
        Net cash provided by operating activities                   15,948            6,536
                                                                  --------         --------

Cash flows from investing activities:
   Capital expenditures                                             (8,305)         (11,677)
   Proceeds from disposal of property, plant and equipment               1               53
                                                                  --------         --------
        Net cash used in investing activities                       (8,304)         (11,624)
                                                                  --------         --------

Cash flows from financing activities:
   Net (payments) proceeds on revolving credit facilities           (4,950)           5,475
   Net proceeds on foreign overdraft facilities                      1,171            1,352
   Principal payments on long-term debt                             (4,205)         (14,815)
   Payments of capital lease obligations                               (68)            (431)
   Proceeds from investment by minority interest                       431               --
                                                                  --------         --------
        Net cash used in financing activities                       (7,621)          (8,419)
                                                                  --------         --------

Cash and cash equivalents:
   Net increase (decrease) in cash and cash equivalents                 23          (13,507)
   Effect of exchange rate changes on cash                             803              793
   Cash and cash equivalents at beginning of period                    120           13,647
                                                                  --------         --------
   Cash and cash equivalents at end of period                     $    946         $    933
                                                                  ========         ========

            See notes to condensed consolidated financial statements.

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

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

Foreign Currency Translation. Effective with the beginning of the third quarter of 2002, the Company determined that $2.2 million of intercompany debt between PEPC and PEPL should be considered a long-term-investment. Foreign exchange related gains and losses on this intercompany debt will be excluded from operating income and included in other comprehensive income (loss), in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 52 "Foreign Currency Translation".

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

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

Adoption of FASB Statement No. 145. In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 primarily affects the reporting requirements and classification of gains and losses from the extinguishment of debt, rescinds the transitional accounting requirements for intangible assets of motor carriers, and requires that certain lease modifications with economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for financial statements issued after April 2002, with the exception of the provisions affecting the accounting for lease transactions, which is applicable for transactions entered into after May 15, 2002, and the provisions affecting classification of gains and losses from the extinguishment of debt, which is applicable for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 is not expected to have a material impact on the Company's consolidated financial statements.

Accounting for Costs Associated with Exit or Disposal Activities. In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force Issue No. 94-3. This statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material impact on the Company's consolidated financial statements.

(2)   INVENTORIES

Components of inventories are as follows:

                                    As of          As of
                                September 30,   December 31,
                                     2002          2001
                                   -------        -------
Raw materials and purchased
  parts                            $ 9,804        $ 8,499
Work-in-process                     17,441         19,567
Finished goods                       8,876          4,594
                                   -------        -------

                                   $36,121        $32,660
                                   =======        =======

Due to the implementation of the Company's new Enterprise Resource Planning
(ERP) system in the first quarter of 2002, the inventory components at December 31, 2001 have been reclassified to reflect the 2002 format.

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

(3)   INCOME TAXES

The Company utilized an effective income tax rate of 6.4% for the first nine months of 2002, compared to 6.5% for the first nine months of 2001. In the first nine months of 2002, the Company recorded $0.2 million of tax expense on a pre-tax income of $3.1 million. In 2001, the Company recorded $0.1 million of tax benefit on a pre-tax loss of $2.3 million. The Company received U.S. income tax benefits for export sales in both periods. The Company applies the estimated annual tax rate to the quarterly earnings to provide consistent quarterly tax rates based on the estimated effective tax rate for the year. To the extent there are differences between components of planned and actual net income, the estimated annual tax rate for the year could change and, in turn, have an impact on future quarterly tax rates.

(4)   LONG-TERM DEBT

The Company had $76.0 million of Senior Subordinated Notes ("Notes") at an interest rate of 10.25% outstanding at September 30, 2002 and December 31, 2001. The Notes are due on December 15, 2007. The Company had $26.2 million and $30.4 million in term loans (the "Term Loans") outstanding at September 30, 2002 and December 31, 2001, respectively, at various interest rates on September 30, 2002 ranging from 3.88% to 6.25%. The Company had $23.9 million and $20.2 million in revolving credit lines (the "Revolving Credit Lines") available for borrowings at September 30, 2002 and December 31, 2001, respectively. The Company had $0.5 million and $5.4 million borrowed against the Revolving Credit Lines at September 30, 2002 and December 31, 2001, respectively, at an interest rate on September 30, 2002 of 6.0%. The Term Loans and the Revolving Credit Lines are governed by a Credit Agreement dated December 11, 1997, as amended (the "Credit Agreement"). The Company was in compliance with the quarterly financial performance covenants as established by the Credit Agreement as of the September 30, 2002 measurement date. In addition, the Company had $1.9 million and $0.5 million in overdraft borrowings at SpA outstanding at September 30, 2002 and December 31, 2001, respectively.

(5)   GOODWILL AND INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." With the adoption of SFAS No. 142, goodwill is no longer subject to amortization but is annually assessed for impairment by applying a fair-value based test. The effect of the discontinuation of goodwill amortization for the year 2002 will be an increase of net income of approximately $1.9 million compared to net income if there had been amortization of goodwill. Within six months of adoption of SFAS No. 142, the Company was required to complete a transitional impairment review using a fair value methodology to identify if there was impairment to the goodwill or intangible assets of indefinite life. Any impairment loss resulting from the transitional impairment test would have been recorded as a cumulative effect of a

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

change in accounting principle for the quarter ended June 30, 2002. The Company completed its evaluation of the carrying value of goodwill during the second quarter of 2002 and determined that there was no impairment of goodwill. SFAS No. 142 requires that goodwill be tested annually and between annual tests if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Subsequent impairment losses will be reflected in operating income in the consolidated Statement of Operations.

As required by SFAS No. 142, the effect of this accounting change has been reflected prospectively. A reconciliation of net income as if SFAS No. 142 had been adopted is presented below for the three months ended September 30, 2002 and 2001 and for the nine months ended September 30, 2002 and 2001.

                                        Three Months                    Nine Months
                                    Ended September 30,             Ended September 30,
                                  -----------------------         ----------------------
                                    2002            2001            2002           2001
                                  -------         -------         -------        -------
Reported net (loss) income        $  (674)        $(2,321)        $ 3,041        $(2,111)
Goodwill amortization                  --             463              --          1,394
                                  -------         -------         -------        -------

Adjusted net (loss) income        $  (674)        $(1,858)        $ 3,041        $  (717)
                                  =======         =======         =======        =======

Goodwill for the Diesel Group was $56.5 million and $55.4 million at September 30, 2002 and December 31, 2001, respectively, and goodwill for Precision Engine was $11.4 million at September 30, 2002 and December 31, 2001. The change in goodwill balances between periods is due to foreign currency translation of Euros-denominated goodwill at SpA. Major components of intangible and other assets at September 30, 2002 and December 31, 2001 consisted of:

                               September 30, 2002             December 31, 2001
                            ------------------------      ------------------------
                            Gross                        Gross
                          Carrying      Accumulated     Carrying      Accumulated
                            Value       Amortization      Value       Amortization
                            -----       ------------      -----       ------------
Patents                    $ 9,809        $ 6,176        $ 9,809        $ 5,243
Debt issuance costs          8,149          5,210          8,149          4,438
Software                     3,544          3,410          3,544          2,878
Customer contracts           2,690          2,215          2,690          1,880
Other                        1,727            400          1,844            368
                           -------        -------        -------        -------
                           $25,919        $17,411        $26,036        $14,807
                           =======        =======        =======        =======

Amortization expense of other intangible assets was $867 and $1,334 for the three months ended September 30, 2002 and 2001, respectively, and $2,603 and $4,013 for the nine months ended September 30, 2002 and 2001, respectively. Estimated annual amortization expense of other intangible assets is expected to be $3,428 in 2002, $2,425 in 2003, $1,178 in 2004, $843 in 2005 and $830 in
2006.

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

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

(7)   COMPREHENSIVE INCOME (LOSS)

The Company's comprehensive income (loss) for the three month and nine month periods ended September 30, 2002 and 2001 are as follows:

                                                         Three Months                     Nine Months
                                                       Ended September 30,             Ended September 30,
                                                     -----------------------         ----------------------
                                                       2002           2001            2002           2001
                                                     -------         -------         -------        -------
Net (loss) income                                    $  (674)        $(2,321)        $ 3,041        $(2,111)

Other comprehensive income, net of tax:
     Foreign currency translation adjustments          1,216           1,553           2,257          1,293
                                                     -------         -------         -------        -------

Comprehensive income (loss)                          $   542         $  (768)        $ 5,298        $  (818)
                                                     =======         =======         =======        =======

(8)   SEGMENTS

The Company has two reportable segments, the Diesel Systems Group (the "Diesel Group") and Precision Engine Products ("Precision Engine"). The Diesel Group manufactures diesel fuel injection equipment including fuel pumps, injectors, filtration systems and miscellaneous non-proprietary products. This segment accounted for approximately 77% and 85% of the Company's revenues for the three months ended September 30, 2002 and 2001, respectively, and

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

approximately 79% and 85% of total revenues for the nine months ended September 30, 2002 and 2001, respectively. Precision Engine manufactures roller-rocker arms, hydraulic valve lifters and lash adjusters for gasoline engines. Revenues for Precision Engine accounted for approximately 23% and 15% of total revenues for the three months ended September 30, 2002 and 2001, respectively, and approximately 21% and 15% of total revenues for the nine months ended September 30, 2002 and 2001, respectively. The Company considers the Diesel Group and Precision Engine to be two distinct segments because the operating results of each are compiled, reviewed and managed separately. There were no inter-segment sales between the Diesel Group and Precision Engine for any of the periods presented.

The following summarizes key information used by the Company in evaluating the performance of each segment for the three months ended September 30, 2002 and 2001 and as of and for the nine months ended September 30, 2002 and 2001:

                                       For the Three Months Ended September 30, 2002
                                  ---------------------------------------------------------
                                    Diesel       Precision
                                    Group          Engine       Eliminations        Totals
                                  --------        --------      ------------       --------
Net sales                         $ 48,442        $ 14,435         $     --        $ 62,877
Gross profit                         8,103             999               --           9,102
Depreciation and
  amortization expense               4,341             854               --           5,195
Operating income (loss)              1,072            (931)              --             141
Net income (loss)                      103            (777)              --            (674)
Total capital expenditures           2,936             611               --           3,547

                                         For the Three Months Ended September 30, 2001
                                  ----------------------------------------------------------
                                   Diesel         Precision
                                   Group            Engine       Eliminations        Totals
                                  --------         --------      ------------       --------
Net sales                         $ 51,755         $  9,109         $     --        $ 60,864
Gross profit (loss)                 10,251           (1,084)              --           9,167
Depreciation and
  amortization expense               4,354              923               --           5,277
Operating income (loss)              2,462           (2,656)              --            (194)
Net loss                              (412)          (1,909)              --          (2,321)
Total capital expenditures           5,241              770               --           6,011

                                    As of and For the Nine Months Ended September 30, 2002
                                  ----------------------------------------------------------
                                   Diesel        Precision
                                    Group          Engine       Eliminations         Totals
                                  --------        --------      ------------        --------
Net sales                         $157,930        $ 42,720         $     --         $200,650
Gross profit                        33,682           3,400               --           37,082
Depreciation and
  amortization expense              12,967           2,565               --           15,532
Operating income (loss)             11,257          (1,124)              --           10,133
Net income (loss)                    4,879          (1,838)              --            3,041
Total assets                       238,701          52,711          (15,867)         275,545
Total capital expenditures           6,717           1,588               --            8,305

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

                                      As of and For the Nine Months Ended September 30, 2001
                                  --------------------------------------------------------------
                                   Diesel          Precision
                                    Group           Engine        Eliminations          Totals
                                  ---------        ---------      ------------         ---------
Net sales                         $ 162,127        $  27,638         $      --         $ 189,765
Gross profit (loss)                  35,034             (939)               --            34,095
Depreciation and
  amortization expense               13,061            2,770                --            15,831
Operating income (loss)              10,995           (5,513)               --             5,482
Net income (loss)                     2,670           (4,781)               --            (2,111)
Total assets                        246,388           47,375           (17,921)          275,842
Total capital expenditures           10,449            1,228                --            11,677

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

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                            Consolidating Condensed Balance Sheets
                                                                                     September 30, 2002
                                                    --------------------------------------------------------------------------------
                                                    Stanadyne                                                           Stanadyne
                                                   Corporation    Subsidiary      Non-Guarantor                        Corporation
                                                     Parent        Guarantor       Subsidiaries     Eliminations      & Subsidiaries
                                                    ---------      ---------       ------------     ------------      --------------
ASSETS
Current assets:
      Cash and cash equivalents                     $     678      $      61         $     207        $      --         $     946
      Accounts receivable, net                         25,380          8,499             4,965               --            38,844
      Inventories                                      21,040          9,125             5,140              816            36,121
      Other current assets                              5,901            430             2,306               --             8,637
                                                    ---------      ---------         ---------        ---------         ---------
      Total current assets                             52,999         18,115            12,618              816            84,548
Property, plant and equipment, net                     77,853         17,780            14,704               --           110,337
Goodwill                                               43,465         11,360            13,111               --            67,936
Intangible and other assets, net                        7,492            484             1,740           (1,208)(a)         8,508
Investment in subsidiaries                             41,437         (3,223)               --          (38,214)(b)            --
Due from Stanadyne Automotive Holding Corp.             4,216             --                --               --             4,216
                                                    ---------      ---------         ---------        ---------         ---------
      Total assets                                  $ 227,462      $  44,516         $  42,173        $ (38,606)        $ 275,545
                                                    =========      =========         =========        =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable and
        accrued liabilities                         $  37,468      $   9,395         $   4,980        $      30         $  51,873
      Current maturities of long-term
        debt and capital lease obligations              7,235             --             1,992               --             9,227
                                                    ---------      ---------         ---------        ---------         ---------
      Total current liabilities                        44,703          9,395             6,972               30            61,100
Long-term debt                                         95,394             --               322               --            95,716
Other noncurrent liabilities                           31,462         10,398             6,793           (1,208)(a)        47,445
Minority interest in consolidated subsidiary               --             --                --              262               262
Intercompany accounts                                 (17,593)        10,149             6,618              826                --
Stockholders' equity                                   73,496         14,574            21,468          (38,516)(b)        71,022
                                                    ---------      ---------         ---------        ---------         ---------
      Total liabilities and stockholders' equity    $ 227,462      $  44,516         $  42,173        $ (38,606)        $ 275,545
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

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                        Consolidating Condensed Balance Sheets
                                                                                  December 31, 2001
                                                 ----------------------------------------------------------------------------------
                                                  Stanadyne                                                            Stanadyne
                                                 Corporation      Subsidiary      Non-Guarantor                       Corporation
                                                   Parent          Guarantor       Subsidiaries     Eliminations     & Subsidiaries
                                                 ---------         ---------       -----------      ------------     --------------
ASSETS
Current assets:
      Cash and cash equivalents                  $     483         $       5         $     772        $  (1,140)(d)     $     120
      Accounts receivable, net                      27,076             5,234             4,577              (15)           36,872
      Inventories                                   18,960             8,947             4,296              457(c)         32,660
      Other current assets                           5,791               649             1,347               37             7,824
                                                 ---------         ---------         ---------        ---------         ---------
      Total current assets                          52,310            14,835            10,992             (661)           77,476
Property, plant and equipment, net                  82,114            18,445            12,802               --           113,361
Goodwill                                            43,465            11,360            11,957               --            66,782
Intangible and other assets, net                     9,869               821             1,607           (1,068)(b)        11,229
Investment in subsidiaries                          42,399            (2,567)               --          (39,832)(a)            --
Due from Stanadyne Automotive Holding Corp.          4,216                --                --               --             4,216
                                                 ---------         ---------         ---------        ---------         ---------
      Total assets                               $ 234,373         $  42,894         $  37,358        $ (41,561)        $ 273,064
                                                 =========         =========         =========        =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable and
        accrued liabilities                      $  34,832         $   6,966         $   4,442        $      (2)        $  46,238
      Current maturities of long-term
        debt and capital lease obligations           5,607                --               578               --             6,185
                                                 ---------         ---------         ---------        ---------         ---------
      Total current liabilities                     40,439             6,966             5,020               (2)           52,423
Long-term debt and capital lease obligations       106,177                --                --               --           106,177
Other noncurrent liabilities                        32,535            11,010             6,263           (1,068)(b)        48,740
Intercompany accounts                              (15,321)            8,904             6,952             (535)               --
Stockholders' equity                                70,543            16,014            19,123          (39,956)(a)        65,724
                                                 ---------         ---------         ---------        ---------         ---------
      Total liabilities and stockholders' equity $ 234,373         $  42,894         $  37,358        $ (41,561)        $ 273,064
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

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                  Consolidating Condensed Statements of Operations
                                                                       Three Months Ended September 30, 2002
                                              -------------------------------------------------------------------------------------
                                              Stanadyne                                                                Stanadyne
                                             Corporation     Subsidiary      Non-Guarantor                            Corporation
                                               Parent         Guarantor       Subsidiaries     Eliminations          & Subsidiaries
                                              --------        ---------       ------------     ------------          --------------
Net sales                                     $ 45,135         $ 13,500         $  6,644         $ (2,402)(a)           $ 62,877
Cost of goods sold                              37,369           12,549            6,275           (2,418)(a)(b)          53,775
                                              --------         --------         --------         --------               --------
        Gross profit                             7,766              951              369               16                  9,102
Selling, general, administrative and
  other operating expenses                       6,647            1,038            1,670             (394)                 8,961
                                              --------         --------         --------         --------               --------
        Operating income (loss)                  1,119              (87)          (1,301)             410                    141
Interest, net                                    1,806              140              317               (2)(b)              2,261
                                              --------         --------         --------         --------               --------
        Loss before income taxes (benefit)
          and minority interest                   (687)            (227)          (1,618)             412                 (2,120)
Income taxes (benefit)                          (1,939)              87              455               --                 (1,397)
                                              --------         --------         --------         --------               --------
        Income (loss) before
          minority interest                      1,252             (314)          (2,073)             412                   (723)
Minority interest in loss of consolidated
  subsidiary                                        --               --               --               49                     49
                                              --------         --------         --------         --------               --------
        Net income (loss)                     $  1,252         $   (314)        $ (2,073)        $    461               $   (674)
                                              ========         ========         ========         ========               ========

                                                                Consolidating Condensed Statements of Operations
                                                                     Three Months Ended September 30, 2001
                                             -------------------------------------------------------------------------------------
                                             Stanadyne                                                                Stanadyne
                                            Corporation      Subsidiary      Non-Guarantor                           Corporation
                                              Parent         Guarantor       Subsidiaries     Eliminations          & Subsidiaries
                                             --------        ---------       ------------     ------------          --------------
Net sales                                    $ 48,288         $  8,924         $  5,363         $ (1,711)(a)           $ 60,864
Cost of goods sold                             38,252            9,730            5,488           (1,773)(a)(b)          51,697
                                             --------         --------         --------         --------               --------
        Gross profit (loss)                    10,036             (806)            (125)              62                  9,167
Selling, general, administrative and
  other operating expenses                      7,495            1,153              713               --                  9,361
Intercompany FSC commissions                      855               17             (872)              --                     --
                                             --------         --------         --------         --------               --------
        Operating income (loss)                 1,686           (1,976)              34               62                   (194)
Interest, net                                   1,982              135              364               42(b)               2,523
                                             --------         --------         --------         --------               --------
        Loss before income taxes (benefit)       (296)          (2,111)            (330)              20                 (2,717)
Income taxes (benefit)                            389             (732)             (53)              --                   (396)
                                             --------         --------         --------         --------               --------
        Net loss                             $   (685)        $ (1,379)        $   (277)        $     20               $ (2,321)
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

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                      Consolidating Condensed Statements of Operations
                                                                             Nine Months Ended September 30, 2002
                                                       ----------------------------------------------------------------------------
                                                       Stanadyne                                                       Stanadyne
                                                      Corporation    Subsidiary   Non-Guarantor                       Corporation
                                                        Parent        Guarantor    Subsidiaries   Eliminations       & Subsidiaries
                                                       ---------      ---------    ------------   ------------       --------------
Net sales                                              $ 147,191      $  40,298      $  20,075      $  (6,914)(a)     $ 200,650
Cost of goods sold                                       114,954         37,742         17,784         (6,912)(a)(b)    163,568
                                                       ---------      ---------      ---------      ---------         ---------
        Gross profit                                      32,237          2,556          2,291             (2)           37,082
Selling, general, administrative and
  other operating expenses                                21,253          3,372          2,718           (394)           26,949
                                                       ---------      ---------      ---------      ---------         ---------
        Operating income (loss)                           10,984           (816)          (427)           392            10,133
Interest, net                                              5,515            474            973            103             7,065
                                                       ---------      ---------      ---------      ---------         ---------
        Income (loss) before income
          taxes (benefit) and minority interest            5,469         (1,290)        (1,400)           289             3,068
Income taxes (benefit)                                      (155)           248            103             --               196
                                                       ---------      ---------      ---------      ---------         ---------
        Income (loss) before
          minority interest                                5,624         (1,538)        (1,503)           289             2,872
Minority interest in loss of consolidated subsidiary          --             --             --            169               169
                                                       ---------      ---------      ---------      ---------         ---------
        Net income (loss)                              $   5,624      $  (1,538)     $  (1,503)     $     458         $   3,041
                                                       =========      =========      =========      =========         =========

                                                                        Consolidating Condensed Statements of Operations
                                                                              Nine Months Ended September 30, 2001
                                                        ----------------------------------------------------------------------------
                                                        Stanadyne                                                        Stanadyne
                                                       Corporation    Subsidiary   Non-Guarantor                        Corporation
                                                         Parent       Guarantor    Subsidiaries    Eliminations       & Subsidiaries
                                                        ---------     ---------    ------------    ------------       --------------
Net sales                                               $ 150,658     $  28,503      $  14,393      $  (3,789)(a)        $ 189,765
Cost of goods sold                                        116,332        28,659         14,604         (3,925)(a)(b)       155,670
                                                        ---------     ---------      ---------      ---------            ---------
        Gross profit (loss)                                34,326          (156)          (211)           136               34,095
Selling, general, administrative and
  other operating expenses                                 22,978         3,383          2,264            (12)(b)           28,613
Intercompany FSC commissions                                2,565            52         (2,617)            --                   --
                                                        ---------     ---------      ---------      ---------            ---------
        Operating income (loss)                             8,783        (3,591)           142            148                5,482
Interest, net                                               6,097           441          1,093            109(b)             7,740
                                                        ---------     ---------      ---------      ---------            ---------
        Income (loss) before income taxes (benefit)         2,686        (4,032)          (951)            39               (2,258)
Income taxes (benefit)                                        499          (745)            99             --                 (147)
                                                        ---------     ---------      ---------      ---------            ---------
        Net income (loss)                               $   2,187     $  (3,287)     $  (1,050)     $      39            $  (2,111)
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

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                 Consolidating Condensed Statements of Cash Flows
                                                                        Nine Months Ended September 30, 2002
                                                       ----------------------------------------------------------------------
                                                      Stanadyne                                                   Stanadyne
                                                     Corporation   Subsidiary  Non-Guarantor                     Corporation
                                                       Parent      Guarantor    Subsidiaries  Eliminations     & Subsidiaries
                                                       ------      ---------    ------------  -------------    --------------
Cash flows from operating activities:
       Net income (loss)                              $  5,624      $ (1,538)     $ (1,503)     $    458          $  3,041
       Adjustments to reconcile net income
         (loss) to net cash provided by (used in)
         operating activities:
            Depreciation and amortization               12,116         2,537           879            --            15,532
            Other adjustments                           (1,655)         (299)         (400)           --            (2,354)
            Loss applicable to minority interest            --            --            --          (169)             (169)
            Changes in operating assets and
              liabilities                                  552           136          (705)          (85)             (102)
                                                      --------      --------      --------      --------          --------
            Net cash provided by (used in)
              operating activities                      16,637           836        (1,729)          204            15,948
                                                      --------      --------      --------      --------          --------

Cash flows from investing activities:
       Capital expenditures                             (5,577)       (1,534)       (1,194)           --            (8,305)
       Proceeds from disposal of property,
          plant and equipment                               --            --             1            --                 1
       Investment in subsidiaries                         (448)           --            --           448                --
                                                      --------      --------      --------      --------          --------
            Net cash used in
              investing activities                      (6,025)       (1,534)       (1,193)          448            (8,304)
                                                      --------      --------      --------      --------          --------

Cash flows from financing activities:
       Net change in debt                               (9,155)           --         1,103            --            (8,052)
       Net change in equity                             (1,276)          754         1,361          (408)              431
                                                      --------      --------      --------      --------          --------
            Net cash (used in) provided by
              financing activities                     (10,431)          754         2,464          (408)           (7,621)
                                                      --------      --------      --------      --------          --------

Net increase (decrease) in cash and
  cash equivalents                                         181            56          (458)          244                23
Effect of exchange rate changes on cash                     14            --          (107)          896               803
Cash and cash equivalents at
  beginning of period                                      483             5           772        (1,140)              120
                                                      --------      --------      --------      --------          --------
Cash and cash equivalents at
  end of period                                       $    678      $     61      $    207      $     --          $    946
                                                      ========      ========      ========      ========          ========


                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONCLUDED)

                                                                 Consolidating Condensed Statements of Cash Flows
                                                                        Nine Months Ended September 30, 2001
                                                   --------------------------------------------------------------------------------
                                                   Stanadyne                                                           Stanadyne
                                                  Corporation      Subsidiary      Non-Guarantor                      Corporation
                                                    Parent         Guarantor       Subsidiaries     Eliminations     & Subsidiaries
                                                   --------        ---------       ------------     ------------     --------------
Cash flows from operating activities:
       Net income (loss)                           $  2,187         $ (3,287)        $ (1,050)        $     39         $ (2,111)
       Adjustments to reconcile net income
         (loss) to net cash provided by
         operating activities:
            Depreciation and amortization            12,055            2,744            1,032               --           15,831
            Other adjustments                        (2,499)            (482)            (558)              --           (3,539)
            Changes in operating assets and
              liabilities                            (5,445)           2,240              717           (1,157)          (3,645)
                                                   --------         --------         --------         --------         --------
            Net cash provided by
              operating activities                    6,298            1,215              141           (1,118)           6,536
                                                   --------         --------         --------         --------         --------

Cash flows from investing activities:
       Capital expenditures                         (10,075)          (1,219)            (774)             391          (11,677)
       Proceeds from disposal of property,
          plant and equipment                           436               --                8             (391)              53
                                                   --------         --------         --------         --------         --------
            Net cash used in
              investing activities                   (9,639)          (1,219)            (766)              --          (11,624)
                                                   --------         --------         --------         --------         --------

Cash flows from financing activities:
       Net change in debt                            (9,340)              --              921               --           (8,419)
                                                   --------         --------         --------         --------         --------
            Net cash (used in) provided by
              financing activities                   (9,340)              --              921               --           (8,419)
                                                   --------         --------         --------         --------         --------

Net (decrease) increase in cash and
  cash equivalents                                  (12,681)              (4)             296           (1,118)         (13,507)
Effect of exchange rate changes on cash                  (1)              --              (33)             827              793
Cash and cash equivalents at
  beginning of period                                13,383               14               85              165           13,647
                                                   --------         --------         --------         --------         --------
Cash and cash equivalents at
  end of period                                    $    701         $     10         $    348         $   (126)        $    933
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

Company sales and net income for the first nine months of 2002 increased $10.9 million and $5.2 million, respectively, from the same period a year ago. While stronger customer demand for products produced in the Precision Engine segment continued through the third quarter, sales in the Diesel Group segment took a sharp downturn during September. Demand from the major original equipment manufacturers for fuel pumps and injectors in September was off approximately 33% from the 2002 monthly average of the first eight months. Lower level of demand is believed to be related to a weak underlying economy and the resulting impact on demand for our customers' end products. Sales to the US and international service after-markets remain strong with the exception of service sales of the DS fuel pump to General Motors Corporation ("GM"). The Company remains cautious in its outlook for the remainder of the year and began late in the third quarter to reduce the size of the Diesel Group workforce in the US. These reductions will be completed in the fourth quarter, with any associated severance costs recorded in that period.

The Precision Engine segment continued to recover from the losses reported in 2001, recording third quarter sales 58.5% higher than the same period a year ago. With increased customer demand from DaimlerChrysler Corp. ("DCX"), Tritec Motors, Ltd. and the service aftermarket sector, sales through the first nine months totaled 54.6% more than the same period last year. A continued devaluation of the Brazilian Real versus the US Dollar during 2002 has resulted in $0.9 million of unrealized losses on foreign currency transactions on Precision Engine operations in that country, accounting for approximately half of the $1.8 million net losses in the first nine months of 2002 in this segment. The Company has taken steps to reduce its amount of dollar-denominated transactions in Brazil, thereby limiting the exposure to future foreign exchange gains and losses.

The Company provides a defined benefit pension plan to substantially all of the domestic hourly and salaried employees. The pension plan assets are invested primarily in a diversified portfolio of equity and fixed income securities. Due to the general economic conditions in the US, a combination of low interest rates and weak equity markets have resulted in lower returns on the pension plan assets which could result in significant increases to the Company's pension expense and cash contributions next year. The extent of these increases will not be known until the first quarter of 2003.

                     STANADYNE CORPORATION AND SUBSIDIARIES

BASIS OF PRESENTATION

The following table displays unaudited performance details for the periods shown. Net sales, cost of goods sold, gross profit, selling, general and administrative expense ("SG&A"), amortization of intangibles, management fees, operating income (loss) and net (loss) income of the Company are presented in thousands of dollars and as a percentage of net sales.

                                  Three Months Ended September 30,         Nine Months Ended September 30,
                                ------------------------------------     -----------------------------------
                                     2002                 2001                 2002              2001
                                ---------------      ---------------     ---------------    ----------------
                                   $        %           $        %          $        %         $         %
                                ------    -----      ------    -----     -------   -----    -------    -----
Net sales .................     62,877    100.0      60,864    100.0     200,650   100.0    189,765    100.0
Cost of goods sold ........     53,775     85.5      51,697     84.9     163,568    81.5    155,670     82.0
Gross profit ..............      9,102     14.5       9,167     15.1      37,082    18.5     34,095     18.0
SG&A ......................      7,819     12.4       7,752     12.7      23,521    11.7     23,775     12.5
Amortization of intangibles        867      1.4       1,334      2.2       2,603     1.3      4,013      2.1
Management fees ...........        275      0.4         275      0.5         825     0.4        825      0.4
Operating income (loss) ...        141      0.2        (194)    (0.3)     10,133     5.1      5,482      2.9
Net (loss) income .........       (674)    (1.1)     (2,321)    (3.8)      3,041     1.5     (2,111)    (1.1)

COMPARISON OF RESULTS OF OPERATIONS:

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Net Sales. Net sales for the third quarter of 2002 totaled $62.9 million and were 3.3% higher than the $60.9 million reported in the same period last year. All of the increase occurred in the Precision Engine segment, where higher OEM sales of $2.0 million to DCX in the US and $2.1 million to Tritec Motors, Ltd. in Brazil reflected the overall increase in demand for vehicles produced by these companies in 2002 versus last year. Continued strong demand for hydraulic tappets produced by Precision Engine for the service aftermarket, combined with July 1, 2002 price increases, resulted in $1.2 million of additional sales in the third quarter of 2002 versus the same period last year. Diesel Group reported a same period decline in sales of $3.3 million due primarily to a $5.2 million reduction in service sales of the DS fuel pump to GM. This lower level of demand for the DS fuel pump is expected to continue as the in-service vehicle population diminishes with time. Partially offsetting these lower sales was an increase of $2.3 million in first year Precision Components and Assembly ("PCA") sales to Cummins Inc. ("Cummins").

Gross Profit. Gross profit for the Company in the third quarter of 2002 decreased to $9.1 million and 14.5% of net sales, from $9.2 million and 15.1% of net sales for the same period in 2001. Gross Profit results by operating segment were heavily influenced by the changes in sales discussed above. Driven by higher sales volumes and price increases on aftermarket tappets, gross profits in Precision Engine doubled to $1.0 million and 6.9% on net sales in the third quarter of 2002 as compared to the loss of $1.1 million and (11.9%) reported in the same period last year. Lower sales in the Diesel Group resulted in gross profit of only 16.7% in the third quarter of 2002, as compared to 19.8% in the same period a year ago. Much of this deterioration

                     STANADYNE CORPORATION AND SUBSIDIARIES

occurred late in the third quarter of 2002 and will be addressed during the fourth quarter through reductions in overhead staff and other costs.

SG&A. SG&A totaled $7.8 million for each of the third quarters of 2002 and 2001. SG&A decreased as a percentage of net sales to 12.4% from 12.7%. Diesel Group SG&A costs decreased by $0.6 million from the third quarter of 2001 which included the same amount for one-time Enterprise Resource Planning (ERP) implementation expenses. SG&A results as a percentage of net sales in Precision Engine were higher in the third quarter of 2002 due primarily to $0.8 million of foreign exchange losses on operations in Brazil as compared to $0.4 million in the same period of 2001.

Amortization of Intangibles. Amortization of intangible assets decreased to $0.9 million in the third quarter of 2002 from $1.3 million in the third quarter of 2001. The discontinuance of goodwill amortization in 2002 in accordance with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", resulted in a reduction of amortization from the third quarter of 2001 of $0.5 million.

Operating Income. Operating income for the third quarter of 2002 totaled $0.1 million versus a loss of $0.2 million for the same period a year ago. As a percentage of net sales, operating income increased to 0.2% in the third quarter of 2002 from (0.3%) in the third quarter of 2001. Lower gross profits in the Diesel Group were only partially offset by reduced SG&A costs, resulting in operating income of only $1.1 million or 2.2% of net sales in the third quarter of 2002. Despite higher sales and gross profits in the third quarter of 2002, Precision Engine reported an operating loss of $1.0 million in the third quarter of 2002, due primarily to higher foreign exchange losses on operations in Brazil.

Net Loss. Net loss in the third quarter of 2002 totaled $0.7 million versus a net loss of $2.3 million for the same period in 2001. This improvement reflects a combined result of $0.3 million of higher operating income in 2002, $0.3 million in lower interest expense, due to less debt and lower interest rates, and $1.0 million increase in income tax benefit.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Net Sales. Net sales for the first nine months of 2002 totaled $200.7 million and were 5.7% higher than the $189.8 million reported for the same period last year. All of the increase was produced by the Precision Engine segment where sales grew $15.1 million or 54.6%, while Diesel Group sales were lower by $4.2 million or 2.6%. The increase in Precision Engine included higher OEM sales of $3.6 million to DCX in the US and $5.6 million to Tritec Motors, Ltd. in Brazil. Demand in the service aftermarket for hydraulic tappets has increased substantially from last year, resulting in $5.6 million of additional sales in the first nine months of 2002. A $4.2 million decline in Diesel Group sales in the first nine months of 2002 was due primarily to a $15.4 million reduction in service sales of the DS fuel pump to GM. Partially offsetting these lower sales were increases in demand for fuel pump, injector and filtration products as well as $3.5 million of first year PCA sales to Cummins.

                     STANADYNE CORPORATION AND SUBSIDIARIES

Gross Profit. Gross profit for the Company in the first nine months of 2002 increased to $37.1 million from $34.1 million for the same period in 2001. Gross profit as a percentage of net sales improved to 18.5% in the first nine months of 2002 as compared to 18.0% last year. Higher sales volumes and increased aftermarket prices in Precision Engine drove gross profit as a percentage of net sales to 8.0%, as compared to (3.4%) in the first nine months of 2001. Despite the 2.6% decline in Diesel Group sales during the first nine months of 2002, gross profit as a percentage of net sales decreased only slightly to 21.3% versus 21.6% last year. All of this deterioration occurred in the third quarter of 2002.

SG&A. SG&A totaled $23.5 million for the first nine months of 2002, down from $23.8 million in 2001 and down as a percentage of net sales to 11.7% from 12.5%. SG&A in Precision Engine improved to 9.4% of net sales from 13.7% in the prior year due primarily to higher sales and a $0.1 million reduction in losses on foreign currency transactions on operations in Brazil. SG&A costs for the Diesel Group were unchanged as a percentage of net sales at 12.3% for the first nine months of 2002 and 2001 but reflected an overall decrease of $0.5 million traceable to $0.6 million of last year's ERP implementation expenses.

Amortization of Intangibles. Amortization of intangible assets decreased to $2.6 million in the first nine months of 2002 from $4.0 million in the first nine months of 2001. The discontinuance of goodwill amortization in 2002 in accordance with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", resulted in a reduction of amortization from the first nine months of 2001 of $1.4 million.

Operating Income. Operating income for the first nine months of 2002 totaled $10.1 million or 5.1% of net sales versus $5.5 million or 2.9% of net sales in the first nine months of 2001. A combination of higher gross profits in Precision Engine and lower SG&A and amortization expense in both segments contributed to the $4.6 million improvement. Operating income as a percentage of net sales increased in the first nine months of 2002 in the Diesel Group to 7.1% from 6.8% for the same period last year and increased in Precision Engine for the first nine months of 2002 to (2.6%) from (19.9%) for the same period last year.

Net Income (Loss). Net income in the first nine months of 2002 totaled $3.0 million versus ($2.1) million for the same period in 2001. This improvement resulted from $4.7 million increased operating income in 2002 and $0.7 million in lower interest expense, due to less debt and lower interest rates, partially offset by a $0.3 million increase in income taxes on higher earnings.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are cash flows from operations supplemented by a revolving credit facility under which $23.9 million was available for borrowings as of September 30, 2002. The Company occasionally utilizes capital leasing and, for its Italian subsidiary, SpA, maintains overdraft facilities with local financial institutions on an as needed basis. As of

                     STANADYNE CORPORATION AND SUBSIDIARIES

September 30, 2002, there were borrowings of $26.2 million under the Term Loans, $0.5 million under the Revolving Credit Lines and $1.9 million in foreign overdraft facilities. The Company met all financial covenants set forth in the Credit Agreement for the September 30, 2002 measurement date.

Cash Flows From Operating Activities. Cash flows from operations for the nine months ended September 30, 2002 totaled $15.9 million as compared to $6.5 million for the same period of 2001. Much of this $9.4 million year-over-year improvement is accounted for by the $5.2 million higher net income results described above. Changes in net operating asset and liability accounts during the nine months ended September 30, 2002 decreased cash flows from operations by only $0.1 million compared to a decrease of $3.6 million for the first nine months of 2001. Increases to accounts receivable and inventories in both segments totaled $5.1 million in the first nine months of 2002 and were offset by a $5.7 million increase to accrued liability accounts. Much of these increases reflect the overall higher levels of business in each segment as compared to the same period last year. Average 2002 inventory turnover of 7.2 turns however has not returned to the 7.9 turn level achieved last year. The new ERP systems installed during the first quarter still pose challenges to the Company's planning and scheduling of production. Aggressive management efforts continue to improve this situation.

Cash Flows From Investing Activities. The Company's capital expenditures for the first nine months of 2002 totaled $8.3 million compared to $11.7 million for the same period of 2001. Capital expenditures in 2002 included $5.0 million in support of new product launches with the remainder applied to cost reduction, quality enhancements and general maintenance projects. The amounts reported in the first nine months of 2001 included $3.5 million for the Company's ERP implementation project.

Cash Flows From Financing Activities. Cash flows from financing activities for the nine months ended September 30, 2002 resulted in a net decrease in cash of $7.6 million. Principal payments of long-term debt totaled $4.2 million. Payments under the Revolving Credit Facility totaled $5.0 million and additional overdraft borrowings at SpA amounted to $1.2 million. As of September 30, 2002 there was $0.5 million in borrowings against the Company's Revolving Credit Facility and $1.9 million of foreign overdraft borrowings. Investments in the share capital of SAPL by the minority partner increased cash flows by $0.4 million for the first nine months of 2002.

(2)   NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board ("FASB") issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 142 was effective for the Company beginning on January 1, 2002. The Company completed an

                     STANADYNE CORPORATION AND SUBSIDIARIES

evaluation of the carrying value of goodwill during the second quarter of 2002 and determined that no impairment exists.

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 primarily affects the reporting requirements and classification of gains and losses from the extinguishment of debt, rescinds the transitional accounting requirements for intangible assets of motor carriers, and requires that certain lease modifications with economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for financial statements issued after April 2002, with the exception of the provisions affecting the accounting for lease transactions, which is applicable for transactions entered into after May 15, 2002, and the provisions affecting classification of gains and losses from the extinguishment of debt, which is applicable for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 is not expected to have a material impact on the Company's consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force Issue No. 94-3. This statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material impact on the Company's consolidated financial statements.

(3)   CRITICAL ACCOUNTING POLICIES

We prepare the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies involving estimates which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include: product warranty reserves, inventory reserves for excess or obsolescence, and pension and postretirement benefit liabilities and are fully described in the notes to our consolidated financial statements contained in our annual report on Form 10-K.

(4)   CAUTIONARY STATEMENT

This quarterly report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements with respect to the financial condition, results of operations and business of the Company and management's discussion and

                     STANADYNE CORPORATION AND SUBSIDIARIES

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

Interest Rate Risk. The carrying value of the Company's revolving credit lines and term loans approximate fair value. The term loans are primarily LIBOR-based borrowings and are re-priced approximately every three months based on prevailing market rates. A 10% change in the interest rate on the term loans would have increased or decreased the first nine months of 2002 interest expense by $0.1 million. The 10-1/4% Notes bear interest at a fixed rate and, therefore, are not sensitive to interest rate fluctuation. The fair value of the Company's $76.0 million in Notes based on quoted market prices on September 30, 2002 was approximately $60.7 million.

Foreign Currency Risk. The Company has subsidiaries in Brazil and Italy, a joint venture in India and a branch office in France, and therefore is exposed to changes in foreign currency exchange rates. Changes in exchange rates may positively or negatively affect the Company's sales, gross margins, and retained earnings. However, historically, these locations have contributed less than 15% of the Company's net sales and retained earnings, with most of these sales attributable to the Italian and Brazilian subsidiaries. The Company also sells its products from the United States to foreign customers for payment in foreign currencies as well as dollars. Foreign currency exchange differences were net losses of $0.9 million and $1.0 million for the nine months ended September 30, 2002 and 2001, respectively. A majority of the exchange losses are related to the Company's operations in Brazil. The Company does not hedge against foreign currency risk.

                     STANADYNE CORPORATION AND SUBSIDIARIES

ITEM 4:     CONTROLS AND PROCEDURES

(A)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within 90 days of the filing of this report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was conducted under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were adequate and designed to ensure that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported in a timely manner, including that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(B)   CHANGES IN INTERNAL CONTROLS

There were no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses in internal controls, subsequent to the evaluation described above.

Reference is made to the Certifications of the Chief Executive Officer and Chief Financial Officer about these and other matters following the signature page of this report.

                     STANADYNE CORPORATION AND SUBSIDIARIES

PART II: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

      a.    Exhibits:

            99 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


      b. No report on Form 8-K was filed during the quarter ended September 30, 2002.

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

                                                      Stanadyne Corporation
                                                      ---------------------
                                                           (Registrant)


Date:    November 14, 2002                            /s/ Stephen S. Langin
                                                      ---------------------
                                                      Stephen S. Langin
                                                      Vice President and
                                                         Chief Financial Officer

                                 CERTIFICATIONS

I, William D. Gurley, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Stanadyne Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002



/s/ William D. Gurley
---------------------

William D. Gurley
President and Chief Executive Officer

                                 CERTIFICATIONS

I, Stephen S. Langin, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Stanadyne
      Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002



/s/ Stephen S. Langin
---------------------

Stephen S. Langin
Vice President and Chief Financial Officer

EXHIBIT INDEX:

      99 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002