Form 10-K
period 2002-12-31
STANADYNE AUTOMOTIVE CORP
filed 2003-03-27
CIK 1053439

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2002

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
   (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
    Incorporation or Organization)

      92 Deerfield Road, Windsor, Connecticut                 06095-4209
      (Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number including area code (860) 525-0821

                            STANADYNE AUTOMOTIVE CORP
                           (Former name of registrant)

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

Yes |X|           No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12 b-2).
Yes | |          No |X|

As of June 28, 2002, there was no established public trading market for the shares of the Registrant's common stock and no shares of common stock were held by non-affiliates of the Registrant.

The number of Common Shares of the Company, $0.01 per share par value, outstanding as of March 1, 2003 was 1,000.

                   DOCUMENTS INCORPORATED BY REFERENCE - None

                              STANADYNE CORPORATION

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                        PAGE
PART I:
       ITEM  1.  Business............................................................      3
       ITEM  2.  Properties..........................................................      9
       ITEM  3.  Legal Proceedings...................................................      9
       ITEM  4.  Submission of Matters to a Vote of Security Holders.................      9

PART II:
       ITEM  5.  Market for the Registrant's Common Equity and Related Stockholder
                 Matters.............................................................     10
       ITEM  6.  Selected Financial Data.............................................     10
       ITEM  7.  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations...............................................     12
       ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk..........     19
       ITEM  8.  Financial Statements and Supplementary Data.........................     20
       ITEM  9.  Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure............................................     21

PART III:
       ITEM 10.  Directors and Executive Officers of the Registrant..................     22
       ITEM 11.  Executive Compensation..............................................     25
       ITEM 12.  Security Ownership of Certain Beneficial Owners and Management
                  and Related Stockholder Matters....................................     31
       ITEM 13.  Certain Relationships and Related Transactions......................     33
       ITEM 14.  Controls and Procedures.............................................     33

PART IV:
       ITEM 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....     34
       Signatures ...................................................................     37
       Certification of Chief Executive Officer......................................  38-39
       Certification of Principal Financial Officer..................................  40-41

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

The Company sells engine components to original equipment manufacturers ("OEMs") in a variety of applications, including automobiles, light duty trucks, agricultural and construction vehicles and equipment, industrial products and marine equipment. The Company also sells replacement units and parts through its aftermarket distribution network. The Company conducts its business through two principal operating segments: the Diesel Group, which accounted for 78% of the Company's 2002 net sales, and Precision Engine Products Corp. ("Precision Engine"), a wholly-owned subsidiary, which accounted for 22% of the Company's 2002 net sales. Additional segment information can be found in Notes 17 and 18 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.

The Company is a wholly-owned subsidiary of Stanadyne Automotive Holding Corp. ("Holdings"). The Company and Holdings were formed by American Industrial Partners Capital Fund II, L.P. ("AIP") upon the purchase of Stanadyne Automotive Corp. and Subsidiaries from Metromedia Company (the "Sellers") on December 11, 1997 (the "Acquisition").

THE DIESEL GROUP

The Diesel Group is one of only four independent worldwide manufacturers selling to the geographic areas in which the Company competes. Net sales for the Diesel Group were $203.5 million, $216.2 million and $248.4 million for 2002, 2001 and 2000, respectively. Operating income for the Diesel Group was $13.2 million, $15.0 million and $23.9 million for 2002, 2001 and 2000, respectively. Total assets of the Diesel Group were $237.2 million, $241.1 million and $257.4 million at December 31, 2002, 2001 and 2000, respectively.

PRODUCTS

The Diesel Group produces fuel injection equipment for diesel engines of up to 250 horsepower, an engine range comprising approximately 90% of all diesel engines produced worldwide. The Diesel Group sells its fuel injection products to its customers on an individual component basis or by complete line. The primary focus of the Diesel Group is on the off highway agricultural and industrial segment of the market. Fuel pumps and injectors, the Diesel Group's primary products, are the most highly engineered, precision manufactured components on a diesel engine and comprise the core components of a diesel engine's fuel system. Because fuel system components are so elemental to the proper functioning and optimal performance of a diesel engine, they are essentially custom engineered for a specific engine platform. As a result, the Company typically supplies these components on a sole source basis for the life of engine platforms. The Diesel Group also manufactures diesel fuel filters, fuel heaters and water separators, oil pumps and other precision manufactured components and distributes diesel fuel conditioners, stabilizers and diesel engine diagnostic equipment. Due to its competencies in precision manufacturing and assembly and testing of complex products, the Company has recently been successfully pursuing business to manufacture and assemble, on an exclusive contract basis, components designed by other companies.

CUSTOMERS

The Diesel Group's primary customers are OEMs of diesel engines. The Diesel Group's largest customers, Deere & Company ("Deere") and General Motors Corporation ("GM"), accounted for approximately $117.1 million, or approximately 45.8% of the Diesel Group's net sales. Each of these customers accounted for more than 10% of the Diesel Group's 2002 net sales: Deere accounted for 30.6% and GM accounted for 15.2%.

The Diesel Group supports the servicing of the engine and its own products through sales of aftermarket units and parts to the service organizations of its OEM customers and through its own global network of authorized distributors and dealers.

INDIA BUSINESS STATUS

On October 22, 2001, the Company formed a joint venture with Amalgamations Private Limited to form a new company in the state of Tamil Nadu, India. The joint venture is named Stanadyne Amalgamations Private Limited ("SAPL") and will manufacture diesel fuel injection equipment for export markets starting in 2003. The Diesel Group holds a 51% controlling share of SAPL.

PRECISION ENGINE

Precision Engine is a major independent (non-captive) manufacturer of hydraulic valve lifters primarily for gasoline engines. Net sales for Precision Engine were $57.2 million, $38.2 million and $44.0 million for 2002, 2001 and 2000, respectively. Operating (loss) income for Precision Engine was $(3.2) million, $(5.9) million and $0.0 million for 2002, 2001 and 2000, respectively. Total assets of Precision Engine were $47.4 million, $48.5 million and $46.0 million at December 31, 2002, 2001 and 2000, respectively.

PRODUCTS

Precision Engine designs and manufactures four types of hydraulic valve lifters: roller rocker arm assemblies, lash adjusters, roller valve lifters and slipper valve lifters. These products convert the rotary motion of a camshaft into a reciprocating motion and allow for the adjustment of lash (clearance) as valves are opened and closed in the cylinder head of an engine.

CUSTOMERS

Precision Engine's primary customers are OEMs. DaimlerChrysler Corp. ("DCX"), Tritec Motors LTDA. ("Tritec") and Ford Motor Company ("Ford") accounted for 41.8%, 22.4% and 9.2%, respectively, of Precision Engine's 2002 net sales. Precision Engine also sells to several companies for distribution into the aftermarket.

COMPETITION

Because of the technical expertise required to design and manufacture the Company's products to the tolerances required, the existence of longstanding supply relationships in the engine component business and the significant capital expenditures and lead time required to enter the business, there are a limited number of manufacturers selling to the global markets in which the Company operates. The Company competes on the basis of technological innovation, product quality, processing and manufacturing capabilities, service support and price. The Company is smaller in size and therefore has fewer resources relative to its competitors.

The main competitors of the Diesel Group are divisions of Robert Bosch GmbH and Delphi Corporation ("Delphi"). The main competitors of Precision Engine are INA Walzlager Schaeffler KG, Eaton Corporation and Delphi in the aftermarket.

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

EMPLOYEES

At December 31, 2002, the Company employed 1,910 persons of whom approximately 31% were salaried and 69% were hourly employees. All of the Company's employees are non-unionized with the exception of those in Stanadyne, S.p.A. ("SpA"). The Company believes its relations with its employees are good.

TECHNOLOGY, RESEARCH AND DEVELOPMENT

Engine manufacturers are required to continually improve engine performance and fuel economy. Accordingly, the Company's research and development investment is significant. In general, the Company funds its own research and development expenses, although during the pre-production program phase some of those expenses may be customer-funded. Research and development costs incurred for 2002, 2001 and 2000 were $11.2 million, $11.6 million and $10.1 million, respectively, of which $1.9 million, $1.4 million and $0.9 million, respectively, were reimbursed by customers. The Diesel Group accounts for over 95% of these amounts.

Once an OEM commits to purchasing a product from the Company, usually one to three years into the development or application process, the Company may need to allocate capital for the machinery, equipment and tooling necessary for engine program launch, ramp-up and product volume increases. Furthermore, given the significant existing capital investment in plant and equipment already made by the Company, the Company has on-going programs to maintain, upgrade and replace its investments. In 2002, 2001 and 2000, the Company spent $10.9 million, $18.0 million and $9.5 million, respectively, on capital investments.

FINANCIAL INFORMATION ABOUT INTERNATIONAL AND DOMESTIC OPERATIONS AND EXPORT
SALES

The Company has manufacturing operations in the United States, Italy, Brazil and India. The products manufactured in the United States and Italy are sold within their respective domestic markets, as well as exported throughout the world. These products are sold to both OEM and aftermarket customers. The products manufactured in Brazil are sold only to an OEM customer in Brazil. The products manufactured in India will be exported from India.

The sales to OEM and aftermarket customers during 2002, 2001 and 2000 were as follows:

                                            2002      2001      2000
                                           ------    ------    ------
                                             (dollars in millions)
             Original Equipment:
                  Diesel Group            $ 104.4   $ 103.1   $ 147.5
                  Precision Engine           42.7      30.3      38.9
             Aftermarket:
                  Diesel Group               99.1     113.2     100.9
                  Precision Engine           14.5       7.9       5.2
                                          -------   -------   -------
                      Total Net Sales     $ 260.7   $ 254.5   $ 292.5
                                          =======   =======   =======

Information regarding net sales to geographic areas, operating income (loss) from manufacturing facilities in geographic areas and assets by geographic areas for the years ended December 31, 2002, 2001 and 2000 appear below and in Note 18 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.

                                                    2002      2001      2000
                                                   ------    ------    ------
                                                     (dollars in millions)
             Net Sales:
                  United States                   $ 169.4   $ 151.1   $ 173.8
                  England                            17.8      25.6      34.4
                  All Other Geographic Areas         73.5      77.8      84.3
                                                  -------   -------   -------
                      Total Net Sales             $ 260.7   $ 254.5   $ 292.5
                                                  =======   =======   =======

             Operating Income (Loss):
                  United States                   $  12.0   $  11.0   $  23.2
                  Italy                               0.9       0.0       1.8
                  India                               (.5)       --        --
                  Brazil                             (2.4)     (1.9)     (1.0)
                                                  -------   -------   -------
                      Total Operating Income      $  10.0   $   9.1   $  24.0
                                                  =======   =======   =======

             Identifiable Assets:
                  United States                   $ 227.3   $ 235.8   $ 249.8
                  Italy                              37.0      33.5      33.0
                  Brazil                              3.0       3.8       1.3
                  India                               1.2        --        --
                                                  -------   -------   -------
                      Total Identifiable Assets   $ 268.5   $ 273.1   $ 284.1
                                                  =======   =======   =======

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Company, including financial statements, notes to financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations. All of these forward-looking statements are based on estimates and assumptions made by the management of the Company and, although such estimates and assumptions are believed to be reasonable, they inherently involve a degree of uncertainty. Therefore, undue reliance should not be placed upon such estimates and statements. No assurance can be given that any such estimates will be realized, and actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (1) increased competition; (2) increased costs; (3) loss or retirement of key members of management; (4) increases in the Company's cost of borrowing or inability or unavailability of additional debt or equity capital; (5) loss of material customers; (6) adverse state or federal legislation or regulation or adverse determinations in pending litigation; (7) changes in the value of the U.S. dollar relative to foreign currencies of countries where the Company conducts its business; and (8) changes in general economic conditions and/or in the automobile, light duty trucks, agricultural and construction vehicles and equipment, industrial products and marine equipment markets in which the Company competes. Many of such factors are beyond the control of the Company and its management. The forward-looking statements contained in this report speak only as of the date on which such statements are made. The Company assumes no duty to update them, reflect new, changing or unanticipated events or circumstances.

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

Below is a summary of the existing facilities:

                          Square   Type of
            Location     Footage   Interest  Description of Use
            --------     -------   --------  ------------------
  DIESEL GROUP:
      Windsor, CT        571,000    Owned    Corporate Offices, Diesel Group Headquarters, Sales and
                                             Marketing, Engineering Center, Manufacturing
      Jacksonville, NC   110,000    Owned    Manufacturing, Distribution
                          20,000   Leased    Manufacturing
      Washington, NC     177,000    Owned    Manufacturing
      Trappes, France     23,000   Leased    Engineering, Sales
      Brescia, Italy     175,000    Owned    SpA Headquarters, Engineering, Sales, Manufacturing
      Chennai, India      20,000   Leased    Manufacturing

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

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

As of March 1, 2003, Holdings was the holder of record of all the shares of common stock, par value, $.01 per share (the "Common Stock"), of the Company. There is no established trading market for the Common Stock. The Company has never paid or declared a cash dividend on the Common Stock. Furthermore, the Company is restricted from paying dividends under the covenants of its revolving credit and term loan agreements.

The Company does not have any compensation plans under which its equity securities are authorized for issuance.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated historical financial and operating data of the Company and its subsidiaries. The selected consolidated financial data were derived from the consolidated financial statements of the Company. The data presented below should be read in conjunction with the consolidated financial statements and the related footnotes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                Years Ended December 31,
                                                          -------------------------------------------------------------------
                                                              2002          2001          2000          1999          1998
                                                          -----------   -----------   -----------   -----------   -----------
                                                                                 (dollars in thousands)
Statement of Operations Data:
  Net sales                                               $   260,690   $   254,450   $   292,452   $   281,580   $   307,053
  Cost of goods sold                               (a)        215,391       208,139       229,591       224,204       251,730
                                                          -----------   -----------   -----------   -----------   -----------
  Gross profit                                                 45,299        46,311        62,861        57,376        55,323
  Selling, general and administrative expenses    (a)(b)       35,251        37,207        38,904        35,516        40,291
                                                          -----------   -----------   -----------   -----------   -----------
  Operating income                                             10,048         9,104        23,957        21,860        15,032
  Interest expense, net                                        (9,403)      (10,141)      (11,669)      (13,576)      (15,138)
                                                          -----------   -----------   -----------   -----------   -----------
  Income (loss) before income taxes, minority
    interest and extraordinary item                               645        (1,037)       12,288         8,284          (106)
  Income taxes (benefit)                                         (153)          370         5,457         3,128         1,581
                                                          ------------  -----------   -----------   -----------   -----------
  Income (loss) before minority interest and
    extraordinary item                                            798        (1,407)        6,831         5,156        (1,687)
  Minority interest in loss of consolidated
    subsidiary                                                    255             -             -             -             -
                                                          -----------   -----------   -----------   -----------   -----------
  Income (loss) before extraordinary item                       1,053        (1,407)        6,831         5,156        (1,687)
  Extraordinary item                               (c)              -             -           951           750             -
                                                          -----------   -----------   -----------   -----------   -----------
  Net income (loss)                                       $     1,053   $    (1,407)  $     7,782   $     5,906   $    (1,687)
                                                          ===========   ===========   ===========   ===========   ===========

Balance Sheet Data (at year end):
  Fixed assets, net                                       $   108,326   $   113,361   $   110,965   $   119,611   $   125,966
  Total assets                                                268,458       273,064       284,092       306,105       321,916
  Long-term debt (including current portion)                  102,896       112,362       122,944       142,280       160,486
  Stockholders' equity                                         67,319        65,724        66,248        61,681        59,191

Ratio of earnings to fixed charges                                1.1           0.9           1.9           1.5           1.0
  (See Exhibit 12.1)

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

(b) Net income in 2002 excluded amortization for goodwill of approximately $1.9 million. Effective January 1, 2002, the Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" states that goodwill is no longer subject to amortization, but is annually assessed for impairment by applying a fair-value based test.

(c) Net income for 2000 and 1999 includes an extraordinary gain of $1.0 million and $0.8 million, respectively, net of income taxes, for the early extinguishment of debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

The following table sets forth certain performance details for the periods shown. The amounts are presented in thousands of dollars and as a percentage of net sales.

                                              Years Ended December 31,
                                    2002              2001               2000
                               --------------  --------------------  -----------
                                              (dollars in thousands)
                                  $       %       $        %        $        %
                               -------  -----  -------   -----   -------  ------
Net sales .................    260,690  100.0  254,450   100.0   292,452  100.0
Cost of goods sold ........    215,391   82.6  208,139    81.8   229,591   78.5
Gross profit ..............     45,299   17.4   46,311    18.2    62,861   21.5
Selling, general and
 administrative expenses ..     30,723   11.8   30,757    12.1    32,057   11.0
Amortization of intangibles      3,428    1.3    5,350     2.1     5,747    2.0
Management fees ...........      1,100    0.4    1,100     0.4     1,100    0.4
Operating income ..........     10,048    3.9    9,104     3.6    23,957    8.2
Net income (loss) .........      1,053    0.4   (1,407)   (0.6)    7,782    2.7

COMPARISON OF RESULTS OF OPERATIONS

OVERVIEW

Continued challenging general economic business conditions in 2002 resulted in an uneven demand for the Company's products. After a slow start in the first quarter, strong year-over-year increases in demand for all product lines were reported through the first eight months of 2002, only to be followed by significant reductions in demand for Diesel Group products for the remainder of the year. The Company's consolidated sales and net income for 2002 managed to increase by $6.2 million and $2.4 million, respectively, from the prior year results. Results by operating segment were unbalanced with decreased sales and net income reported by the Diesel Group more than offset by improved results in Precision Engine.

Diesel Group operations experienced most of the variation in demand last year. With an overall reduction in year-to-year sales of $12.8 million, or 5.9%, staffing in this segment was trimmed by 11.3% by the end of 2002. Most of the decline in sales was due to an expected $18.9 million annual reduction in service sales of the DS fuel pump to GM. The poor economy and subsequent depressed demand for the segments other products resulted in lower sales in 2002 for all of the major product lines except fuel filters. First year sales in the new Precision Components and Assembly ("PCA") product line totaled $7.9 million and provided a good source of increased revenues. Preparations for a 2003 start of production in the Company's joint venture in India (SAPL) were nearly on schedule, incurring $0.5 million of startup costs in 2002.

Precision Engine results included an increase in year-over-year sales of $19.0 million or 49.7%, with substantial growth in demand for both OEM and aftermarket products. The organization struggled to contain costs while managing the dramatic growth in business. However, a combination of overspending in the U.S.-based factories and $1.8 million in foreign exchange losses on operations in Brazil resulted in $3.2 million in operating losses for 2002.

The Company concluded preparations and testing of the new Enterprise Resource Planning ("ERP") system during the first quarter of 2002. After a full year of implementation activities, the new JD Edwards One World system was launched on March 1, 2002. While completing the first year of operations without any material problems, the Company has not yet achieved the desired level of utilization of the new system.

2002 COMPARED TO 2001

Net Sales. Net sales for 2002 totaled $260.7 million and were $6.2 million or 2.5% higher than the $254.5 million recorded in 2001. All of the increase was produced by the Precision Engine segment, where sales grew by $19.0 million or 49.7%. This significant increase in net sales came from three major sources. First, higher OEM sales of $5.0 million to DCX in the U.S. resulted primarily from stronger demand for the vehicles equipped with Precision Engine roller-rocker arms. Second, sales to Tritec Motors, Ltd. in Brazil increased by $7.5 million in 2002 versus 2001, reflective of the first year of full volume production levels. Third, increased demand from 2001 in the service aftermarket for hydraulic tappets, together with price increases, resulted in $6.5 million of additional sales in 2002. A significant downturn in fourth quarter sales in the Diesel Group resulted in an overall reduction in year-to-year sales of $12.8 million, or 5.9%. Included in this change was an expected $18.9 million annual reduction in service sales of the DS fuel pump to GM. Lower demand for this product is expected to continue as the in-service vehicle population diminishes with time. Increased sales of filter products and first-year PCA sales of $3.1 million and $5.2 million, respectively, partially offset the lower sales of DS fuel pumps. The remainder of the sales decline of $2.2 million in this segment came from fewer sales of other fuel pump and injector products, most of which is traceable to lower customer demand in the fourth quarter.

Gross Profit. After reporting year-over-year increases for the first nine months, gross profit for the Company totaled $45.3 million or 17.4% in 2002 as compared to $46.3 million or 18.2% in 2001. Gross profit results by operating segment followed the changes in sales reported above. Higher sales volumes and price increases on after-market tappets allowed the Precision Engine segment to record a gross profit in 2002 of $3.7 million or 6.4% as compared to zero gross profit reported in 2001. While reflecting a significant improvement from the prior year, the 2002 result for Precision Engine was negatively impacted by overspending in the manufacturing and overhead areas as the organization struggled to contain costs while managing the 49.7% annual growth in sales. The downturn in fourth quarter sales in the Diesel Group had a heavy influence on the overall 2002 gross profit of $41.6 million or 20.5% of net sales. Reflecting a decrease from 2001 gross profits of $46.3 million or 21.4%, this sales volume driven decline required staff reductions during the year totaling 11.3% of segment employment, resulting in $0.4 million of severance costs.

Selling, General and Administrative Expense ("SG&A"). SG&A expense in 2002 totaled $30.7 million and was only slightly less than the $30.8 million reported in 2001 due to nearly offsetting differences in each segment. A $1.6 million reduction from 2001 SG&A in the Diesel Group was primarily the result of $1.1 million less in ERP implementation costs following the launch of the new JD Edwards system in March 2002. Diesel Group SG&A costs were also lower in 2002 due to $0.7 million of additional customer funding for new engineering programs. Precision Engine recorded a $1.5 million increase in SG&A costs in 2002 due almost entirely to $1.1 million of additional foreign exchange losses on operations in Brazil.

Amortization of Intangibles. Amortization of intangible assets totaled $3.4 million in 2002 and $5.4 million in 2001. Amortization of goodwill was discontinued effective January 1, 2002 when the Company adopted SFAS 142. Goodwill amortization in 2001 was $1.9 million.

Operating Income. Operating income increased in 2002 to $10.0 million and 3.9% of net sales from 2001 figures of $9.1 million and 3.6%. The improvement was due primarily to higher sales and gross profit in Precision Engine and lower SG&A costs in the Diesel Group. All of the Company's operating profit was recorded in the Diesel Group segment. Despite a significant improvement from 2001, the Precision Engine segment reported $3.2 million in operating losses for 2002.

Net Income (Loss). Net income for the Company totaled $1.1 million in 2002 as compared to a $1.4 million net loss for 2001. This $2.5 million increase resulted from the $0.9 million improvement in 2002 operating income, $0.7 million less interest expense on lower debt and reduced borrowing rates and a $0.5 million reduction in income taxes. The Company's effective tax rates were (23.6)% and (35.7)% in 2002 and 2001, respectively. The negative tax rates are due to the effect of foreign and state taxes on net losses. Additional information can be found in Note 11 of the Notes to Consolidated Financial Statements contained in Item 8 of this Report.

2001 COMPARED TO 2000

Net Sales. Net sales decreased in 2001 from 2000 by $38.0 million or 13.0%. Lower sales in the Diesel Group, down $32.1 million, or 13.0%, included an approximate $12 million year-to-year reduction in business associated with two OEM programs that ended during 2000: the GM 6.5l engine equipped with a DS fuel pump; and the Ford 2.5l Transit engine equipped with RSN injectors. The balance of the sales decline was due to lower demand from major agricultural and industrial customers. Precision Engine's sales in 2001 decreased by $5.8 million or 13.2% versus 2000. This dramatic downturn was due almost entirely to $10.2 million fewer sales in the U.S. to DCX associated with reduced vehicle sales, partially offset by new sales in Brazil to Tritec of $5.4 million.

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

Selling, General and Administrative Expense. SG&A expense decreased in 2001 from 2000 by $1.3 million or 4.1%. As a percentage of net sales, SG&A increased to 12.1% from 11.0%. The overall reduction included $1.0 million lower bonus and $0.5 million lower freight on sales expenses in 2001, offset by additional amounts of $1.1 million for ERP implementation and $0.8 million of unrealized foreign exchange losses on operations in Brazil. One time expenses incurred in 2000 included $0.6 million in Precision Engine Products LTDA ("PEPL") startup costs and $0.7 million associated with an unsuccessful union organizing effort at the Windsor, Connecticut facility.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company is highly leveraged as a result of the Acquisition and will continue to have a significant amount of indebtedness which, as of December 31, 2002, totaled $102.9 million or $9.5 million less than a year earlier. The principal sources of liquidity are cash flows from operations supplemented by borrowings under a revolving credit facility. The Company occasionally utilizes capital leases and, for its Italian subsidiary, SpA, has overdraft facilities with local financial institutions. In addition, subject to the restrictions in the Company's lending agreements, supplemental senior or other indebtedness may be incurred from time to time to finance acquisitions, capital expenditures or other general corporate purposes.

Cash Flows from Operating Activities. Net cash flows provided by operating activities totaled $23.3 million, $14.1 million and $35.1 million in 2002, 2001 and 2000, respectively. The $9.2 million rebound in 2002 from 2001 cash flows from operations was due to a combination of $2.5 million of higher net income discussed above and $8.2 million of net changes to asset and liability accounts only partially offset by $1.2 million in additional deferred taxes. Most of the change from asset and liability accounts was due to an $8.7 million year-to-year swing in accounts receivable balances: accounts receivable in 2002 decreased by $3.9 million following an increase in 2001 of $4.8 million. The decline in accounts receivable in 2002 was due primarily to lower sales volume in the Diesel Group. Inventory levels overall increased by $0.7 million in 2002, with a $1.5 million increase in the Diesel Group and a $0.8 million reduction in Precision Engine

Cash Flows from Investing Activities. The Company's capital expenditures totaled $10.9 million, $18.0 million and $9.5 million in 2002, 2001 and 2000, respectively. These amounts reflect cash outlays for the purchase of machinery and equipment and the maintenance of existing facilities. Management estimates that the Company has historically spent, and will continue to spend, approximately $5.0 to $6.0 million annually on maintenance of plant and equipment. The remaining non-maintenance capital expenditures represent cash outlays for equipment, machinery or plant expansion in order to support new product and new customer opportunities, to effect cost reductions through process improvements, and to increase capacity to support increased production volumes for existing products. The Company's capital expenditures of $10.9 million in 2002 included $7.0 million for new programs involving Deere, DCX and PCA customers.

Cash Flows From Financing Activities. Cash flows from financing activities in 2002 resulted in a net reduction in cash of $9.7 million. Principal payments of long-term debt totaled $5.6 million. The $5.4 million outstanding against the $30 million Revolving Credit facility at December 31, 2001 was repaid during 2002, leaving $24.4 million available for borrowing, after deducting $5.6 million used for stand-by letters of credit. Borrowings against SpA's overdraft facility totaled $1.7 million at December 31, 2002, reflecting an increase of $0.9 million from the prior year-end. Investments in the share capital of SAPL by the minority partner provided an additional $0.5 million in cash during 2002.

Management believes that cash flows from operations and availability of additional borrowings under the revolving credit facility will provide adequate funds for the Company's foreseeable working capital needs, planned capital expenditures and debt service obligations including long-term debt payments totaling $7.8 million in 2003. At December 31, 2002, the Company had $30 million in the revolving credit line available through December 11, 2003, of which $5.6 million was used for standby letters of credit, leaving $24.4 million available for borrowings. The Company's ability to fund its operations, make planned capital expenditures, make scheduled debt payments, refinance indebtedness and remain in compliance with all of the financial covenants under its debt agreements will depend on its future operating performance and cash flow, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control.

Pension Plans. The Company maintains a qualified defined benefit pension plan (the "Qualified Plan"), which covers substantially all domestic hourly and salary employees except for Tallahassee hourly employees and an unfunded nonqualified plan to provide benefits in excess of amounts permitted to be paid under the provisions of the tax law to participants in the Qualified Plan.

The Qualified Plan assets are invested primarily in a diversified portfolio of equity and fixed income securities allocated to various investment classes in accordance with an established investment policy. The portfolio is rebalanced regularly to the target allocation. Investment performance of the portfolio is measured periodically against a customized benchmark composed of an appropriate index for each asset class weighted the same as the investment allocation. The expected long-term rate of return assumption on the Qualified Plan assets is 9%. Based on a review and analysis of the historical performance of the custom benchmark over 15 and 20 year periods, management believes that a 9% long-term expected rate of return is appropriate. Management will continue to evaluate our actuarial assumptions, including our expected rate of return, at least annually, and will make adjustments as necessary.

The assumed average salary compensation increase was reduced from 5% in prior years to 4% for the 2002 measurement to reflect the current economic conditions. No compensation increase rate is applicable for the hourly plans, as they are flat pay for each year of service (regardless of compensation earned). Effective July 1, 2000, both the unit benefit for hourly participants and the minimum benefit for salaried participants were increased by two dollars per month for each year of service.

The discount rate of 6.75% set at December 31, 2002, is used to value the pension obligation and represents the yield on Moody's Aa ("Double A") 30-year corporate bonds. Since the Moody's Double A 30-year rate is not published daily and readily available to the public, an approximation of the discount rate is developed from the rate for "Corporate 10+ years High Quality" published daily in the "Credit Markets" column of The Wall Street Journal. That rate is converted from a semi-annual rate basis to a compound annual rate basis. The resulting compound annual rate, which is closer to a AAA ("Triple A") 10-year bond rate than a Double A 30-year rate is then adjusted to approximate a Double A 30-year bond rate. The adjustment for quality and duration is based on historical averages of spreads between different quality bonds.

The value of our Qualified Plan assets decreased from $43.8 million at December 31, 2001 to $37.8 million at December 31, 2002. The combination of weak investment performance and declining discount rates during 2002 resulted in an increase in the Qualified Plan unfunded benefit obligation. Contributions to the Qualified Plan for the 2002 plan year are expected to be approximately $3.2 million to achieve a current liability funding level of 80% compared to $0.6 million for 2001 for a liability funding level of 90%. Additional information can be found in Note 9 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.

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

NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. The Company does not anticipate any material impact from the adoption of this standard. SFAS No. 142 requires that upon adoption, amortization of goodwill cease and instead, the carrying value of goodwill be evaluated for impairment on an annual basis by applying a fair value based test. Identifiable intangible assets will continue to be amortized over their useful lives and be reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," as amended by SFAS No. 144. The Company adopted this new standard on January 1, 2002, resulting in the discontinuation of goodwill amortization of approximately $1.9 million in 2002.

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 primarily affects the reporting requirements and classification of gains and losses from the extinguishment of debt, rescinds the transitional accounting requirements for intangible assets of motor carriers, and requires that certain lease modifications with economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for financial statements issued after April 2002, with the exception of the provisions affecting the accounting for lease transactions, which is applicable for transactions entered into after May 15, 2002, and the provisions affecting classification of gains and losses from the extinguishment of debt, which is applicable for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 is not expected to have a material impact on the Company's consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force Issue No. 94-3. This statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material impact on the Company's consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees it has issued and clarifies the accounting for such guarantees. The initial recognition and measurement provisions of FIN 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for periods ending after December 15, 2002. The Company does not expect the adoption of FIN 45 to have a material impact on its operating results or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. As of December 31, 2002, the Company did not have any entities that would be characterized as variable interest entities under FIN 46.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks including changes in interest rates and changes in foreign currency exchange rates as measured against the U.S. dollar.

Interest Rate Risk. The carrying values of the Company's revolving credit line and term loans approximate fair value. The revolving credit line is priced daily and the term loans are primarily LIBOR borrowings and are re-priced approximately every month based on prevailing market rates. A 10% change in the interest rate on the revolving credit line and term loans would have increased or decreased the 2002 interest expense by $0.3 million. The Senior Subordinated Notes ("Notes") bear interest at a fixed rate of 10 1/4% and, therefore, are not sensitive to interest rate fluctuation. The fair value of the Notes at December 31, 2002 was approximately $61.7 million based on a January 15, 2002 transaction when the Company retired $5.0 million of Notes at a price of $0.8125 to one U.S. dollar.

Foreign Currency Risk. The Company has subsidiaries in Italy, Brazil and India and a branch office in France, thereby creating exposures to changes in foreign currency exchange rates. Changes in exchange rates may positively or negatively affect the Company's sales, gross margins, and retained earnings. However, historically, these locations have contributed less than 15% of the Company's net sales and retained earnings, with most of these sales attributable to the Italian and Brazilian subsidiaries. The Company also sells its products from the United States to foreign customers for payment in foreign currencies as well as dollars. Foreign currency exchange losses totaled $1.8 million and $0.8 million for 2002 and 2001, respectively. A majority of the increase in foreign currency exchange loses in 2002 is related to the Company's operations in Brazil. Effective with the beginning of the third quarter of 2002, the Company determined that $2.2 million of intercompany debt between Precision Engine Products Corp. ("PEPC") and PEPL should be considered a long-term-investment. Foreign exchange related gains and losses on this intercompany debt will be excluded from operating income and included in other comprehensive income
(loss), in accordance with the SFAS No. 52 "Foreign Currency Translation." The Company does not hedge against foreign currency risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                            Page
                                                                                            ----

                     STANADYNE CORPORATION AND SUBSIDIARIES
INDEPENDENT AUDITORS' REPORT..............................................................  F-1
      Consolidated Balance Sheets as of December  31, 2002 and 2001.......................  F-2
      Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001
          and 2000........................................................................  F-3
      Consolidated Statements of Changes in Stockholders' Equity and Comprehensive
          Income (Loss) for the Years Ended December 31, 2002, 2001 and 2000..............  F-4
      Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001
          and 2000........................................................................  F-5
      Notes to the Consolidated Financial Statements......................................  F-6

INDEPENDENT AUDITORS' REPORT

Board of Directors
Stanadyne Corporation

We have audited the accompanying consolidated balance sheets of Stanadyne Corporation and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Stanadyne Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."

Deloitte & Touche LLP

Hartford, Connecticut
February 7, 2003

                     STANADYNE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                       ASSETS                                  December 31,
                                                                            2002          2001
                                                                          ---------    ---------
Current Assets:
     Cash and cash equivalents                                            $   4,683    $     120
     Accounts receivable, net of allowance for uncollectible accounts
         (Notes 15 and 19)                                                   33,045       36,872
     Inventories, net (Notes 2 and 19)                                       33,395       32,660
     Prepaid expenses and other assets                                        1,299          869
     Deferred income taxes (Note 11)                                          5,919        6,955
                                                                          ---------    ---------
                  Total current assets                                       78,341       77,476
Property, plant and equipment, net (Note 3)                                 108,326      113,361
Goodwill (Note 4)                                                            68,090       66,782
Intangible and other assets, net (Note 4)                                     9,485       11,229
Due from Stanadyne Automotive Holdings Corp. (Note 14)                        4,216        4,216
                                                                          ---------    ---------
                  Total assets                                            $ 268,458    $ 273,064
                                                                          =========    =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                     $  19,864    $  21,639
     Accrued liabilities (Note 6, 9 and 10)                                  26,532       24,599
     Current maturities of long-term debt (Note 8)                            9,456        6,143
     Current installments of capital lease obligations (Note 5)                 117           42
                                                                          ---------    ---------
                  Total current liabilities                                  55,969       52,423
Long-term debt, excluding current maturities (Note 8)                        92,999      106,177
Deferred income taxes (Note 11)                                                 666        4,017
Capital lease obligations, excluding current installments (Note 5)              324            -
Other noncurrent liabilities (Notes 7, 9 and 10)                             50,949       44,723
                                                                          ---------    ---------
                  Total liabilities                                         200,907      207,340
                                                                          ---------    ---------

Minority interest in consolidated subsidiary (Note 1)                           232            -

Commitments and Contingencies (Notes 5 and 16)

Stockholders' Equity:
     Common stock, par value $.01, authorized 10,000 shares, issued and
         outstanding 1,000 shares                                                 -            -
     Additional paid-in capital                                              59,858       59,858
     Other accumulated comprehensive loss                                    (4,174)      (4,716)
     Retained earnings                                                       11,635       10,582
                                                                          ---------    ---------
                  Total stockholders' equity                                 67,319       65,724
                                                                          ---------    ---------
                  Total liabilities and stockholders' equity              $ 268,458    $ 273,064
                                                                          =========    =========

                See notes to consolidated financial statements.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                      Years Ended December 31,
                                                                 -----------------------------------
                                                                    2002        2001         2000
                                                                 ---------    ---------    ---------
Net sales (Notes 15, 17, 18 and 20)                              $ 260,690    $ 254,450    $ 292,452
Costs of goods sold                                                215,391      208,139      229,591
                                                                 ---------    ---------    ---------
     Gross profit                                                   45,299       46,311       62,861
Selling, general and administrative expenses (Note 14)              35,251       37,207       38,904
                                                                 ---------    ---------    ---------
     Operating income                                               10,048        9,104       23,957
Other income (expense):
     Interest income                                                    17          349          347
     Interest expense                                               (9,420)     (10,490)     (12,016)
                                                                 ---------    ---------    ---------
Income (loss) before income taxes, minority interest and
     extraordinary item                                                645       (1,037)      12,288
Income taxes (benefit) expense (Note 11)                              (153)         370        5,457
                                                                 ---------    ---------    ---------
Income (loss) before minority interest and extraordinary item          798       (1,407)       6,831
Minority interest in loss of consolidated subsidiary (Note 1)          255            -            -
                                                                 ---------    ---------    ---------
Income (loss) before extraordinary item                              1,053       (1,407)       6,831
Extraordinary gain related to early retirement of debt, net of
     income taxes of $634 (Note 8)                                       -            -          951
                                                                 ---------    ---------    ---------
Net income (loss)                                                $   1,053    $  (1,407)   $   7,782
                                                                 =========    =========    =========

                See notes to consolidated financial statements.

                     STANADYNE CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                             (DOLLARS IN THOUSANDS)

                                                                                    Accumulated
                                                                                     Other
                                                                                     Compre-                 Compre-
                                                     Common Stock       Additional   hensive                 hensive
                                                     ------------         Paid-in     Income     Retained     Income
                                                  Shares      Amount      Capital     (Loss)     Earnings     (Loss)       Total
                                                 --------    --------   ----------  -----------  --------    --------    --------
January 1, 2000                                     1,000    $     --    $ 59,858    $ (2,384)   $  4,207                $ 61,681
Comprehensive income:
  Net income                                           --          --          --          --       7,782    $  7,782       7,782
                                                                                                             --------
  Other comprehensive loss, net of tax -
      Foreign currency translation adjustments         --          --          --      (3,215)         --      (3,215)     (3,215)
                                                                                                             --------
  Other comprehensive loss                                                                                     (3,215)
                                                                                                             --------
Comprehensive income                                                                                         $  4,567
                                                                                                             ========

                                                 --------    --------    --------    --------    --------                --------
December 31, 2000                                   1,000          --      59,858      (5,599)     11,989                  66,248
Comprehensive loss:
  Net loss                                             --          --          --          --      (1,407)   $ (1,407)     (1,407)
                                                                                                             --------
  Other comprehensive income, net of tax -
      Foreign currency translation adjustments         --          --          --         883          --         883         883
                                                                                                             --------
  Other comprehensive income                                                                                      883
                                                                                                             --------
Comprehensive loss                                                                                           $   (524)
                                                                                                             ========

                                                 --------    --------    --------    --------    --------                --------
December 31, 2001                                   1,000          --      59,858      (4,716)     10,582                  65,724
Comprehensive income:
  Net income                                                                                        1,053    $  1,053       1,053
                                                                                                             --------
  Other comprehensive income, net of tax -
      Foreign currency translation adjustments                                          2,616                   2,616       2,616
      Additional pension liability                                                     (2,074)                 (2,074)     (2,074)
                                                                                                             --------
  Other comprehensive income                                                                                      542
                                                                                                             --------
Comprehensive income                                                                                         $  1,595
                                                                                                             ========

                                                 --------    --------    --------    --------    --------                --------
December 31, 2002                                   1,000    $     --    $ 59,858    $ (4,174)   $ 11,635                $ 67,319
                                                 ========    ========    ========    ========    ========                ========

                See notes to consolidated financial statements.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                           Years Ended December 31,
                                                                       --------------------------------
                                                                         2002        2001        2000
                                                                       --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                 $  1,053    $ (1,407)   $  7,782
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization                                   20,896      21,035      21,277
         Extraordinary gain, net of applicable income taxes                  --          --        (951)
         Deferred income taxes                                           (2,676)     (1,451)        944
         Loss applicable to minority interest                              (255)         --          --
         Loss (gain) on disposal of property, plant and equipment           135         (43)        384
         Changes in assets and liabilities:
              Accounts receivable                                         3,931      (4,758)      7,726
              Inventories                                                  (726)       (936)      4,186
              Prepaid expenses and other assets                          (2,303)        684        (150)
              Due to Stanadyne Automotive Holding Corp.                      --        (155)         --
              Accounts payable                                           (1,939)      4,325      (4,744)
              Accrued liabilities                                         1,699      (2,609)       (896)
              Other noncurrent liabilities                                3,517        (539)       (496)
                                                                       --------    --------    --------
                  Net cash provided by operating activities              23,332      14,146      35,062
                                                                       --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                               (10,867)    (17,971)     (9,465)
     Proceeds from disposal of property, plant and equipment                 61         230         251
                                                                       --------    --------    --------
                  Net cash used in investing activities                 (10,806)    (17,741)     (9,214)
                                                                       --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (payments) proceeds on revolving credit facilities              (5,400)      5,400          --
     Net proceeds (payments) on foreign overdraft facilities                947         455      (2,072)
     Payments on long-term debt                                          (5,607)    (15,945)    (13,628)
     Payments on capital lease obligations                                  (90)       (484)       (770)
     Proceeds from investment by minority interest                          487          --          --
                                                                       --------    --------    --------
                  Net cash used in financing activities                  (9,663)    (10,574)    (16,470)
                                                                       --------    --------    --------

Net increase (decrease) in cash and cash equivalents                      2,863     (14,169)      9,378
Effect of exchange rate changes on cash and cash equivalents              1,700         642         212
Cash and cash equivalents at beginning of year                              120      13,647       4,057
                                                                       --------    --------    --------
Cash and cash equivalents at end of year                               $  4,683    $    120    $ 13,647
                                                                       ========    ========    ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:
      During 2002 the Company entered into capital leases for new equipment resulting in capital lease obligations of $454.

                See notes to consolidated financial statements.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Description of Business. Stanadyne Corporation (the "Company"), formerly known as Stanadyne Automotive Corp., a wholly-owned subsidiary of Stanadyne Automotive Holding Corp. ("Holdings"), is a producer of diesel fuel injection equipment and other precision machined components which are sold worldwide to agricultural, industrial and automotive diesel engine manufacturers and to the diesel engine aftermarket. The Company's wholly owned subsidiary, Precision Engine Products Corp. ("Precision Engine"), is a supplier of roller-rocker arms, hydraulic valve lifters and lash adjusters to automotive engine manufacturers and the independent automotive aftermarket. A majority of the outstanding equity of Holdings is owned by American Industrial Partners Capital Fund II, L.P. ("AIP").

      Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all of the Company's wholly-owned subsidiaries:
Precision Engine, Stanadyne, SpA ("SpA"), Precision Engine Products LTDA ("PEPL") and Stanadyne Automotive Foreign Sales Corp. ("FSC") which was dissolved December 30, 2002. Intercompany balances have been eliminated in consolidation. A joint venture, Stanadyne Amalgamations Private Limited ("SAPL"), is fully consolidated based on the Company's 51% controlling share, while the remaining 49% is recorded as a minority interest. The financial statements of SAPL, SpA and PEPL are consolidated on a fiscal year basis ending November 30.

      Cash and Cash Equivalents. The Company considers cash on hand and short-term investments with an original maturity of three months or less to be "cash and cash equivalents" for financial statement purposes.

      Inventories. Inventories are stated at the lower of cost or market. The principal components of costs included in inventories are materials, labor, subcontract cost and overhead. The Company uses the last-in/first-out ("LIFO") method of valuing its inventory, except for the inventories of SpA and PEPL, which are valued using the first-in/first-out ("FIFO") method. At December 31, 2002 and 2001, inventories valued at LIFO represented 85% and 87% of total inventories, respectively.

      Property, Plant and Equipment. Property, plant and equipment, including significant improvements thereto, are recorded at cost. Equipment under capital leases is stated at the net present value of minimum lease payments. Depreciation of plant and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets within the following ranges:

             Buildings and improvements           15 to 45 years
             Machinery and equipment               3 to 15 years
             Computer hardware and software        3 to 7 years

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

      Goodwill and Other Intangible Assets. The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 142 required that upon adoption, amortization of goodwill cease and instead, the carrying value of goodwill be evaluated for impairment on an annual basis by applying a fair value based test. Intangible assets consist primarily of technological know-how, trademarks, patents and deferred debt issuance costs. Identifiable intangible assets will continue to be amortized over their useful lives of 3 to 31 years and be reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," as amended by SFAS No. 144.

      Fair Value of Financial Instruments. Disclosures about Fair Value of Financial Instruments, requires the disclosure of fair value information for certain assets and liabilities, whether or not recorded in the balance sheet, for which it is practicable to estimate that value. The Company has the following financial instruments: cash and cash equivalents, receivables, accounts payable, accrued liabilities and long-term debt. The Company considers the carrying amount of these items, excluding long-term debt, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization. Refer to Note 8 for fair value disclosures of long-term debt.

      Product Warranty. The Company provides an accrual for the estimated future warranty costs of its products at the time the revenue is recognized. These estimates are based upon statistical analyses of historical experience of product returns and the related cost.

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

      Foreign Currency Translation. The Company's policy is to translate balance sheet accounts using the exchange rate at the balance sheet date and statement of operations accounts using the average monthly exchange rate for the month in which the transactions are recognized. The resulting translation adjustment is recorded as accumulated other comprehensive income (loss) in the consolidated balance sheets. Worldwide foreign currency transaction losses of $1,774, $849 and $336 are included in the consolidated statements of operations for 2002, 2001 and 2000, respectively.

      Effective with the beginning of the third quarter of 2002, the Company determined that $2.2 million of intercompany debt between PEPC and PEPL should be considered a long-term-investment. Foreign exchange related gains and losses on this intercompany debt have been excluded from operating income and included in other comprehensive income (loss), net of tax.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

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

      Research and Development. Research and development ("R&D") costs incurred for 2002, 2001 and 2000 were $11,193, $11,571 and $10,135, respectively, of which $1,943, $1,427 and $911, respectively, were reimbursed by customers. The net expenses of $9,250, $10,144 and $9,224 in 2002, 2001 and 2000, respectively, are included in the consolidated statements of operations.

      Stock Options. The Company follows the intrinsic method of accounting for its stock-based compensation under the guidelines set forth in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Intrinsic value is the excess of the market value of the common stock over the exercise price at the date of grant. Because stock options are granted with fixed terms and with an exercise price equal to the market price of the common stock at the date of grant, there is no measured compensation cost of stock options.

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

      Accounting for Derivative Instruments and Hedging Activities. In June 1998, SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the values of those derivatives are to be recognized immediately or deferred depending on the use of the derivative and if the derivative is a qualifying hedge. The Company has adopted SFAS No. 133, as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities," on January 1, 2001, as required. The adoption of these standards had no significant impact on the Company's consolidated financial statements and related disclosures.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONCLUDED)

      Adoption of FASB Statement No. 145. In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 primarily affects the reporting requirements and classification of gains and losses from the extinguishment of debt, rescinds the transitional accounting requirements for intangible assets of motor carriers, and requires that certain lease modifications with economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for financial statements issued after April 2002, with the exception of the provisions affecting the accounting for lease transactions, which is applicable for transactions entered into after May 15, 2002, and the provisions affecting classification of gains and losses from the extinguishment of debt, which is applicable for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 is not expected to have a material impact on the Company's consolidated financial statements.

      Accounting for Costs Associated with Exit or Disposal Activities. In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force Issue No. 94-3. This statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material impact on the Company's consolidated financial statements.

      Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees it has issued and clarifies the accounting for such guarantees. The initial recognition and measurement provisions of FIN 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for periods ending after December 15, 2002. The Company does not expect the adoption of FIN 45 to have a material impact on its operating results or financial position.

      Consolidation of Variable Interest Entities. In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. As of December 31, 2002, the Company did not have any entities that would be characterized as variable interest entities under FIN 46.

      Reclassifications. Certain amounts have been reclassified in the 2001 and 2000 consolidated financial statements to conform to the 2002 presentation.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(2)   INVENTORIES

      Inventories at December 31 consisted of:

                                      2002           2001
                                   ----------     ---------
            Raw materials          $    9,028     $   8,499
            Work in process            16,453        19,567
            Finished goods              7,914         4,594
                                   ----------     ---------
                                   $   33,395     $  32,660
                                   ==========     =========

      The LIFO reserve at December 31, 2002 and 2001 was $2,493 and $1,953, respectively.

      In 2001, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with cost of 2001 purchases. The effect of this liquidation increased net income by $34.

(3)   PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment including equipment under capital leases at December 31 consisted of:

                                               2002            2001
                                            -----------    -----------
            Land                            $    11,501    $    11,297
            Building and improvements            25,954         22,702
            Machinery and equipment             138,891        123,992
            Capitalized leases                      511            351
            Construction in progress              6,685         12,641
                                            -----------    -----------
                                                183,542        170,983
            Less accumulated depreciation        75,216         57,622
                                            -----------    -----------
                                            $   108,326    $   113,361
                                            ===========    ===========

      Depreciation expense including amortization of assets acquired under capital leases was $17,468, $15,685 and $15,530 for 2002, 2001 and 2000,
respectively. The net book value of assets acquired under remaining capital leases was $486 and $235 at December 31, 2002 and 2001, respectively.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(4)   GOODWILL AND INTANGIBLE AND OTHER ASSETS

      Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." With the adoption of SFAS No. 142, goodwill is no longer subject to amortization but is annually assessed for impairment by applying a fair-value based test. The effect of the discontinuation of goodwill amortization for the year 2002 is an increase of net income of approximately $1.9 million compared to net income if there had been amortization of goodwill. Within six months of adoption of SFAS No. 142, the Company was required to complete a transitional impairment review using a fair value methodology to identify if there was impairment to the goodwill or intangible assets of indefinite life. Any impairment loss resulting from the transitional impairment test would have been recorded as a cumulative effect of a change in accounting principle for the quarter ended June 30, 2002. The Company completed its evaluation of the carrying value of goodwill during the second quarter of 2002 and determined that there was no impairment. SFAS No. 142 requires that goodwill be tested annually and between annual tests if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Subsequent impairment losses will be reflected in operating income in the consolidated Statement of Operations.

      As required by SFAS No. 142, a reconciliation of reported net income should be compared to the reported net income adjusted to exclude amortization expense recognized on goodwill in each of the respective years.

                                                  Years Ended December 31,
                                                2002        2001         2000
                                              -------     -------      -------
            Net income (loss) as reported     $ 1,053     $ (1,407)    $ 7,782
            Goodwill amortization                  --        1,859       1,872
                                              -------     --------     -------
            Pro forma net income              $ 1,053     $    452     $ 9,654
                                              =======     ========     =======

      Goodwill for each segment was: Diesel Group, $56.7 million and $55.4 million at December 31, 2002 and 2001, respectively; and Precision Engine, $11.4 million at December 31, 2002 and 2001. The annual change in goodwill amounts in the Diesel Group is due to foreign currency translation of Euro-denominated goodwill at SpA.

      Major components of intangible and other assets at December 31 consisted of:

                                               2002                          2001
                                 ---------------------------      ---------------------------
                                     Gross                           Gross
                                    Carrying    Accumulated        Carrying      Accumulated
                                      Value     Amortization         Value       Amortization
                                 -----------    ------------      -----------    ------------
Patents                          $     9,809    $      6,487      $     9,809    $      5,243
Debt issuance costs                    8,149           5,466            8,149           4,438
Pension intangible asset               1,796              --               --              --
Customer contracts                     1,310             947            2,690           1,880
Software                               3,544           3,544            3,544           2,878
Other                                  1,732             411            1,844             368
                                 -----------    ------------      -----------    ------------
                                 $    26,340    $     16,855      $    26,036    $     14,807
                                 ===========    ============      ===========    ============

         Amortization expense was $3,428, $5,350 and $5,747 for 2002, 2001 and 2000, respectively.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(5)   LEASES

      The Company is obligated under certain noncancelable operating leases. Rent expense for 2002, 2001 and 2000 was $2,518, $1,927 and $1,959,
respectively.

      Future minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year and future minimum capital lease payments as of December 31, 2002 were as follows:

                                                                          CAPITAL         OPERATING
                                                                           LEASES          LEASES
                                                                         -----------     ----------
      Year ending December 31:
           2003                                                          $       131     $    1,043
           2004                                                                  131            628
           2005                                                                  131            194
           2006                                                                   64             25
           2007                                                                    -             19
                                                                         -----------     ----------
      Total minimum lease payments                                               457     $    1,909
                                                                                         ==========
      Less amount representing interest at a weighted average
        rate of 4.8%                                                              16
                                                                         -----------
      Present value of net minimum capital lease obligations                     441
      Less current installments of capital lease obligations                     117
                                                                         -----------
               Capital lease obligations, excluding current
                   installments                                          $       324
                                                                         ===========

(6)   ACCRUED LIABILITIES

      Accrued liabilities at December 31 consisted of:

                                              2002            2001
                                           -----------     -----------
             Pensions                      $     5,350     $     4,157
             Vacation                            4,582           4,738
             Salaries, wages and bonus           3,962           3,923
             Retiree health benefits             3,314           3,389
             Accrued taxes                       2,594           2,328
             Workers' compensation               1,965           1,930
             Accrued warranty                    1,875           1,769
             Accrued interest payable              602             467
             Other                               2,288           1,898
                                           -----------     -----------
                                           $    26,532     $    24,599
                                           ===========     ===========

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(7)   OTHER NONCURRENT LIABILITIES

      Other noncurrent liabilities at December 31 consisted of:

                                                       2002           2001
                                                   ----------     -----------
             Retiree health benefits               $    22,669    $    23,439
             Pensions                                   18,697         11,487
             Italian leaving indemnity (Note 9)          4,798          4,201
             Workers' compensation                       3,833          2,558
             Environmental                                 863            895
             Accrued warranty                                -          1,231
             Other noncurrent liabilities                   89            912
                                                   -----------    -----------
                                                   $    50,949    $    44,723
                                                   ===========    ===========

(8)   LONG-TERM DEBT

      Long-term debt at December 31 consisted of:

                                                                              2002          2001
                                                                           ----------    -----------
             Revolving credit lines                                        $         -   $     5,400
             Term A loans                                                        7,598        13,025
             Term B loans                                                       17,229        17,409
             Senior Subordinated Notes                                          75,950        75,950
             Stanadyne, SpA debt, payable to Italian banks
                 through 2003, bearing interest at rates
                 ranging from 3.6% to 4.02%                                      1,678           536
                                                                           -----------   -----------
                                                                               102,455       112,320
             Less current maturities of long-term debt                           9,456         6,143
                                                                           -----------   -----------
                  Long-term debt, excluding current maturities             $    92,999   $   106,177
                                                                           ===========   ===========

      At December 31, 2002 and 2001, the Company had $30,000 in revolving credit lines (the "Revolving Credit Lines") of which $5,400 was borrowed at December 31, 2001. In addition, at December 31, 2002 and 2001, $5,632 and $4,407, respectively, were used for standby letters of credit leaving $24,368 and $20,193, respectively, available for borrowings. Any amounts outstanding are payable on December 11, 2003. The interest rate on the borrowings of the Revolving Credit Line was 5.5% and 6.5% at December 31, 2002 an 2001, respectively. The Company also pays a commitment fee based on the percentage of the unused portion of the Revolving Credit Lines. The percentage at December 31, 2002 and 2001 used to calculate the commitment fee was 0.4% and 0.5%, respectively, and is based on certain financial ratios.

      At December 31, 2002 and 2001, the Company had $24,827 and $30,434, respectively, in term loans (the "Term Loans") outstanding at various interest rates ranging from 3.8% and 5.75%. The remaining $7,598 Term A loans outstanding at December 31, 2002 are payable in quarterly installments of $1,899 from March 31, 2003 and June 30, 2003; and $1,900 on September 30, 2003 and December 11, 2003. The remaining $17,229 Term B loans outstanding at December 31, 2002 are payable in quarterly installments of $45 from March 31, 2003 through September 30, 2004 with a final balloon payment of $16,914 on December 11, 2004. The Term Loans are primarily LIBOR borrowings and are repriced approximately every quarter based on prevailing market rates.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(8)   LONG-TERM DEBT - (CONCLUDED)

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

      The Company had $75,950 of Senior Subordinated Notes (the "Notes") at an interest rate of 10.25% outstanding at December 31, 2002 and 2001. Between January 25, 2000 and February 2, 2000, the Company retired $14,050 in Notes at a discounted price of $11,503. As a result of the early retirement of the Notes, the Company realized a $1,585 gain, which was recorded net of tax and the write off of unamortized debt issuance cost of $962. The transaction was recorded as an extraordinary item in 2000. The Notes are due on December 15, 2007. Payment of the Notes is guaranteed by the Subsidiary Guarantor. In addition, the Notes are subject to covenants including limitations on indebtedness, liens, and dividends or other distributions to stockholders.

      On January 15, 2003 the Company retired $5,000 in Notes at a discounted price of $4,062. As a result of the early retirement of the Notes, the Company realized an $813 gain after the write off of unamortized debt issuance costs of $125. This amount will be recorded in the first quarter of 2003.

      At December 31, 2002 and 2001, the weighted average interest rate on the Company's short-term borrowings was 3.9% and 5.1%, respectively.

      The fair values of the Company's Term Loans and short-term borrowings approximate their recorded values at December 31, 2002 based on similar borrowing agreements offered by other major institutional banks. The fair value of the Notes at December 31, 2002 was approximately $61,709 based on the market price of a transaction completed on January 15, 2003.

      The aggregate maturities of long-term debt outstanding at December 31, 2002 were:

                            2003          $        9,456
                            2004                  17,049
                            2005                       -
                            2006                       -
                            2007                  75,950
                                          --------------
                                          $      102,455
                                          ==============

      For 2002, 2001 and 2000, interest paid was $9,238, $10,401 and $12,170, respectively.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(9)   PENSIONS

      The Company has a noncontributory defined benefit pension plan that covers substantially all of the domestic hourly and salaried employees except for Tallahassee hourly employees. Benefits under the pension plan are based on years of service and compensation levels during employment for salaried employees and years of service for hourly employees. It is the Company's policy to fund the pension plan based on the minimum permissible contribution as determined by the plan's actuaries. Plan assets are invested primarily in a diversified portfolio of equity and fixed income securities. The Company also sponsors an unfunded defined benefit supplemental executive retirement plan.

      The following table sets forth the change in benefit obligation, change in plan assets and funded status of the pension plans and amounts recognized in the Company's consolidated balance sheets as of December 31:

                                                              2002            2001
                                                           -----------    -----------
       CHANGE IN PROJECTED BENEFIT OBLIGATIONS:
          Benefit obligation at beginning of year          $    62,291    $    53,873
          Service cost                                           2,997          2,678
          Interest cost                                          4,624          4,221
          Actuarial loss                                         2,846          3,220
          Benefits paid                                         (1,751)        (1,701)
                                                           -----------    -----------
          Benefit obligations at end of year               $    71,007    $    62,291
                                                           ===========    ===========

       CHANGE IN PLAN ASSETS:
          Fair value of plan assets at beginning of year   $    43,826    $    44,230
          Actual loss return on plan assets                     (5,011)          (460)
          Employer contribution                                    705          1,757
          Benefits paid                                         (1,751)        (1,701)
                                                           -----------    -----------
          Fair value of plan asset at end of year          $    37,769    $    43,826
                                                           ===========    ===========

       FUNDED STATUS:
          Funded status                                    $   (33,238)   $   (18,465)
          Unrecognized prior service cost                        1,587          1,760
          Unrecognized net actuarial loss                       12,835          1,113
                                                           -----------    -----------
          Accrued pension cost                             $   (18,816)   $   (15,592)
                                                           ===========    ===========
       AMOUNTS RECOGNIZED IN THE BALANCE SHEET:
          Accrued benefit liability                        $   (24,007)   $   (15,592)
          Intangible asset                                       1,796              -
          Accumulated other comprehensive income                 3,395              -
                                                           -----------    -----------
          Accrued pension cost                             $   (18,816)   $   (15,592)
                                                           ===========    ===========

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(9)   PENSIONS - (CONTINUED)

      The components of the net periodic pension costs were as follows:

                                                    Years Ended December 31,
                                             --------------------------------------
                                                2002          2001          2000
                                             ----------    ----------    ----------
      Service cost                           $    2,997    $    2,678    $    2,472
      Interest cost                               4,624         4,221         3,826
      Expected return on plan assets             (3,877)       (3,964)       (4,042)
      Amortization of prior service costs           173           173           114
      Recognized net actuarial loss (gain)           12            (3)         (364)
                                             ----------    ----------    ----------
         Net periodic pension cost           $    3,929    $    3,105    $    2,006
                                             ==========    ==========    ==========

      Actuarial assumptions used in accounting for the pension plans were:

                                                       Years Ended December 31,
                                                     ----------------------------
                                                       2002      2001       2000
                                                     -------   --------   -------
      Assumed average salary compensation increase    4.0%      5.0%       5.0%
      Discount rate                                   6.75%     7.375%     7.75%
      Expected long-term rate of return on assets     9.0%      9.0%       9.0%

      The assumed average salary compensation increase was reduced from 5% in prior years to 4% for the 2002 measurement to reflect the current economic conditions. No compensation increase rate is applicable for the hourly plans, as they are flat pay for each year of service (regardless of compensation earned). Effective July 1, 2000, both the unit benefit for hourly participants and the minimum benefit for salaried participants were increased by two dollars per month for each year of service.

      The discount rate used to value the pension obligation is set at year-end and represents the yield on Moody's Aa ("Double A") 30-year corporate bonds. Since the Moody's Double A 30-year rate is not published daily and readily available to the public, an approximation of the discount rate is developed from the rate for "Corporate 10+ years High Quality" published daily in the "Credit Markets" column of The Wall Street Journal. That rate is converted from a semi-annual rate basis to a compound annual rate basis. The resulting compound annual rate, which is closer to a AAA ("Triple A") 10-year bond rate than a Double A 30-year rate is then adjusted to approximate a Double A 30-year bond rate. The adjustment for quality and duration is based on historical averages of spreads between different quality bonds.

      In accordance with Italian Civil Code, the Company provides employees of SpA a leaving indemnity payable upon termination of employment. The amount of this leaving indemnity is determined by the employee's category, length of service, and overall remuneration earned during service. Amounts included as part of other noncurrent liabilities at December 31, 2002 and 2001 were $4,798 and $4,201, respectively. Leaving indemnity expense was $487, $334 and $538 for 2002, 2001 and 2000, respectively.

      The Company also has two nonqualified plans entitled the "Stanadyne Corporation Benefit Equalization Plan" and the "Stanadyne Corporation Supplemental Retirement Plan" (together, the "SERP"), which are designed to supplement the benefits payable under the Stanadyne Corporation Pension Plan for designated employees. The annual benefit payable under the SERP is equal to the difference between the benefit the designated employee would have received under the Stanadyne Corporation Pension Plan if certain Code limitations did not apply and the designated employee's Stanadyne Corporation Pension Plan benefit.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(9)   PENSIONS - (CONCLUDED)

      Benefits may be paid under the Stanadyne Corporation Pension Plan and the SERP in the form of (i) a straight-life annuity for the life of the participant;
(ii) a 50% joint and survivor annuity for the lives of the participant and spouse; (iii) a 75% or 100% joint and survivor annuity whereby the participant receives a reduced monthly benefit for life and the spouse receives 75% or 100% of such reduced monthly benefit for life; and (iv) for participants with an accrued benefit of $5 or less, a lump sum. The SERP expense was $304, $328 and $267 for 2002, 2001 and 2000, respectively.

(10)  POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE

      The Company and its domestic subsidiaries currently make available certain health care and life insurance benefits for retired employees. Full-time employees of the Company (except non-grandfathered employees at the Tallahassee location) may become eligible for those benefits when they reach retirement, provided they attain age 57 with a minimum of 10 consecutive years of service immediately preceding retirement, if such programs are still in effect.

      Employees who retired prior to January 1, 1987 are eligible for a Basic/Major Medical Plan and, in certain cases, prescription drug benefits for a basic monthly contribution by the retiree. Benefit levels vary depending upon the retiree's benefit plan eligibility. The Company's health benefit cost commitment for employees who retire between January 1, 1987 and December 31, 1997 is limited to the 1997 cost level. Furthermore, the Company's cost commitment for employees who were hired prior to 1997 and retire after 1997 will be one hundred dollars per month per eligible participant prior to becoming Medicare eligible and fifty dollars per month when Medicare eligible. Employees hired after 1996 are required to pay the full cost of postretirement medical coverage. Employees who retired before 1998 are eligible for Company provided life insurance benefits. Employees who retire after 1997 are allowed to purchase life insurance through the Company at full cost. The Company will conclude a review of the benefits offered to retirees under these plans and will announce changes in the first quarter of 2003 that will take effect in the second quarter of 2003. The expected impact of these changes will be to standardize the benefits offered to retirees and to fix the Company's cost commitment.

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

      The following table presents the plan's change in benefit obligation, change in plan assets and funded status reconciled with amounts recognized in the Company's Consolidated Balance Sheets as of December 31:

                                                      2002            2001
                                                   -----------    -----------
Change in benefit obligations:
  Benefit obligation at beginning of year          $    29,151    $    31,332
  Service cost                                             328            290
  Interest cost                                          2,009          2,153
  Actuarial loss (gain)                                    241         (1,320)
  Plan participants' contributions                         806            615
  Benefits paid                                         (3,988)        (3,919)
                                                   -----------    -----------
  Benefit obligation at end of year                $    28,547    $    29,151
                                                   ===========    ===========

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(10)  POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE - (CONTINUED)

                                                      2002           2001
                                                   -----------    -----------
Change in plan assets:
  Fair value of plan assets at beginning of year   $         -    $         -
  Employer contribution                                  3,182          3,304
  Plan participants' contribution                          806            615
  Benefit paid                                          (3,988)        (3,919)
                                                   -----------    -----------
  Fair value of plan assets at end of year         $         -    $         -
                                                   ===========    ===========

Funded status:
  Funded status                                    $   (28,547)   $   (29,151)
  Unrecognized net actuarial loss                        2,564          2,323
                                                   -----------    -----------
  Accrued postretirement cost                      $   (25,983)   $   (26,828)
                                                   ===========    ===========

      Net periodic postretirement benefit costs included the following components:

                                                          Years Ended December 31,
                                              ---------------------------------------------
                                                  2002             2001             2000
                                              -------------    ------------    ------------
Service cost                                  $         328    $        290    $        273
Interest cost                                         2,009           2,153           2,352
Recognition of net actuarial loss                         -               -             108
                                              -------------    ------------    ------------
     Net periodic postretirement benefits
       cost                                   $       2,337    $      2,443    $      2,733
                                              =============    ============    ============


      For measurement purposes, the following medical and dental cost trend rates were assumed in determining the accumulated benefit obligation:

       Medical Cost Trend Rates:
       -   Medical prior to age 65           9.5% and 9.0% in 2003 and 2004, respectively, and
                                             decreasing 0.5% per year, ultimately, 4.5% in 2013 and
                                             thereafter.

       -   Medical prior to age 65 (HMOs);   9.5% and 9.0% in 2003 and 2004, respectively, and
           medical age 65 and older          decreasing 0.5% per year, ultimately, 4.5% in 2013 and
                                             thereafter.
       Dental Cost Trend Rate
       -   Dental costs                      4.5% in 2003 and thereafter.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(10)  POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE - (CONCLUDED)

      The effect of a 1% change in health care cost trend rates would have the following impact on the accumulated postretirement benefit obligation and the net annualized postretirement benefit costs:

                                                    2002         2001         2000
                                                 --------     --------     ---------
       One percentage point increase:
         -  Service cost plus interest           $      36    $      30    $      20
         -  Postretirement benefit obligation          282          354          218

       One percentage point decrease:
         -  Service cost plus interest cost            (32)         (18)         (23)
         -  Postretirement benefit obligation         (307)        (405)        (255)

       Discount rate                                  6.75%       7.375%        7.75%

      The discount rate used to value the postretirement health care and life insurance obligation is the same as the discount rate used to value the pension obligation (Note 9).

(11)  INCOME TAXES

      Income taxes expense (benefit) consisted of:

                           Current        Deferred         Total
                         -----------    -----------     -----------
        2002
        ----
             Federal     $       334    $      (826)    $      (492)
             State               642           (253)            389
             Foreign             406           (456)            (50)
                         -----------    -----------     -----------
                         $     1,382    $    (1,535)    $      (153)
                         ===========    ===========     ===========

        2001
        ----
             Federal     $       638    $      (781)    $      (143)
             State               690           (316)            374
             Foreign             493           (354)            139
                         -----------    -----------     -----------
                         $     1,821    $    (1,451)    $       370
                         ===========    ===========     ===========

        2000
        ----
             Federal     $     4,012    $       581     $     4,593
             State               666            (58)            608
             Foreign             469            421             890
                         -----------    -----------     -----------
                         $     5,147    $       944     $     6,091
                         ===========    ===========     ===========

      The income taxes for 2000 in the table above includes $634, which offsets the extraordinary gain related to the early retirement of debt.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(11)  INCOME TAXES - (CONTINUED)

      Total income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 35% for each year to income before income taxes as follows:

                                                           Years Ended December 31,
                                                      ---------------------------------
                                                        2002         2001        2000
                                                      --------    ---------    --------
Computed "expected" expense (benefit)                 $    226    $    (363)   $  4,855
Increase (reduction) in income tax resulting from:
     State taxes, net of federal tax effect                252          249         425
     Foreign taxes                                         405          493         467
     Goodwill                                                -          655         668
     Federal research and development credit              (365)        (165)        (76)
     Tax benefit of Foreign Sales Corp. and
       extraterritorial income exclusion                  (907)        (801)     (1,010)
     Rate difference on income of
        foreign operations                                 232           29          27
     Impact of tax examinations                                           -         565
     Other, net                                              4          273         170
                                                      --------    ---------    --------
                                                      $   (153)   $     370    $  6,091
                                                      ========    =========    ========

      U.S. federal, state and foreign net income taxes paid amounted to $903, $2,251 and $5,395 for 2002, 2001 and 2000, respectively.

      Income (loss) before taxes from domestic operations was $6,566, $(1,288) and $8,451 for 2002, 2001 and 2000, respectively. (Loss) income before taxes from foreign operations was $(5,921), $251 and $5,422 for 2002, 2001 and 2000, respectively.

      As a result of losses in current and previous years, the Company has unused net operating loss carryforwards for state income tax purposes of approximately $1,404 at December 31, 2002, which, if not used to offset future state taxable income, will begin to expire in 2003. The Company also has unused foreign net operating losses of $4,986 at December 31, 2002 which will begin to expire in 2003.

      The Company has been subject to the U.S. Alternative Minimum Tax ("AMT") and, therefore, has a cumulative AMT credit carryforward of $1,544 as of December 31, 2002. This carryforward has an unlimited life and may be used to offset federal income taxes in excess of AMT in future periods.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(11)  INCOME TAXES - (CONCLUDED)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are presented as follows:

                                                           2002             2001
                                                        -----------     -----------
Current:
   Deferred tax assets:
       Postretirement benefits                          $     1,691     $     3,183
       Compensated absences                                   1,545           1,714
       Workers' compensation                                    806             791
       Alternative minimum tax credit carryforwards           1,100             500
       Net operating losses                                     457             282
       Health benefits                                          192             190
       Other                                                    869           1,022
                                                        -----------     -----------
           Deferred tax assets                                6,660           7,682
   Deferred tax liabilities:
       Inventories                                             (741)           (727)
                                                        -----------     -----------
           Net current deferred tax asset               $     5,919     $     6,955
                                                        ===========     ===========
Noncurrent:
   Deferred tax assets:
       Postretirement benefits                          $    16,159     $    13,067
       Net operating loss carryforwards                       1,103           2,276
       Alternative minimum tax credit carryforwards             444           1,631
       Workers' compensation                                  1,571           1,049
       Other                                                  1,250           1,063
                                                        -----------     -----------
           Deferred tax assets                               20,527          19,086
   Deferred tax liabilities:
       Property, plant and equipment                        (21,193)        (23,103)
                                                        -----------     -----------
           Net noncurrent deferred tax liability        $      (666)    $    (4,017)
                                                        ===========     ===========

      At December 31, 2002, the Company did not establish a valuation allowance to offset any deferred tax assets. Based on projections for future taxable income and the expectation that a significant portion of these deferred tax assets are to be realized by offsetting them against temporary items, it is management's belief that it is more likely than not that all deferred tax assets will be fully realized.

(12)  401(k) PLAN

      Substantially all of the Company's domestic employees are eligible to participate in 401(k) savings plans. The 401(k) savings plans provide such employees with the opportunity to save for retirement on a tax deferred basis. The Company contributes 50% of the employee's contribution per year up to a limit, as defined in the plan documents. The Company made contributions of $355, $369 and $396 during 2002, 2001 and 2000, respectively.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(13)  STOCK OPTIONS

      Effective June 5, 1998, the Board of Directors of Holdings adopted the Management Stock Option Plan (the "Stock Plan"). The Stock Plan, which is non-qualified for federal income tax purposes, provides for the grant of up to 120,000 options to purchase Common Stock of Holdings. Options issued under the Stock Plan expire on June 5, 2008 and vest subject to certain acceleration clauses as a result of certain performance-based measures as defined by the Stock Plan. All options are fully vested after seven years following the date of grant.

      On January 8, 2002, the Board of Directors of Holdings approved a Supplement to Management Stock Option Plan (the "Supplement Plan"). The Supplement Plan provides for the grant of up to 59,020 options to purchase common stock of Holdings. Options issued under the Supplement Plan expire on January 8, 2008 and vest subject to certain acceleration clauses as a result of certain performance-based measures as defined by the Supplement Plan. All options are fully vested after seven years following the date of grant.

      The exercise price of the options granted under both the Stock Plan and the Supplement Plan is fixed at $60.28.

      Presented below is a summary of stock option activity for the years ended December 31, 2002, 2001 and 2000, respectively.

                           Outstanding                 Exercisable
                    -------------------------   -------------------------
                                   Weighted                    Weighted
                       Stock       Average         Stock       Average
                      Options      Exercise       Options      Exercise
                    Outstanding     Price       Outstanding      Price
                    -----------   -----------   -----------   -----------
December 31, 1999      71,180.0   $     60.28      20,357.5   $     60.28
                    -----------   -----------   -----------   -----------
December 31, 2000      71,180.0         60.28      20,357.5         60.28
  Exercised               486.2         60.28         486.2         60.28
  Cancelled             9,713.8         60.28       2,431.0         60.28
                    -----------   -----------   -----------   -----------
December 31, 2001      60,980.0         60.28      17,440.3         60.28
  Granted              23,400.0         60.28            --            --
                    -----------   -----------   -----------   -----------
December 31, 2002      84,380.0   $     60.28      17,440.3   $     60.28
                    ===========   ===========   ===========   ===========

      The following table provides certain information with respect to stock options outstanding and exercisable at December 31, 2002:

                                           Outstanding    Exercisable
                                             Options         Options
                                           -----------    -----------
       Number of Options                      84,380.0       17,440.3
       Weighted Average Exercise Price     $     60.28    $     60.28
       Weighted Average Remaining Life       6.7 years      6.7 years

      The weighted average fair values per share of outstanding options at years ending December 31, 2002, 2001 and 2000 were $20.78, $14.37 and $59.90, respectively. These values were estimated using the Black-Scholes option valuation model using assumed risk-free interest rates ranging from 3.6% to 5.1%, depending on the period of time to termination of the options, and an expected remaining life of stock options of 5.4 to 9.0 years.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(13)  STOCK OPTIONS - (CONCLUDED)

      Had compensation costs for options been determined based on the fair value of options outstanding for the years ended December 31, 2002, 2001 and 2000, pro forma net income (loss) would be as follows:

                                                              2002      2001         2000
                                                            -------    -------     -------
        Net income (loss) as reported                       $ 1,053    $(1,407)    $ 7,782
        Stock based compensation using Black-Scholes
          option valuation model, net of related tax
          effects                                               167         83         351
                                                            -------    -------     -------
                                                            $   886    $(1,490)    $ 7,431
        Pro forma net income (loss)                         =======    =======     =======


(14)  RELATED PARTY TRANSACTIONS

      During each of 2002, 2001 and 2000 the Company incurred management fees each year of $1,100 from AIP for management services provided. These charges are included in selling, general and administrative expenses.

      The Company has an amount due from Stanadyne Automotive Holding Corp. of $4,216 as of December 31, 2002 and 2001.

(15)  SIGNIFICANT CUSTOMERS

      Sales to customers and their affiliates, which represented approximately 10% or more of consolidated total sales, were as follows:

                                                                    Years Ended December 31,
                                                --------------------------------------------------------------
                          Segment                  2002        %         2001        %         2000        %
               -----------------------------    --------      ----    --------      ----    --------      ----
Customer A             Diesel Group             $ 30,934      11.9    $ 50,220      19.7    $ 56,872      19.4
Customer B     Precision Engine/Diesel Group      23,916       9.2      18,891       7.4      29,105      10.0
Customer C             Diesel Group               62,201      23.9      56,741      22.3      65,062      22.2

      Accounts receivable balances with these customers and their affiliates were $15,687 and $16,226 at December 31, 2002 and 2001, respectively.

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

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(16)  COMMITMENTS AND CONTINGENCIES - (CONCLUDED)

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

      The effect of this indemnification is to limit environmental exposure of known sites. However, there are limitations to this indemnification. Estimates of future costs of environmental matters are inevitably imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the development and application of new technologies, the identification of new sites for which the Company may have remediation responsibility and the apportionment and collectibility of remediation costs among responsible parties. The Company establishes reserves for these environmental matters when a loss is probable and reasonably estimable and has accrued its best estimate, $1,021 and $1,052, with respect to these matters at December 31, 2002 and 2001, respectively. It is reasonably possible that the final resolution of some of these matters may require the Company to make expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. However, management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

      In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Company has adopted the disclosure requirements of the Interpretation as of December 31, 2002. The disclosure for the Company's warranty accrual is provided below:

             Warranty liability, January 1, 2002          $      3,000
             Warranty expense based on products sold               652
             Adjustments to warranty estimates                  (1,015)
             Warranty claims paid                                 (762)
                                                          ------------
             Warranty liability, December 31, 2002        $      1,875
                                                          ============

      The Company's warranty accrual is included as components of accrued liabilities and other noncurrent liabilities on the consolidated balance sheets.

(17)  SEGMENTS

      The Company has two reportable segments, the Diesel Systems Group (the "Diesel Group") and Precision Engine. The Diesel Group manufactures diesel fuel injection equipment including fuel pumps, injectors and filtration systems, as well as other precision machined components. This segment accounted for approximately 78%, 85% and 85% of the Company's revenues for 2002, 2001 and 2000, respectively. Precision Engine manufactures roller-rocker arms, hydraulic valve lifters and lash adjusters for gasoline engines. Revenues for Precision Engine accounted for 22%, 15% and 15% of total revenues for 2002, 2001 and 2000, respectively. The Company's reportable segments are strategic business units that offer similar products (engine parts) to customers in related industries (agricultural, industrial and automotive engine manufacturers). The Company considers the Diesel Group and Precision Engine to be two distinct segments because the operating results of each are compiled, reviewed and managed separately. In addition, the products and services of each segment have an end use (gasoline versus diesel engines) which entails different engineering and marketing efforts. There were no intersegment sales between the Diesel Group and

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(17)  SEGMENTS - (CONCLUDED)

Precision Engine for any of the periods presented below.

      The following summarizes key information used by the Company in evaluating the performance of each segment:

                                              As of and For the Year Ended December 31, 2002
                                           Diesel       Precision
                                           Group          Engine       Eliminations       Totals
                                        ------------   ------------    ------------    ------------
Net sales                               $    203,452   $     57,238    $         --    $    260,690
Gross profit                                  41,631          3,668              --          45,299
Depreciation and amortization expense         17,437          3,459              --          20,896
Operating income (loss)                       13,215         (3,167)             --          10,048
Net income (loss)                              4,591         (3,538)             --           1,053
Total assets                                 237,231         47,436         (16,209)        268,458
Total capital expenditures                     9,032          1,835              --          10,867

                                              As of and For the Year Ended December 31, 2001
                                           Diesel       Precision
                                           Group          Engine       Eliminations       Totals
                                        ------------   ------------    ------------    ------------
Net sales                               $    216,227   $     38,223    $         --    $    254,450
Gross profit (loss)                           46,334            (23)             --          46,311
Depreciation and amortization expense         17,392          3,643              --          21,035
Operating income (loss)                       14,989         (5,885)             --           9,104
Net income (loss)                              4,599         (6,006)             --          (1,407)
Total assets                                 241,084         48,492         (16,512)        273,064
Total capital expenditures                    15,821          2,150              --          17,971

                                              As of and For the Year Ended December 31, 2000
                                           Diesel       Precision
                                           Group          Engine       Eliminations       Totals
                                        ------------   ------------    ------------    ------------
Net sales                               $    248,404   $     44,048    $         --    $    292,452
Gross profit                                  57,160          5,701              --          62,861
Depreciation and amortization expense         17,682          3,595              --          21,277
Operating income                              23,946             11              --          23,957
Net income (loss)                              9,047         (1,265)             --           7,782
Total assets                                 257,387         45,999         (19,294)        284,092
Total capital expenditures                     8,808            657              --           9,465

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(18)  FOREIGN AND GEOGRAPHIC INFORMATION

      The Company has manufacturing operations in the United States, Italy, Brazil and India. The following is a summary of information by area:

                                              Years Ended December 31,
                                --------------------------------------------------
                                     2002               2001             2000
                                ---------------    --------------    -------------
Net sales:
     Domestic - United States   $       169,424    $      151,070    $     173,802
                                ---------------    --------------    -------------
     Foreign net sales:
         England                         17,840            25,605           34,417
         All other                       73,426            77,775           84,233
                                ---------------    --------------    -------------
     Total foreign sales                 91,266           103,380          118,650
                                ---------------    --------------    -------------
Net sales                       $       260,690    $      254,450    $     292,452
                                ===============    ==============    =============

                                                        December 31,
                                                ----------------------------
                                                   2002              2001
                                                -----------      -----------
         Long-lived assets:
              United States                     $   154,951      $   165,006
              Italy                                  28,067           25,064
              Brazil                                  1,663            1,302
              India                                   1,220                -
                                                -----------      -----------
                  Long-lived assets             $   185,901      $   191,372
                                                ===========      ===========

         Deferred tax assets (liabilities):
              United States                     $     4,933      $     2,800
              Italy                                  (1,180)            (931)
              Brazil                                  1,500            1,069
                                                -----------      -----------
                  Deferred tax assets           $     5,253      $     2,938
                                                ===========      ===========

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(19)  VALUATION AND QUALIFYING ACCOUNTS

      The components of significant valuation and qualifying accounts were as follows:

                                                  Allowance for
                                                  Uncollectible
                                                     Accounts       Inventory
                                                    Receivable       Reserves
                                                  -------------    -----------
         Balance January 1, 2000                   $       610     $     3,092

              Charged to costs and expenses                142             473
              Write-offs                                  (200)           (807)
              Effect of exchange rate changes              (52)            (64)
                                                   -----------     -----------
         Balance December 31, 2000                         500           2,694

              Charged to costs and expenses                139             179
              Write-offs                                  (162)           (389)
              Effect of exchange rate changes               47              22
                                                   -----------     -----------
         Balance December 31, 2001                         524           2,506

              Charged to costs and expenses                 95             123
              Write-offs                                  (133)            (77)
              Effect of exchange rate changes               36              16
                                                   -----------     -----------
         Balance December 31, 2002                 $       522     $     2,568
                                                   ===========     ===========

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(20)  SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS

      The Notes issued by the Company are guaranteed jointly, fully, severally and unconditionally by the Subsidiary Guarantor on a subordinated basis and are not guaranteed by SpA, SAPL, PEPL and FSC (the "Non-Guarantors").

      Supplemental combining condensed balance sheets as of December 31, 2002 and 2001 and the supplemental combined condensed statements of operations and cash flows for 2002, 2001 and 2000 for the Parent, Subsidiary Guarantor and Non-Guarantor Subsidiaries are presented below. Separate complete financial statements of the Guarantor are not presented because management has determined that they are not material to investors.

                                                                         December 31, 2002
                                           ----------------------------------------------------------------------------
                                            Stanadyne                      Non-                             Stanadyne
                                           Corporation    Subsidiary     Guarantor                        Corporation &
                                             Parent       Guarantor    Subsidiaries   Eliminations         Subsidiaries
                                           -----------    ----------   ------------   ------------        -------------
ASSETS
Cash and cash equivalents                  $    4,223     $        8    $      452     $        --         $      4,683
Accounts receivable, net                       22,869          6,506         3,670              --               33,045
Inventories, net                               20,348          8,480         4,902            (335)  (a)         33,395
Other current assets                            5,369            378         1,471              --                7,218
                                           ----------     ----------    ----------     -----------         ------------
         Total current assets                  52,809         15,372        10,495            (335)              78,341
Property, plant and equipment, net             75,564         17,114        15,336             312              108,326
Intangible and other assets, net               51,939         12,290        15,302          (1,956)  (b)         77,575
Investment in subsidiaries                     27,218         (4,328)           --         (22,890)  (c)             --
Due from Stanadyne Automotive Holding
   Corp.                                        4,216             --            --              --                4,216
                                           ----------     ----------    ----------     -----------         ------------
         Total assets                      $  211,746     $   40,448    $   41,133     $   (24,869)        $    268,458
                                           ==========     ==========    ==========     ===========         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities   $   33,507     $    8,083    $    4,764     $        42         $     46,396
Current maturities of long-term debt and
   capital lease obligations                    7,777             --         1,796              --                9,573
                                           ----------     ----------    ----------     -----------         ------------
         Total current liabilities             41,284          8,083         6,560              42               55,969
Long-term debt and capital lease
   obligations                                 92,999             --           324              --               93,323
Other noncurrent liabilities                   35,763         10,686         6,856          (1,690)  (b)         51,615
Minority interest in consolidated
   subsidiary                                      --             --            --             232                  232
Intercompany accounts                         (27,950)         7,949        20,034             (33)                  --
Stockholders' equity                           69,650         13,730         7,359         (23,420)  (c)         67,319
                                           ----------     ----------    ----------     -----------         ------------
         Total liabilities and
           stockholders' equity            $  211,746     $   40,448    $   41,133     $   (24,869)        $    268,458
                                           ==========     ==========    ==========     ===========         ============

(a) Amount represents the elimination of inventory for out of period transfers.

(b)   Reclassify Non-Guarantor deferred tax asset to deferred tax liability.

(c)   Amount represents the elimination of investments in subsidiaries.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(20)  SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

                                                                         December 31, 2001
                                           ----------------------------------------------------------------------------
                                            Stanadyne                      Non-                             Stanadyne
                                           Corporation    Subsidiary     Guarantor                        Corporation &
                                             Parent       Guarantor    Subsidiaries   Eliminations         Subsidiaries
                                           -----------    ----------   ------------   ------------        -------------
ASSETS
Cash and cash equivalents                  $      483     $        5    $      772     $    (1,140)       $         120
Accounts receivable, net                       27,076          5,234         4,577             (15)              36,872
Inventories, net                               18,960          8,947         4,296             457   (a)         32,660
Other current assets                            5,791            649         1,347              37                7,824
                                           ----------     ----------    ----------     -----------         ------------
         Total current assets                  52,310         14,835        10,992            (661)              77,476
Property, plant and equipment, net             82,114         18,445        12,802              --              113,361
Intangible and other assets, net               53,334         12,181        13,564          (1,068)  (b)         78,011
Investment in subsidiaries                     42,399         (2,567)           --         (39,832)  (c)             --
Due from Stanadyne Automotive Holding
   Corp.                                        4,216             --            --              --                4,216
                                           ----------     ----------    ----------     -----------         ------------
         Total assets                      $  234,373     $   42,894    $   37,358     $   (41,561)        $    273,064
                                           ==========     ==========    ==========     ===========         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities   $   34,832     $    6,966    $    4,442     $        (2)        $     46,238
Current maturities of long-term debt and
   capital lease obligations                    5,607             --           578              --                6,185
                                           ----------     ----------    ----------     -----------         ------------
         Total current liabilities             40,439          6,966         5,020              (2)              52,423
Long-term debt and capital lease
   obligations                                106,177             --            --              --              106,177
Other noncurrent liabilities                   32,535         11,010         6,263          (1,068)  (b)         48,740
Intercompany accounts                         (15,321)         8,904         6,952            (535)                  --
Stockholders' equity                           70,543         16,014        19,123         (39,956)  (c)         65,724
                                           ----------     ----------    ----------     -----------         ------------
         Total liabilities and
           stockholders' equity            $  234,373     $   42,894    $   37,358     $   (41,561)        $    273,064
                                           ==========     ==========    ==========     ===========         ============

(a) Amount represents the elimination of inventory for out of period transfers.

(b)   Reclassify Non-Guarantor deferred tax asset to deferred tax liability.

(c)   Amount represents the elimination of investments in subsidiaries.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(20)  SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

                                                                     Year Ended December 31, 2002
                                            -----------------------------------------------------------------------------
                                             Stanadyne                      Non-                              Stanadyne
                                            Corporation    Subsidiary     Guarantor                         Corporation &
                                              Parent       Guarantor    Subsidiaries   Eliminations          Subsidiaries
                                            -----------    ----------   ------------   ------------         -------------
Net sales                                   $  188,679     $   52,943    $   26,596     $    (7,528)  (a)   $    260,690
Cost of goods sold                             149,047         50,018        23,885          (7,559)  (a)        215,391
                                            ----------     ----------    ----------     -----------         ------------
         Gross profit                           39,632          2,925         2,711              31               45,299
Selling, general, administrative and
   other operating expenses                     26,655          4,762         4,640            (806)  (b)         35,251
Intercompany FSC commissions                    (3,344)           (96)        3,440              --                   --
                                            ----------     ----------    ----------     -----------         ------------
         Operating income (loss)                16,321         (1,741)       (5,369)            837               10,048
Interest, net                                    7,230            716         1,327             130                9,403
                                            ----------     ----------    ----------     -----------         ------------
         Income (loss) before income taxes
           (benefit) and minority interest       9,091         (2,457)       (6,696)            707                  645
Income taxes (benefit)                              96           (170)         (345)            266   (b)           (153)
                                            ----------     ----------    ----------     -----------         ------------
Income (loss) before minority interest           8,995         (2,287)       (6,351)            441                  798
Minority interest in loss of
   consolidated subsidiary                          --             --            --             255                  255
                                            ----------     ----------    ----------     -----------         ------------
         Net income (loss)                  $    8,995     $   (2,287)   $   (6,351)    $       696         $      1,053
                                            ==========     ==========    ==========     ===========         ============

(a)   To eliminate intercompany sales and cost of sales.

(b) To eliminate exchange losses and related taxes on intercompany debt considered as a long-term investment.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(20)  SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

                                                                     Year Ended December 31, 2001
                                            -----------------------------------------------------------------------------
                                             Stanadyne                      Non-                              Stanadyne
                                            Corporation    Subsidiary     Guarantor                         Corporation &
                                              Parent       Guarantor    Subsidiaries   Eliminations          Subsidiaries
                                            -----------    ----------   ------------   ------------         -------------
Net sales                                   $  200,181     $   37,666    $   21,875     $    (5,272)  (a)   $    254,450
Cost of goods sold                             155,302         37,099        21,253          (5,515)  (a)        208,139
                                            ----------     ----------    ----------     -----------         ------------
         Gross profit                           44,879            567           622             243               46,311
Selling, general, administrative and
   other operating expenses                     30,036          4,598         2,585             (12)              37,207
Intercompany FSC commissions                     3,387            127        (3,514)             --                   --
                                            ----------     ----------    ----------     -----------         ------------
         Operating income (loss)                11,456         (4,158)        1,551             255                9,104
Interest, net                                    8,001            584         1,415             141               10,141
                                            ----------     ----------    ----------     -----------         ------------
         Income (loss) before income taxes
           (benefit)                             3,455         (4,742)          136             114               (1,037)
Income taxes (benefit)                               5           (152)          517              --                  370
                                            ----------     ----------    ----------     -----------         ------------
         Net income (loss)                  $    3,450     $   (4,590)   $     (381)    $       114         $     (1,407)
                                            ==========     ==========    ==========     ===========         ============

(a)   To eliminate intercompany sales and cost of sales.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(20)  SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

                                                                    Year Ended December 31, 2000
                                           ----------------------------------------------------------------------------
                                            Stanadyne                      Non-                             Stanadyne
                                           Corporation    Subsidiary     Guarantor                        Corporation &
                                             Parent       Guarantor    Subsidiaries   Eliminations         Subsidiaries
                                           -----------    ----------   ------------   ------------        -------------
Net sales                                  $  228,375     $   44,230    $   20,433     $      (586)  (a)   $    292,452
Cost of goods sold                            174,424         38,492        17,275            (600)  (a)        229,591
                                           ----------     ----------    ----------     -----------         ------------
         Gross profit                          53,951          5,738         3,158              14               62,861
Selling, general, administrative and
   other operating expenses                    32,025          4,593         2,449            (163)              38,904
Intercompany FSC commission                     4,163            259        (4,422)             --                   --
                                           ----------     ----------    ----------     -----------         ------------
         Operating income                      17,763            886         5,131             177               23,957
Interest, net                                   9,706            325         1,476             162               11,669
                                           ----------     ----------    ----------     -----------         ------------
         Income before income taxes and
           extraordinary item                   8,057            561         3,655              15               12,288
Income taxes                                    3,060            999         1,398              --                5,457
                                           ----------     ----------    ----------     -----------         ------------
         Income (loss) before
           extraordinary item                   4,997           (438)        2,257              15                6,831
Extraordinary gain, net                           951             --            --              --                  951
                                           ----------     ----------    ----------     -----------         ------------
         Net income (loss)                 $    5,948     $     (438)   $    2,257     $        15         $      7,782
                                           ==========     ==========    ==========     ===========         ============

(a)   To eliminate intercompany sales and cost of sales.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(20)  SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

                                                                     Year Ended December 31, 2002
                                               -------------------------------------------------------------------------
                                                Stanadyne                        Non-                        Stanadyne
                                               Corporation    Subsidiary       Guarantor                   Corporation &
                                                 Parent        Guarantor     Subsidiaries   Eliminations    Subsidiaries
                                               -----------    ----------     ------------   ------------   -------------
Cash flows from operating activities:
     Net income (loss)                         $    8,995     $   (2,287)    $    (6,351)    $      696    $      1,053
     Adjustments to reconcile net income
       (loss) to net cash provided by (used
       in) operating activities:
           Depreciation and amortization           16,255          3,421           1,220             --          20,896
           Other adjustments                       (1,609)          (465)           (733)           266          (2,541)
           Loss applicable to minority
              interest                                 --             --              --           (255)           (255)
           Changes in operating assets and
              liabilities                          (9,257)          (949)         15,473         (1,088)          4,179
                                               ----------     ----------     -----------    -----------    ------------
           Net cash provided by (used in)
              operating activities                 14,384           (280)          9,609           (381)         23,332
                                               ----------     ----------     -----------    -----------    ------------
Cash flows from investing activities:
     Capital expenditures                          (6,708)        (1,776)         (2,071)          (312)        (10,867)
     Proceeds from disposal of property,
       plant and equipment                             --             --              61             --              61
     Investment in subsidiaries                     9,812             --         (10,366)           554              --
                                               ----------     ----------     ------------   -----------    ------------
           Net cash provided by (used in)
              investing activities                  3,104         (1,776)        (12,376)           242         (10,806)
                                               ----------     ----------     -----------    -----------    ------------
Cash flows from financing activities:
     Net change in debt                           (11,007)            --             857             --         (10,150)
     Net change in equity                          (2,761)         2,059           1,700           (511)            487
                                               ----------     ----------     -----------    -----------    ------------
           Net cash (used in) provided by
              financing activities                (13,768)         2,059           2,557           (511)         (9,663)
                                               ----------     ----------     -----------    -----------    ------------
Net increase (decrease) in cash and cash
   equivalents                                      3,720              3            (210)          (650)          2,863

Effect of exchange rate changes on cash                20             --            (110)         1,790           1,700
Cash and cash equivalents at
   beginning of year                                  483              5             772         (1,140)            120
                                               ----------     ----------     -----------    -----------    ------------
Cash and cash equivalents at
   end of year                                 $    4,223     $        8     $       452     $       --    $      4,683
                                               ==========     ==========     ===========     ==========    ============

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(20)  SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

                                                                      Year Ended December 31, 2001
                                               ------------------------------------------------------------------------
                                                Stanadyne                       Non-                        Stanadyne
                                               Corporation    Subsidiary      Guarantor                   Corporation &
                                                 Parent        Guarantor    Subsidiaries   Eliminations    Subsidiaries
                                               -----------    ----------    ------------   ------------   -------------
Cash flows from operating activities:
     Net income (loss)                         $    3,450     $   (4,590)    $      (381)    $      114    $     (1,407)
     Adjustments to reconcile net income
       (loss) to net cash provided by (used
       in) operating activities:
           Depreciation and amortization           16,028          3,609           1,398             --          21,035
           Other adjustments                         (884)          (254)           (356)            --          (1,494)
           Changes in operating assets and
              liabilities                          (6,281)         3,348           1,008         (2,063)         (3,988)
                                               ----------     ----------     -----------    -----------    ------------
           Net cash provided by (used in)
              operating activities                 12,313          2,113           1,669         (1,949)         14,146
                                               ----------     ----------     -----------    -----------    ------------
Cash flows from investing activities:
     Capital expenditures                         (15,280)        (2,122)           (960)           391         (17,971)
     Proceeds from disposal of property,
       plant and equipment                            613             --               8           (391)            230
                                               ----------     ----------     -----------    -----------    ------------
           Net cash used in investing
              activities                          (14,667)        (2,122)           (952)            --         (17,741)
                                               ----------     ----------     ------------   -----------    ------------
Cash flows from financing activities:
     Net change in debt                           (10,545)            --             (29)            --         (10,574)
                                               ----------     ----------     -----------    -----------    ------------
           Net cash used in financing
              activities                          (10,545)            --             (29)            --         (10,574)
                                               ----------     ----------     -----------    -----------    ------------
Net (decrease) increase in cash and cash
   equivalents                                    (12,899)            (9)            688         (1,949)        (14,169)
Effect of exchange rate changes on cash                (1)             -              (1)           644             642
Cash and cash equivalents at
   beginning of year                               13,383             14              85            165          13,647
                                               ----------     ----------     -----------    -----------    ------------
Cash and cash equivalents at
   end of year                                 $      483     $        5     $       772     $   (1,140)   $        120
                                               ==========     ==========     ===========     ==========    ============

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(20)  SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS - (CONCLUDED)

                                                                     Year Ended December 31, 2000
                                               ------------------------------------------------------------------------
                                                Stanadyne                       Non-                        Stanadyne
                                               Corporation    Subsidiary      Guarantor                   Corporation &
                                                 Parent        Guarantor    Subsidiaries   Eliminations    Subsidiaries
                                               -----------    ----------    ------------   ------------   -------------
Cash flows from operating activities:
     Net income (loss)                         $    5,948     $     (438)    $     2,257     $       15    $      7,782
     Adjustments to reconcile net income
       (loss) to net cash provided by (used
       in) operating activities:
           Depreciation and amortization           16,336          3,561           1,380             --          21,277
           Other adjustments                          116           (163)            424             --             377
           Changes in operating assets and
              liabilities                           8,854         (2,489)           (564)          (175)          5,626
                                               ----------     ----------     -----------    -----------    ------------
           Net cash provided by (used in)
              operating activities                 31,254            471           3,497           (160)         35,062
                                               ----------     ----------     -----------    -----------    ------------
Cash flows from investing activities:
     Capital expenditures                          (8,029)          (508)           (928)            --          (9,465)
     Proceeds from disposal of property,
       plant and equipment                            200             49               2             --             251
                                               ----------     ----------     -----------    -----------    ------------
           Net cash used in investing
              activities                           (7,829)          (459)           (926)            --          (9,214)
                                               ----------     ----------     -----------    -----------    ------------
Cash flows from financing activities:
     Net change in debt                           (13,802)            --          (2,668)            --         (16,470)
                                               ----------     ----------     -----------    -----------    ------------
           Net cash used in financing
              activities                          (13,802)            --          (2,668)            --         (16,470)
                                               ----------     ----------     -----------    -----------    ------------
Net increase (decrease) in cash and cash
   equivalents                                      9,623             12             (97)          (160)          9,378
Effect of exchange rate changes on cash                --             --              (2)           214             212
Cash and cash equivalents at
   beginning of year                                3,760              2             184            111           4,057
                                               ----------     ----------     -----------    -----------    ------------
Cash and cash equivalents at
   end of year                                 $   13,383     $       14     $        85     $      165    $     13,647
                                               ==========     ==========     ===========     ==========    ============

                                     ******

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age as of December 31, 2002 and position with the Company of each person who is a member of the Board of Directors or an executive officer of the Company. All directors serve for the term for which they are elected or until their successors are duly elected and qualified or until death, retirement, resignation or removal. All directors of the Company are also directors of Holdings.

Name                         Age                                     Position
----                         ---                                     --------
William D. Gurley             54    President, Chief Executive Officer and Director, Stanadyne Corporation
Stephen S. Langin             44    Vice President, Chief Financial Officer and Secretary, Stanadyne Corporation
Donald Buonomo                63    Vice President, Quality and Reliability, Stanadyne Corporation
Leon P. Janik                 59    Vice President and General Manager, Power Products and Fuel Injectors, Stanadyne
                                    Corporation
William W. Kelly              51    Vice President and General Manager, Fuel Pumps, Stanadyne Corporation
Jean S. McCarthy              55    Vice President, Human Resources, Stanadyne Corporation
Mark E. Murray                51    Vice President, Precision Components and Assembly, Stanadyne Corporation
Michael J. O'Day              43    Vice President and General Manager, Precision Engine Products Corp.
W. Richard Bingham            67    Director
Kenneth J. Diekroeger         40    Director
Kirk R. Ferguson              34    Director
Kim A. Marvin                 41    Director
Theodore C. Rogers            68    Director and Chairman of the Board

Mr. Gurley joined Stanadyne's Diesel Systems Division in 1984. In 1989, Mr. Gurley became Executive Vice President, Marketing, Engineering and Operations and was elected as a director of Stanadyne Corporation. In 1995, he became President and Chief Executive Officer of the Company and continues as a director.

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

Mr. Murray joined Stanadyne on January 1, 2001 as Vice President, Precision Components and Assembly. Prior to joining Stanadyne, he worked as an independent consultant from 1999 to 2000. During 1999 he served as Vice President of Sales for API Motion. Mr. Murray also served with FAG Bearings Corporation as Executive Vice President, Sales and Marketing from 1997 to 1998 and General Manager from 1991 to 1996 and with Pope Spindle Corporation and as President from 1996 to 1997.

Mr. O'Day joined Stanadyne's Precision Engine Products Corp. in April 2000 and became Vice President and General Manager, Precision Engine Products Corp. in October 2000. Prior to joining Stanadyne, he served with International Fuel Cells as Vice President, Business Development from 1999 to 2000. Mr. O'Day also was employed with various business units of United Technologies Automotive as Vice President, General Motors Business Unit from 1997 to 1999, Vice President, Quality and Enterprise Productivity from 1996 to 1997 and Director, Sales/Marketing and Manufacturing Planning Europe from 1995 to 1996.

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

Mr. Ferguson joined the New York office of AIP in 2001 and serves as a Managing Director of the firm. Mr. Ferguson was previously a principal of Saratoga Partners, a private equity investment firm where he had been employed from 1997 to 2001. He was elected to the Board of Directors of the Company in September 2001. Additionally, he currently serves on the board of Williams Controls Inc. and serves or has served as a director of several private companies.

Mr. Marvin joined the San Francisco office of AIP in 1997 and serves as a Managing Director of the firm. Mr. Marvin worked in the Mergers and Acquisitions department of Goldman Sachs & Co. where he had been employed from 1994 to 1997. He was elected to the Board of Directors of the Company in January 2001. Additionally, he serves as a director of Bucyrus International, Consoltex Inc. and Great Lakes Carbon Corporation.

Mr. Rogers became Chairman of the Board effective February 7, 2001. Mr. Rogers co-founded AIP with W. Richard Bingham in 1988 and, with Mr. Bingham, is responsible for the overall management of the firm. Mr. Rogers is former President, Chairman, Chief Executive Officer and Chief Operating Officer of NL Industries, a petroleum service and chemical company. Mr. Rogers currently serves as a non-executive Chairman of the Board and Director of Great Lakes Carbon Corporation. Additionally, he serves as a director of Bucyrus International and Consoltex Inc. He was elected to the Board of Directors of the Company in December 1997.

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

ITEM 11. EXECUTIVE COMPENSATION

The compensation of executive officers of the Company is determined by the Board of Directors of the Company. The following table sets forth information concerning the five most highly compensated officers of the Company (the "Named Executive Officers") for services rendered in fiscal 2002, 2001 and 2000.

                           SUMMARY COMPENSATION TABLE

                                                                                Long Term
                                                                              Compensation
                                                                                 Awards
                                                  Annual Compensation (1)      Securities
                                                  -----------------------      Underlying           All Other
Name and Position                  Year            Salary         Bonus      Options (#)(3)      Compensation (2)
-----------------                  ----           --------       --------    --------------      ----------------
William D. Gurley                  2002           $375,250       $125,739          5,000              $24,021
   (President, Chief               2001            371,000         53,053             --               24,021
   Executive Officer and           2000            358,000        269,143             --               24,021
   Director)

Stephen S. Langin                  2002            187,000         87,685          2,500                7,581
   (Vice President, Chief          2001            176,344         25,630             --                  300
   Financial Officer and
   Secretary)

Leon P. Janik                      2002            245,125        126,707          2,500               25,015
   (Vice President and             2001            238,250         68,616             --               25,015
   General Manager)                2000            223,750        200,755             --               25,015

William W. Kelly                   2002            245,125         98,281          2,000               14,073
   (Vice President and             2001            242,500         69,840             --               14,073
   General Manager)                2000            234,000        209,952             --               14,073

Mark E. Murray                     2002            166,750         76,533          2,500                8,529
   (Vice President)                2001            165,000         38,016             --               95,292

(1) None of the Named Executive Officers received personal benefits or other annual compensation in excess of the lesser of $50,000 or 10% of the combined salary and bonus in each respective year.

(2) All Other Compensation includes the employer match under the Company's 401(k) savings plan for each Named Executive Officer of $300 per year. The remainder of the balance is the premium paid for executive life insurance, with the exception that Mr. Murray was reimbursed $94,992 for moving expenses during 2001.

(3)   Options are for shares of common stock in Holdings.

EMPLOYMENT AGREEMENTS

The Company has entered into identical employment agreements with Messrs. Gurley and Kelly. Pursuant to these agreements, Messrs. Gurley and Kelly served in their noted capacities during 2002 at current base salaries of $388,000 and $253,000, respectively. These salaries are reviewed at least annually and shall be increased to be consistent with increases in base salary awarded in the ordinary course of business to other key executives.

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

The Board of Directors of Holdings approved a Supplement to Management Stock Option Plan ("Supplement Plan") on January 8, 2002. This Supplement Plan provides for the grant of Undesignated Options ("2002 Options") from the Stock Plan to certain management employees of Holdings and its subsidiary, the Company. All requirements and limitations of the Stock plan apply to this Supplement Plan, except for unique vesting provisions that apply only to the 2002 Options.

OPTION GRANTS

There were a total of 14,500 2002 Options granted to the Named Executive Officers during the year ended December 31, 2002. None of these 2002 Options vested as of December 31, 2002. Vesting of the 2002 Options occurs per the provisions of the Supplement Plan.

STOCK OPTION EXERCISES

There were no stock options exercised by the Named Executive Officers during the twelve months ended December 31, 2002. For the number of shares underlying exercisable options held by the Named Executive Officers at December 31, 2002, see the table in Item 12.

COMPENSATION COMMITTEE

The compensation committee consists of two members of the Board of Directors who are responsible for the compensation packages offered to the Company's executive officers. Directors Mr. Diekroeger and Mr. Ferguson, in consultation with Chief Executive Officer of the Company, establish the base salaries for the executive officers of the Company.

EMPLOYEE BENEFIT PLANS

401(K) PLANS

The Company sponsors two savings plans which are intended to be qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. All regular U.S. employees, except Tallahassee hourly employees, are eligible to participate in the Stanadyne Corporation Savings Plus Plan (the "SC Savings Plan"). Beginning on January 1, 1998, hourly employees at the Tallahassee Plant were eligible to participate in the Precision Engine Products Corp. Retirement Fund (the "PEPC 401(k) Plan"). The maximum matching contribution for any participant, excluding the participants in the PEPC 401(k) Plan, for any year is 50% of such participant's contributions up to a maximum amount of $300.00. The participants in the PEPC 401(k) Plan receive a Company contribution of $300.00 per year plus a maximum matching contribution of $200.00.

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

For purposes of the Stanadyne Corporation Pension Plan, compensation used in the determination of Final Average Compensation includes total earnings received for personal services to the Company. The total compensation that can be considered for any purpose under the Stanadyne Corporation Pension Plan is limited to $200,000 for 2002, 2001 and 2000 pursuant to requirements imposed by the Internal Revenue Code of 1986, as amended (the "Code"), as amended by the Economic Growth and Tax Relief Reconciliation Act ("EGTRRA") for prior years as well as for future years. The Code also places certain other limitations on the annual benefits that may be paid under the Plan.

The Company has also adopted two nonqualified plans entitled the "Stanadyne Corporation Benefit Equalization Plan" and the "Stanadyne Corporation Supplemental Retirement Plan" (together, the "SERP"), which are designed to supplement the benefits payable under the Stanadyne Corporation Pension Plan for designated employees. The annual benefit payable under the SERP is equal to the difference between the benefit the designated employee would have received under the Stanadyne Corporation Pension Plan if certain Code limitations did not apply and the designated employee's SC Pension Plan benefit.

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

                            Pension Plan Table (1)(2)

                                                               Years of Service
                                                               ----------------
        Final Average Compensation               15        20        25        30        35
        --------------------------------      --------  --------  --------  --------  --------
        $125,000.......................       $ 27,755  $ 37,007  $ 46,259  $ 55,510  $ 61,760
         150,000.......................         34,130    45,507    56,884    68,260    75,760
         175,000.......................         40,505    54,007    67,509    81,010    89,760
         200,000.......................         46,880    62,507    78,134    93,760   103,760
         225,000.......................         53,255    71,007    88,759   106,510   117,760
         250,000.......................         59,630    79,507    99,384   119,260   131,760
         300,000.......................         72,380    96,507   120,634   144,760   159,760
         400,000.......................         97,880   130,507   163,134   195,760   215,760
         450,000.......................        110,630   147,507   184,384   221,260   243,760
         500,000.......................        123,380   164,507   205,634   246,760   271,760

Note:

(1) Amounts shown represent the annual single-life benefit at age 65 from the Stanadyne Corporation Pension Plan (as defined herein) plus the benefit from the SERP (as defined herein).

(2) For this illustration, the annual social security benefit was assumed to be $16,476 for the calculation of the Social Security offset.

The Years of Credited Service under the Stanadyne Corporation Pension Plan at December 31, 2002, were 18.8, 21.8, 32.8, 21.0 and 2.0 for Messrs. Gurley,
Langin, Janik, Kelly and Murray, respectively. The estimated annual benefits payable under the Stanadyne Corporation Pension Plan and the SERP, assuming termination on December 31, 2002 and retirement at age 65, are illustrated as follows:

                                Estimated Accrued
                         Pension Benefit as of 12/31/02

                                         The Stanadyne
                                          Corporation
                                         Pension Plan*   The SERP     Total
                                         -------------   --------   ---------
                 Gurley...............      $51,303      $ 93,849   $ 145,151
                 Langin...............       43,484         3,486      46,970
                 Janik................       76,232        68,996     145,228
                 Kelly................       55,266        45,626     100,892
                 Murray...............          N/A           N/A         N/A

                 * Based on EGTRRA $200,000 pensionable compensation limit.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company is authorized by its Certificate of Incorporation to issue 10,000 shares of common stock, par value $.01 per share ("Company Common Stock"). Holdings owns all of the issued and outstanding 1,000 shares of Company Common Stock. Holdings is authorized by its Certificate of Incorporation to issue 1,200,000 shares of common stock, par value $.01 per share ("Holdings Common Stock") of which 993,986 shares were outstanding on December 31, 2002. AIP and management of the Company own substantially all of Holdings Common Stock. Holdings has adopted the Stock Plan and the Supplement Plan, which provide for the grant to certain key employees and/or directors of the Company of stock options that are non-qualified options for federal income tax purposes.

As of December 31, 2002, there were 19 holders of record of shares of Holdings Common Stock. The following table sets forth certain information regarding beneficial ownership of Holdings Common Stock as of December 31, 2002, assuming the exercise of stock options exercisable within 60 days of such date, by (i) each person who is known by Holdings to be the beneficial owner of more than 5% of Holdings Common Stock, (ii) each of the Company's directors and the named executive officers in the Summary Compensation Table and (iii) all directors and executive officers as a group. To the knowledge of the Company, each stockholder has sole voting and investment power as to the shares of Holdings Common Stock shown unless otherwise noted. Except as indicated below, the address for each such person is c/o Stanadyne Corporation, 92 Deerfield Road, Windsor, CT 06095.

                                                                               Exercisable
                                                                 Total         Options (3)
                             Name                              Number (1)    Included in Total    Percentage
-----------------------------------------------------------    ----------    -----------------    ----------
American Industrial Partners Capital Fund II, L.P. (2).....      951,301                  0          94.06%
W. Richard Bingham (2).....................................            0                  0             *
Kenneth J. Diekroeger (5)..................................            0                  0             *
Kirk R. Ferguson (4).......................................            0                  0             *
Kim A. Marvin (2)..........................................            0                  0             *
William D. Gurley..........................................       20,792              6,692           2.06%
William W. Kelly...........................................       11,726              3,432           1.16%
Leon P. Janik..............................................        8,257              2,574             *
Stephen S. Langin..........................................        1,673                486             *
Mark E. Murray.............................................            0                  0             *
Theodore C. Rogers (4).....................................            0                  0             *
All directors and executive officers as a group (13 persons)      44,514             13,671           4.40%

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

(2) The address of such entity or person is One Maritime Plaza, Suite 2525, San Francisco, California 94111.

(3) Represents an aggregate of 13,671 shares of Holdings Common Stock held by directors and executive officers which are issuable upon exercise of options exercisable within 60 days of the date December 31, 2002.

(4) The address of such person is 551 Fifth Avenue, Suite 3800, New York, New York 10176.

(5) The address of such person is One Embarcadero, 33rd Floor, San Francisco, CA 94111

The Company does not have any compensation plans under which its equity securities are authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 14. CONTROLS AND PROCEDURES

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

      3.    Exhibits:

TABLE
NUMBER                                DESCRIPTION
---------  ---------------------------------------------------------------------
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

10.5.1 (11) Stanadyne Corporation Pension Plan effective January 1, 2002 amended and restated

10.6       (1) Stanadyne Automotive Corp. Savings Plus Plan restated as of
           January 1, 1993

10.6.1     (11) Stanadyne Corporation Savings Plus Plan effective January 1,
           2002 amended and restated

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

10.13 (2) Management Services Agreement dated as of December 11, 1997 between Stanadyne Automotive Corp. and American Industrial Partners.

10.14 (6) Stanadyne Automotive Holding Corp. Management Stock Option Plan effective as of June 5, 1998

10.14.1    (11) Supplement to Stanadyne Automotive Holdings Corp. Management
           Stock Option Plan dated January 11, 2002

10.15      (10) Customer Agreement dated as of December 14, 2001 between
           Stanadyne Corporation and Deere & Company (Pursuant to Rule 24b-2 under The Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)

12.1       Statement of Computation of Ratios

21.1       Subsidiaries of Stanadyne Corporation

99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(10) Incorporated by reference to corresponding exhibit filed as an exhibit to Form 10-K filed March 28, 2002.

(11) Incorporated be reference to corresponding exhibit filed as an exhibit to Form 10-Q filed May 14, 2002.

(b)   Reports on Form 8-K:

      No reports on Form 8-K were filed during the last quarter of the period covered by this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Stanadyne Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Stanadyne Corporation
                                                 ---------------------
                                                 (Registrant)

Date:    March 27, 2003                 By:      /s/ William D. Gurley
         --------------------                    ---------------------
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

Date:    March 27, 2003                 By:      /s/ William D. Gurley
         --------------------                    ---------------------
                                                 William D. Gurley
                                                 President, Chief Executive
                                                   Officer and Director

Date:    March 27, 2003                 By:      /s/ Stephen S. Langin
         --------------------                    ---------------------
                                                 Stephen S. Langin
                                                 Vice President, Chief Financial
                                                   Officer and Secretary

Date:    March 27, 2003                 By:      /s/ W. Richard Bingham
         --------------------                    ----------------------
                                                 W. Richard Bingham
                                                 Director

Date:    March 27, 2003                 By:      /s/ Kenneth J. Diekroeger
         --------------------                    -------------------------
                                                 Kenneth J. Diekroeger
                                                 Director

Date:    March 27, 2003                 By:      /s/ Theodore C. Rogers
         --------------------                    ----------------------
                                                 Theodore C. Rogers
                                                 Chairman of the Board and
                                                   Director

Date:    March 27, 2003                 By:      /s/ Kim A. Marvin
         --------------------                    -----------------
                                                 Kim A Marvin
                                                 Director

Date:    March 27, 2003                 By:      /s/ Kirk R. Ferguson
         --------------------                    --------------------
                                                 Kirk R. Ferguson
                                                 Director

                                 CERTIFICATIONS

I, William D. Gurley, certify that:

1.    I have reviewed this annual report on Form 10-K of Stanadyne Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003



/s/ William D. Gurley
---------------------

William D. Gurley
President and Chief Executive Officer

                                 CERTIFICATIONS

I, Stephen S. Langin, certify that:

1.    I have reviewed this annual report on Form 10-K of Stanadyne Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003



/s/ Stephen S. Langin
---------------------

Stephen S. Langin
Vice President and Chief Financial Officer

EXHIBIT INDEX

TABLE
NUMBER                                DESCRIPTION
---------  ---------------------------------------------------------------------
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

10.5.1 (11) Stanadyne Corporation Pension Plan effective January 1, 2002 amended and restated

10.6       (1) Stanadyne Automotive Corp. Savings Plus Plan restated as of
           January 1, 1993

10.6.1     (11) Stanadyne Corporation Savings Plus Plan effective January 1,
           2002 amended and restated

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

10.13 (1) Management Services Agreement dated as of December 11, 1997 between Stanadyne Automotive Corp. and American Industrial Partners.

10.14 (6) Stanadyne Automotive Holding Corp. Management Stock Option Plan effective as of June 5, 1998

10.14.1    (11) Supplement to Stanadyne Automotive Holdings Corp. Management
           Stock Option Plan dated January 11, 2002

10.15      (10) Customer Agreement dated as of December 14, 2001 between
           Stanadyne Corporation and Deere & Company (Pursuant to Rule 24b-2 under The Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)

12.1       Statement of Computation of Ratios

21.1       Subsidiaries of Stanadyne Corporation

99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(10) Incorporated by reference to corresponding exhibit filed as an exhibit to Form 10-K filed March 28, 2002.

(11) Incorporated be reference to corresponding exhibit filed as an exhibit to Form 10-Q filed May 14, 2002.