Form 10-Q
period 2003-03-31
STANADYNE AUTOMOTIVE CORP
filed 2003-05-14
CIK 1053439

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________to__________________

Commission File Number 333-45823

                              STANADYNE CORPORATION
                              ---------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                 22-2940378
---------------------------------------------        ---------------------
(State or other jurisdiction of incorporation        (I.R.S. Employer I.D.)
             or organization)

92 Deerfield Road, Windsor, Connecticut                   06095-4209
----------------------------------------                  ----------
(Address of principal executive offices)                  (zip code)

                   (860) 525-0821
---------------------------------------------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]     No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ]     No [X]

The number of Common Shares of the Company, $0.01 per share par value, outstanding as of April 30, 2003 was 1,000.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

Part I    Financial Information

         Item 1      Financial Statements

                     Condensed Consolidated Balance Sheets as of
                     March 31, 2003 (unaudited) and December 31, 2002......................................       3

                     Condensed Consolidated Statements of Operations for the three
                     months ended March 31, 2003 and 2002 (unaudited)......................................       4

                     Condensed Consolidated Statements of Cash Flows for the three
                     months ended March 31, 2003 and 2002 (unaudited)......................................       5

                     Notes to Condensed Consolidated Financial Statements (unaudited)......................    6-17

         Item 2      Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.............................................................   18-24

         Item 3      Quantitative and Qualitative Disclosures About Market Risk............................      24

         Item 4      Controls and Procedures...............................................................      25

Part II  Other Information

         Item 6      Exhibits and Reports on Form 8-K......................................................      26

         Signature.........................................................................................      27

         Certification of Chief Executive Officer..........................................................   28-29

         Certification of Principal Financial Officer......................................................   30-31

                     STANADYNE CORPORATION AND SUBSIDIARIES

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                            (UNAUDITED)
                                                                             MARCH 31,  DECEMBER 31,
                                                                               2003        2002
                                                                               ----        ----
                                  ASSETS
Current assets:
       Cash and cash equivalents                                            $   1,681    $   4,683
       Accounts receivable, net of allowance for uncollectible
         accounts of $562 at March 31, 2003 and $522 at December 31, 2002      44,315       33,045
       Inventories, net                                                        32,202       33,395
       Prepaid expenses and other current assets                                1,372        1,299
       Deferred income taxes                                                    5,435        5,919
                                                                            ---------    ---------
                            Total current assets                               85,005       78,341

Property, plant and equipment, net                                            107,553      108,326
Goodwill                                                                       69,231       68,090
Intangible and other assets, net                                               10,170        9,485
Due from Stanadyne Automotive Holding Corp.                                     4,216        4,216
                                                                            ---------    ---------
                            Total assets                                    $ 276,175    $ 268,458
                                                                            =========    =========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                     $  20,161    $  19,864
       Accrued liabilities                                                     33,505       26,532
       Current maturities of long-term debt                                     9,001        9,456
       Current installments of capital lease obligations                          128          117
                                                                            ---------    ---------
                            Total current liabilities                          62,795       55,969

Long-term debt, excluding current maturities                                   88,708       92,999
Deferred income taxes                                                              --          666
Capital lease obligations, excluding current installments                         318          324
Other noncurrent liabilities                                                   52,095       50,949
                                                                            ---------    ---------
                            Total liabilities                                 203,916      200,907
                                                                            ---------    ---------

Minority interest in consolidated subsidiary                                      307          232
Commitments and contingencies                                                      --           --

Stockholders' equity:
       Common stock                                                                --           --
       Additional paid-in capital                                              59,858       59,858
       Other accumulated comprehensive loss                                    (2,131)      (4,174)
       Retained earnings                                                       14,225       11,635
                                                                            ---------    ---------
                            Total stockholders' equity                         71,952       67,319
                                                                            ---------    ---------
              Total liabilities and stockholders' equity                    $ 276,175    $ 268,458
                                                                            =========    =========

            See notes to condensed consolidated financial statements.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                      Three Months     Three Months
                                                        Ended            Ended
                                                       March 31,        March 31,
                                                         2003             2002
                                                         ----             ----
Net sales                                              $ 70,867        $ 63,787
Cost of goods sold                                       57,057          51,212
                                                       --------        --------

Gross profit                                             13,810          12,575

Selling, general and administrative expenses              7,790           7,424
Amortization of intangibles                                 616             868
Management fees                                             275             275
                                                       --------        --------

Operating income                                          5,129           4,008

Other income (expenses):
       Gain from extinguishment of debt                     813               -
       Interest, net                                     (2,124)         (2,410)
                                                       --------        --------

Income before income taxes and minority interest          3,818           1,598

Income taxes                                              1,301             489
                                                       --------        --------

Income before minority interest                           2,517           1,109

Minority interest in loss of consolidated subsidiary         73              51
                                                       --------        --------

Net income                                             $  2,590        $  1,160
                                                       ========        ========

            See notes to condensed consolidated financial statements.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       Three Months         Three Months
                                                                          Ended                Ended
                                                                         March 31,            March 31,
                                                                           2003                 2002
                                                                           ----                 ----
Cash flows from operating activities:
    Net income                                                           $ 2,590              $ 1,160
    Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                        5,222                5,177
      Deferred income tax benefit                                         (1,630)                (280)
      Loss applicable to minority interest                                   (73)                 (51)
      Loss on disposal of property, plant and equipment                       52                    -
      Changes in operating assets and liabilities                         (1,679)                (668)
                                                                         -------              -------
          Net cash provided by operating activities                        4,482                5,338
                                                                         -------              -------

Cash flows from investing activities:
    Capital expenditures                                                  (2,648)              (1,387)
                                                                         -------              -------

Cash flows from financing activities:
    Proceeds on foreign term loan                                            749                    -
    Net proceeds (payments) on revolving credit facilities                   475               (2,350)
    Net proceeds on foreign overdraft facilities                             823                  840
    Principal payments on long-term debt                                  (6,944)              (1,402)
    Payments of capital lease obligations                                    (30)                 (24)
    Proceeds from investment by minority interest                            148                  102
                                                                         -------              -------
          Net cash used in financing activities                           (4,779)              (2,834)
                                                                         -------              -------

Cash and cash equivalents:
    Net (decrease) increase in cash and cash equivalents                  (2,945)               1,117
    Effect of exchange rate changes on cash                                  (57)                 (68)
    Cash and cash equivalents at beginning of period                       4,683                  120
                                                                         -------              -------
    Cash and cash equivalents at end of period                           $ 1,681              $ 1,169
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

Basis of Presentation. The balance sheet as of December 31, 2002 is condensed financial information derived from the audited balance sheet. The interim financial statements are unaudited. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation for the periods presented. Certain amounts have been reclassified in the 2002 financial statements to conform to the 2003 presentation. The Company's quarterly results are subject to fluctuation; consequently the results of operations and cash flows for any quarter are not necessarily indicative of the results and cash flows for any future period.

Stock Options. The Company follows the intrinsic method of accounting for its stock-based compensation under the guidelines set forth in Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees." Intrinsic value is the excess of the market value of the common stock over the exercise price at the date of grant. Because stock options are granted with fixed terms and with an exercise price equal to the market price of the common stock at the date of grant, there is no measured compensation cost of stock options.

                     STANADYNE CORPORATION AND SUBSIDIARIES

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

Had compensation costs for options been determined based on the fair value of options outstanding for the three-month periods ended March 31, 2003 and 2002, pro forma net income would be as follows:

                                                                March 31,

                                                         2003            2002
                                                         ----            ----
Net income as reported                                  $ 2,590         $ 1,160

Stock based compensation using Black-Scholes
  option valuation model, net of related tax
  effects                                                    52              30
                                                        -------         -------

Pro forma net income                                    $ 2,538         $ 1,130
                                                        =======         =======

Adoption of FASB Statement No. 145. In April 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 primarily affects the reporting requirements and classification of gains and losses from the extinguishment of debt, rescinds the transitional accounting requirements for intangible assets of motor carriers, and requires that certain lease modifications with economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for financial statements issued after April 2002, with the exception of the provisions affecting the accounting for lease transactions, which are applicable for transactions entered into after May 15, 2002, and the provisions affecting classification of gains and losses from the extinguishment of debt, which are applicable for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 in the first quarter of 2003 resulted in a $0.8 million gain from the extinguishment of $5.0 million in Senior Subordinated Notes ("Notes") being classified as other income.

(2)      INVENTORIES

Components of inventories are as follows:

                                                    As of                    As of
                                               March 31, 2003          December 31, 2002
                                               --------------          -----------------
Raw materials and purchased parts               $     9,010                $    9,028
Work-in-process                                      16,171                    16,453
Finished goods                                        7,021                     7,914
                                                -----------                ----------

                                                $    32,202                $   33,395
                                                ===========                ==========

                     STANADYNE CORPORATION AND SUBSIDIARIES

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

(3)      INCOME TAXES

The Company had an effective income tax rate of 34.1% for the first three months of 2003, compared to 30.6% for the first three months of 2002. In the first three months of 2003, the Company recorded $1.3 million of tax expense on a pre-tax income of $3.8 million. Taxes for 2003 include $0.5 million for a valuation allowance associated with foreign net operating loss carryforwards of SpA that are anticipated to expire at year end without utilization. In 2002, the Company recorded $0.5 million of tax expense on a pre-tax income of $1.6 million. The Company received U.S. income tax benefits for export sales in both periods. The Company applies the estimated annual tax rate to the quarterly earnings to provide consistent quarterly tax rates based on the estimated effective tax rate for the year. To the extent there are differences between components of planned and actual net income, the estimated annual tax rate for the year could change and, in turn, have an impact on future quarterly tax rates.

(4)      LONG-TERM DEBT

The Company had $71.0 million and $76.0 million of Notes at an interest rate of 10.25% outstanding at March 31, 2003 and December 31, 2002, respectively. The Notes are due on December 15, 2007. On January 15, 2003 the Company retired $5.0 million in Notes at the market price of $4.1 million. As a result of the early retirement of the Notes, the Company realized a $0.8 million gain after the write off of unamortized debt issuance costs of $0.1 million. The transaction was recorded as other income in the Company's consolidated financial statements.

The Company had $22.9 million and $24.8 million in U.S.-based term loans (the "Term Loans") outstanding at March 31, 2003 and December 31, 2002, respectively, at various interest rates on March 31, 2003 ranging from 3.44% to 6.75%. The Company had $23.9 million and $24.4 million in revolving credit lines (the "Revolving Credit Lines") available for borrowings at March 31, 2003 and December 31, 2002, respectively. The Company had $0.5 million borrowed against the Revolving Credit Lines at March 31, 2003 at an interest rate of 5.75% and had no borrowings against the Revolving Credit Lines at December 31, 2002. The Term Loans and the Revolving Credit Lines are governed by a Credit Agreement dated December 11, 1997, as amended (the "Credit Agreement"). The Company was in compliance with the quarterly financial performance covenants as established by the Credit Agreement as of the March 31, 2003 measurement date.

Overseas operations included $2.6 million and $1.7 million in overdraft borrowings at SpA outstanding at March 31, 2003 and December 31, 2002, respectively. Also, the Company had $0.8 million in foreign term loan borrowings at SAPL outstanding at March 31, 2003.

                     STANADYNE CORPORATION AND SUBSIDIARIES

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

(5)      GOODWILL AND INTANGIBLE AND OTHER ASSETS

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

Goodwill for the Diesel Group was $57.8 million and $56.7 million at March 31, 2003 and December 31, 2002, respectively. The change in goodwill balances between periods is due to foreign currency translation of Euros-denominated goodwill at SpA. Goodwill for Precision Engine was $11.4 million at March 31, 2003 and December 31, 2002. Major components of intangible and other assets at March 31, 2003 and December 31, 2002 consisted of:

                                              March 31, 2003                  December 31, 2002
                                              --------------                  -----------------
                                        Gross                            Gross
                                       Carrying       Accumulated       Carrying      Accumulated
                                        Value         Amortization       Value        Amortization
                                    --------------   --------------    -----------   --------------
Patents                             $        9,809   $        6,798    $     9,809   $       6,487
Debt issuance costs                          8,024            5,714          8,149           5,466
Pension intangible asset                     1,796                -          1,796               -
Deferred income taxes                        1,380                -              -               -
Software                                     3,544            3,544          3,544           3,544
Customer contracts                           1,310              994          1,310             947
Other                                        1,779              422          1,732             411
                                    --------------   --------------    -----------   -------------
                                    $       27,642   $       17,472    $    26,340   $      16,855
                                    ==============   ==============    ===========   =============

Amortization expense of intangible assets was $616 and $868 for the three months ended March 31, 2003 and 2002, respectively. Estimated annual amortization expense of intangible assets is expected to be $2,400 in 2003, $1,153 in 2004, $818 in 2005, $805 in 2006 and $632 in 2007.

(6)      STOCK OPTIONS

The Company has adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of FASB Statement No. 123.

                     STANADYNE CORPORATION AND SUBSIDIARIES

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

              (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

The Statement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock compensation awards under the intrinsic method of APB Opinion No. 25 requiring compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. All options awarded under the Company's stock option plans are granted with an exercise price equal to the fair market value on the date of the grant.

(7)      CONTINGENCIES

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

In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The disclosure for the Company's warranty accrual is provided below:

                                                                   Three Months Ended March 31,
                                                                     2003              2002
                                                                     ----              ----
Warranty liability, Beginning of period                            $   1,875         $   3,000
Warranty expense based on products sold                                  210               131
Adjustments to warranty estimates                                       (150)             (704)
Warranty claims paid                                                    (247)             (167)
                                                                   ---------         ---------
Warranty liability, end of period                                  $   1,688         $   2,260
                                                                   =========         =========

The Company's warranty accrual is included as components of accrued liabilities and other noncurrent liabilities on the consolidated balance sheets.

                     STANADYNE CORPORATION AND SUBSIDIARIES

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

(8)      COMPREHENSIVE INCOME

The Company's comprehensive income for the three-month periods ended March 31, 2003 and 2002 are as follows:

                                                                    Three Months
                                                                   Ended March 31,
                                                                  2003        2002
                                                                  ----        ----
Net income                                                      $  2,590     $ 1,160

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments                           2,043        (585)
                                                                --------     -------
Comprehensive income                                            $  4,633     $   575
                                                                --------     -------

(9)      SEGMENTS

The Company has two reportable segments, the Diesel Systems Group (the "Diesel Group") and Precision Engine Products ("Precision Engine"). The Diesel Group manufactures diesel fuel injection equipment including fuel pumps, injectors, filtration systems and miscellaneous non-proprietary products. This segment accounted for approximately 75% and 79% of the Company's revenues for the three months ended March 31, 2003 and 2002, respectively. Precision Engine manufactures roller-rocker arms, hydraulic valve lifters and lash adjusters for gasoline engines. Revenues for Precision Engine accounted for approximately 25% and 21% of total revenues for the three months ended March 31, 2003 and 2002, respectively. The Company considers the Diesel Group and Precision Engine to be two distinct segments because the operating results of each are compiled, reviewed and managed separately. There were no inter-segment sales between the Diesel Group and Precision Engine for any of the periods presented.

The following summarizes key information used by the Company in evaluating the performance of each segment for the three months ended March 31, 2003 and 2002:

                                              As of and For the Three Months Ended March 31, 2003
                                              ---------------------------------------------------
                                            Diesel          Precision
                                             Group            Engine      Eliminations      Totals
                                           ---------        ----------    ------------    ----------
Net sales                                  $  53,405        $  17,462     $         -     $   70,867
Gross profit                                  12,057            1,753               -         13,810
Depreciation and amortization
  expense                                      4,401              821               -          5,222
Operating income                               4,612              517               -          5,129
Net income                                     2,484              106               -          2,590
Total assets                                 241,876           50,280         (15,981)       276,175
Total capital expenditures                     2,424              224               -          2,648

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

                                              As of and For the Three Months Ended March 31, 2002
                                              ---------------------------------------------------
                                            Diesel           Precision
                                             Group             Engine       Eliminations     Totals
                                           ---------         ---------      ------------    ---------
Net sales                                  $  50,674         $  13,113      $         -     $  63,787
Gross profit                                  11,423             1,152                -        12,575
Depreciation and amortization
  expense                                      4,321               856                -         5,177
Operating income                               3,751               257                -         4,008
Net income (loss)                              1,380              (220)               -         1,160
Total assets                                 237,965            51,064          (16,583)      272,446
Total capital expenditures                     1,142               245                -         1,387

(10)     SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS

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

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                      Consolidating Condensed Balance Sheets
                                                                                  March 31, 2003
                                                   ----------------------------------------------------------------------------
                                                    Stanadyne                                                      Stanadyne
                                                   Corporation    Subsidiary     Non-Guarantor                    Corporation
                                                      Parent       Guarantor     Subsidiaries   Eliminations     & Subsidiaries
                                                   -----------    -----------    -------------  ------------     --------------
ASSETS
Current assets:
       Cash and cash equivalents                    $      568    $       117      $     928      $     68        $      1,681
       Accounts receivable, net                         29,397         10,623          4,295             -              44,315
       Inventories, net                                 19,813          7,762          4,843          (216) (a)         32,202
       Other current assets                              5,447            357          1,003             -               6,807
                                                    --------------------------------------------------------------------------
       Total current assets                             55,225         18,859         11,069          (148)             85,005
Property, plant and equipment, net                      73,707         16,521         17,325             -             107,553
Goodwill                                                43,465         11,360         14,406             -              69,231
Intangible and other assets, net                         9,562            940          2,110        (2,442) (b)         10,170
Investment in subsidiaries                              28,511         (4,312)             -       (24,199) (c)              -
Due from Stanadyne Automotive Holding Corp.              4,216              -              -             -               4,216
                                                    --------------------------------------------------------------------------
       Total assets                                 $  214,686    $    43,368      $  44,910      $(26,789)       $    276,175
                                                    ==========================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable and
        accrued liabilities                         $   38,718    $    10,255      $   4,685      $      8        $     53,666
       Current maturities of long-term
        debt and capital lease obligations               6,353              -          2,776             -               9,129
                                                    --------------------------------------------------------------------------
       Total current liabilities                        45,071         10,255          7,461             8              62,795
Long-term debt                                          87,955              -          1,071             -              89,026
Other noncurrent liabilities                            36,457         10,467          7,361        (2,190) (b)         52,095
Minority interest in consolidated subsidiary                 -              -              -           307                 307
Intercompany accounts                                  (26,979)         7,419         19,799          (239)                  -
Stockholders' equity                                    72,182         15,227          9,218       (24,675) (c)         71,952
                                                    --------------------------------------------------------------------------
       Total liabilities and stockholders' equity   $  214,686    $    43,368      $  44,910      $(26,789)       $    276,175
                                                    ==========================================================================

(a) Amount represents the elimination of inventory for out of period transfers.

(b) Reclassification of deferred tax liability to consolidated net deferred tax asset.

(c) Elimination of investments in subsidiaries of the Parent and Subsidiary Guarantor.

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                      Consolidating Condensed Balance Sheets
                                                                                December 31, 2002
                                                   ----------------------------------------------------------------------------
                                                    Stanadyne                                                      Stanadyne
                                                   Corporation    Subsidiary     Non-Guarantor                    Corporation
                                                      Parent       Guarantor     Subsidiaries   Eliminations     & Subsidiaries
                                                   -----------    -----------    -------------  ------------     --------------
ASSETS
Current assets:
      Cash and cash equivalents                     $    4,223    $         8      $     452      $      -        $      4,683
      Accounts receivable, net                          22,869          6,506          3,670             -              33,045
      Inventories, net                                  20,348          8,480          4,902          (335) (a)         33,395
      Other current assets                               5,369            378          1,471             -               7,218
                                                    --------------------------------------------------------------------------
      Total current assets                              52,809         15,372         10,495          (335)             78,341
Property, plant and equipment, net                      75,564         17,114         15,336           312             108,326
Goodwill                                                43,465         11,360         13,265             -              68,090
Intangible and other assets, net                         8,474            930          2,037        (1,956) (b)          9,485
Investment in subsidiaries                              27,218         (4,328)             -       (22,890) (c)              -
Due from Stanadyne Automotive Holding Corp.              4,216              -              -             -               4,216
                                                    --------------------------------------------------------------------------
      Total assets                                  $  211,746    $    40,448      $  41,133      $(24,869)       $    268,458
                                                    ==========================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable and
       accrued liabilities                          $   33,507    $     8,083      $   4,764      $     42        $     46,396
      Current maturities of long-term
       debt and capital lease obligations                7,777              -          1,796             -               9,573
                                                    --------------------------------------------------------------------------
      Total current liabilities                         41,284          8,083          6,560            42              55,969
Long-term debt and capital lease obligations            92,999              -            324             -              93,323
Other noncurrent liabilities                            35,763         10,686          6,856        (1,690) (b)         51,615
Minority interest in consolidated subsidiary                 -              -              -           232                 232
Intercompany accounts                                  (27,950)         7,949         20,034           (33)                  -
Stockholders' equity                                    69,650         13,730          7,359       (23,420) (c)         67,319
                                                    --------------------------------------------------------------------------
      Total liabilities and stockholders' equity    $  211,746    $    40,448      $  41,133      $(24,869)       $    268,458
                                                    ==========================================================================

(a) Amount represents the elimination of inventory for out of period transfers.

(b) Reclassification of deferred tax asset to deferred tax liability.

(c) Elimination of investments in subsidiaries of the Parent and Subsidiary Guarantor.

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                     Consolidating Condensed Statements of Operations
                                                                              Three Months Ended March 31, 2003
                                                       ---------------------------------------------------------------------------
                                                        Stanadyne                                                     Stanadyne
                                                       Corporation   Subsidiary     Non-Guarantor                    Corporation
                                                          Parent      Guarantor     Subsidiaries   Eliminations     & Subsidiaries
                                                       -----------   -----------    -------------  ------------     --------------
Net sales                                                $  49,535   $    16,959      $   5,075    $     (702) (a)   $     70,867
Cost of goods sold                                          37,597        15,259          4,914          (713) (a)         57,057
                                                       --------------------------------------------------------------------------
        Gross profit                                        11,938         1,700            161            11              13,810
Selling, general, administrative and
 other operating expenses                                    6,982         1,234            415            50               8,681
                                                       --------------------------------------------------------------------------
        Operating income (loss)                              4,956           466           (254)          (39)              5,129
Other income (expenses):
 Gain from extinguishment of debt                              813             -              -             -                 813
 Interest, net                                              (1,633)         (158)          (309)          (24)             (2,124)
                                                       --------------------------------------------------------------------------
        Income (loss) before income
         taxes and minority interest                         4,136           308           (563)          (63)              3,818
Income taxes                                                   498           182            634           (13)              1,301
                                                       --------------------------------------------------------------------------
        Income (loss) before
         minority interest                                   3,638           126         (1,197)          (50)              2,517
Minority interest in loss of consolidated subsidiary             -             -              -            73                  73
                                                       --------------------------------------------------------------------------
        Net income (loss)                                $   3,638   $       126      $  (1,197)   $       23        $      2,590
                                                       ==========================================================================

                                                                   Consolidating Condensed Statements of Operations
                                                                            Three Months Ended March 31, 2002
                                                     ---------------------------------------------------------------------------
                                                      Stanadyne                                                     Stanadyne
                                                     Corporation   Subsidiary     Non-Guarantor                    Corporation
                                                        Parent      Guarantor     Subsidiaries   Eliminations     & Subsidiaries
                                                     -----------   -----------    -------------  ------------     --------------
Net sales                                              $  47,232   $    13,059      $   6,051    $   (2,555) (a)   $     63,787
Cost of goods sold                                        36,250        12,097          5,341        (2,476) (a)         51,212
                                                       ------------------------------------------------------------------------
        Gross profit                                      10,982           962            710           (79)             12,575
Selling, general, administrative and
 other operating expenses                                  7,301         1,122            144             -               8,567
                                                       ------------------------------------------------------------------------
        Operating income (loss)                            3,681          (160)           566           (79)              4,008
Interest, net                                             (1,855)         (167)          (328)          (60)             (2,410)
                                                       ------------------------------------------------------------------------
        Income (loss) before income
         taxes and minority interest                       1,826          (327)           238          (139)              1,598
Income taxes                                                 393            57             39             -                 489
                                                       ------------------------------------------------------------------------
        Income (loss) before
         minority interest                                 1,433          (384)           199          (139)              1,109
Minority interest in loss of consolidated subsidiary           -             -              -            51                  51
                                                       ------------------------------------------------------------------------
        Net income (loss)                              $   1,433   $      (384)      $    199    $      (88)       $      1,160
                                                       ========================================================================

(a) Elimination of intercompany sales and cost of goods sold.

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                Consolidating Condensed Statements of Cash Flows
                                                                      Three Months Ended March 31, 2003
                                                     --------------------------------------------------------------------------
                                                      Stanadyne                                                    Stanadyne
                                                     Corporation  Subsidiary     Non-Guarantor                    Corporation
                                                        Parent     Guarantor     Subsidiaries   Eliminations     & Subsidiaries
                                                     -----------  -----------    -------------  ------------     --------------
Cash flows from operating activities:
       Net income (loss)                              $   3,638   $       126      $  (1,197)   $       23        $      2,590
       Adjustments to reconcile net income
        (loss) to net cash provided by (used in)
        operating activities:
         Depreciation and amortization                    4,038           813            371             -               5,222
         Other adjustments                               (2,079)           (7)           521           (13)             (1,578)
         Loss applicable to minority interest                 -             -              -           (73)                (73)
         Changes in operating assets and
          liabilities                                     1,239        (1,955)          (783)         (180)             (1,679)
                                                      ------------------------------------------------------------------------
         Net cash provided by (used in)
          operating activities                            6,836        (1,023)        (1,088)         (243)              4,482
                                                      ------------------------------------------------------------------------

Cash flows from investing activities:
       Capital expenditures                              (1,626)         (223)        (1,111)          312              (2,648)
       Investment in subsidiaries                          (106)            -              -           106                   -
                                                      ------------------------------------------------------------------------
         Net cash used in
          investing activities                           (1,732)         (223)        (1,111)          418              (2,648)
                                                      ------------------------------------------------------------------------

Cash flows from financing activities:
       Net change in debt                                (6,469)            -          1,542             -              (4,927)
       Net change in equity                              (2,293)        1,355          1,119           (33)                148
                                                      ------------------------------------------------------------------------
         Net cash (used in) provided by
          financing activities                           (8,762)        1,355          2,661           (33)             (4,779)
                                                      ------------------------------------------------------------------------
Net (decrease) increase in cash and
 cash equivalents                                        (3,658)          109            462           142              (2,945)
Effect of exchange rate changes on cash                       3             -             14           (74)                (57)
Cash and cash equivalents at
 beginning of period                                      4,223             8            452             -               4,683
                                                      ------------------------------------------------------------------------
Cash and cash equivalents at
 end of period                                        $     568   $       117      $     928    $       68        $      1,681
                                                      ========================================================================

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONCLUDED)

                                                                 Consolidating Condensed Statements of Cash Flows
                                                                         Three Months Ended March 31, 2002
                                                     --------------------------------------------------------------------------
                                                      Stanadyne                                                    Stanadyne
                                                     Corporation  Subsidiary     Non-Guarantor                    Corporation
                                                        Parent     Guarantor     Subsidiaries   Eliminations     & Subsidiaries
                                                     -----------  -----------    -------------  ------------     --------------
Cash flows from operating activities:
       Net income (loss)                              $   1,433   $      (384)     $     199    $      (88)       $      1,160
       Adjustments to reconcile net income
        (loss) to net cash provided by (used in)
        operating activities:
         Depreciation and amortization                    4,049           846            282             -               5,177
         Other adjustments                                 (230)          (99)            49             -                (280)
         Loss applicable to minority interest                 -             -              -           (51)                (51)
         Changes in operating assets and
          liabilities                                       559          (399)        (1,788)          960                (668)
                                                      ------------------------------------------------------------------------
         Net cash provided by (used in)
          operating activities                            5,811           (36)        (1,258)          821               5,338
                                                      ------------------------------------------------------------------------
Cash flows from investing activities:
       Capital expenditures                              (1,040)         (196)          (151)            -              (1,387)
       Proceeds from disposal of property,
        plant and equipment                                (106)            -              -           106                   -
                                                      ------------------------------------------------------------------------
         Net cash used in
          investing activities                           (1,146)         (196)          (151)          106              (1,387)
                                                      ------------------------------------------------------------------------
Cash flows from financing activities:
       Net change in debt                                (3,752)            -            816             -              (2,936)
       Net change in equity                                (419)          248            345           (72)                102
                                                      ------------------------------------------------------------------------
         Net cash (used in) provided by
          financing activities                           (4,171)          248          1,161           (72)             (2,834)
                                                      ------------------------------------------------------------------------
Net increase (decrease) in cash and
 cash equivalents                                           494            16           (248)          855               1,117
Effect of exchange rate changes on cash                       1             -             43          (112)                (68)
Cash and cash equivalents at
 beginning of period                                        483             5            772        (1,140)                120
                                                      ------------------------------------------------------------------------
Cash and cash equivalents at
 end of period                                        $     978   $        21      $     567    $     (397)       $      1,169
                                                      ========================================================================

                     STANADYNE CORPORATION AND SUBSIDIARIES

ITEM 2:           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

(1)      OVERVIEW

The Company is a leading designer and manufacturer of highly-engineered, precision manufactured engine components. The Company's two reporting segments are the Diesel Group and Precision Engine. The Diesel Group manufactures diesel fuel injection equipment including fuel pumps, injectors, filtration systems and other non-proprietary products. Precision Engine manufactures roller-rocker arms, hydraulic valve lifters and lash adjusters for gasoline engines. Detailed segment information can be found in Note 9 of Notes to Condensed Consolidated Financial Statements.

Operations in the first quarter of 2003 benefited from increased customer demand in both segments. Company sales and net income for the first three months of 2003 increased by $7.1 million and $1.4 million, respectively, from the same period last year. Increased sales in the Diesel Group, reflecting additional demand for fuel injection equipment from Deere & Company ("Deere") and added revenues from the steady growth of the PCA product line, were only partially offset by a $1.3 million reduction in service sales of the DS fuel pump. Sales in the Precision Engine segment continued to increase, with first quarter sales 33.2% higher than the same period a year ago. The increase in customer demand continues to be primarily associated with DaimlerChrysler Corp. ("DCX"), Tritec Motors, Ltd. ("Tritec") and the service aftermarket sector. Organizational changes were undertaken in Precision Engine during the first quarter of 2003, and operational efficiencies began to show signs of improvement as reflected in the positive net income result of $0.1 million.

BASIS OF PRESENTATION

The following table displays unaudited performance details for the periods shown. Net sales, cost of goods sold, gross profit, selling, general and administrative expense ("SG&A"), amortization of intangibles, management fees, operating income and net income of the Company are presented in thousands of dollars and as a percentage of net sales. Historical results and percentage relationships are not necessarily indicative of the results that may be expected for any future period.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                                                    Three Months Ended March 31,
                                              --------------------------------------
                                                     2003                 2002
                                              -----------------    -----------------
                                                $           %         $          %
                                              ------      -----    ------      -----
Net sales.....................                70,867      100.0    63,787      100.0
Cost of goods sold............                57,057       80.5    51,212       80.3
Gross profit..................                13,810       19.5    12,575       19.7
SG&A..........................                 7,790       11.0     7,424       11.6
Amortization of intangibles...                   616        0.9       868        1.4
Management fees...............                   275        0.4       275        0.4
Operating income..............                 5,129        7.2     4,008        6.3
Net income....................                 2,590        3.7     1,160        1.8

COMPARISON OF RESULTS OF OPERATIONS:

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Net Sales. Net sales for the first quarter of 2003 totaled $70.9 million and were 11.1% higher than the $63.8 million reported in the same period last year. Strength in both segments contributed to this result. Net sales in the Diesel Group increased by $2.7 million, or 5.4%, to $53.4 million in the first quarter of 2003 compared to the first quarter of 2002. Primarily driven by additional OEM sales, this $2.7 million increase reflected $2.6 million in higher demand for fuel injection equipment from Deere, as well as $2.0 million in higher PCA sales to Cummins Inc. The continued decline in service demand for the DS fuel pump resulted in a $1.3 million reduction in 2003 versus 2002 first quarter sales. This lower level of demand for the DS fuel pump is expected to continue as the in-service vehicle population diminishes with time. Increases in first quarter net sales in the Precision Engine segment totaled $4.3 million or 33.2% more than the same period in 2002. This increase was almost evenly divided between higher aftermarket sales of slipper tappets and higher OEM sales to DCX and Tritec. Sales to DCX in 2003 included $2.8 million of first year shipments of valve-train actuator assemblies ("VTAA") destined for use in the new Pacifica vehicle. Shipments of the VTAA are expected to increase during 2003 as they replace the roller-rocker arm products being produced for the DCX L/H platform scheduled for phase-out later this year.

Gross Profit. Gross profit for the Company in the first quarter of 2003 increased to $13.8 million from $12.6 million for the same period in 2002. The gross profit as a percentage to net sales decreased slightly in the first quarter of 2003 to 19.5% from 19.7% for the same period of 2002 due primarily to a higher percentage of Precision Engine gross profit to total gross profit in 2003. Gross profit results increased in both segments in proportion to the changes in sales discussed above. A 5.4% increase in first quarter sales in the Diesel Group resulted in a 5.6% increase in gross profit. In addition to the higher gross profit generated by the additional sales in the first quarter, Diesel Group reported lower manufacturing costs in 2003, particularly for PCA products that were in the early start-up phases of production in early 2002. The 33.2% increase in first

                     STANADYNE CORPORATION AND SUBSIDIARIES

quarter net sales in Precision Engine, produced a 52.2% increase in gross profit. Gross profit in this segment was also favorably influenced by lower overhead costs in the first quarter of 2003 and price increases on slipper tappets implemented in July of 2002.

SG&A. SG&A of $7.8 million in the first quarter of 2003 was higher than the $7.4 million reported for the first quarter of 2002. Diesel Group SG&A costs totaled $6.7 million in the first quarters of both 2002 and 2003, with very few significant differences to report. SG&A results in Precision Engine were $0.4 million higher in the first quarter of 2003 due primarily to $0.2 million of foreign exchange differences on operations in Brazil.

Amortization of Intangibles. Amortization of intangible assets decreased to $0.6 million in the first quarter of 2003 from $0.9 million in the first quarter of 2002. This reduction reflected the conclusion of the amortization schedule for the Company's old business systems software that was replaced by the new ERP system in 2002.

Operating Income. Operating income for the first quarter of 2003 totaled $5.1 million versus $4.0 million for the same period a year ago. As a percentage of net sales, operating income increased to 7.2% in the first quarter of 2003 from 6.3% in the first quarter of 2002. Higher gross profit and lower amortization expense resulted in increased operating income for the first quarter of 2003 for the Diesel Group of $4.6 million or 8.6% of net sales from $3.8 million or 7.4% of net sales in the first quarter of 2002. Driven primarily by higher gross profits, operating income for Precision Engine doubled in the first quarter of 2003 to $0.5 million or 3.0% of net sales.

Net Income. Net income in the first quarter of 2003 totaled $2.6 million versus a net income of $1.2 million for the same period in 2002. This improvement reflects the combined result of $1.1 million of higher operating income in 2003, $0.8 million gain on the repurchase of a portion of the Company's bonds, $0.3 million in lower interest expense, due to less debt and lower interest rates, and $0.8 million increase in income taxes. The increase to income taxes included $0.5 million for a valuation allowance associated with net operating loss carry forwards in SpA that are anticipated to partially expire at year end.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are cash flows from operations supplemented by a revolving credit facility under which $23.9 million was available for borrowings as of March 31, 2003. The Company occasionally utilizes capital leasing and, for its foreign operations in Italy and India, maintains a combination of overdraft and term loan facilities with local financial institutions on an as needed basis. As of March 31, 2003, there were borrowings of $22.9 million under the Term Loans, $0.5 million under the Revolving Credit Lines, $2.6 million in foreign overdraft facilities and $0.8 million in foreign term loans. The Company met all financial covenants set forth in the Credit Agreement for the March 31, 2003 measurement date.

                     STANADYNE CORPORATION AND SUBSIDIARIES

Cash Flows From Operating Activities. Cash flows from operations for the three months ended March 31, 2003 totaled $4.5 million as compared to $5.3 million for the same period of 2002. This $0.8 million year-to-year decline was primarily accounted for by increased working capital requirements in the first quarter of 2003. Due to the higher levels of business in both segments, increases to accounts receivable totaled $11.0 million in the first three months of 2003 and were partially offset by a $1.5 million decrease to inventory and a $7.4 million increase to accounts payable and accrued liability accounts. Although sales levels increased in 2003, better inventory management generated reductions in both segments and boosted turnover to 8.0 turns by the end of the first quarter. The growth in first quarter 2003 liability accounts was primarily in support of higher sales volumes but also reflected a $2.6 million increase to the Company's federal and state income tax liabilities for 2002 and 2003.

Cash Flows From Investing Activities. The Company's capital expenditures for the first three months of 2003 totaled $2.6 million compared to $1.4 million for the same period of 2002. The increased level of capital expenditures in 2003 includes expenditures for two new product programs in the Diesel Group segment:
$1.1 million for a gasoline supply pump program being developed for a European engine manufacturer with a targeted start of production in 2005; and $1.0 million for a Tier-II compliant fuel system scheduled for production later this year. The balance of the expenditures incurred in the first quarter of 2003 were for other new program launches, cost reduction efforts, quality enhancements and general maintenance projects.

Cash Flows From Financing Activities. Cash flows from financing activities for the three months ended March 31, 2003 resulted in a net decrease in cash of $4.8 million. Principal payments of long-term debt totaled $6.9 million, including the early retirement of $5.0 million in outstanding Notes. Borrowings under the Revolving Credit Facility totaled $0.5 million and additional overdraft borrowings at SpA were $0.8 million. Foreign term borrowings at SAPL totaling $0.8 million were required to purchase machinery and equipment for the Company's joint venture activities in India. Investments in the share capital of SAPL by the minority partner increased cash flows by $0.1 million in the first quarter of 2003.

Pension Plans. The Company maintains a qualified defined benefit pension plan (the "Qualified Plan"), which covers substantially all domestic hourly and salary employees except for Tallahassee hourly employees and an unfunded nonqualified plan to provide benefits in excess of amounts permitted to be paid under the provisions of the tax law to participants in the Qualified Plan.

The value of the Qualified Plan assets decreased from $43.8 million at December 31, 2001 to $37.8 million at December 31, 2002. The combination of weak investment performance and declining discount rates during 2002 resulted in an increase in the Qualified Plan unfunded benefit obligation. Contributions to the Qualified Plan for the 2002 plan year are expected to be approximately $3.2 million to achieve a current liability funding level of 80%. This contribution will be made on or before September 15, 2003. The Company continues to examine the longer term projections for pension expense and cash contributions.

                     STANADYNE CORPORATION AND SUBSIDIARIES

(2)      NEW ACCOUNTING STANDARD

The Company has adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of FASB Statement No. 123. The Statement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock compensation awards under the intrinsic method of APB Opinion No. 25 requiring compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. All options awarded under the Company's stock option plans are granted with an exercise price equal to the fair market value on the date of the grant.

(3)      CRITICAL ACCOUNTING POLICIES

We prepare the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies involving estimates which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include: product warranty reserves, inventory reserves for excess or obsolescence, self insurance healthcare costs, and pension and postretirement benefit liabilities and are more fully described in the notes to our consolidated financial statements contained in our annual report on Form 10-K.

(4)      CAUTIONARY STATEMENT

This quarterly report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements with respect to the financial condition, results of operations and business of the Company and management's discussion and analysis of financial condition and results of operations. All of these forward-looking statements are based on estimates and assumptions made by the management of the Company which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such estimates and statements. No assurance can be given that any such estimates will be realized, and it is likely that actual results will differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (1) increased competition; (2) increased costs; (3) loss or retirement of key members of management; (4) increases in the Company's cost of borrowing or inability or unavailability of additional debt or equity capital; (5) loss of material customers; (6) adverse state or federal legislation or regulation or adverse determinations in pending litigation; (7) changes in the value of the U.S. dollar relative to foreign currencies of countries where the Company conducts its

                     STANADYNE CORPORATION AND SUBSIDIARIES

business; and (8) changes in general economic conditions and/or in the automobile, light duty trucks, agricultural and construction vehicles and equipment, industrial products and marine equipment markets in which the Company competes. Many of such factors are beyond the control of the Company and its management. The forward-looking statements contained in this report speak only as of the date on which such statements were made. The Company undertakes no duty or obligation to publicly update or revise any forward-looking statements or to reflect new, changing or unanticipated events or circumstances.

                     STANADYNE CORPORATION AND SUBSIDIARIES

ITEM 3:           QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK

The Company is exposed to market risks which include changes in interest rates and changes in foreign currency exchange rates as measured against the U.S. dollar.

Interest Rate Risk. The carrying values of the Company's revolving credit lines and term loans approximate fair value. The term loans are primarily LIBOR-based borrowings and are repriced approximately every three months based on prevailing market rates. A 10% change in the interest rate on the term loans would have had a negligible effect on the interest expense recorded in the first three months of 2003. The 10 1/4% Notes bear interest at a fixed rate and, therefore, are not sensitive to interest rate fluctuation. The fair value of the Company's $71.0 million in Notes based on quoted market prices on March 31, 2003 was approximately $54.6 million.

Foreign Currency Risk. The Company has subsidiaries in Brazil and Italy, a joint venture in India and a branch office in France, and therefore is exposed to changes in foreign currency exchange rates. Changes in exchange rates may positively or negatively affect the Company's sales, gross margins, and retained earnings. However, historically, these locations have contributed less than 15% of the Company's net sales and retained earnings, with most of these sales attributable to the Italian and Brazilian subsidiaries. The Company also sells its products from the United States to foreign customers for payment in foreign currencies as well as dollars. Foreign currency exchange differences were net gains of $0.1 million and $0.3 million for the three months ended March 31, 2003 and 2002, respectively. A majority of the exchange differences are related to the Company's operations in Brazil. The Company does not hedge against foreign currency risk.

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

         b. No report on Form 8-K was filed during the quarter ended March 31, 2003.

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

                                                      Stanadyne Corporation
                                                      ---------------------
                                                           (Registrant)

Date: May 14, 2003                                    /s/ Stephen S. Langin
                                                      ---------------------
                                                      Stephen S. Langin
                                                      Vice President and
                                                       Chief Financial Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date: May 14, 2003

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date: May 14, 2003

/s/ Stephen S. Langin
---------------------

Stephen S. Langin
Vice President and Chief Financial Officer

EXHIBIT INDEX:

         99 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002