Form 10-Q
period 2003-06-30
STANADYNE AUTOMOTIVE CORP
filed 2003-08-13
CIK 1053439

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________to___________________

Commission File Number 333-45823

                              STANADYNE CORPORATION
                              ---------------------
             (Exact name of registrant as specified in its charter)

                       Delaware                                                    22-2940378
--------------------------------------------------------------              ----------------------
(State or other jurisdiction of incorporation or organization)              (I.R.S. Employer I.D.)

         92 Deerfield Road, Windsor, Connecticut                                  06095-4209
--------------------------------------------------------------              ----------------------
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

                                 Yes [ ] No [X]

The number of Common Shares of the Company, $0.01 per share par value, outstanding as of July 31, 2003 was 1,000.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


Part I    Financial Information

          Item 1 Financial Statements

                 Condensed Consolidated Balance Sheets as of
                 June 30, 2003 (unaudited) and December 31, 2002....................................      3

                 Condensed Consolidated Statements of Operations for the three
                 months ended June 30, 2003 and 2002 (unaudited)....................................      4

                 Condensed Consolidated Statements of Operations for the six
                 months ended June 30, 2003 and 2002 (unaudited)....................................      5

                 Condensed Consolidated Statements of Cash Flows for the six
                 months ended June 30, 2003 and 2002 (unaudited)....................................      6

                 Notes to Condensed Consolidated Financial Statements (unaudited)...................   7-20


          Item 2 Management's Discussion and Analysis of Financial Condition
                 and Results of Operations..........................................................  21-28

          Item 3 Quantitative and Qualitative Disclosures About Market Risk.........................     29

          Item 4 Controls and Procedures............................................................     30


Part II  Other Information

          Item 6  Exhibits and Reports on Form 8-K..................................................     31

          Signature   ..............................................................................     32

                     STANADYNE CORPORATION AND SUBSIDIARIES

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                             (UNAUDITED)
                                                                               June 30,     DECEMBER 31,
                            ASSETS                                              2003          2002
                                                                              --------      ---------
Current assets:
       Cash and cash equivalents                                              $  5,952      $   4,683
       Accounts receivable, net of allowance for uncollectible
         accounts of $660 at June 30, 2003 and $522 at December 31, 2002        45,028         33,045
       Inventories, net                                                         33,432         33,395
       Prepaid expenses and other current assets                                 1,540          1,299
       Deferred income taxes                                                     5,515          5,919
                                                                              --------      ---------
                            Total current assets                                91,467         78,341

Property, plant and equipment, net                                             107,112        108,326
Goodwill                                                                        70,525         68,090
Intangible and other assets, net                                                 8,218          9,485
Due from Stanadyne Automotive Holding Corp.                                      4,216          4,216
                                                                              --------      ---------
                            Total assets                                      $281,538      $ 268,458
                                                                              ========      =========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                       $ 20,929      $  19,864
       Accrued liabilities                                                      29,458         26,532
       Current maturities of long-term debt                                      6,862          9,456
       Current installments of capital lease obligations                           140            117
                                                                              --------      ---------
                            Total current liabilities                           57,389         55,969

Long-term debt, excluding current maturities                                    89,321         92,999
Deferred income taxes                                                              107            666
Capital lease obligations, excluding current installments                          310            324
Other noncurrent liabilities                                                    56,298         50,949
                                                                              --------      ---------
                            Total liabilities                                  203,425        200,907
                                                                              --------      ---------

Minority interest in consolidated subsidiary                                       278            232
Commitments and contingencies                                                       --             --

Stockholders' equity:
       Common stock                                                                 --             --
       Additional paid-in capital                                               59,858         59,858
       Other accumulated comprehensive income (loss)                                58         (4,174)
       Retained earnings                                                        17,919         11,635
                                                                              --------      ---------
                            Total stockholders' equity                          77,835         67,319
                                                                              --------      ---------
              Total liabilities and stockholders' equity                      $281,538      $ 268,458
                                                                              ========      =========

            See notes to condensed consolidated financial statements.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                        Three Months    Three Months
                                                           Ended           Ended
                                                          June 30,        June 30,
                                                            2003            2002
                                                        -------------   ------------
Net sales                                                 $ 73,467       $ 73,986
Cost of goods sold                                          57,889         58,581
                                                          --------       --------
Gross profit                                                15,578         15,405

Selling, general and administrative expenses                 6,515          8,278
Amortization of intangibles                                    625            868
Management fees                                                275            275
                                                          --------       --------
Operating income                                             8,163          5,984

Other income (expenses):
       Interest, net                                        (2,056)        (2,394)
                                                          --------       --------
Income before income taxes and minority interest             6,107          3,590

Income taxes                                                 2,499          1,104
                                                          --------       --------
Income before minority interest                              3,608          2,486

Minority interest in loss of consolidated subsidiary            86             69
                                                          --------       --------
Net income                                                $  3,694       $  2,555
                                                          ========       ========


            See notes to condensed consolidated financial statements.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                         Six Months       Six Months
                                                            Ended           Ended
                                                           June 30,        June 30,
                                                             2003           2002
                                                          ---------       ---------
Net sales                                                 $ 144,334       $ 137,773
Cost of goods sold                                          114,946         109,793
                                                          ---------       ---------
Gross profit                                                 29,388          27,980

Selling, general and administrative expenses                 14,305          15,702
Amortization of intangibles                                   1,241           1,736
Management fees                                                 550             550
                                                          ---------       ---------
Operating income                                             13,292           9,992

Other income (expenses):
       Gain from extinguishment of debt                         813              --
       Interest, net                                         (4,180)         (4,804)
                                                          ---------       ---------
Income before income taxes and minority interest              9,925           5,188

Income taxes                                                  3,800           1,593
                                                          ---------       ---------
Income before minority interest                               6,125           3,595

Minority interest in loss of consolidated subsidiary            159             120
                                                          ---------       ---------
Net income                                                $   6,284       $   3,715
                                                          =========       =========


            See notes to condensed consolidated financial statements.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                 Six Months       Six Months
                                                                    Ended           Ended
                                                                   June 30,        June 30,
                                                                     2003            2002
                                                                 ----------       ----------
Cash flows from operating activities:
    Net income                                                     $  6,284       $  3,715
    Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                  10,458         10,337
      Deferred income tax benefit                                      (106)          (554)
      Loss applicable to minority interest                             (159)          (120)
      Loss on disposal of property, plant and equipment                  28             --
      Changes in operating assets and liabilities                    (2,789)        (9,369)
                                                                   --------       --------
          Net cash provided by operating activities                  13,716          4,009
                                                                   --------       --------

Cash flows from investing activities:
    Capital expenditures                                             (5,362)        (4,758)
    Proceeds from disposal of property, plant and equipment               2             --
                                                                   --------       --------
          Net cash used in investing activities                      (5,360)        (4,758)
                                                                   --------       --------
Cash flows from financing activities:
    Proceeds on foreign term loan                                     1,396             --
    Net proceeds on revolving credit facilities                          --          2,225
    Net proceeds on foreign overdraft facilities                        822          1,308
    Principal payments on long-term debt                             (8,889)        (2,803)
    Payments of capital lease obligations                               (63)           (42)
    Proceeds from investment by minority interest                       205            330
                                                                   --------       --------
          Net cash (used in) provided by financing activities        (6,529)         1,018
                                                                   --------       --------
Cash and cash equivalents:
    Net increase in cash and cash equivalents                         1,827            269
    Effect of exchange rate changes on cash                            (558)           217
    Cash and cash equivalents at beginning of period                  4,683            120
                                                                   --------       --------
    Cash and cash equivalents at end of period                     $  5,952       $    606
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

Basis of Presentation. The balance sheet as of December 31, 2002 is condensed financial information derived from the audited balance sheet. The interim financial statements are unaudited. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation for the periods presented. Certain amounts have been reclassified in the 2002 financial statements to conform to the 2003 presentation. The Company's quarterly results are subject to fluctuation; consequently the results of operations and cash flows for any quarter are not necessarily indicative of the results and cash flows for any future period.

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

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


Had compensation costs for options been determined based on the fair value of options outstanding for the three-month periods ended June 30, 2003 and 2002 and for the six-month periods ended June 30, 2003 and 2002, pro forma net income would be as follows:

                                   Three Months            Six Months
                                   Ended June 30,         Ended June 30,
                                ------------------      ------------------
                                 2003        2002        2003        2002
                                ------      ------      ------      ------
Net income as reported          $3,694      $2,555      $6,284      $3,715

Stock based compensation
using Black-Scholes option
valuation model, net of
related tax effects                100          73         153         103
                                ------      ------      ------      ------

Pro forma net income            $3,594      $2,482       6,131       3,612
                                ======      ======      ======      ======

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

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)



(2)      INVENTORIES

Components of inventories are as follows:

                                             As of            As of
                                          June 30, 2003   December 31, 2002
                                          -------------   -----------------
Raw materials and purchased parts           $ 9,113           $ 9,028
Work-in-process                              17,537            16,453
Finished goods                                6,782             7,914
                                            -------           -------
                                            $33,432           $33,395
                                            =======           =======

(3)      INCOME TAXES

The Company had an effective income tax rate of 38.3% for the first six months of 2003, compared to 30.7% for the first six months of 2002. In the first six months of 2003, the Company recorded $3.8 million of tax expense on a pre-tax income of $9.9 million. Taxes for 2003 include $0.7 million for a valuation allowance associated with foreign net operating loss carryforwards of SpA that are anticipated to expire at year end without utilization. In 2002, the Company recorded $1.6 million of tax expense on a pre-tax income of $5.2 million. The Company received U.S. income tax benefits for export sales in both periods. The Company applies the estimated annual tax rate to the quarterly earnings to provide consistent quarterly tax rates based on the estimated effective tax rate for the year. To the extent there are differences between components of planned and actual net income, the estimated annual tax rate for the year could change and, in turn, have an impact on future quarterly tax rates.

(4)      LONG-TERM DEBT

The Company had $71.0 million and $76.0 million of Notes at an interest rate of 10.25% outstanding at June 30, 2003 and December 31, 2002, respectively. The Notes are due on December 15, 2007. On January 15, 2003 the Company retired $5.0 million in Notes at the market price of $4.1 million. As a result of the early retirement of the Notes, the Company realized a $0.8 million gain after the write off of unamortized debt issuance costs of $0.1 million. The transaction was recorded as other income in the Company's consolidated financial statements.

The Company had $20.9 million and $24.8 million in U.S.-based term loans (the "Term Loans") outstanding at June 30, 2003 and December 31, 2002, respectively, at various interest rates on June 30, 2003 ranging from 3.31% to 5.5%. The Company had $24.4 million in revolving credit lines (the "Revolving Credit Lines") available for borrowings at June 30, 2003 and December 31, 2002. The Company had no borrowings against the Revolving Credit Lines at June 30, 2003 and December 31, 2002. The Term Loans and the Revolving Credit Lines are governed by a Credit

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


Agreement dated December 11, 1997, as amended (the "Credit Agreement"). The Company was in compliance with the quarterly financial performance covenants as established by the Credit Agreement as of the June 30, 2003 measurement date.

Overseas operations included $2.9 million and $1.7 million in overdraft borrowings at SpA outstanding at June 30, 2003 and December 31, 2002, respectively. Also, the Company had $1.4 million in foreign term loan borrowings at SAPL outstanding at June 30, 2003.

(5)      GOODWILL AND INTANGIBLE AND OTHER ASSETS

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." With the adoption of SFAS No. 142, goodwill is no longer subject to amortization but is annually assessed for impairment by applying a fair-value based test. Within six months of adoption of SFAS No. 142, the Company was required to complete a transitional impairment review using a fair value methodology to identify if there was impairment to the goodwill or intangible assets of indefinite life. Any impairment loss resulting from the transitional impairment test would have been recorded as a cumulative effect of a change in accounting principle for the quarter ended June 30, 2002. The Company completed its evaluation of the carrying value of goodwill during the second quarter of 2002 and determined that there was no impairment of goodwill. SFAS No. 142 requires that goodwill be tested annually and between annual tests if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company's annual evaluation of the carrying value of goodwill completed during the second quarter of 2003 also determined that there was no impairment of goodwill. Subsequent impairment losses, if any, will be reflected in operating income in the consolidated Statement of Operations.

Goodwill for the Diesel Systems Group (the "Diesel Group") was $59.1 million and $56.7 million at June 30, 2003 and December 31, 2002, respectively. The change in goodwill balances between periods is due to foreign currency translation of Euro-denominated goodwill at SpA. Goodwill for Precision Engine Products ("Precision Engine") was $11.4 million at June 30, 2003 and December 31, 2002. Major components of intangible and other assets at June 30, 2003 and December 31, 2002 are listed below:

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


                                  June 30, 2003                 December 31, 2002
                             -------------------------      -------------------------
                               Gross                         Gross
                             Carrying     Accumulated       Carrying      Accumulated
                               Value      Amortization       Value       Amortization
                             ---------    ------------      --------     ------------
Patents                       $ 9,809        $ 7,109        $ 9,809        $ 6,487
Debt issuance costs             8,024          5,969          8,149          5,466
Pension intangible asset        1,796             --          1,796             --
Software                        3,544          3,544          3,544          3,544
Customer contracts              1,310          1,042          1,310            947
Other                           1,831            432          1,732            411
                              -------        -------        -------        -------
                              $26,314        $18,096        $26,340        $16,855
                              =======        =======        =======        =======

Amortization expense of intangible assets was $1,241 and $1,736 for the six months ended June 30, 2003 and 2002, respectively. Estimated annual amortization expense of intangible assets is expected to be $2,400 in 2003, $1,153 in 2004, $818 in 2005, $805 in 2006 and $632 in 2007.

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

The Company is subject to potential environmental liabilities as a result of various claims and legal actions, which are pending or may be asserted against the Company. Reserves for such liabilities have been established, and no insurance recoveries have been anticipated in the determination of the reserves. In management's opinion, the aforementioned claims will be resolved without material adverse effect on the consolidated results of operations, financial position or cash flows of the Company. Also, in conjunction with the acquisition of the Company from Metromedia Company ("Metromedia") on December 11, 1997, Metromedia agreed to partially indemnify the Company and AIP for certain environmental matters. The effect of this indemnification is to limit the Company's financial exposure for known environmental issues.

In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The disclosure for the Company's warranty accrual is provided below:

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


                                             Three Months Ended June 30,            Six Months Ended June 30,
                                             --------------------------            --------------------------
                                              2003               2002               2003               2002
                                             -------            -------            -------            -------
Warranty liability, beginning of period      $ 1,688            $ 2,260            $ 1,875            $ 3,000
Warranty expense based on products sold          210                131                420                262
Adjustments to warranty estimates               (150)              (104)              (300)              (808)
Warranty claims paid                            (135)              (156)              (382)              (323)
                                             -------            -------            -------            -------
Warranty liability, end of period            $ 1,613            $ 2,131            $ 1,613            $ 2,131
                                             =======            =======            =======            =======

The Company's warranty accrual is included as components of accrued liabilities and other noncurrent liabilities on the consolidated balance sheets.

(7)      COMPREHENSIVE INCOME

The Company's comprehensive income is as follows:

                                                 Three Months              Six Months
                                                Ended June 30,            Ended June 30,
                                             -------------------       --------------------
                                              2003        2002          2003         2002
                                             -------     -------       -------      -------
Net income                                   $3,694      $2,555        $ 6,284      $3,715

Other comprehensive income, net of tax:
  Foreign currency translation adjustments    2,189       1,626          4,232       1,041
                                             ------      ------        -------      ------

Comprehensive income                         $5,883      $4,181        $10,516      $4,756
                                             ======      ======        =======      ======

(8)      SEGMENTS

The Company has two reportable segments, the Diesel Group and Precision Engine. The Diesel Group manufactures diesel fuel injection equipment including fuel pumps, injectors, filtration systems and miscellaneous non-proprietary products. This segment accounted for approximately 74% and 79% of the Company's revenues for the three months ended June 30, 2003 and 2002, respectively, and approximately 75% and 79% of total revenues for the six months ended June 30, 2003 and 2002, respectively. Precision Engine manufactures roller-rocker arms, hydraulic valve lifters and lash adjusters for gasoline engines. Revenues for Precision Engine accounted for approximately 26% and 21% of total revenues for the three months ended June 30, 2003 and 2002, respectively, and approximately 25% and 21% of total revenues for the six months ended June 30, 2003 and 2002, respectively. The Company considers the Diesel Group and Precision Engine to be two distinct segments because the operating results of each are compiled, reviewed and managed separately. There were no inter-segment sales between the Diesel Group and Precision Engine for any of the periods presented.

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


The following summarizes key information used by the Company in evaluating the performance of each segment for the three months ended June 30, 2003 and 2002 and as of and for the six months ended June 30, 2003 and 2002:

                                         For the Three Months Ended June 30, 2003
                                         ----------------------------------------
                                    Diesel        Precision
                                    Group          Engine       Eliminations    Totals
                                   -------        -------       ------------    -------
Net sales                          $54,531        $18,936            $--        $73,467
Gross profit                        12,773          2,805             --         15,578
Depreciation and amortization
  expense                            4,426            810             --          5,236
Operating income                     5,543          2,620             --          8,163
Net income                           2,266          1,428             --          3,694
Total capital expenditures           2,460            254             --          2,714

                                       For the Three Months Ended June 30, 2002
                                       ----------------------------------------
                                    Diesel    Precision
                                    Group       Engine      Eliminations    Totals
                                   -------    ---------     ------------    -------
Net sales                          $58,814      $ 15,172       $   --      $73,986
Gross profit                        14,156         1,249           --       15,405
Depreciation and amortization
  expense                            4,305           855           --        5,160
Operating income (loss)              6,434          (450)          --        5,984
Net income (loss)                    3,396          (841)          --        2,555
Total capital expenditures           2,639           732           --        3,371

                                    As of and For the Six Months Ended June 30, 2003
                                    ------------------------------------------------
                                    Diesel    Precision
                                    Group       Engine      Eliminations     Totals
                                   -------    ---------     ------------     -------
Net sales                          $107,936      $36,398      $     --       $144,334
Gross profit                         24,830        4,558            --         29,388
Depreciation and amortization
  expense                             8,827        1,631            --         10,458
Operating income                     10,155        3,137            --         13,292
Net income                            4,750        1,534            --          6,284
Total assets                        249,001       51,477       (18,940)       281,538
Total capital expenditures            4,884          478            --          5,362

                                     As of and For the Six Months Ended June 30, 2002
                                     ------------------------------------------------
                                    Diesel    Precision
                                    Group       Engine      Eliminations        Totals
                                   -------    ---------     ------------      ---------
Net sales                          $109,488      $ 28,285       $     --       $137,773
Gross profit                         25,579         2,401             --         27,980
Depreciation and amortization
  expense                             8,626         1,711             --         10,337
Operating income (loss)              10,185          (193)            --          9,992
Net income (loss)                     4,776        (1,061)            --          3,715
Total assets                        247,923        52,040        (16,136)       283,827
Total capital expenditures            3,781           977             --          4,758

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

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)


                                                                    Consolidating Condensed Balance Sheets
                                                                                June 30, 2003
                                                                                -------------
                                                    Stanadyne                                                   Stanadyne
                                                   Corporation     Subsidiary   Non-Guarantor                   Corporation
                                                      Parent        Guarantor   Subsidiaries    Eliminations   & Subsidiaries
                                                      ------        ---------   ------------    ------------   --------------
ASSETS
Current assets:
    Cash and cash equivalents                       $   5,055       $    221       $   321      $    355          $  5,952
    Accounts receivable, net                           29,170         11,197         4,661            --            45,028
    Inventories, net                                   19,674          8,577         5,466          (285)(a)        33,432
    Other current assets                                5,348            341         1,366            --             7,055
                                                    ---------       --------       -------      --------          --------
    Total current assets                               59,247         20,336        11,814            70            91,467
Property, plant and equipment, net                     72,578         16,044        18,490            --           107,112
Goodwill                                               43,465         11,360        15,700            --            70,525
Intangible and other assets, net                        7,952            667         1,994        (2,395)(b)         8,218
Investment in subsidiaries                             29,459         (3,446)           --       (26,013)(c)            --
Due from Stanadyne Automotive Holding Corp.             4,216             --            --            --             4,216
                                                    ---------       --------       -------      --------          --------
    Total assets                                    $ 216,917       $ 44,961       $47,998      $(28,338)         $281,538
                                                    =========       ========       =======      ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and
      accrued liabilities                           $  34,784       $ 10,528       $ 5,076      $     (1)         $ 50,387
    Current maturities of long-term
      debt and capital lease obligations                3,978             --         3,024            --             7,002
                                                    ---------       --------       -------      --------          --------
    Total current liabilities                          38,762         10,528         8,100            (1)           57,389
Long-term debt and capital lease obligations           87,910             --         1,721            --            89,631
Other noncurrent liabilities                           39,678         10,959         8,047        (2,279)(b)        56,405
Minority interest in consolidated subsidiary               --             --            --           278               278
Intercompany accounts                                 (25,300)         6,553        18,854          (107)               --
Stockholders' equity                                   75,867         16,921        11,276       (26,229)(c)        77,835
                                                    ---------       --------       -------      --------          --------
    Total liabilities and stockholders' equity      $ 216,917       $ 44,961       $47,998      $(28,338)         $281,538
                                                    =========       ========       =======      ========          ========

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

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)


                                                                    Consolidating Condensed Balance Sheets
                                                                              December 31, 2002
                                                                              -----------------
                                                    Stanadyne                                                   Stanadyne
                                                   Corporation     Subsidiary   Non-Guarantor                   Corporation
                                                     Parent         Guarantor   Subsidiaries   Eliminations    & Subsidiaries
                                                     ------         ---------   ------------   ------------    --------------
ASSETS
Current assets:
    Cash and cash equivalents                       $   4,223       $      8       $   452      $     --          $  4,683
    Accounts receivable, net                           22,869          6,506         3,670            --            33,045
    Inventories, net                                   20,348          8,480         4,902          (335)(a)        33,395
    Other current assets                                5,369            378         1,471            --             7,218
                                                    ---------       --------       -------      --------          --------
    Total current assets                               52,809         15,372        10,495          (335)           78,341
Property, plant and equipment, net                     75,564         17,114        15,336           312           108,326
Goodwill                                               43,465         11,360        13,265            --            68,090
Intangible and other assets, net                        8,474            930         2,037        (1,956)(b)         9,485
Investment in subsidiaries                             27,218         (4,328)           --       (22,890)(c)            --
Due from Stanadyne Automotive Holding Corp.             4,216             --            --            --             4,216
                                                    ---------       --------       -------      --------          --------
    Total assets                                    $ 211,746       $ 40,448       $41,133      $(24,869)         $268,458
                                                    =========       ========       =======      ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and
      accrued liabilities                           $  33,507       $  8,083       $ 4,764      $     42          $ 46,396
    Current maturities of long-term
      debt and capital lease obligations                7,777             --         1,796            --             9,573
                                                    ---------       --------       -------      --------          --------
    Total current liabilities                          41,284          8,083         6,560            42            55,969
Long-term debt and capital lease obligations           92,999             --           324            --            93,323
Other noncurrent liabilities                           35,763         10,686         6,856        (1,690)(b)        51,615
Minority interest in consolidated subsidiary               --             --            --           232               232
Intercompany accounts                                 (27,950)         7,949        20,034           (33)               --
Stockholders' equity                                   69,650         13,730         7,359       (23,420)(c)        67,319
                                                    ---------       --------       -------      --------          --------
    Total liabilities and stockholders' equity      $ 211,746       $ 40,448       $41,133      $(24,869)         $268,458
                                                    =========       ========       =======      ========          ========

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

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)


                                                           Consolidating Condensed Statements of Operations
                                                                   Three Months Ended June 30, 2003
                                                                   --------------------------------
                                           Stanadyne                                                          Stanadyne
                                          Corporation     Subsidiary      Non-Guarantor                      Corporation
                                             Parent        Guarantor      Subsidiaries    Eliminations      & Subsidiaries
                                             ------        ---------      ------------    ------------      --------------
Net sales                                  $  50,725       $  18,078       $   5,473       $    (809)(a)      $  73,467
Cost of goods sold                            37,921          15,652           5,068            (752)(a)         57,889
                                           ---------       ---------       ---------       ---------          ---------
    Gross profit                              12,804           2,426             405             (57)            15,578
Selling, general, administrative and
  other operating expenses                     6,670             770            (428)            403              7,415
                                           ---------       ---------       ---------       ---------          ---------
    Operating income                           6,134           1,656             833            (460)             8,163
Interest, net                                 (1,604)           (145)           (288)            (19)            (2,056)
                                           ---------       ---------       ---------       ---------          ---------
    Income before income taxes
      and minority interest                    4,530           1,511             545            (479)             6,107
Income taxes                                   1,431             683             522            (137)             2,499
                                           ---------       ---------       ---------       ---------          ---------
    Income before minority interest            3,099             828              23            (342)             3,608
Minority interest in loss of
  consolidated subsidiary                         --              --              --              86                 86
                                           ---------       ---------       ---------       ---------          ---------
    Net income                             $   3,099       $     828       $      23       $    (256)         $   3,694
                                           =========       =========       =========       =========          =========

                                                                Consolidating Condensed Statements of Operations
                                                                        Three Months Ended June 30, 2002
                                                                        --------------------------------
                                                Stanadyne                                                         Stanadyne
                                               Corporation     Subsidiary     Non-Guarantor                      Corporation
                                                 Parent         Guarantor      Subsidiaries    Eliminations     & Subsidiaries
                                                 ------         ---------      ------------    ------------     --------------
Net sales                                       $  54,824       $  13,739       $   7,380       $  (1,957)(a)      $  73,986
Cost of goods sold                                 41,335          13,096           6,168          (2,018)(a)         58,581
                                                ---------       ---------       ---------       ---------          ---------
    Gross profit                                   13,489             643           1,212              61             15,405
Selling, general, administrative and
  other operating expenses                          7,305           1,212             904              --              9,421
                                                ---------       ---------       ---------       ---------          ---------
    Operating income (loss)                         6,184            (569)            308              61              5,984
Interest, net                                      (1,854)           (167)           (328)            (45)            (2,394)
                                                ---------       ---------       ---------       ---------          ---------
    Income (loss) before income taxes
      (benefit) and minority interest               4,330            (736)            (20)             16              3,590
Income taxes (benefit)                              1,391             104            (391)             --              1,104
                                                ---------       ---------       ---------       ---------          ---------
    Income (loss) before minority interest          2,939            (840)            371              16              2,486
Minority interest in loss of
  consolidated subsidiary                              --              --              --              69                 69
                                                ---------       ---------       ---------       ---------          ---------
    Net income (loss)                           $   2,939       $    (840)      $     371       $      85          $   2,555
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

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                            Consolidating Condensed Statements of Operations
                                                                     Six Months Ended June 30, 2003
                                                                     ------------------------------
                                                Stanadyne                                                      Stanadyne
                                               Corporation     Subsidiary    Non-Guarantor                    Corporation
                                                 Parent         Guarantor    Subsidiaries    Eliminations    & Subsidiaries
                                                 ------         ---------    ------------    ------------    --------------
Net sales                                       $ 100,260       $ 35,037       $ 10,548       $(1,511)(a)      $ 144,334
Cost of goods sold                                 75,518         30,911          9,982        (1,465)(a)        114,946
                                                ---------       --------       --------       -------          ---------
    Gross profit                                   24,742          4,126            566           (46)            29,388
Selling, general, administrative and
  other operating expenses                         13,652          2,004            (13)          453             16,096
                                                ---------       --------       --------       -------          ---------
    Operating income                               11,090          2,122            579          (499)            13,292
Other income (expenses):
   Gain from extinguishment of debt                   813             --             --            --                813
   Interest, net                                   (3,237)          (303)          (597)          (43)            (4,180)
                                                ---------       --------       --------       -------          ---------
    Income (loss) before income
      taxes and minority interest                   8,666          1,819            (18)         (542)             9,925
Income taxes                                        1,929            865          1,156          (150)             3,800
                                                ---------       --------       --------       -------          ---------
    Income (loss) before minority interest          6,737            954         (1,174)         (392)             6,125
Minority interest in loss of
  consolidated subsidiary                              --             --             --           159                159
                                                ---------       --------       --------       -------          ---------
    Net income (loss)                           $   6,737       $    954       $ (1,174)      $  (233)         $   6,284
                                                =========       ========       ========       =======          =========

                                                             Consolidating Condensed Statements of Operations
                                                                      Six Months Ended June 30, 2002
                                                                      ------------------------------
                                               Stanadyne                                                          Stanadyne
                                              Corporation      Subsidiary     Non-Guarantor                      Corporation
                                                 Parent         Guarantor     Subsidiaries    Eliminations      & Subsidiaries
                                                 ------         ---------     ------------    ------------      --------------
Net sales                                       $ 102,056       $  26,798       $  13,431       $  (4,512)(a)      $ 137,773
Cost of goods sold                                 77,585          25,193          11,509          (4,494)(a)        109,793
                                                ---------       ---------       ---------       ---------          ---------
    Gross profit                                   24,471           1,605           1,922             (18)            27,980
Selling, general, administrative and
  other operating expenses                         14,606           2,334           1,048              --             17,988
                                                ---------       ---------       ---------       ---------          ---------
    Operating income (loss)                         9,865            (729)            874             (18)             9,992
Interest, net                                      (3,709)           (334)           (656)           (105)            (4,804)
                                                ---------       ---------       ---------       ---------          ---------
    Income (loss) before income taxes
      (benefit) and minority interest               6,156          (1,063)            218            (123)             5,188
Income taxes (benefit)                              1,784             161            (352)             --              1,593
                                                ---------       ---------       ---------       ---------          ---------
    Income (loss) before minority interest          4,372          (1,224)            570            (123)             3,595
Minority interest in loss of
  consolidated subsidiary                              --              --              --             120                120
                                                ---------       ---------       ---------       ---------          ---------
    Net income (loss)                           $   4,372       $  (1,224)      $     570       $      (3)         $   3,715
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

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)


SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)


                                                                Consolidating Condensed Statements of Cash Flows
                                                                        Six Months Ended June 30, 2003
                                                                        ------------------------------
                                                    Stanadyne                                                  Stanadyne
                                                   Corporation    Subsidiary    Non-Guarantor                 Corporation
                                                     Parent        Guarantor    Subsidiaries   Eliminations  & Subsidiaries
                                                     ------        ---------    ------------   ------------  --------------
Cash flows from operating activities:
    Net income (loss)                               $  6,737       $    954       $ (1,174)      $   (233)      $  6,284
    Adjustments to reconcile net income
      (loss) to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                 8,079          1,615            764             --         10,458
         Other adjustments                            (1,045)           194            923           (150)           (78)
         Loss applicable to minority interest             --             --             --           (159)          (159)
         Changes in operating assets and
           liabilities                                 2,642         (3,429)        (3,129)         1,127         (2,789)
                                                    --------       --------       --------       --------       --------
         Net cash provided by (used in)
           operating activities                       16,413           (666)        (2,616)           585         13,716
                                                    --------       --------       --------       --------       --------
Cash flows from investing activities:
    Capital expenditures                              (3,936)          (476)        (1,260)           312         (5,360)
    Investment in subsidiaries                          (214)            --             --            214             --
                                                    --------       --------       --------       --------       --------
         Net cash used in
           investing activities                       (4,150)          (476)        (1,260)           526         (5,360)
                                                    --------       --------       --------       --------       --------
Cash flows from financing activities:
    Net change in debt                                (8,889)            --          2,155             --         (6,734)
    Net change in equity                              (2,549)         1,355          1,536           (137)           205
                                                    --------       --------       --------       --------       --------
         Net cash (used in) provided by
           financing activities                      (11,438)         1,355          3,691           (137)        (6,529)
                                                    --------       --------       --------       --------       --------
Net increase (decrease) in cash and
  cash equivalents                                       825            213           (185)           974          1,827
Effect of exchange rate changes on cash                    7             --             54           (619)          (558)
Cash and cash equivalents at
  beginning of period                                  4,223              8            452             --          4,683
                                                    --------       --------       --------       --------       --------
Cash and cash equivalents at
  end of period                                     $  5,055       $    221       $    321       $    355       $  5,952
                                                    ========       ========       ========       ========       ========

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONCLUDED)

                                                              Consolidating Condensed Statements of Cash Flows
                                                                      Six Months Ended June 30, 2002
                                                                      ------------------------------
                                                    Stanadyne                                                  Stanadyne
                                                   Corporation    Subsidiary    Non-Guarantor                 Corporation
                                                     Parent        Guarantor    Subsidiaries   Eliminations  & Subsidiaries
                                                     ------        ---------    ------------   ------------  --------------
Cash flows from operating activities:
    Net income (loss)                               $  4,372       $ (1,224)      $    570       $     (3)      $  3,715
    Adjustments to reconcile net income
      (loss) to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                 8,077          1,692            568             --         10,337
         Other adjustments                              (219)          (300)           (35)            --           (554)
         Loss applicable to minority interest             --             --             --           (120)          (120)
         Changes in operating assets and
           liabilities                                (7,259)           396         (2,764)           258         (9,369)
                                                    --------       --------       --------       --------       --------
         Net cash provided by (used in)
           operating activities                        4,971            564         (1,661)           135          4,009
                                                    --------       --------       --------       --------       --------
Cash flows from investing activities:
    Capital expenditures                              (3,481)          (924)          (353)            --         (4,758)
    Proceeds from disposal of property,
       plant and equipment                              (343)            --             --            343             --
                                                    --------       --------       --------       --------       --------
         Net cash used in
           investing activities                       (3,824)          (924)          (353)           343         (4,758)
                                                    --------       --------       --------       --------       --------
Cash flows from financing activities:
    Net change in debt                                  (578)            --          1,266             --            688
    Net change in equity                                (844)           499            981           (306)           330
                                                    --------       --------       --------       --------       --------
         Net cash (used in) provided by
           financing activities                       (1,422)           499          2,247           (306)         1,018
                                                    --------       --------       --------       --------       --------
Net (decrease) increase in cash and
  cash equivalents                                      (275)           139            233            172            269
Effect of exchange rate changes on cash                   25             --             20            172            217
Cash and cash equivalents at
  beginning of period                                    483              5            772         (1,140)           120
                                                    --------       --------       --------       --------       --------
Cash and cash equivalents at
  end of period                                     $    233       $    144       $  1,025       $   (796)      $    606
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

Continued strength in demand for the Company's products resulted in a 4.8% increase in overall revenues through the first six months of 2003 as compared to the same period last year. Results by operating segment were unbalanced with small reductions in sales and net income reported for the Diesel Group more than offset by improved results in Precision Engine. Net income for the Company of $6.3 million was significantly ahead of the $3.7 million reported for the first six months of 2002. Despite this improvement, the volatility of the underlying economy in 2003 could affect demand for the Company's products in the second half of the year. The Company remains cautious in its outlook for the remainder of the year.

After a strong first quarter, the Diesel Group segment reported a 7.3% decrease in second quarter sales in comparison to the same period a year ago. Weaker customer demand was evident in most aspects of the business except some fuel pump applications and PCA products. The impact of lower sales on operating income was minimized by reductions in manufacturing and overhead costs, including a $0.7 million reduction in second quarter 2003 versus 2002 cost for retiree health benefits. (See discussion under SG&A sections). The Diesel Group began production of two new products late in the second quarter of 2003: the Integrated Fuel System for Deere & Company's new PowerTech(TM) diesel engines and PCA components for Caterpillar's new ACERT(TM)technology-equipped engines.

Second quarter results for the Precision Engine segment included a 24.8% increase in sales from the same period in 2002 and a net income of $1.4 million. The sales increase was due primarily to higher demand from DaimlerChrysler ("DCX") for the combined shipments of roller rocker arms for the L/H platform, scheduled to phase out later this year, and the new CS platform supporting the Pacifica vehicle. During the second quarter of 2003, Precision Engine entered into an agreement with The Timken Company to jointly develop and market engine valve train components. The alliance will build on the respective strengths of Precision Engine and Timken's Automotive Powertrain Group to produce cost-effective products that will deliver significant valve train system value.

The Company has evaluated proposals from multiple financial institutions offering to provide a US-based credit facility to replace the existing Credit Agreement that begins to expire in December 2003. The Company expects to complete the new credit arrangements prior to December.

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

                                      Three Months Ended June 30,                Six Months Ended June 30,
                                      ---------------------------                -------------------------
                                        2003                2002                 2003                 2002
                                        ----                ----                 ----                 ----
                                    $         %         $         %          $        %           $         %
                                  ------    -----     ------    -----     -------    -----     -------    -----
Net sales                         73,467    100.0     73,986    100.0     144,334    100.0     137,773    100.0
Cost of goods sold                57,889     78.8     58,581     79.2     114,946     79.6     109,793     79.7
Gross profit                      15,578     21.2     15,405     20.8      29,388     20.4      27,980     20.3
SG&A                               6,515      8.9      8,278     11.2      14,305      9.9      15,702     11.4
Amortization of intangibles          625      0.9        868      1.2       1,241      0.9       1,736      1.3
Management fees                      275      0.4        275      0.4         550      0.4         550      0.4
Operating income                   8,163     11.1      5,984      8.1      13,292      9.2       9,992      7.3
Net income                         3,694      5.0      2,555      3.5       6,284      4.4       3,715      2.7

COMPARISON OF RESULTS OF OPERATIONS:

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Net Sales. Net sales for the second quarter of 2003 totaled $73.5 million and were, overall, slightly lower by 0.7% than the $74.0 million reported in the same period last year. Results by segment were mixed. Sales in the Diesel Group decreased by $4.3 million, or 7.3%, to $54.5 million in the second quarter of 2003 compared to the second quarter of 2002. Reflecting weaker overall customer demand, reductions were broad-based, occurring in all of the major product lines, except PCA, and with most of the major OEM customers. The continued decline in service demand for the DS fuel pump accounted for $1.2 million of the overall reduction in 2003 versus 2002 second quarter sales. Sales in the Precision Engine segment increased by $3.8 million, or 24.8%, to $18.9 million in the second quarter of 2003 compared to the same period in 2002. This increase was due primarily to higher demand from DCX for the combined shipments of roller rocker arms for the L/H platform, scheduled to phase out later this year, and the new CS platform supporting the Pacifica vehicle.

Gross Profit. Gross profit for the Company improved in the second quarter of 2003 to $15.6 million from $15.4 million for the same period in 2002. The gross profit as a percentage of net sales also increased to 21.2% from 20.8%. Driven primarily by the 24.8% increase in second quarter net sales in Precision Engine, gross profit results were also favorably impacted by lower overhead costs in the Diesel Group segment during the second quarter of 2003 and price increases on slipper tappets implemented in July 2002.

                     STANADYNE CORPORATION AND SUBSIDIARIES


SG&A. SG&A of $6.5 million in the second quarter of 2003 was significantly lower than the $8.3 million reported for the second quarter of 2002. There were two major components to this reduction. First, on June 1, 2003 the Company implemented changes to the retiree health benefit plans by standardizing cost sharing guidelines for all US retirees. The impact of this change reduced the Company's second quarter 2003 versus 2002 cost for retiree health benefits by $1.2 million. The full-year 2003 versus 2002 impact of the change in cost sharing is projected to be approximately $3.0 million. The second major component to the reduction in second quarter 2003 SG&A costs is $1.1 million of foreign exchange gains on Precision Engine operations in Brazil.

Amortization of Intangibles. Amortization of intangible assets decreased to $0.6 million in the second quarter of 2003 from $0.9 million in the second of 2002. This reduction reflected the conclusion of the amortization of the Company's old business systems software that was replaced by the new ERP system in 2002.

Operating Income. Operating income for the second quarter of 2003 totaled $8.2 million versus $6.0 million for the same period a year ago. As a percentage of net sales, operating income increased to 11.1% in the second quarter of 2003 from 8.1% in the second quarter of 2002. In the Diesel Group, lower gross profit of $1.4 million was only partially offset by lower amortization expense of $0.2 million and lower SG&A of $0.3 million, leaving operating income for the second quarter of 2003 of $5.5 million or 10.2% of net sales versus $6.4 million or 10.9% of net sales in the second quarter of 2002. Driven primarily by higher gross profits and lower SG&A, operating income for Precision Engine increased in the second quarter of 2003 to $2.6 million or 13.8% of net sales compared to an operating loss of $0.5 million or (3.0)% of net sales in the second quarter of 2002.

Net Income. Net income in the second quarter of 2003 totaled $3.7 million versus a net income of $2.6 million for the same period in 2002. This improvement reflects the combined result of $2.2 million of higher operating income in 2003, $0.3 million in lower interest expense due to less debt and lower interest rates, and a $1.4 million increase in income taxes. The increase to income taxes included $0.2 million for a valuation allowance associated with net operating loss carry forwards in SpA that are anticipated to expire at year end.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Net Sales. Despite the downturn in year over year second quarter sales, net sales for the first six months of 2003 totaled $144.3 million and were still 4.8% higher than the $137.8 million reported in the same period last year. Heavily influenced by the second quarter reduction in customer demand, net sales in the Diesel Group for the first six months of 2003 decreased by $1.6 million, or 1.4%, to $107.9 million. The continued decline in service demand for the DS fuel pump accounted for $2.1 million of the reduction in the Diesel Group first six months sales. The Precision Engine segment reported sales of $36.4 million for the first six months of 2003, totaling $8.1 million or 28.7% more than the same period in 2002. A significant portion of this increase, $5.6 million, was due to higher demand from DCX for the combined shipments of

                     STANADYNE CORPORATION AND SUBSIDIARIES


roller rocker arms for the L/H platform, scheduled to phase out later this year, and the new CS platform supporting the Pacifica vehicle. Higher OEM sales to Tritec in Brazil totaled $2.4 million more through the first six months of 2003 as success of the Mini Cooper continues to drive demand for roller rocker arms. Finally, Precision Engine aftermarket sales of slipper tappets began to slow in the second quarter of 2003 as competitors re-entered this segment of the market.

Gross Profit. Gross profit for the Company in the first six months of 2003 increased to $29.4 million and 20.4% of net sales from $28.0 million and 20.3% of net sales for the same period in 2002. Gross profit results in each segment changed in proportion to the changes in sales discussed above. In addition to the impact of lower sales in the first six months in the Diesel Group, the Euro-denominated portion of gross profits generated by operations in Italy were approximately 17.5% lower due to deterioration of the dollar versus the Euro. Gross profits in Precision Engine in the first six months of 2003 totaled $4.6 million or almost twice the amount recorded in the same period of 2002. Primarily due to the 28.7% increase in first six months net sales, higher gross profits in Precision Engine were also favorably influenced by price increases on slipper tappets implemented in July 2002.

SG&A. SG&A of $14.3 million in the first six months of 2003 was $1.4 million lower than the $15.7 million reported for the first six months of 2002. There were two major components to this reduction. First, on June 1, 2003 the Company implemented changes to the retiree health benefit plans by standardizing cost sharing guidelines for all US retirees. The impact of this change reduced the Company's year-to-date 2003 versus 2002 cost for retiree health benefits by $1.0 million. The full-year 2003 versus 2002 impact of the change in cost sharing is projected to be approximately $3.0 million. The second major component to the reduction in SG&A costs for the first six months of 2003 is $0.8 million of foreign exchange gains on Precision Engine operations in Brazil.

Amortization of Intangibles. Amortization of intangible assets decreased to $1.2 million for the first six months of 2003 from $1.7 million for the same period in 2002. This reduction reflected the conclusion of the amortization of the Company's old business systems software that was replaced by the new ERP system in 2002.

Operating Income. Operating income for the first six months of 2003 totaled $13.3 million versus $10.0 million for the same period a year ago. As a percentage of net sales, operating income increased to 9.2% in the first six months of 2003 from 7.3% in the first six months of 2002. Higher sales generated $1.4 million in additional gross profits which, when combined with $1.4 million in lower SG&A costs and $0.5 million in lower amortization expense, resulted in the significant improvement from the prior year. Although sales and gross profits in the Diesel Group were lower in the first six months of 2003 versus the same period in 2002, the lower SG&A and amortization expenses resulted in a slight improvement in operating income as a percentage of net sales to 9.4% from 9.3%. Driven primarily by higher gross profits and lower SG&A, operating income for Precision Engine in the first six months of 2003 totaled $3.3

                     STANADYNE CORPORATION AND SUBSIDIARIES


million or 8.6% of net sales compared to an operating loss of $0.2 million or (0.7)% of net sales in the first six months of 2002.

Net Income. Net income in the first six months of 2003 totaled $6.3 million or 4.4% of net sales versus a net income of $3.7 million or 2.7% for the same period last year. This improvement reflects the combined result of $3.3 million in added operating income in 2003, a $0.8 million gain on the repurchase of a portion of the Company's bonds, $0.6 million in lower interest expense, due to less debt and lower interest rates, all partially offset by a $2.2 million increase in income taxes. The increase to income taxes included $0.7 million for a valuation allowance associated with net operating loss carry forwards in SpA that are anticipated to partially expire at year end.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are cash flows from operations supplemented by a revolving credit facility under which $24.4 million was available for borrowings as of June 30, 2003. The Company occasionally utilizes capital leasing and, for its foreign operations in Italy and India, maintains a combination of overdraft and term loan facilities with local financial institutions on an as needed basis. As of June 30, 2003, there were borrowings of $20.9 million under the Term Loans, no borrowings under the Revolving Credit Lines, $2.9 million in foreign overdraft facilities and $1.4 million in foreign term loans. The Company met all financial covenants set forth in the Credit Agreement for the June 30, 2003 measurement date.

Cash Flows From Operating Activities. Cash flows from operations for the six months ended June 30, 2003 totaled $13.7 million as compared to $4.0 million for the same period of 2002. This $9.7 million year-to-year increase was primarily accounted for by $2.6 million in additional net income, supplemented by $6.6 million from lower working capital requirements. Increased levels of sales in the first six months of 2003, most notably in the Precision Engine segment, drove accounts receivable balances $11.3 million higher, consuming $0.4 million in additional cash as compared to the same period last year. Despite the increased sales levels in 2003, improved use and understanding of the Company's ERP system installed in the first quarter of 2002 has resulted in better inventory management. Inventory overall declined by $0.8 million in the first six months of 2003, consuming $4.0 million less cash than the same period in 2002. Monthly inventory turnover averaged 7.7 turns at the end of the first six months, reflecting a significant improvement from the 6.9 turns recorded for the same period in 2002. The growth in first quarter 2003 liability accounts was primarily in support of higher business levels, including a $0.2 million increase to the Company's federal and state income tax liabilities for 2002 and 2003.

Cash Flows From Investing Activities. The Company's capital expenditures for the first six months of 2003 totaled $5.4 million compared to $4.8 million for the same period of 2002. Capital expenditures in 2003 included $3.2 million in support of new product launches with the remainder applied to cost reduction, quality enhancements and general maintenance projects.

                     STANADYNE CORPORATION AND SUBSIDIARIES


Cash Flows From Financing Activities. Cash flows from financing activities for the six months ended June 30, 2003 resulted in a net decrease in cash of $6.5 million. Principal payments of long-term debt totaled $8.9 million, including the early retirement of $5.0 million in outstanding Notes. There were no borrowings under the Revolving Credit Facility. Additional overdraft borrowings at SpA this year totaled $0.8 million. Foreign term loan borrowings at SAPL totaling $1.4 million were required to purchase machinery and equipment for the Company's joint venture activities in India. Investments in the share capital of SAPL by the minority partner increased cash flows by $0.2 million in the first six months of 2003.

Pension Plans. The Company maintains a qualified defined benefit pension plan (the "Qualified Plan"), which covers substantially all domestic hourly and salary employees except for Tallahassee hourly employees and an unfunded nonqualified plan to provide benefits in excess of amounts permitted to be paid under the provisions of the tax law to participants in the Qualified Plan.

The value of the Qualified Plan assets decreased from $43.8 million at December 31, 2001 to $37.8 million at December 31, 2002. The combination of weak investment performance and declining discount rates during 2002 resulted in an increase in the Qualified Plan unfunded benefit obligation. Contributions to the Qualified Plan for the 2002 plan year are expected to be approximately $2.6 million to achieve a current liability funding level of 80%. The contribution will be made on or before September 15, 2003. The Company continues to examine the longer term projections for pension expense and cash contributions.

(2) NEW ACCOUNTING STANDARDS

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or an asset in some circumstances). The scope of SFAS No. 150 includes financial instruments issued in the form of shares that are mandatorily redeemable and that employ unconditional obligations requiring the issuer to redeem it by transferring its assets at a specific or determinable date or upon an event that is certain to occur.

                     STANADYNE CORPORATION AND SUBSIDIARIES


SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. Mandatorily redeemable financial instruments of nonpublic entities are subject to the provisions of SFAS No. 150 for the first fiscal period beginning after December 15, 2003. The Company believes that adoption of this statement will not have any material impact on the consolidated financial condition or results of operations.

(3) CRITICAL ACCOUNTING POLICIES

The Company prepares the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, the Company is required to make certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies involving estimates which the Company believes are the most critical to aid in fully understanding and evaluating the reported financial results include: product warranty reserves, inventory reserves for excess or obsolescence, income taxes, self insurance healthcare costs, and pension and postretirement benefit liabilities and are more fully described in the notes to the consolidated financial statements contained in the annual report on Form 10-K.

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

                     STANADYNE CORPORATION AND SUBSIDIARIES


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

Interest Rate Risk. The carrying values of the Company's revolving credit lines and term loans approximate fair value. The term loans are primarily LIBOR-based borrowings and are repriced every one to three months. A 10% change in the interest rate on the term loans would have had a negligible effect on the interest expense recorded in the six three months of 2003. The 10-1/4% Notes bear interest at a fixed rate and, therefore, are not sensitive to interest rate fluctuation. The fair value of the Company's $71.0 million in Notes based on quoted market prices on June 30, 2003 was approximately $57.5 million.

Foreign Currency Risk. The Company has subsidiaries in Brazil and Italy, a joint venture in India and a branch office in France, and therefore is exposed to changes in foreign currency exchange rates. Changes in exchange rates may positively or negatively affect the Company's sales, gross margins, and retained earnings. However, historically, these locations have contributed less than 15% of the Company's net sales and retained earnings, with most of these sales attributable to the Italian and Brazilian subsidiaries. The Company also sells its products from the United States to foreign customers for payment in foreign currencies as well as dollars. Foreign currency exchange differences were net gain (loss) of $0.8 million and $(0.1) million for the six months ended June 30, 2003 and 2002, respectively. A majority of the exchange differences are related to the Company's operations in Brazil. The Company does not hedge against foreign currency risk.

ITEM 4:     CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was conducted under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were adequate and designed to ensure that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported in a timely manner, including that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.


(B) CHANGES IN INTERNAL CONTROLS

There were no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses in internal controls, subsequent to the evaluation described above.

Reference is made to the Certifications of the Chief Executive Officer and Chief Financial Officer about these and other matters filed as exhibits to this report.

                     STANADYNE CORPORATION AND SUBSIDIARIES

PART II:    OTHER INFORMATION
ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K


      a. Exhibits:

            31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


      b. No report on Form 8-K was filed during the quarter ended June 30, 2003.

                     STANADYNE CORPORATION AND SUBSIDIARIES






                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       Stanadyne Corporation
                                                           (Registrant)


Date: August 13, 2003                                  /s/ Stephen S. Langin
                                                      --------------------------
                                                      Stephen S. Langin
                                                      Vice President and
                                                        Chief Financial Officer

EXHIBIT INDEX:


      31.1  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002

      31.2  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002

      32 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002