Form 10-Q
period 2003-09-30
STANADYNE AUTOMOTIVE CORP
filed 2003-11-14
CIK 1053439

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2003

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from........................to........................

Commission File Number 333-45823

                              STANADYNE CORPORATION
                              ---------------------
             (Exact name of registrant as specified in its charter)

                      Delaware                                  22-2940378
----------------------------------------------------      ----------------------
  (State or other jurisdiction of incorporation or        (I.R.S. Employer I.D.)
                   organization)

      92 Deerfield Road, Windsor, Connecticut                   06095-4209
----------------------------------------------------      ----------------------
      (Address of principal executive offices)                  (zip code)

                   (860) 525-0821
----------------------------------------------------
(Registrant's telephone number, including area code)

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

                           Yes [ ]          No [X]

The number of Common Shares of the Company, $0.01 per share par value, outstanding as of October 31, 2003 was 1,000.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

Part I   Financial Information

         Item 1   Financial Statements

                  Condensed Consolidated Balance Sheets as of September 30, 2003
                  (unaudited) and December 31, 2002.............................      3

                  Condensed Consolidated Statements of Operations for the three
                  months ended September 30, 2003 and 2002 (unaudited)..........      4

                  Condensed Consolidated Statements of Operations for the nine
                  months ended September 30, 2003 and 2002 (unaudited)..........      5

                  Condensed Consolidated Statements of Cash Flows for the nine
                  months ended September 30, 2003 and 2002 (unaudited)..........      6

                  Notes to Condensed Consolidated Financial Statements
                  (unaudited)...................................................   7-21

         Item 2   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.....................................  22-29

         Item 3   Quantitative and Qualitative Disclosures About Market Risk....     30

         Item 4   Controls and Procedures.......................................     31

Part II  Other Information

         Item 6   Exhibits and Reports on Form 8-K..............................     32

         Signature..............................................................     33

                     STANADYNE CORPORATION AND SUBSIDIARIES

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                (UNAUDITED)
                                                                                September 30,   DECEMBER 31,
                                                                                   2003           2002
                                                                                   ----           ----
                        ASSETS
Current assets:
     Cash and cash equivalents                                                   $   8,924       $   4,683
     Accounts receivable, net of allowance for uncollectible accounts of
      $665 at September 30, 2003 and $522 at December 31, 2002                      45,724          33,045
     Inventories, net                                                               31,493          33,395
     Prepaid expenses and other current assets                                       2,424           1,299
     Deferred income taxes                                                           5,588           5,919
                                                                                 ---------       ---------
                        Total current assets                                        94,153          78,341

Property, plant and equipment, net                                                 103,546         108,326
Goodwill                                                                            69,456          68,090
Intangible and other assets, net                                                     7,556           9,485
Due from Stanadyne Automotive Holding Corp.                                          4,269           4,216
                                                                                 ---------       ---------
                        Total assets                                             $ 278,980       $ 268,458
                                                                                 =========       =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                            $  20,594       $  19,864
     Accrued liabilities                                                            34,961          26,532
     Current maturities of long-term debt                                            4,481           9,456
     Current installments of capital lease obligations                                 134             117
                                                                                 ---------       ---------
                        Total current liabilities                                   60,170          55,969

Long-term debt, excluding current maturities                                        89,368          92,999
Deferred income taxes                                                                  835             666
Capital lease obligations, excluding current installments                              255             324
Other noncurrent liabilities                                                        51,707          50,949
                                                                                 ---------       ---------
                        Total liabilities                                          202,335         200,907
                                                                                 ---------       ---------

Minority interest in consolidated subsidiary                                           246             232
Commitments and contingencies                                                           --              --

Stockholders' equity:
     Common stock                                                                       --              --
     Additional paid-in capital                                                     59,858          59,858
     Other accumulated comprehensive loss                                           (1,954)         (4,174)
     Retained earnings                                                              18,495          11,635
                                                                                 ---------       ---------
                        Total stockholders' equity                                  76,399          67,319
                                                                                 ---------       ---------
               Total liabilities and stockholders' equity                        $ 278,980       $ 268,458
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

                     STANADYNE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                               Three Months      Three Months
                                                                  Ended             Ended
                                                              September 30,     September 30,
                                                                   2003             2002
                                                                   ----             ----
Net sales                                                        $70,007           $62,877
Cost of goods sold                                                58,734            53,775
                                                                 -------           -------

Gross profit                                                      11,273             9,102

Selling, general and administrative expenses                       7,208             7,819
Amortization of intangibles                                          618               867
Management fees                                                      275               275
                                                                 -------           -------

Operating income                                                   3,172               141

Other income (expenses):
      Interest, net                                               (2,044)           (2,261)
                                                                 -------           -------

Income (loss) before income taxes (benefit) and minority
interest                                                           1,128            (2,120)

Income taxes (benefit)                                               630            (1,397)
                                                                 -------           -------

Income (loss) before minority interest                               498              (723)

Minority interest in loss of consolidated subsidiary                  78                49
                                                                 -------           -------

Net income (loss)                                                $   576           $  (674)
                                                                 =======           =======

            See notes to condensed consolidated financial statements.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                           Nine Months       Nine Months
                                                              Ended            Ended
                                                          September 30,     September 30,
                                                              2003              2002
                                                              ----              ----
Net sales                                                   $ 214,341         $ 200,650
Cost of goods sold                                            173,680           163,568
                                                            ---------         ---------

Gross profit                                                   40,661            37,082

Selling, general and administrative expenses                   21,513            23,521
Amortization of intangibles                                     1,859             2,603
Management fees                                                   825               825
                                                            ---------         ---------

Operating income                                               16,464            10,133

Other income (expenses):
   Gain from extinguishment of debt                               813                 -
   Interest, net                                               (6,224)           (7,065)
                                                            ---------         ---------

Income before income taxes and minority interest               11,053             3,068

Income taxes                                                    4,430               196
                                                            ---------         ---------

Income before minority interest                                 6,623             2,872

Minority interest in loss of consolidated subsidiary              237               169
                                                            ---------         ---------

Net income                                                  $   6,860         $   3,041
                                                            =========         =========

            See notes to condensed consolidated financial statements.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    Nine Months      Nine Months
                                                                       Ended            Ended
                                                                   September 30,     September 30,
                                                                       2003              2002
                                                                       ----              ----
Cash flows from operating activities:
    Net income                                                       $   6,860         $  3,041
    Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization                                      15,820           15,532
     Deferred income taxes (benefit)                                       667           (2,353)
     Loss applicable to minority interest                                 (237)            (169)
     Loss (gain) on disposal of property, plant and equipment               28               (1)
     Changes in operating assets and liabilities                        (1,853)            (102)
                                                                     ---------         --------
         Net cash provided by operating activities                      21,285           15,948
                                                                     ---------         --------

Cash flows from investing activities:
   Capital expenditures                                                 (7,585)          (8,305)
   Proceeds from disposal of property, plant and equipment                   2                1
                                                                     ---------         --------
         Net cash used in investing activities                          (7,583)          (8,304)
                                                                     ---------         --------

Cash flows from financing activities:
   Proceeds on foreign term loan                                         1,451                -
   Net payments on revolving credit facilities                               -           (4,950)
   Net proceeds on foreign overdraft facilities                            527            1,171
   Principal payments on long-term debt                                (10,833)          (4,205)
   Payments of capital lease obligations                                   (96)             (68)
   Proceeds from investment by minority interest                           251              431
                                                                     ---------         --------
         Net cash used in  financing activities                         (8,700)          (7,621)
                                                                     ---------         --------

Cash and cash equivalents:
   Net increase in cash and cash equivalents                             5,002               23
   Effect of exchange rate changes on cash                                (761)             803
   Cash and cash equivalents at beginning of period                      4,683              120
                                                                     ---------         --------
   Cash and cash equivalents at end of period                        $   8,924         $    946
                                                                     =========         ========

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

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

Had compensation costs for options been determined based on the fair value of options outstanding for the three-month periods ended September 30, 2003 and 2002 and for the nine-month periods ended September 30, 2003 and 2002, pro forma net income (loss) would be as follows:

                                  Three Months Ended       Nine Months Ended
                                     September 30,           September 30,
                                     -------------           -------------
                                   2003        2002        2003        2002
                                   ----        ----        ----        ----
Net income (loss) as reported    $     576   $    (674)  $   6,860   $   3,041

Stock based compensation using
Black-Scholes option valuation
model, net of related tax
effects                                 43          41         126         124
                                 ---------   ---------   ---------   ---------

Pro forma net income (loss)      $     533   $    (715)      6,734       2,917
                                 =========   =========   =========   =========

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

Adoption of FASB Statement No. 145. In April 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 primarily affects the reporting requirements and classification of gains and losses from the extinguishment of debt, rescinds the transitional accounting requirements for intangible assets of motor carriers, and requires that certain lease modifications with economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for financial statements issued after April 2002, with the exception of the provisions affecting the accounting for lease transactions, which are applicable for transactions entered into after May 15, 2002, and the provisions affecting classification of gains and losses from the extinguishment of debt, which are applicable for fiscal years beginning after May 15, 2002. Application of SFAS 145 in the first quarter of 2003 resulted in the classification of an $0.8 million gain from the extinguishment of $5.0 million in Senior Subordinated Notes ("Notes") as other income.

Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity. In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or an asset in some circumstances). The scope of SFAS No. 150 includes financial instruments issued in the form of shares that are mandatorily redeemable and that employ unconditional obligations requiring the issuer to redeem it by transferring its assets at a specific or determinable date or upon an event that is certain to occur.

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

(2)      INVENTORIES

Components of inventories are as follows:

                                              As of                 As of
                                        September 30, 2003     December 31, 2002
                                        ------------------     -----------------
Raw materials and purchased parts         $     9,276             $    9,028
Work-in-process                                15,781                 16,453
Finished goods                                  6,436                  7,914
                                          -----------             ----------

                                          $    31,493             $   33,395
                                          ===========             ==========

(3)      INCOME TAXES

The Company had an effective income tax rate of 40.1% for the first nine months of 2003, compared to 6.4% for the first nine months of 2002. In the first nine months of 2003, the Company recorded $4.4 million of tax expense on a pre-tax income of $11.1 million. Taxes for 2003 include $0.7 million for a valuation allowance associated with foreign net operating loss carry-forwards in SpA that are anticipated to expire at year end without utilization. In 2002, the Company recorded $0.2 million of tax expense on a pre-tax income of $3.1 million. The Company received U.S. income tax benefits for export sales in both periods. The Company applies the estimated annual tax rate to the quarterly earnings to provide consistent quarterly tax rates based on the estimated effective tax rate for the year. To the extent there are differences between components of planned and actual net income, the estimated annual tax rate for the year could change and, in turn, have an impact on future quarterly tax rates.

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

(4)      LONG-TERM DEBT

The Company had $71.0 million and $76.0 million of Notes at an interest rate of 10.25% outstanding at September 30, 2003 and December 31, 2002, respectively. The Notes are due on December 15, 2007. On January 15, 2003 the Company retired $5.0 million in Notes at the market price of $4.1 million. As a result of the early retirement of the Notes, the Company realized a $0.8 million gain after the write off of unamortized debt issuance costs of $0.1 million. The transaction was recorded as other income in the Company's consolidated financial statements.

The Company had $19.0 million and $24.8 million in U.S.-based term loans (the "Term Loans") outstanding at September 30, 2003 and December 31, 2002, respectively, at various interest rates on September 30, 2003 ranging from 2.88% to 5.0%. The Company had $23.2 million in revolving credit lines (the "Revolving Credit Lines") available for borrowings at September 30, 2003 and December 31, 2002. The Company had no borrowings against the Revolving Credit Lines at September 30, 2003 and December 31, 2002. The Term Loans and the Revolving Credit Lines are governed by a Credit Agreement dated December 11, 1997, as amended (the "Credit Agreement"). The Company was in compliance with the quarterly financial performance covenants as established by the Credit Agreement as of the September 30, 2003 measurement date.

Overseas operations included $2.4 million and $1.7 million in overdraft borrowings at SpA outstanding at September 30, 2003 and December 31, 2002, respectively. Also, the Company had $1.5 million in foreign term loan borrowings at SAPL outstanding at September 30, 2003.

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

Goodwill for the Precision Products & Technologies Group (the "PPT Group") formerly known as Diesel Systems Group was $58.1 million and $56.7 million at September 30, 2003 and December 31, 2002, respectively. The change in goodwill balances between periods is due to foreign currency translation of Euro-denominated goodwill at SpA. Goodwill for Precision Engine Products ("Precision Engine") was $11.4 million at September 30, 2003 and December 31, 2002. Major components of intangible and other assets at September 30, 2003 and December 31, 2002 are listed below:

                               September 30, 2003          December 31, 2002
                               ------------------          -----------------
                             Gross                        Gross
                           Carrying      Accumulated     Carrying   Accumulated
                             Value      Amortization       Value    Amortization
                           ---------   --------------    --------   ------------
Patents                    $   9,809   $        7,420    $  9,809   $      6,487
Debt issuance costs            8,024            6,220       8,149          5,466
Pension intangible asset       1,796                -       1,796              -
Software                       3,544            3,544       3,544          3,544
Customer contracts             1,310            1,087       1,310            947
Other                          1,787              443       1,732            411
                           ---------   --------------    --------   ------------
                           $  26,270   $       18,714    $ 26,340   $     16,855
                           =========   ==============    ========   ============

Amortization expense of intangible assets was $1,859 and $2,603 for the nine months ended September 30, 2003 and 2002, respectively. Estimated annual amortization expense of intangible assets is expected to be $2,378 in 2003, $1,369 in 2004, $1,193 in 2005, $1,180 in 2006 and $936 in 2007.

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

In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The disclosure for the Company's warranty accrual as required by FIN No.45 is provided below:

                                                    Three Months Ended       Nine Months Ended
                                                       September 30,           September 30,
                                                    2003         2002        2003         2002
                                                    ----         ----        ----         ----
Warranty liability, beginning of period           $   1,613    $   2,131   $   1,875    $   3,000
Warranty expense based on products sold                 210          131         630          393
Adjustments to warranty estimates                      (150)        (104)       (450)        (912)
Warranty claims paid                                   (152)        (173)       (534)        (496)
                                                  ---------    ---------   ---------    ---------
Warranty liability, end of period                 $   1,521    $   1,985   $   1,521    $   1,985
                                                  =========    =========   =========    =========

The Company's warranty accrual is included as components of accrued liabilities and other noncurrent liabilities on the consolidated balance sheets.

(7)      COMPREHENSIVE INCOME (LOSS)

The Company's comprehensive income (loss) is as follows:

                                                      Three Months             Nine Months
                                                   Ended September 30,     Ended September 30,
                                                    2003        2002        2003        2002
                                                    ----        ----        ----        ----
Net income (loss)                                 $     576   $    (674)  $   6,860   $   3,041

Other comprehensive (loss) income, net of tax:
      Foreign currency translation adjustments       (2,012)      1,216       2,220       2,257
                                                  ---------   ---------   ---------   ---------

Comprehensive (loss) income                       $  (1,436)  $     542   $   9,080   $   5,298
                                                  =========   =========   =========   =========

(8)      SEGMENTS

The Company has two reportable segments, the Precision Products and Technologies Group ("PPT Group") and Precision Engine. The PPT Group name replaces the former segment named Diesel Systems Group. This name change was made to indicate a broader scope of products and markets served by this segment. The PPT Group manufactures its own proprietary products including pumps for gasoline and diesel engines, injectors and filtration systems for diesel

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

engines, and various non-proprietary products manufactured under contract for other companies. The Company's proprietary products currently account for the majority of PPT Group's sales. This segment accounted for approximately 77% of the Company's revenues for each of the three months ended September 30, 2003 and 2002, and approximately 76% and 79% of total revenues for the nine months ended September 30, 2003 and 2002, respectively.

Precision Engine manufactures roller-rocker arms, hydraulic valve lifters and lash adjusters for gasoline and diesel engines. Revenues for Precision Engine accounted for approximately 23% of total revenues for each of the three months ended September 30, 2003 and 2002, and approximately 24% and 21% of total revenues for the nine months ended September 30, 2003 and 2002, respectively.

The Company considers the PPT Group and Precision Engine to be two distinct segments because the operating results of each are compiled, reviewed and managed separately. There were no significant inter-segment sales between the PPT Group and Precision Engine for any of the periods presented.

The following summarizes key information used by the Company in evaluating the performance of each segment for the three months ended September 30, 2003 and 2002 and as of and for the nine months ended September 30, 2003 and 2002:

                                    For the Three Months Ended September 30, 2003
                                    ---------------------------------------------
                                     PPT       Precision
                                    Group        Engine     Eliminations     Totals
                                    -----        ------     ------------     ------
Net sales                         $  54,166   $    15,848   $        (7)   $  70,007
Gross profit                         10,929           344             -       11,273
Depreciation and amortization
  Expense                             4,512           850             -        5,362
Operating income (loss)               3,817          (645)            -        3,172
Net income (loss)                       723          (147)            -          576
Total capital expenditures            1,705           518             -        2,223

                                    For the Three Months Ended September 30, 2002
                                    ---------------------------------------------
                                     PPT       Precision
                                    Group        Engine     Eliminations     Totals
                                    -----        ------     ------------     ------
Net sales                         $  48,442   $    14,435   $         -    $  62,877
Gross profit                          8,103           999             -        9,102
Depreciation and amortization
  expense                             4,341           854             -        5,195
Operating income (loss)               1,072          (931)            -          141
Net income (loss)                       103          (777)            -         (674)
Total capital expenditures            2,936           611             -        3,547

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

                                     As of and For the Nine Months Ended September 30, 2003
                                     ------------------------------------------------------
                                     PPT          Precision
                                    Group           Engine        Eliminations        Totals
                                    -----           ------        ------------        ------
Net sales                         $  162,102     $    52,246      $        (7)      $   214,341
Gross profit                          35,759           4,902                -            40,661
Depreciation and amortization
  expense                             13,339           2,481                -            15,820
Operating income                      13,972           2,492                -            16,464
Net income                             5,473           1,387                -             6,860
Total assets                         250,382          47,422          (18,824)          278,980
Total capital expenditures             6,589             996                -             7,585

                                     As of and For the Nine Months Ended September 30, 2002
                                     ------------------------------------------------------
                                     PPT          Precision
                                    Group           Engine        Eliminations        Totals
                                    -----           ------        ------------        ------
Net sales                         $  157,930     $    42,720      $         -       $   200,650
Gross profit                          33,682           3,400                -            37,082
Depreciation and amortization
  expense                             12,967           2,565                -            15,532
Operating income (loss)               11,257          (1,124)               -            10,133
Net income (loss)                      4,879          (1,838)               -             3,041
Total assets                         238,701          52,711          (15,867)          275,545
Total capital expenditures             6,717           1,588                -             8,305

(9)      SUBSEQUENT EVENT

On October 24, 2003 the Company refinanced its Term Loans, which resulted in one new term loan (the "Refinanced Term Loan"). The Refinanced Term Loan bears interest at prime plus 2.25% or libor plus 3.25% and principal is paid in quarterly installments of $893 on the first business day of each quarter starting from January 2, 2004 through July 2, 2007 with a final balloon payment of $11,607 on October 1, 2007. The Refinanced Term Loan requires the Company to comply with certain financial covenants including maintaining a minimum EBITDA, fixed charge coverage ratio and senior leverage ratio as defined in the loan and security agreement. The Refinanced Term Loan is secured by substantially all of the Company's domestic accounts receivables, inventory and assets.

On October 24, 2003 the Company also refinanced its Revolving Credit Lines (the "Refinanced Revolving Credit Lines"). The Refinanced Revolving Credit Lines bear interest at prime plus 1.75% or libor plus 2.75%. Any amounts borrowed on the Refinanced Revolving Credit Lines are payable on October 1, 2007.

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

(10)     SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS

The Notes issued December 11, 1997 by the Company are guaranteed jointly, fully, severally and unconditionally by PEPC (the "Subsidiary Guarantor") on a subordinated basis and are not guaranteed by FSC, SpA, PEPL and SAPL (the "Non-Guarantor Subsidiaries").

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

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                   Consolidating Condensed Balance Sheets
                                                                              September 30, 2003
                                               --------------------------------------------------------------------------
                                                Stanadyne                                                    Stanadyne
                                               Corporation  Subsidiary   Non-Guarantor                      Corporation
                                                 Parent      Guarantor   Subsidiaries   Eliminations       & Subsidiaries
                                               -----------  ----------   -------------  ------------       --------------
ASSETS
Current assets:
       Cash and cash equivalents               $     8,272  $       46   $        434   $        172       $        8,924
       Accounts receivable, net                     33,856       8,656          3,212              -               45,724
       Inventories, net                             19,325       7,259          5,354           (445) (a)          31,493
       Other current assets                          6,008         417          1,587              -                8,012
                                               --------------------------------------------------------------------------
       Total current assets                         67,461      16,378         10,587           (273)              94,153
Property, plant and equipment, net                  70,632      15,767         17,147              -              103,546
Goodwill                                            43,465      11,360         14,631              -               69,456
Intangible and other assets, net                     6,633         742          1,865         (1,684) (b)           7,556
Investment in subsidiaries                          28,475      (3,294)             -        (25,181) (c)               -
Due from Stanadyne Automotive Holding Corp.          4,269           -              -              -                4,269
                                               --------------------------------------------------------------------------
       Total assets                            $   220,935  $   40,953   $     44,230   $    (27,138)      $      278,980
                                               ==========================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable and accrued
        liabilities                            $    41,983  $    9,235   $     4 ,328   $          9       $       55,555
       Current maturities of long-term debt
        and capital lease obligations                2,079           -          2,536              -                4,615
                                               --------------------------------------------------------------------------
       Total current liabilities                    44,062       9,235          6,864              9               60,170
Long-term debt and capital lease obligations        87,865           -          1,758              -               89,623
Other noncurrent liabilities                        36,262      10,335          7,508         (1,563) (b)          52,542
Minority interest in consolidated Subsidiary             -           -              -            246                  246
Intercompany accounts                              (23,661)      4,621         19,191           (151)                   -
Stockholders' equity                                76,407      16,762          8,909        (25,679) (c)          76,399
                                               --------------------------------------------------------------------------
       Total liabilities and stockholders'
        equity                                 $   220,935  $   40,953   $     44,230   $    (27,138)      $      278,980
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

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                   Consolidating Condensed Balance Sheets
                                                                              December 31, 2002
                                               --------------------------------------------------------------------------
                                                Stanadyne                                                    Stanadyne
                                               Corporation  Subsidiary   Non-Guarantor                      Corporation
                                                 Parent      Guarantor   Subsidiaries   Eliminations       & Subsidiaries
                                               -----------  ----------   -------------  ------------       --------------
ASSETS
Current assets:
       Cash and cash equivalents               $     4,223  $        8   $         452  $          -       $        4,683
       Accounts receivable, net                     22,869       6,506           3,670             -               33,045
       Inventories, net                             20,348       8,480           4,902          (335) (a)          33,395
       Other current assets                          5,369         378           1,471             -                7,218
                                               --------------------------------------------------------------------------
       Total current assets                         52,809      15,372          10,495          (335)              78,341
Property, plant and equipment, net                  75,564      17,114          15,336           312              108,326
Goodwill                                            43,465      11,360          13,265             -               68,090
Intangible and other assets, net                     8,474         930           2,037        (1,956) (b)           9,485
Investment in subsidiaries                          27,218      (4,328)              -       (22,890) (c)               -
Due from Stanadyne Automotive Holding Corp.          4,216           -               -             -                4,216
                                               --------------------------------------------------------------------------
       Total assets                            $   211,746  $   40,448   $      41,133  $    (24,869)      $      268,458
                                               ==========================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable and
        accrued liabilities                    $    33,507  $    8,083   $       4,764  $         42       $       46,396
       Current maturities of long-term debt
        and capital lease obligations                7,777           -           1,796             -                9,573
                                               --------------------------------------------------------------------------
       Total current liabilities                    41,284       8,083           6,560            42               55,969
Long-term debt and capital lease obligations        92,999           -             324             -               93,323
Other noncurrent liabilities                        35,763      10,686           6,856        (1,690) (b)          51,615
Minority interest in consolidated subsidiary             -           -               -           232                  232
Intercompany accounts                              (27,950)      7,949          20,034           (33)                   -
Stockholders' equity                                69,650      13,730           7,359       (23,420) (c)          67,319
                                               --------------------------------------------------------------------------
       Total liabilities and stockholders'
        equity                                 $   211,746  $   40,448   $      41,133  $    (24,869)      $      268,458
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

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                               Consolidating Condensed Statements of Operations
                                                                    Three Months Ended September 30, 2003
                                               ------------------------------------------------------------------------------
                                                Stanadyne                                                         Stanadyne
                                               Corporation   Subsidiary    Non-Guarantor                        Corporation
                                                 Parent       Guarantor    Subsidiaries    Eliminations        & Subsidiaries
                                               -----------   ----------    -------------   ------------        --------------
Net sales                                      $    51,598   $   14,877    $       4,595   $     (1,063) (a)   $       70,007
Cost of goods sold                                  40,214       14,988            4,574         (1,042) (a)           58,734
                                               ------------------------------------------------------------------------------
      Gross profit (loss)                           11,384         (111)              21            (21)               11,273
Selling, general, administrative and other
 operating expenses                                  6,592          851              672            (14)                8,101
                                               ------------------------------------------------------------------------------
      Operating income (loss)                        4,792         (962)            (651)            (7)                3,172
Interest, net                                       (1,728)          (5)            (290)           (21)               (2,044)
                                               ------------------------------------------------------------------------------
      Income (loss) before income taxes
        (benefit) and minority interest              3,064         (967)            (941)           (28)                1,128
Income taxes (benefit)                               1,277         (656)               4              5                   630
                                               ------------------------------------------------------------------------------
      Income (loss) before minority interest         1,787         (311)            (945)           (33)                  498
Minority interest in loss of consolidated
 subsidiary                                              -            -                -             78                    78
                                               ------------------------------------------------------------------------------
      Net income (loss)                        $     1,787   $     (311)   $        (945)  $         45        $          576
                                               ==============================================================================

                                                               Consolidating Condensed Statements of Operations
                                                                    Three Months Ended September 30, 2002
                                               ------------------------------------------------------------------------------
                                                Stanadyne                                                         Stanadyne
                                               Corporation   Subsidiary    Non-Guarantor                        Corporation
                                                 Parent       Guarantor    Subsidiaries    Eliminations        & Subsidiaries
                                               -----------   ----------    -------------   ------------        --------------
Net sales                                      $    45,135   $   13,500    $       6,644   $     (2,402) (a)   $       62,877
Cost of goods sold                                  37,369       12,549            6,275         (2,418) (a)           53,775
                                               ------------------------------------------------------------------------------
      Gross profit                                   7,766          951              369             16                 9,102
Selling, general, administrative and other
 operating expenses                                  6,647        1,038            1,670           (394)                8,961
                                               ------------------------------------------------------------------------------
      Operating income (loss)                        1,119          (87)          (1,301)           410                   141
Interest, net                                       (1,806)        (140)            (317)             2                (2,261)
                                               ------------------------------------------------------------------------------
      Loss before income taxes (benefit) and
        minority interest                             (687)        (227)          (1,618)           412                (2,120)
Income taxes (benefit)                              (1,939)          87              455              -                (1,397)
                                               ------------------------------------------------------------------------------
      Income (loss) before
        minority interest                            1,252         (314)          (2,073)           412                  (723)
Minority interest in loss of consolidated
 subsidiary                                              -            -                -             49                    49
                                               ------------------------------------------------------------------------------
      Net income (loss)                        $     1,252   $     (314)   $      (2,073)  $        461        $         (674)
                                               ==============================================================================

(a)  Elimination of intercompany sales and cost of goods sold.

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                               Consolidating Condensed Statements of Operations
                                                                       Nine Months Ended September 30, 2003
                                               ------------------------------------------------------------------------------
                                                Stanadyne                                                         Stanadyne
                                               Corporation   Subsidiary    Non-Guarantor                        Corporation
                                                 Parent       Guarantor    Subsidiaries    Eliminations        & Subsidiaries
                                               -----------   ----------    -------------   ------------        --------------
Net sales                                      $   151,858   $   49,914    $      15,143   $     (2,574) (a)   $      214,341
Cost of goods sold                                 115,732       45,899           14,556         (2,507) (a)          173,680
                                               ------------------------------------------------------------------------------
      Gross profit                                  36,126        4,015              587            (67)               40,661
Selling, general, administrative and other
 operating expenses                                 20,244        2,855              659            439                24,197
                                               ------------------------------------------------------------------------------
      Operating income (loss)                       15,882        1,160              (72)          (506)               16,464
Other income (expenses):
 Gain from extinguishment of debt                      813            -                -              -                   813
 Interest, net                                      (4,965)        (308)            (887)           (64)               (6,224)
                                               ------------------------------------------------------------------------------
      Income (loss) before income taxes
       (benefit) and minority interest              11,730          852             (959)          (570)               11,053
Income taxes                                         3,206          209            1,160           (145)                4,430
                                               ------------------------------------------------------------------------------
      Income (loss) before minority interest         8,524          643           (2,119)          (425)                6,623
Minority interest in loss of consolidated
 subsidiary                                              -            -                -            237                   237
                                               ------------------------------------------------------------------------------
       Net income (loss)                       $     8,524   $      643    $      (2,119)  $       (188)       $        6,860
                                               ==============================================================================

                                                               Consolidating Condensed Statements of Operations
                                                                       Nine Months Ended September 30, 2002
                                               ------------------------------------------------------------------------------
                                                Stanadyne                                                         Stanadyne
                                               Corporation   Subsidiary    Non-Guarantor                        Corporation
                                                 Parent       Guarantor    Subsidiaries    Eliminations        & Subsidiaries
                                               -----------   ----------    -------------   ------------        --------------
Net sales                                      $   147,191   $   40,298    $      20,075   $     (6,914) (a)   $      200,650
Cost of goods sold                                 114,954       37,742           17,784         (6,912) (a)          163,568
                                               ------------------------------------------------------------------------------
      Gross profit                                  32,237        2,556            2,291             (2)               37,082
Selling, general, administrative and other
 operating expenses                                 21,253        3,372            2,718           (394)               26,949
                                               ------------------------------------------------------------------------------
      Operating income (loss)                       10,984         (816)            (427)           392                10,133
Interest, net                                       (5,515)        (474)            (973)          (103)               (7,065)
                                               ------------------------------------------------------------------------------
      Income (loss) before income taxes
       (benefit) and minority interest               5,469       (1,290)          (1,400)           289                 3,068
Income taxes (benefit)                                (155)         248              103              -                   196
                                               ------------------------------------------------------------------------------
      Income (loss) before minority interest         5,624       (1,538)          (1,503)           289                 2,872
Minority interest in loss of consolidated
 subsidiary                                              -            -                -            169                   169
                                               ------------------------------------------------------------------------------
      Net income (loss)                        $     5,624   $   (1,538)   $      (1,503)  $        458        $        3,041
                                               ==============================================================================

(a)  Elimination of intercompany sales and cost of goods sold.

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                           Consolidating Condensed Statements of Cash Flows
                                                                 Nine Months Ended September 30, 2003
                                               --------------------------------------------------------------------------
                                                Stanadyne                                                     Stanadyne
                                               Corporation   Subsidiary    Non-Guarantor                    Corporation
                                                 Parent       Guarantor    Subsidiaries    Eliminations    & Subsidiaries
                                               -----------   ----------    -------------   ------------    --------------
Cash flows from operating activities:
   Net income (loss)                           $     8,524   $      643    $      (2,119)  $       (188)   $        6,860
   Adjustments to reconcile net income
    (loss) to net cash provided by (used in)
    operating activities:
     Depreciation and amortization                  12,194        2,456            1,170              -            15,820
     Other adjustments                                 (30)          73              797           (145)              695
     Loss applicable to minority interest                -            -                -           (237)             (237)
     Changes in operating assets and
      liabilities                                    2,742       (3,495)          (2,270)         1,170            (1,853)
                                               --------------------------------------------------------------------------
     Net cash provided by (used in)
      operating activities                          23,430         (323)          (2,422)           600            21,285
                                               --------------------------------------------------------------------------

Cash flows from investing activities:
   Capital expenditures                             (5,531)        (994)          (1,370)           312            (7,583)
   Investment in subsidiaries                         (214)           -                -            214                 -
                                               --------------------------------------------------------------------------
     Net cash used in investing activities          (5,745)        (994)          (1,370)           526            (7,583)
                                               --------------------------------------------------------------------------

Cash flows from financing activities:
   Net change in debt                              (10,833)           -            1,882              -            (8,951)
   Net change in equity                             (2,809)       1,355            1,839           (134)              251
                                               --------------------------------------------------------------------------
     Net cash (used in) provided by financing
      activities                                   (13,642)       1,355            3,721           (134)           (8,700)
                                               --------------------------------------------------------------------------

Net increase (decrease) in cash and cash
 equivalents                                         4,043           38              (71)           992             5,002
Effect of exchange rate changes on cash                  6            -               53           (820)             (761)
Cash and cash equivalents at beginning of
 period                                              4,223            8              452              -             4,683
                                               --------------------------------------------------------------------------
Cash and cash equivalents at end of period     $     8,272   $       46    $         434   $        172    $        8,924
                                               ==========================================================================

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONCLUDED)

                                                           Consolidating Condensed Statements of Cash Flows
                                                                 Nine Months Ended September 30, 2002
                                               --------------------------------------------------------------------------
                                                Stanadyne                                                     Stanadyne
                                               Corporation   Subsidiary    Non-Guarantor                    Corporation
                                                 Parent       Guarantor    Subsidiaries    Eliminations    & Subsidiaries
                                               -----------   ----------    -------------   ------------    --------------
Cash flows from operating activities:
   Net income (loss)                           $     5,624   $   (1,538)   $      (1,503)  $        458    $        3,041
   Adjustments to reconcile net income
    (loss) to net cash provided by (used in)
    operating activities:
     Depreciation and amortization                  12,116        2,537              879              -            15,532
     Other adjustments                              (1,655)        (299)            (400)             -            (2,354)
     Loss applicable to minority interest                -            -                -           (169)             (169)
     Changes in operating assets and
      liabilities                                      552          136             (705)           (85)             (102)
                                               --------------------------------------------------------------------------
     Net cash provided by (used in) operating
      activities                                    16,637          836           (1,729)           204            15,948
                                               --------------------------------------------------------------------------

Cash flows from investing activities:
   Capital expenditures                             (5,577)      (1,534)          (1,194)             -            (8,305)
   Proceeds from disposal of property, plant
    and equipment                                        -            -                1              -                 1
   Investment in subsidiaries                         (448)           -                -            448                 -
                                               --------------------------------------------------------------------------
     Net cash used in investing activities          (6,025)      (1,534)          (1,193)           448            (8,304)
                                               --------------------------------------------------------------------------

Cash flows from financing activities:
   Net change in debt                               (9,155)           -            1,103              -            (8,052)
   Net change in equity                             (1,276)         754            1,361           (408)              431
                                               --------------------------------------------------------------------------
     Net cash (used in) provided by financing
      activities                                   (10,431)         754            2,464           (408)           (7,621)
                                               --------------------------------------------------------------------------

Net increase (decrease) in cash and cash
 equivalents                                           181           56             (458)           244                23
Effect of exchange rate changes on cash                 14            -             (107)           896               803
Cash and cash equivalents at beginning of
 period                                                483            5              772         (1,140)              120
                                               --------------------------------------------------------------------------
Cash and cash equivalents at end of period     $       678   $       61    $         207   $          -    $          946
                                               ==========================================================================

                     STANADYNE CORPORATION AND SUBSIDIARIES

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

(1)      Overview

The Company is a leading designer and manufacturer of highly-engineered, precision manufactured engine components. The Company's two reporting segments are the PPT Group and Precision Engine. The PPT Group name replaces the former segment named Diesel Systems Group. This name change was made to indicate a broader scope of products and markets served by this segment. The PPT Group manufactures its own proprietary products including pumps for gasoline and diesel engines, injectors and filtration systems for diesel engines, and various non-proprietary products manufactured under contract for other companies. Precision Engine manufactures roller-rocker arm assemblies, hydraulic valve lifters and lash adjusters for gasoline and diesel engines. Detailed segment information can be found in Note 8 of Notes to Condensed Consolidated Financial Statements.

Continued strength in demand for the Company's products resulted in a 6.8% increase in overall revenues through the first nine months of 2003 as compared to the same period last year. Results for both operating segments reflect increased sales and net income. Net income in the first nine months of 2003 grew to $6.9 million or 3.2% of net sales - more than twice the net income of $3.0 million or 1.5% for the same period last year.

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

                                  Three Months Ended September 30,      Nine Months Ended September 30,
                                      2003               2002              2003                 2002
                                   $        %       $          %        $         %         $         %
                                ------    -----   ------     -----   -------    -----    -------    -----
Net sales ....................  70,007    100.0   62,877     100.0   214,341    100.0    200,650    100.0
Cost of goods sold ...........  58,734     83.9   53,775      85.5   173,680     81.0    163,568     81.5
Gross profit .................  11,273     16.1    9,102      14.5    40,661     19.0     37,082     18.5
SG&A .........................   7,208     10.3    7,819      12.4    21,513     10.0     23,521     11.7
Amortization of intangibles ..     618      0.9      867       1.4     1,859      0.9      2,603      1.3
Management fees ..............     275      0.4      275       0.4       825      0.4        825      0.4
Operating income .............   3,172      4.5      141       0.2    16,464      7.7     10,133      5.1
Net income (loss) ............     576      0.8     (674)     (1.1)    6,860      3.2      3,041      1.5

                     STANADYNE CORPORATION AND SUBSIDIARIES

COMPARISON OF RESULTS OF OPERATIONS:

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Net Sales. Net sales for the third quarter of 2003 totaled $70.0 million compared to $62.9 million in the third quarter of 2002, representing an increase of $7.1 million or 11.3%. Increases were reported in both segments: PPT Group increased by $5.7 million or 11.8% and Precision Engine increased by $1.4 million or 9.8%.

Higher PPT Group sales in the third quarter of 2003 were primarily the result of increased demand for diesel fuel injection equipment from most of the major OEM customers. Sales to John Deere increased by $2.0 million in the third quarter of 2003 as compared to the same period of 2002, driven by increased shipments of Tier II off-highway emissions compliant products. Sales of the DS electronic fuel pump to General Engine Products for the Hummer vehicle increased by $1.0 million in the third quarter of 2003 versus 2002. Year-over-year third quarter PPT Group sales to the aftermarket were also stronger in 2003 by $3.0 million, with much of the increase due to $1.3 million of proprietary service tool kits shipped in September.

Sales in the Precision Engine segment were higher in the third quarter of 2003 compared to the same period in 2002 due primarily to $1.6 million of additional shipments to DaimlerChrysler (DCX). While sales of individual rocker arm assemblies to DCX for the 3.5 litre LH platform ended in August as planned, Precision Engine continues as the sole source supplier of fully assembled valve-train actuator assembly (VTAA), comprised of nine rocker arm assemblies, to the 3.5 litre CS platform for the Pacifica vehicle.

Gross Profit. Gross profit for the Company improved in the third quarter of 2003 to $11.3 million and 16.1% of net sales, from $9.1 million and 14.5% of net sales for the same period in 2002. Gross profit results by segment were mixed.

PPT Group recorded gross profit of $10.9 million or 20.2% of net sales in the third quarter of 2003, considerably higher than the $8.1 million or 16.7% of net sales recorded for the same period in 2002. While quarter-to-quarter manufacturing costs trended favorably, most of this improvement was due to higher overall sales volumes in the third quarter of 2003 and particularly to the strength in higher margin aftermarket sales.

Gross profit in the Precision Engine segment totaled $0.3 million or 2.2% of net sales in the third quarter of 2003, down from the $1.0 million or 6.9% of net sales reported for the same period of 2002. Gross profit generated by the additional year-over-year third quarter sales volume was more than offset by price reductions on slipper tappets sold to the aftermarket and higher manufacturing and overhead costs in this segment. Changes to the management structure intended to improve operational performance were completed in the third quarter of 2003.

SG&A. SG&A of $7.2 million in the third quarter of 2003 was lower than the $7.8 million reported for the third quarter of 2002. There were two major components to this reduction.

                     STANADYNE CORPORATION AND SUBSIDIARIES

First, on June 1, 2003 the Company implemented changes to the retiree health benefit plans by standardizing cost sharing guidelines for all U.S. retirees receiving such healthcare coverage. The impact of this change reduced the Company's third quarter 2003 versus 2002 cost for retiree health benefits by $1.0 million. The full-year 2003 versus 2002 impact of the change in cost sharing is projected to be approximately $3.0 million. The second major component to the reduction in third quarter 2003 SG&A costs was a net change of $0.7 million representing lower foreign exchange losses in the third quarter of 2003 compared to foreign exchange losses in the third quarter of 2002 on Precision Engine operations in Brazil. Significant cost increases in the third quarter included $0.5 million in profit sharing accruals based on higher earnings and $0.2 million in freight on sales associated with increased business levels.

Amortization of Intangibles. Amortization of intangible assets decreased to $0.6 million in the third quarter of 2003 from $0.9 million in the third of 2002. This reduction reflected the conclusion of the amortization of the Company's old business systems software that was replaced by the new ERP system in 2002.

Operating Income. Operating income for the third quarter of 2003 totaled $3.2 million or 4.5% of net sales versus $0.1 million or 0.2% for the same period a year ago. All of this improvement occurred in the PPT Group, where higher gross profits produced operating income of $3.8 million or 7.0% of net sales versus the $1.1 million or 2.2% of net sales in the third quarter of 2002. Lower gross profits recorded by the Precision Engine segment in the third quarter of 2003 were more than offset by the significant reductions in SG&A costs, reducing the operating loss to $0.6 million or (4.1)% of net sales compared to an operating loss of $0.9 million or (6.4)% of net sales in the third quarter of 2002.

Net Income. Net income in the third quarter of 2003 totaled $0.6 million versus a net loss of $0.7 million for the same period in 2002. This improvement reflected the combined results of $3.0 million of higher operating income in 2003, $0.2 million in lower interest expense due to less debt and lower interest rates, and a $2.0 million increase in income taxes.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Net Sales. Net sales for the first nine months of 2003 totaled $214.3 million and were 6.8% higher than the $200.7 million reported in the same period last year. Increases were reported in both segments: PPT Group increased by $4.2 million or 2.6% and Precision Engine increased by $9.5 million or 22.3%.

Net sales in the PPT Group, for the first nine months of 2003 versus 2002, increased by $10.5 million due to increases in demand from John Deere for diesel fuel injection equipment and Cummins Engine and Caterpillar Inc. for Precision Components and Assembly ("PCA") products. Increases in sales through PPT Group's aftermarket network provided an additional $5.1 million in sales during the first nine months of 2003. These increases were offset primarily by a decline of $4.4 million in the service demand for DS fuel pumps supplied to

                     STANADYNE CORPORATION AND SUBSIDIARIES

General Motors and $1.9 million and $2.4 million lower sales of diesel fuel injection equipment to Perkins Engine and SISU Diesel, respectively.

The Precision Engine segment reported sales of $52.2 million for the first nine months of 2003, totaling $9.5 million or 22.3% more than the same period in 2002. A significant portion of this increase, $7.2 million, was due to higher demand from DCX. While sales of individual rocker arm assemblies to DCX for the
3.5 litre LH platform ended as planned in August, Precision Engine continues to supply a fully assembled valve-train actuator assembly (VTAA), comprised of nine rocker arm assemblies, to the 3.5 litre CS platform for the Pacifica vehicle. Higher OEM sales to Tritec (a Brazilian joint venture company formed by DCX and BMW AG) in Brazil totaled $2.4 million more through the first nine months of 2003 as success of the Mini Cooper continues to drive demand for the 1.6 liter gasoline engine which exclusively utilizes Precision Engine roller rocker arm assemblies.

Gross Profit. Gross profit for the Company in the first nine months of 2003 totaled $40.7 million or 19.0% of net sales and were 9.7% higher than the $37.1 million or 18.5% of net sales reported for the same period in 2002. Gross profit results in both segments showed year-over-year improvement.

As a result of the strong sales and earnings recorded in the third quarter, gross profit for the PPT Group for the first nine months of 2003 showed a $2.1 million increase from the same period in 2002. An increase in the gross profit as a percentage of net sales to 22.1% in the first nine months of 2003 reflected a combination of stronger sales to the higher margin aftermarket and lower manufacturing costs in the U.S.-based facilities.

Gross profit in the Precision Engine segment in the first nine months of 2003 totaled $4.9 million and was $1.5 million higher than the same period in 2002. Additional gross profits on the year-over-year increase in sales volumes were depressed by higher manufacturing and factory overhead costs. Operating inefficiencies in both the Tallahassee, Florida and Windsor, Connecticut facilities have been addressed through a reorganization of segment management.

SG&A. SG&A of $21.5 million in the first nine months of 2003 was $2.0 million lower than the $23.5 million reported in the first nine months of 2002. There were two major components to this reduction. First, on June 1, 2003 the Company implemented changes to the retiree health benefit plans by standardizing cost sharing guidelines for all U.S. retirees participating in the Company's retiree health plan. The impact of this change reduced the Company's year-to-date 2003 versus 2002 cost for retiree health benefits by $2.0 million. The full-year 2003 versus 2002 impact of the change in cost sharing is projected to be approximately $3.0 million. The second major component to the year-to-year reduction in SG&A costs was foreign exchange differences on Precision Engine operations in Brazil; $0.7 million in gains during 2003 versus $0.9 million in losses during 2002. SG&A cost increases during the first nine months of 2003 included an additional $0.7 million in profit sharing accruals based on higher earnings and $0.2 million in freight on sales associated with increased business levels.

                     STANADYNE CORPORATION AND SUBSIDIARIES

Amortization of Intangibles. Amortization of intangible assets decreased to $1.9 million for the first nine months of 2003 from $2.6 million for the same period in 2002. This reduction reflected the conclusion of the amortization of the Company's old business systems software that was replaced by the new ERP system in 2002.

Operating Income. Operating income for the first nine months of 2003 totaled $16.5 million versus $10.1 million for the same period in 2002. As a percentage of net sales, operating income increased to 7.7% in 2003 from 5.1% in 2002. Higher sales in both segments generated $3.6 million in additional gross profits which, when combined with $2.0 million in lower SG&A costs and $0.7 million in lower amortization expense, resulted in the significant improvement from the prior year.

Net Income. Net income in the first nine months of 2003 grew to $6.9 million or 3.2% of net sales - more than twice the net income of $3.0 million or 1.5% for the same period last year. This improvement reflected the combined results of
6.3 million in added operating income in 2003, a $0.8 million gain on the repurchase of a portion of the Company's Notes, and $0.8 million in lower interest expense due to less debt and lower interest rates, all partially offset by a $4.2 million increase in income taxes. The increase to income taxes included $0.7 million for a valuation allowance associated with net operating loss carry forwards in SpA, the Company's Italian subsidiary, that are anticipated to partially expire at year end.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are cash flows from operations supplemented by a revolving credit facility under which $23.2 million was available for borrowings as of September 30, 2003. The Company occasionally utilizes capital leasing and, for its foreign operations in Italy and India, maintains a combination of overdraft and term loan facilities with local financial institutions on an as needed basis. As of September 30, 2003, there were borrowings of $19.0 million under the Term Loans, no borrowings under the Revolving Credit Lines, $2.4 million in foreign overdraft facilities and $1.5 million in foreign term loans. The Company met all financial covenants set forth in the Credit Agreement for the September 30, 2003 measurement date. On October 24, 2003, the Company refinanced its Term Loans and Revolving Credit Lines. See Footnote 9 (Subsequent Event) of the Notes To Condensed Consolidated Financial Statements for additional detail.

Cash Flows From Operating Activities. Cash flows from operations for the nine months ended September 30, 2003 totaled $21.3 million and were $5.4 million higher than the $15.9 million generated in the same period of 2002. This increase was primarily accounted for by additional net income adjusted for non-cash deferred income taxes totaling $6.8 million. The cash flows from additional earnings were partially offset by $1.8 million of increases in working capital accounts related to the higher overall levels of business in both segments. Sales increases in the first nine months of 2003 drove accounts receivable balances $12.2 million higher, consuming $10.5 million in additional cash as compared to the same period last year. Since its initial installation in early 2002, the Company's use and understanding of the ERP system has steadily

                     STANADYNE CORPORATION AND SUBSIDIARIES

improved, resulting in better inventory management. Inventory overall declined by $2.4 million in the first nine months of 2003, as compared to a $3.3 million inventory increase during the same period in 2002. Monthly inventory turnover averaged 7.8 turns at the end of the first nine months, reflecting a significant improvement from the 7.0 turns recorded for the same period in 2002. Growth in 2003 accrued liability accounts totaled $2.8 million and was primarily in support of higher business levels.

Cash Flows From Investing Activities. The Company's capital expenditures for the first nine months of 2003 totaled $7.6 million, compared to $8.3 million for the same period of 2002. Capital expenditures in 2003 included $4.4 million in support of new product launches with the remainder applied to cost reduction, quality enhancements, safety and ergonomics improvements, capacity enhancement and general maintenance projects.

Cash Flows From Financing Activities. Cash flows from financing activities for the nine months ended September 30, 2003 resulted in a net decrease in cash of $8.7 million. Principal payments of long-term debt totaled $10.8 million, including the early retirement of $5.0 million in outstanding Notes. There were no borrowings under the Revolving Credit Facility. Additional overdraft borrowings at SpA this year totaled $0.5 million. Foreign term loan borrowings at SAPL totaling $1.5 million were required to purchase machinery and equipment for the Company's joint venture activities in India. Payments against capital lease obligations totaled $0.1 million. Investments in the share capital of SAPL by the minority partner increased cash flows by $0.2 million in the first nine months of 2003.

The Company has, from time to time, purchased its own Notes on the open market and may continue to do so in the future when it deems doing so is an effective use of its liquidity. From November 10 through November 12, 2003 the Company retired $4,950 in Notes at an aggregate price of $4,948. As a result of the early retirement of the Notes, the Company realized a $98 loss after the write off of unamortized debt issuance costs of $100. This amount will be recorded in the fourth quarter of 2003.

Pension Plans. The Company maintains a qualified defined benefit pension plan (the "Qualified Plan"), which covers substantially all domestic hourly and salary employees except for Tallahassee hourly employees and an unfunded nonqualified plan to provide benefits in excess of amounts permitted to be paid under the provisions of the tax law to participants in the Qualified Plan.

The value of the Qualified Plan assets decreased from $43.8 million at December 31, 2001 to $37.8 million at December 31, 2002. The combination of weak investment performance and declining discount rates during 2002 resulted in an increase in the Qualified Plan unfunded benefit obligation. Cash contributions to the Qualified Plan for the 2002 plan year of $2.5 million were paid in the third quarter of 2003 to achieve a current liability funding level of 80%. Contributions to the Qualified Plan for the 2003 plan year are expected to be approximately $6.0 million in 2004 to achieve a current liability funding level of 80%. The Company continues to examine the longer term projections for pension expense and cash contributions.

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

Interest Rate Risk. The carrying values of the Company's revolving credit lines and term loans approximate fair value. The term loans are primarily LIBOR-based borrowings and are repriced every one to three months. A 10% change in the interest rate on the term loans would have had a negligible effect on the interest expense recorded in the nine months of 2003. The 10 1/4% Notes bear interest at a fixed rate and, therefore, are not sensitive to interest rate fluctuation. The fair value of the Company's $71.0 million in Notes based on quoted market prices on September 30, 2003 was approximately $61.0 million. More recent buy transactions completed by the Company in November, indicate the price of the Notes is closer to par value.

Foreign Currency Risk. The Company has subsidiaries in Brazil and Italy, a joint venture in India and a branch office in France, and therefore is exposed to changes in foreign currency exchange rates. Changes in exchange rates may positively or negatively affect the Company's sales, gross margins, and retained earnings. However, historically, these locations have contributed less than 15% of the Company's net sales and retained earnings, with most of these sales attributable to the Italian and Brazilian subsidiaries. The Company also sells its products from the United States to foreign customers for payment in foreign currencies as well as U.S. dollars. Foreign currency exchange differences were net gain (loss) of $0.7 million and $(0.9) million for the nine months ended September 30, 2003 and 2002, respectively. A majority of the exchange differences are related to the Company's operations in Brazil. The Company does not hedge against foreign currency risk.

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

                     STANADYNE CORPORATION AND SUBSIDIARIES

PART II: OTHER INFORMATION
ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits:

              10.16(a)  Loan and Security Agreement dated as of October 24,
                        2003 among GMAC Commercial Finance LLC (as Collateral Agent and Administrative Agent) and The Bank of New York (as Documentation Agent) and Wachovia Bank, National Association (as Syndication Agent) and The Lenders Signatory Hereto From Time To Time (as Lenders), With Stanadyne Corporation (as Borrowing Agent) and The Other Loan Parties Signatory Hereto (as Loan Parties)

              10.16(b) Revolving Credit Note to GMAC Commercial Finance LLC (as agent) dated October 24, 2003

              10.16(c) Swingline Note to GMAC Commercial Finance LLC (as agent) dated October 24, 2003

              10.16(d)  Term Note to GMAC Commercial Finance LLC
                        (as agent) dated October 24, 2003

              31.1 Certification of Chief Executive Officer Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

              31.2 Certification of Chief Financial Officer Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

              32 Certification Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         b. No report on Form 8-K was filed during the quarter ended September 30, 2003.

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

                                                        Stanadyne Corporation
                                                        ---------------------
                                                             (Registrant)

Date: November 14, 2003                                 /s/ Stephen S. Langin
                                                        ---------------------
                                                        Stephen S. Langin
                                                        Vice President and
                                                         Chief Financial Officer

EXHIBIT INDEX:

         10.16(a) Loan and Security Agreement dated as of October 24, 2003 among GMAC Commercial Finance LLC (as Collateral Agent and Administrative Agent) and The Bank of New York (as Documentation Agent) and Wachovia Bank, National Association (as Syndication Agent) and The Lenders Signatory Hereto From Time To Time (as Lenders), With Stanadyne Corporation (as Borrowing Agent) and The Other Loan Parties Signatory Hereto (as Loan Parties)

         10.16(b) Revolving Credit Note to GMAC Commercial Finance LLC (as agent) dated October 24, 2003

         10.16(c)   Swingline Note to GMAC Commercial Finance LLC
                    (as agent) dated October 24, 2003

         10.16(d)   Term Note to GMAC Commercial Finance LLC
                    (as agent) dated October 24, 2003

         31.1 Certification of Chief Executive Officer Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of Chief Financial Officer Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32 Certification Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002