Form 10-K
period 2003-12-31
STANADYNE AUTOMOTIVE CORP
filed 2004-03-30
CIK 1053439

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2003
                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                        Commission File Number 333-45823

                              STANADYNE CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                     22-2940378
-------------------------------             -----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

92 Deerfield Road, Windsor, Connecticut                      06095-4209
----------------------------------------              -------------------------
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

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

As of June 30, 2003, there was no established public trading market for the shares of the Registrant's common stock and no shares of common stock were held by non-affiliates of the Registrant.

The number of Common Shares of the Company, $0.01 per share par value, outstanding as of March 1, 2004 was 1,000.

                   DOCUMENTS INCORPORATED BY REFERENCE - None

                              STANADYNE CORPORATION

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                          PAGE
PART I:
       ITEM 1.    Business.............................................................     3
       ITEM 2.    Properties...........................................................     9
       ITEM 3.    Legal Proceedings....................................................     9
       ITEM 4.    Submission of Matters to a Vote of Security Holders..................     9

PART II:
       ITEM 5.    Market for the Registrant's Common Equity, Related Stockholder
                  Matters and Issuer Purchase of Equity Securities.....................    10
       ITEM 6.    Selected Financial Data..............................................    10
       ITEM 7.    Management's Discussion and Analysis of Financial Condition and
                  Results of Operations................................................    12
       ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk...........    21
       ITEM 8.    Financial Statements and Supplementary Data..........................    22
       ITEM 9.    Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure.............................................    23
       ITEM 9A.   Controls and Procedures..............................................    23

PART III:
       ITEM 10.   Directors and Executive Officers of the Registrant...................    24
       ITEM 11.   Executive Compensation...............................................    28
       ITEM 12.   Security Ownership of Certain Beneficial Owners and Management
                   and Related Stockholder Matters.....................................    34
       ITEM 13.   Certain Relationships and Related Transactions.......................    36
       ITEM 14.   Principal Accountant Fees and Services...............................    36

PART IV:
       ITEM 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....    38
       Signatures......................................................................    41

                                     PART I

ITEM 1. BUSINESS

GENERAL

Stanadyne Corporation ("Stanadyne" or the "Company"), is a designer and manufacturer of highly engineered, precision manufactured engine components, including fuel injection equipment for diesel engines and hydraulic lash compensating devices primarily for gasoline engines (the latter commonly known as "hydraulic valve lifters"). With over 125 years of machining experience and over 50 years as a supplier of diesel fuel injection equipment and hydraulic valve lifters, Stanadyne's core competencies in product design, precision machining, and the assembly and testing of complex components have earned the Company a reputation for innovative, high quality products. The Company possesses an extremely broad range of manufacturing technology and know-how and is capable of high-volume production runs, machining high-quality components within tolerances of 20 millionths of an inch on a cost effective basis. In addition to designing and manufacturing, the Company has been successfully pursuing business to manufacture and assemble, on an exclusive contract basis, components designed by other companies.

The Company sells engine components to original equipment manufacturers ("OEMs") in a variety of applications, including agricultural and construction vehicles and equipment, industrial products, automobiles, light duty trucks and marine equipment. The aftermarket is a core element of the Company's operations. The Company sells replacement parts and units through all appropriate global channels to service its products, including the service organizations of its OEM customers, its own authorized network of distributors and dealers, and major aftermarket distribution companies. The Company conducts its business through two principal operating segments: the Precision Products Technologies Group ("Precision Products") formerly known as the Diesel Systems Group, which accounted for 77% of the Company's 2003 net sales, and Precision Engine Products Corp. ("Precision Engine"), a wholly-owned subsidiary, which accounted for 23% of the Company's 2003 net sales. Additional segment and geographic information can be found in Notes 17 and 18 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.

The Company, a Delaware Corporation, is a wholly-owned subsidiary of Stanadyne Automotive Holding Corp. ("Holdings"). The Company and Holdings were formed by American Industrial Partners Capital Fund II, L.P. ("AIP") upon the purchase of Stanadyne Automotive Corp. and Subsidiaries from Metromedia Company (the "Sellers") on December 11, 1997 (the "Acquisition").

PRECISION PRODUCTS

Precision Products is one of only four independent worldwide manufacturers selling to the geographic areas in which the Company competes. Net sales for Precision Products were $224.8 million, $203.5 million and $216.2 million for 2003, 2002 and 2001, respectively. Operating income for Precision Products was $21.6 million, $13.2 million and $15.0 million for 2003, 2002 and 2001, respectively. Total assets of Precision Products were $255.9 million, $237.2 million and $241.1 million at December 31, 2003, 2002 and 2001, respectively.

PRODUCTS

The Precision Products name replaces the former segment named Diesel Systems Group to indicate a broader scope of products and markets served by this segment. Precision Products manufactures its own proprietary products including pumps for gasoline engines and diesel engines (up to 250 horsepower an engine range comprising approximately 90% of all diesel engines produced worldwide), injectors and filtration systems for diesel engines and various non-proprietary products manufactured under contract for other companies. Precision Products sells its fuel injection products to its customers on an individual component basis or by complete line. The primary focus of Precision Products is the agricultural and industrial off-highway segments of the market. Fuel pumps and injectors, Precision Products primary products, are the most highly engineered, precision manufactured components on a diesel engine and comprise the core components of a diesel engine's fuel system. Because fuel system components are so elemental to the proper functioning and optimal performance of a diesel engine, they are essentially custom engineered for a specific engine platform. As a result, the Company typically supplies these components on a sole source basis for the life of engine platforms and enjoys a leading position in the aftermarket. Precision Products also manufactures diesel fuel filters, fuel heaters and water separators, oil pumps and other precision manufactured components and distributes diesel fuel conditioners, stabilizers and diesel engine diagnostic equipment. Due to its competencies in precision manufacturing, assembly and testing of complex products, the Company has been successfully pursuing business to manufacture and assemble, on an exclusive contract basis, components designed by other companies.

CUSTOMERS

Precision Products primary customers are OEMs of diesel engines. Precision Products largest customers, Deere & Company ("Deere") and General Motors Corporation ("GM"), accounted for approximately $96.4 million, or approximately 42.9% of Precision Products net sales. Deere was the only customer that accounted for more than 10% of Precision Products 2003 net sales.

Precision Products supports the servicing of its own products through sales of aftermarket units and parts to the service organizations of its OEM customers, through its own global network of authorized distributors and dealers, and through major aftermarket distribution companies. Total shipments to all service market channels in 2003 represented 49.3% of segment sales.

INDIA BUSINESS STATUS

On October 22, 2001, the Company formed a joint venture with Amalgamations Private Limited to form a new company in the state of Tamil Nadu, India. The joint venture is named Stanadyne Amalgamations Private Limited ("SAPL") and started manufacturing diesel fuel injection equipment for export markets in the second quarter of 2003. Precision Products holds a 51% controlling share of SAPL.

PRECISION ENGINE

Precision Engine is a major independent (non-captive) manufacturer of hydraulic valve lifters primarily for gasoline engines. Net sales for Precision Engine were $65.4 million, $57.2 million and $38.2 million for 2003, 2002 and 2001, respectively. Operating income (loss) for Precision

Engine was $1.8 million, $(3.2) million and $(5.9) million for 2003, 2002 and 2001, respectively. Total assets of Precision Engine were $45.9 million, $47.4 million and $48.5 million at December 31, 2003, 2002 and 2001, respectively.

PRODUCTS

Precision Engine designs and manufactures four types of hydraulic valve lifters: roller rocker arm assemblies, lash adjusters, roller valve lifters and slipper valve lifters. The Company also makes complete valve train actuation assemblies. These products convert the rotary motion of a camshaft into a reciprocating motion and allow for the adjustment of lash (clearance) as valves are opened and closed in the cylinder head of an engine.

CUSTOMERS

Precision Engine's primary customers are OEMs. DaimlerChrysler Corp. ("DCX") and Tritec Motors LTDA. ("Tritec") accounted for 48.5% and 22.3%, respectively, of Precision Engine's 2003 net sales. Precision Engine also sells to the service organizations of its OEM customers and to the aftermarket distribution companies.

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

The main competitors of Precision Products are divisions of Robert Bosch GmbH and Delphi Corporation ("Delphi"). The main competitors of Precision Engine are INA Walzlager Schaeffler KG, Eaton Corporation and Delphi in the aftermarket.

RAW MATERIALS AND COMPONENT PARTS

The Company's products are made largely of specially designed metal parts, most of which are designed, purchased, cast or stamped and machined by the Company to its own technical specifications. Metallic raw materials such as steel, aluminum, copper and brass are commodity items readily available from a number of suppliers. Certain parts, such as electronic components, are made to the Company's specifications. Other parts, such as fasteners, are purchased by the Company from outside suppliers as standardized parts or are made to the Company's specifications. Although from time to time the Company has experienced temporary supply shortages due to localized conditions, no such shortage has materially adversely affected the Company and no supplier accounts for more than 6% of purchases.

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

EMPLOYEES

At December 31, 2003, the Company employed 1,910 persons of whom approximately 31% were salaried and 69% were hourly employees. All of the Company's employees are non-unionized with the exception of those in Stanadyne, S.p.A. ("SpA"). The Company believes its relations with its employees are good.

TECHNOLOGY, RESEARCH AND DEVELOPMENT

Engine manufacturers are required to continually improve engine performance and fuel economy. Accordingly, the Company's research and development investment is significant. In general, the Company funds its own research and development expenses, although some of those expenses may be customer-funded during the pre-production program phase. Research and development costs incurred for 2003, 2002 and 2001 were $11.4 million, $11.2 million and $11.6 million, respectively, of which $1.5 million, $1.9 million and $1.4 million, respectively, were reimbursed by customers. Precision Products accounts for over 95% of these amounts.

Once an OEM commits to purchasing a product from the Company, which usually occurs one to three years into the development or application process, the Company may need to allocate capital for the machinery, equipment and tooling necessary for engine program launch, ramp-up and product volume increases. Furthermore, given the significant existing capital investment in plant and equipment already made by the Company, the Company has on-going programs to maintain, upgrade and replace its investments. In 2003, 2002 and 2001, the Company spent $12.8 million, $10.9 million and $18.0 million, respectively, on capital investments.

FINANCIAL INFORMATION ABOUT INTERNATIONAL AND DOMESTIC
OPERATIONS AND EXPORT SALES

The Company has manufacturing operations in the United States, Italy, Brazil and India. The products manufactured in the United States and Italy are sold within their respective domestic markets, as well as exported throughout the world. These products are sold to both OEM and aftermarket customers. The products manufactured in Brazil are sold only to an OEM customer in Brazil. The products manufactured in India are exported from India to Company facilities in the United States.

The sales to OEM and aftermarket customers during 2003, 2002 and 2001 were as follows:

                                2003         2002        2001
                                ----         ----        ----
                                    (dollars in millions)
Original Equipment:
     Precision Products        $ 113.9     $ 104.4     $ 103.1
     Precision Engine             48.5        42.7        30.3
Aftermarket:
     Precision Products          110.9        99.1       113.2
     Precision Engine             16.9        14.5         7.9
                               -------     -------     -------
         Total Net Sales       $ 290.2     $ 260.7     $ 254.5
                               =======     =======     =======

Information regarding net sales to geographic areas, operating income (loss) from manufacturing facilities in geographic areas and assets by geographic areas for the years ended December 31, 2003, 2002 and 2001 appear below and in Note 18 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.

                                         2003         2002        2001
                                         ----         ----        ----
                                             (dollars in millions)
Net Sales:
     United States                     $ 162.5      $ 143.2      $ 151.1
     Mexico                               31.5         24.3         17.6
     England                              14.7         17.8         25.6
     All Other Geographic Areas           81.5         75.4         60.2
                                       -------      -------      -------
         Total Net Sales               $ 290.2      $ 260.7      $ 254.5
                                       =======      =======      =======

Operating Income (Loss):
     United States                     $  23.8      $  12.0      $  11.0
     Italy                                (1.9)         0.9          0.0
     India                                (0.5)        (0.5)           -
     Brazil                                1.9         (2.4)        (1.9)
                                       -------      -------      -------
         Total Operating Income        $  23.3      $  10.0      $   9.1
                                       =======      =======      =======

Identifiable Assets:
     United States                     $ 234.6      $ 227.3      $ 235.8
     Italy                                43.5         37.0         33.5
     Brazil                                3.2          3.0          3.8
     India                                 2.4          1.2            -
                                       -------      -------      -------
         Total Identifiable Assets     $ 283.7      $ 268.5      $ 273.1
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

ENVIRONMENTAL MATTERS

The Company's facilities are subject to federal, state and local environmental requirements, including those governing discharges to the air and water, the handling and disposal of industrial and hazardous wastes, and the remediation of contamination associated with releases of hazardous substances. The Company operates under various environmental permits and approvals, the violation of which may subject the Company to fines and penalties. There are no known violations of environmental permits or approvals that may have a material adverse effect to the Company's financial position or results of operations. The Company's manufacturing operations involve the use of hazardous substances and, if a release of hazardous substances occurs or has occurred on or from the Company's facilities, the Company may be held liable and may be required to pay the cost of remedying the condition. The amount of any such liability could be material. Pursuant to the terms of the Acquisition, the Sellers have agreed to conduct and complete remediation of soil and groundwater contamination at the Company's Windsor, CT and Jacksonville, NC facilities. While many of these remediations are underway and the Sellers have agreed to complete these remediations and have indemnified the Company with respect to these matters and certain other environmental matters, there can be no assurance that the Sellers will have the ability to completely fulfill their obligations to indemnify the Company for such matters. While the Company believes the Sellers would be able to meet their financial obligations, if the Sellers are unable to do so, the Company will be responsible for such matters and the cost could be material. Additional information can be found in Note 16 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.

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

Below is a summary of the existing facilities:

                           Square      Type of
     Location             Footage      Interest                    Description of Use
     --------             -------      --------                    ------------------
PRECISION PRODUCTS:
    Windsor, CT           571,000       Owned     Corporate Offices, Precision Products Headquarters, Sales
                                                  and Marketing, Engineering Center, Manufacturing
    Jacksonville, NC      110,000       Owned     Manufacturing
                           20,000       Leased    Manufacturing, Distribution
    Washington, NC        177,000       Owned     Manufacturing
    Trappes, France        23,000       Leased    Engineering, Sales and Marketing
    Brescia, Italy        175,000       Owned     SpA Headquarters, Engineering, Sales and Marketing,
                                                  Manufacturing
    Chennai, India         20,000       Leased    Manufacturing

PRECISION ENGINE:
    Windsor, CT           119,000       Owned     Precision Engine Headquarters, Manufacturing
    Tallahassee, FL       125,000       Owned     Manufacturing, Engineering
    Troy, MI                1,115       Leased    Sales and Marketing
    Curitiba, Brazil       10,000       Leased    Manufacturing

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in various legal and regulatory proceedings generally incidental to its business. While the results of any litigation or regulatory issue contain an element of uncertainty, management believes that the outcome of any known, pending or threatened legal proceeding, or all of them combined, will not have a materially adverse effect on the Company's consolidated financial position or results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 1, 2004, Holdings was the holder of record of all the shares of common stock, par value, $.01 per share (the "Common Stock"), of the Company. There is no established trading market for the Common Stock. The Company has never paid or declared a cash dividend on the Common Stock. Furthermore, the Company is restricted from paying dividends under the covenants of its revolving credit and term loan agreements.

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

                                                                            Years Ended December 31,
                                                         ----------------------------------------------------------------
                                                             2003         2002         2001         2000         1999
                                                         -----------   -----------  -----------  -----------  -----------
                                                                               (dollars in thousands)
Statement of Operations Data:
  Net sales                                              $   290,199   $   260,690  $   254,450  $   292,452  $   281,580
  Cost of goods sold                               (a)       234,108       215,391      208,139      229,591      224,204
                                                         -----------   -----------  -----------  -----------  -----------
  Gross profit                                                56,091        45,299       46,311       62,861       57,376
  Selling, general and administrative expenses    (a)(b)      32,769        35,251       37,207       38,904       35,516
                                                         -----------   -----------  -----------  -----------  -----------
  Operating income                                            23,322        10,048        9,104       23,957       21,860
  Other income (expense):
    Gain from extinguishment of debt               (c)           715             -            -        1,585        1,250
    Interest, net                                             (8,257)       (9,403)     (10,141)     (11,669)     (13,576)
                                                         -----------   -----------  -----------  -----------  -----------
  Income (loss) before income taxes and
    minority interest                                         15,780           645       (1,037)      13,873        9,534
  Income taxes (benefit)                                       6,897          (153)         370        6,091        3,628
                                                         -----------   -----------  -----------  -----------  -----------
  Income (loss) before minority interest                       8,883           798       (1,407)       7,782        5,906
  Minority interest in loss of consolidated
    subsidiary                                                   245           255            -            -            -
                                                         -----------   -----------  -----------  -----------  -----------
  Net income (loss)                                      $     9,128   $     1,053  $    (1,407) $     7,782  $     5,906
                                                         ===========   ===========  ===========  ===========  ===========

Balance Sheet Data (at year end):
  Fixed assets, net                                      $   106,250   $   108,326  $   113,361  $   110,965  $   119,611
  Total assets                                               283,725       268,458      273,064      284,092      306,105
  Long-term debt and capital leases (including                96,087       102,896      112,362      122,944      142,280
    current portion)
  Stockholders' equity                                        82,100        67,319       65,724       66,248       61,681

Ratio of earnings to fixed charges                               2.6           1.1          0.9          1.9          1.5
  (See Exhibit 12.1)

(a) Net income in 1999 included $1.9 million of savings in selling, general and administrative expenses as a result of favorably concluding the major elements of plant closure costs.

(b) Net income in 2003 and 2002 excluded amortization for goodwill of approximately $1.9 million. Effective January 1, 2002, the Statement of Financial Accounting Standards ("FAS") No. 142 "Goodwill and Other Intangible Assets" states that goodwill is no longer subject to amortization, but is annually assessed for impairment by applying a fair-value based test.

(c) Net income for 2003, 2000, and 1999 includes gains from extinguishment of debt which were previously recorded as extraordinary gains of $1.0 million in 2000 and $0.8 million in 1999, net of income taxes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

The following table sets forth certain performance details for the periods shown. The amounts are presented in thousands of dollars and as a percentage of net sales.

                                                                  Years Ended December 31,
                                                   2003                      2002                       2001
                                           --------------------       -------------------        ------------------
                                                                    (dollars in thousands)
                                              $             %            $            %             $           %
                                           -------        -----       -------       -----        -------      -----
Net sales..............................    290,199        100.0       260,690       100.0        254,450      100.0
Cost of goods sold.....................    234,108         80.7       215,391        82.6        208,139       81.8
Gross profit...........................     56,091         19.3        45,299        17.4         46,311       18.2
Selling, general and
 Administrative expenses...............     29,293         10.1        30,723        11.8         30,757       12.1
Amortization of intangibles............      2,376          0.8         3,428         1.3          5,350        2.1
Management fees........................      1,100          0.4         1,100         0.4          1,100        0.4
Operating income.......................     23,322          8.0        10,048         3.9          9,104        3.6
Net income (loss)......................      9,128          3.1         1,053         0.4         (1,407)      (0.6)

COMPARISON OF RESULTS OF OPERATIONS

OVERVIEW

Sales in 2003 totaled $290.2 million and were 11.3% higher than the prior year. The Company's business in 2003 benefited from a broad-based increase in customer demand for its off-highway and automotive products in both the original equipment and service markets.

Sales to the Company's primary off-highway markets, including agricultural, industrial and construction, accounted for 60.8% of total sales in 2003, with Deere as the primary customer for the Company's diesel fuel injection equipment. Sales of on-highway products accounted for 39.2% of total 2003 revenues, with valve-train components and DS fuel pumps supplied to DCX, Tritec and GM representing approximately 55% of this total.

Sales to the service markets in 2003 totaled $127.8 million and increased by 12.5% from the prior year, with gains in all of the Company's major product lines. Sales to OEM's increased by 10.4% to $162.4 million in 2003, with the largest gains in diesel fuel injection equipment sold to Deere and valve-train components sold to DCX.

The Company introduced two new products during 2003. A new Fuel Manager filter, the FM-10, was designed to provide a more cost effective filtration solution for the original equipment market. Production of the Integrated Fuel System ("IFS") began in 2003, incorporating components supplied by the SAPL joint venture in India. Initially produced for Deere, this product provides a low cost alternative to the Company's rotary fuel pumps for small diesel engines.

Net income in 2003 totaled $9.1 million and was significantly higher than the $1.1 million reported for 2002. Improved operating leverage on increased sales volumes, especially in the higher margin service markets, combined with effective cost management to produce this result.

During the fourth quarter of 2003, the Company replaced the domestic senior bank credit facility scheduled to begin to expire in December. The new senior bank facility was structured as $25.0 million of term loans and a revolving credit facility of $40.0 million. Cash flows from operations in 2003 totaled $36.1 million and were $12.8 million more than 2002. The added liquidity from the new senior bank facility, when combined with the Company's continued generation of strong cash flow from operations, provided an opportunity to repurchase $9,950 in Notes at a discounted price of $9,010. The Company continues to generate sufficient cash to support existing operations and planned growth initiatives through capital investment.

2003 COMPARED TO 2002

Net Sales. A strong rebound in the general economy and the off-highway equipment markets in particular, helped drive an 11.3% increase in Company net sales for 2003. Sales totaled $290.2 million in 2003 as compared to $260.7 million in 2002, with significant gains reported in both segments.

PRECISION PRODUCTS posted sales totaling $224.8 million in 2003, representing an increase of 10.5% from the 2002 sales figure of $203.5 million. All of the major product lines showed sales increases from the prior year. Sales in 2003 of fuel pumps, injectors and filtration products increased by $16.3 million or 8.3%, while sales of Precision Components and Assembly ("PCA") products totaled $13.0 million in 2003 or 64.5% more than the prior year, due to added business with Cummins Inc. ("Cummins") and Caterpillar Inc. ("Caterpillar"). Higher demand for products from the OEM markets totaled $13.8 million and included increases in sales to Deere, Cummins, Caterpillar, CNH Global N.V. and General Engine Products, Inc. Year-over-year sales to the service markets were $15.4 million higher in 2003 than in 2002, with a majority of this increase accounted for by the Company's independent distributor network. These increases were only partially offset by declines of $3.6 million in the service demand for DS fuel pumps supplied to GM and $1.3 million and $3.0 million lower sales of diesel fuel injection equipment to Perkins Engine and SISU Diesel, respectively.

PRECISION ENGINE reported sales of $65.4 million for 2003, totaling $8.1 million or 14.3% more than the same period in 2002. A significant portion of this increase, $7.8 million, was due to higher demand from DCX. While sales of individual rocker arm assemblies to DCX for the 3.5 litre LH platform ended as planned in August 2003, Precision Engine has replaced these sales through the supply of the fully assembled valve-train actuator assembly (VTAA), comprised of nine rocker arm assemblies, to the 3.5 litre CS platform for the Pacifica vehicle and the CX platform for sedans. OEM sales to Tritec Motors, Ltda. in Brazil were $1.7 million higher in 2003, as success of the Mini Cooper continued to drive demand for the 1.6 litre gasoline engine that exclusively utilizes Precision Engine roller rocker arm assemblies. These increases were offset partially by the expected decline of $2.4 million in sale of tappets to Ford Motor Company related to the phase-out of production of the Escort.

Gross Profit. Gross profit for the Company totaled $56.1 million or 19.3% of net sales in 2003 as compared to $45.3 million or 17.4% of net sales in 2002. Gross profit results by operating segment followed the changes in sales reported above.

Gross profit in the Precision Products segment increased by $9.3 million in 2003 from 2002 and improved as a percentage of net sales to 22.7% from 20.5%. This change resulted from a combination of improved operating leverage from higher sales levels, stronger sales to the higher margin service market, and lower manufacturing costs in the U.S.-based facilities. Gross profit was negatively impacted in 2003 by higher manufacturing costs related to the launch of new PCA products for Cummins and CAT.

Gross profit in the Precision Engine segment in 2003 totaled $5.1 million or 7.8% of net sales and was $1.5 million higher than the $3.6 million or 6.4% reported in 2002. Although some improvement was realized, additional gross margin on the year-over-year increase in sales volumes was depressed by higher manufacturing and factory overhead costs in 2003. Operating inefficiencies in both the Tallahassee, Florida and Windsor, Connecticut facilities have been addressed through a reorganization of segment management.

Selling, General and Administrative Expense ("SG&A"). SG&A in 2003 was $29.3 million or 10.1% of net sales and was $1.4 million lower than the $30.7 million or 11.8% reported in 2002. There were two major components to this reduction. First, on June 1, 2003 the Company implemented changes to the retiree health benefit plans by standardizing cost sharing guidelines for all U.S. retirees participating in the Company's retiree health plan. The impact of this change reduced the Company's year-to-year expense for retiree health benefits by approximately $2.6 million. The second major component to the year-to-year reduction in SG&A costs was a change in direction for foreign exchange differences on Precision Engine operations in Brazil; $0.7 million in gains during 2003 versus $1.8 million in losses during 2002. SG&A cost increases during 2003 included an additional $1.4 million in employee profit sharing plan expenses based on higher earnings, $0.2 million in freight on sales associated with increased business levels and $0.3 in professional fees. Approximately $0.3 million of bank debt origination costs related to the replacement senior credit facility entered into in the fourth quarter were charged to 2003 SG&A. Foreign SG&A increased by $1.0 million due to additional costs in the joint-venture in India and the impact of the strengthening Euro on the Company's cost of operations in Italy and France.

Amortization of Intangibles. Amortization of intangible assets decreased to $2.4 million in 2003 from $3.4 million in 2002. This reduction reflected the conclusion of the amortization of the Company's old business systems software that was replaced by the new Enterprise Resource Planning ("ERP") system in 2002.

Operating Income. Operating income in 2003 was $23.3 million and 8.0% of net sales versus $10.0 million and 3.9% of net sales in 2002. Higher sales in both segments generated $10.8 million in additional gross profits which, when combined with $1.4 million in lower SG&A costs and $1.0 million in lower amortization expense, resulted in the significant improvement from the prior year.

Net Income. Net income for the Company grew to $9.1 million in 2003 as compared to $1.1 million in 2002. This $8.0 million increase resulted from the $13.3 million improvement in 2003 operating income, a $0.7 million gain on repurchases of a portion of the Company's Notes, $1.1 million less interest expense on lower debt and reduced borrowing rates, all partially offset by a $7.1 million increase in income taxes. The Company's effective tax rates were 43.7% and (23.6)% in 2003 and 2002, respectively. The 2003 tax rate included $1.4 million in taxes resulting from expiring foreign net operating losses. The negative tax rate in 2002 was due to the effect of foreign and state taxes on net losses. Additional information can be found in Note 11 of the Notes to Consolidated Financial Statements contained in Item 8 of this Report.

2002 COMPARED TO 2001

Net Sales. Net sales for 2002 totaled $260.7 million and were $6.2 million or 2.5% higher than the $254.5 million recorded in 2001. All of the increase was produced by the Precision Engine segment, where sales grew by $19.0 million or 49.7%. This significant increase in net sales came from three major sources. First, higher OEM sales of $5.0 million to DCX in the U.S. resulted primarily from stronger demand for the vehicles equipped with Precision Engine roller-rocker arms. Second, sales to Tritec Motors, Ltd. in Brazil increased by $7.5 million in 2002 versus 2001, reflective of the first year of full volume production levels of the Mini-Cooper. Third, increased demand from 2001 in the service aftermarket for hydraulic tappets, together with price increases, resulted in $6.5 million of additional sales in 2002. A significant downturn in fourth quarter sales in Precision Products resulted in an overall reduction in year-to-year sales of $12.8 million, or 5.9%. Included in this change was an expected $18.9 million annual reduction in service sales of the DS fuel pump to GM. Lower demand for this product is expected to continue as the in-service vehicle population diminishes with time. Increased sales of filter products and first-year PCA sales of $3.1 million and $5.2 million, respectively, partially offset the lower sales of DS fuel pumps. The remainder of the sales decline of $2.2 million in this segment came from fewer sales of other fuel pump and injector products, most of which is traceable to lower customer demand in the fourth quarter.

Gross Profit. After reporting year-over-year increases for the first nine months, gross profit for the Company totaled $45.3 million or 17.4% in 2002 as compared to $46.3 million or 18.2% in 2001. Gross profit results by operating segment followed the changes in sales reported above. Higher sales volumes and price increases on after-market tappets allowed the Precision Engine segment to record a gross profit in 2002 of $3.7 million or 6.4% as compared to zero gross profit reported in 2001. While reflecting a significant improvement from the prior year, the 2002 result for Precision Engine was negatively impacted by overspending in the manufacturing and overhead areas as the organization struggled to contain costs while managing the 49.7% annual growth in sales. The downturn in fourth quarter sales in Precision Products had a heavy influence on the overall 2002 gross profit of $41.6 million or 20.5% of net sales. Reflecting a decrease from 2001 gross profits of $46.3 million or 21.4%, this sales volume driven decline required staff reductions during the year totaling 11.3% of segment employment, resulting in $0.4 million of severance costs.

Selling, General and Administrative Expense ("SG&A"). SG&A expense in 2002 totaled $30.7 million and was only slightly less than the $30.8 million reported in 2001 due to nearly offsetting differences in each segment. A $1.6 million reduction from 2001 SG&A in Precision Products was primarily the result of $1.1 million less in ERP implementation costs following the launch of the new JD Edwards system in March 2002. Precision Products SG&A costs were also lower in 2002 due to $0.7 million of additional customer funding for new engineering programs. Precision Engine recorded a $1.5 million increase in SG&A costs in 2002 due almost entirely to $1.1 million of additional foreign exchange losses on operations in Brazil.

Amortization of Intangibles. Amortization of intangible assets totaled $3.4 million in 2002 and $5.4 million in 2001. Amortization of goodwill was discontinued effective January 1, 2002 when the Company adopted FAS 142. Goodwill amortization in 2001 was $1.9 million.

Operating Income. Operating income increased in 2002 to $10.0 million and 3.9% of net sales from 2001 figures of $9.1 million and 3.6%. The improvement was due primarily to higher sales and gross profit in Precision Engine and lower SG&A costs in Precision Products. All of the Company's operating profit was recorded in the Precision Products segment. Despite a significant improvement from 2001, the Precision Engine segment reported $3.2 million in operating losses for 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

Although the Company carries a significant amount of debt as a result of the Acquisition, its demonstrated ability to annually produce strong cash flows has enabled it to reduce its outstanding debt ahead of all scheduled amortization. Principal sources of liquidity are cash flows from operations supplemented by borrowings under a revolving credit facility. The Company occasionally utilizes capital leases. In addition, subject to the restrictions in the Company's lending agreements, supplemental senior or other indebtedness may be incurred from time to time to finance acquisitions, capital expenditures or other general corporate purposes.

Indebtedness as of December 31, 2003, totaled $96.1 million and was comprised of $66.0 million of Notes, $25.0 million in domestic term loans, no borrowings under the domestic revolving credit lines and for the foreign subsidiaries, overdraft facilities of $2.7 million with local financial institutions and $1.5 million of foreign term debt. The Company had cash on hand at December 31, 2003 of $18.0 million, which was $13.3 million more than a year earlier.

Cash Flows from Operating Activities. Net cash flows provided by operating activities totaled $36.1 million, $23.3 million and $14.1 million in 2003, 2002 and 2001, respectively. Representing a $12.8 million increase from 2002 levels, the stronger 2003 cash flows from operations were driven by a combination of $8.1 million higher net income enhanced by $3.1 million in deferred tax and $1.7 million of net cash from changes to asset and liability accounts.

Cash flows from operating activities before changes in assets and liabilities totaled $30.2 million were partially offset by growth in accounts receivable to support the increased business levels in both segments in 2003. Although accounts receivable balances increased by $5.1 million during the year, better utilization of the new ERP system installed in 2002 helped the Company reduce the Days Sales Outstanding ("DSO") measurement to 53.3 days from 54.4 days in the prior year. Despite the higher levels of business, inventory levels were reduced by $4.3 million during 2003 and turnover showed significant improvement, increasing to 8.1X in 2003 from 7.1X in 2002.

Much of this success is based on increased use of Kan-Ban techniques in Precision Products and "Lean" manufacturing disciplines in Precision Engine operations.

Growth in 2003 accounts payable totaled $2.4 million and was primarily in support of higher business levels. Other accrued liability accounts increased during 2003 by $4.8 million, again driven by higher business levels and associated expenses recorded for employee related costs for wages and benefits.

Cash Flows from Investing Activities. The Company's capital expenditures totaled $12.8 million, $10.9 million and $18.0 million in 2003, 2002 and 2001, respectively. These amounts reflect cash outlays for the purchase of machinery and equipment and the maintenance of existing facilities. Management estimates that the Company has historically spent, and will continue to spend, approximately $5.0 to $6.0 million annually on maintenance of plant and equipment. The remaining non-maintenance capital expenditures represent cash outlays for equipment, machinery or plant expansion in order to support new product and new customer opportunities, to effect cost reductions through process improvements, and to increase capacity to support increased production volumes for existing products. Capital expenditures in 2003 included approximately $7.6 million for new product programs including $2.5 million for the Deere IFS and $2.1 million for the GDI pump. An additional $0.6 million was spent in 2003 to increase capacity for the production of replacement filter elements. This program will increase element capacity by approximately 50% at a total cost of $1.6 million and will be concluded during 2004.

Cash Flows From Financing Activities. Cash flows from financing activities resulted in net reductions in cash of $9.2 million, $9.7 million and $10.6 million in 2003, 2002 and 2001 respectively.

With respect to its United States indebtedness in the fourth quarter, the Company replaced the domestic senior bank credit facility scheduled to begin to expire in December 2003. The new senior bank facility was structured as $25.0 million of term loans and $40.0 million in revolving credit notes. The Company incurred and capitalized $1.5 million in debt issuance costs related to this new facility. During 2003 the Company paid down domestic term debt of $34.8 million with proceeds from refinancing and cash provided from operations. In 2002, principal payments of long-term debt totaled $5.6 million and $5.4 million in the revolving credit facility was repaid. Also during 2003, the Company retired $9,950 in Notes and realized a $715 gain after the write off of unamortized debt issuance costs of $225.

With respect to its foreign indebtedness, borrowings against SpA's overdraft facilities totaled $2.6 million and $1.7 million at December 31, 2003 and 2002, respectively, reflecting increases of $0.5 million in 2003 and $0.9 million in 2002. Borrowings in India in support of SAPL operations totaled $1.5 million in term loans. Investments in the share capital of SAPL by the minority partner provided an additional $0.3 and $0.5 million in cash during 2003 and 2002, respectively.

Management believes that cash flows from operations and availability of additional borrowings under the revolving credit facility will provide adequate funds for the Company's foreseeable working capital needs, planned capital expenditures and debt service obligations including scheduled amortization totaling $3.9 million in 2004. At December 31, 2003, the Company had

$35 million in the revolving credit line available through October 1, 2007, of which $6.8 million was used for standby letters of credit and eligible collateral was $3.5 million below the maximum credit limit, leaving $24.7 million available for borrowings. The Company's ability to fund its operations, make planned capital expenditures, make scheduled debt payments, refinance indebtedness and remain in compliance with all of the financial covenants under its debt agreements will depend on its future operating performance and cash flow, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control.

Pension Plans. The Company maintains a qualified defined benefit pension plan (the "Qualified Plan"), which covers substantially all domestic hourly and salary employees, except for Tallahassee hourly employees, and an unfunded nonqualified plan to provide benefits in excess of amounts permitted to be paid under the provisions of the tax law to participants in the Qualified Plan.

The expected long-term rate of return on assets assumption is developed with reference to historical returns, forward-looking return expectations, the Qualified Plan's investment allocation, and peer comparisons. The Company selected the 8.75% expected return assumption used for 2003 net periodic pension expense with input from the Qualified Plan investment advisor. The investment advisor analyzed actual historical returns and future expected returns of asset class benchmarks appropriate to the Qualified Plan's target investment allocation. The analysis also reflected asset return premiums anticipated as a result of active portfolio management, as appropriate for each benchmark asset class. Based on these considerations, the Company decreased the expected return assumption by 25 basis points, from 9.00% used for 2002 to 8.75% used for 2003. The decrease in this assumption is primarily due to a decrease in the future expected return of the Qualified Plan's fixed income portfolio, and reflects the low yields currently available on investment-grade fixed income investments. Since the expected return on assets assumption is long-term in nature, changes in this assumption are made less frequently than changes in the discount rate assumption.

The assumed average salary compensation increase was reduced from 5% to 4% for the 2003 measurement to reflect the current economic conditions. No compensation increase rate is applicable for the hourly plans, as they are flat pay for each year of service (regardless of compensation earned).

The discount rate used to value the pension obligation was developed with reference to a number of factors, including the current interest rate environment, benchmark fixed-income yields, peer comparisons, and expected future pension benefit payments. The discount rate of 6.25%, set at December 31, 2003, reflects the yield currently available on a portfolio of high-quality corporate bonds with cash flows that match the timing and amount of future benefit payments of the Qualified Plan. The selection of this rate was supported by an analysis that involved selecting a portfolio of bonds rated AA- or better by Standard & Poor's, maturing in each of the next sixty years timed to match the Qualified Plan's cash flow needs. Once the appropriate bonds were identified, the total purchase price of the portfolio was determined and the discount rate benchmark was measured as the internal rate of return needed to discount the cash flows to arrive at the portfolio price.

The value of the Qualified Plan assets increased to $48.2 million at December 31, 2003 from $37.8 million at December 31, 2002. Despite a strong recovery in 2003 investment performance, declining discount rates resulted in an increase in the Qualified Plan unfunded benefit obligation. Contributions to the Qualified Plan for the 2003 plan year are expected to be approximately $6.0 million to achieve a current liability funding level of 80% compared to $2.6 million and a current liability funding level of 80% for 2002. Additional information can be found in Note 9 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.

As of December 31, 2003, the fair value of assets of the Company's pension plan was less than the accumulated benefit obligation of the plan. As a result, the Company was required to record an additional minimum pension liability in accordance with SFAS No. 87, "Employers' Accounting for Pensions." This resulted in an additional minimum liability of $3.0 million, an intangible asset of $1.6 million (representing the amount of unrecognized prior service cost), a non-cash charge to accumulated other comprehensive income of $1.4 million offset by a deferred tax asset of $0.6 million. As of December 31, 2002, the Company recorded an additional minimum liability of $5.2 million, an intangible asset of $1.8 million, a non-cash charge to accumulated other comprehensive income of $3.4 million offset by a deferred tax asset of $1.3 million in excess of the expected rate of return. The $2.0 million incremental decrease in accumulated other comprehensive loss from December 31, 2002 to December 31, 2003 was driven primarily by the pension trust fund's asset favorable performance during 2003. The improvement would have been greater except for the negative impact of a continued decline in market interest rates, which increased the present value of the plan's liabilities. Since the investment market environment and the significant decline in market interest rates over the last several years are the primary driving forces behind recognition of additional minimum pension liabilities, a continued market recovery and/or an increase in market interest rates could reverse all or a portion of these items in future periods. No additional liabilities were required to be recognized for the nonqualified supplemental retirement plans because the accrued benefit cost of that unfunded plan exceeds the accumulated benefit obligation.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of December 31, 2003 the Company had the following obligations and commitments:

                                                       Payments due by period
                                                -----------------------------------
                                                                                         Greater
                                                Less than 1    1 to 3        3 to 5       than
                                      Total        Year         Years         Years      5 Years
                                      -----        ----         -----         -----      -------
                                                       (dollars in thousands)
Operating Leases                  $     2,183   $   1,212     $    929      $     42   $       -
Capital Leases                            933         257          518           158           -
Long-term Debt                         95,154       6,523        7,745        80,886           -
Purchase Obligations (1)                5,417       5,417            -             -           -
Other Long-Term Liabilities (2)         7,670         572          654           892       5,552
                                  -----------   ---------     --------      --------   ---------
Total                             $   111,357   $  13,981     $  9,846      $ 81,978   $   5,552
                                  ===========   =========     ========      ========   =========

(1) Consists of obligations for capital purchases of plant improvements, machinery and equipment. Not included in these amounts are the routine trade commitments the Company enters into with its suppliers for the purchase of raw materials and other goods and services under customary purchase order terms. The Company is unable to determine the aggregate value of these purchase orders and does not have any material agreements for purchases that exceed expected requirements to satisfy customer demand.

(2) Consists of estimated benefit payments over the next ten years to retirees under an unfunded domestic nonqualified pension plan and, with respect to the Italian subsidiary, an unfunded leaving indemnity liability.

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

NEW ACCOUNTING STANDARDS

In January and December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" and FIN46R, respectively. FIN 46 requires that the assets, liabilities and results of the activities of variable interest entities be consolidated into the financial statements of the company that has a controlling financial interest. It also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. The Company applied FIN 46 in 2003 with no resulting effect on its consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149 ("FAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." FAS 149 amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under FAS 133, "Accounting for Derivative Instruments and Hedging Activities." FAS 149 is effective for contracts entered into or modified after June 30, 2003. The Company adopted FAS 149 in 2003 with no material impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150 ("FAS 150"), "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity." FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or an asset in some circumstances). The scope of FAS 150 includes financial instruments issued in the form of shares that are mandatorily redeemable and that employ unconditional obligations requiring the issuer to redeem it by transferring its assets at a specific or determinable date or upon an event that is certain to occur. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. Mandatorily redeemable financial instruments of nonpublic entities are subject to the provisions of FAS 150 for the first fiscal period beginning after December 15, 2003. The Company believes that adoption of this statement will not have any material impact on the consolidated financial condition or results of operations.

In December 2003, the FASB issued Statement of Financial Standards No. 132R ("FAS 132R"), "Employers' Disclosures about Pensions and Other Postretirement Benefits." FAS 132R amends the disclosure requirements of FAS 132 to require additional disclosures about assets, obligations, cash flow and net periodic benefit cost. FAS 132R is effective in 2003 and the related disclosures have been included in Notes 9 and 10 to the Company's Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks including changes in interest rates and changes in foreign currency exchange rates as measured against the U.S. dollar.

Interest Rate Risk. The carrying values of the Company's revolving credit line and term loans approximate fair value. The revolving credit line is priced daily and the term loans are primarily LIBOR borrowings and are re-priced approximately every month based on prevailing market rates. A 10% change in the interest rate on the revolving credit line and term loans would have increased or decreased the 2003 interest expense by $0.1 million. The Senior Subordinated Notes ("Notes") bear interest at a fixed rate of 10.25% and, therefore, are not sensitive to interest rate fluctuation. The fair value of the Notes at December 31, 2003 approximated $66.0 million.

Foreign Currency Risk. The Company has operating subsidiaries in Italy, Brazil and India and a branch office in France, thereby creating exposures to changes in foreign currency exchange rates. Changes in exchange rates may positively or negatively affect the Company's sales, gross margins, and retained earnings. Historically, these locations have contributed less than 15% of the Company's net sales and retained earnings, with most of these sales attributable to the Italian and Brazilian subsidiaries. The Company also sells its products from the United States to foreign customers for payment in foreign currencies as well as dollars. Foreign currency exchange gains totaled $0.8 million in 2003, while exchange losses totaled ($1.8) million in 2002. A majority of the increase in foreign currency exchange gains in 2003 is related to the Company's operations in Brazil. Effective with the beginning of the third quarter of 2002, the Company determined that $2.2 million of intercompany debt between Precision Engine Products Corp. ("PEPC") and PEPL should be considered a long-term-investment. Foreign exchange related gains and losses on this intercompany debt are excluded from operating income and included in other comprehensive income (loss). The Company does not hedge against foreign currency risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                                  Page
                     STANADYNE CORPORATION AND SUBSIDIARIES

INDEPENDENT AUDITORS' REPORT...................................................................................    F-1
      Consolidated Balance Sheets as of December  31, 2003 and 2002............................................    F-2
      Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001...............    F-3
      Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss) for the Years
          Ended December 31, 2003, 2002 and 2001...............................................................    F-4
      Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001...............    F-5
      Notes to the Consolidated Financial Statements...........................................................    F-6

INDEPENDENT AUDITORS' REPORT

Board of Directors
Stanadyne Corporation

We have audited the accompanying consolidated balance sheets of Stanadyne Corporation and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Stanadyne Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."

Deloitte & Touche LLP

Hartford, Connecticut
March 1, 2004

                     STANADYNE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                    December 31,
                                                                                2003            2002
                                                                            -----------     -----------
                                    ASSETS
Current Assets:
     Cash and cash equivalents                                              $    17,977     $     4,683
     Accounts receivable, net of allowance for uncollectible accounts
         (Notes 15 and 19)                                                       38,903          33,045
     Inventories, net (Notes 2 and 19)                                           30,094          33,395
     Prepaid expenses and other assets                                            2,552           1,299
     Deferred income taxes (Note 11)                                              4,471           5,919
                                                                            -----------     -----------
                  Total current assets                                           93,997          78,341
Property, plant and equipment, net (Note 3)                                     106,250         108,326
Goodwill (Note 4)                                                                70,819          68,090
Intangible and other assets, net (Notes 4 and 11)                                 8,390           9,485
Due from Stanadyne Automotive Holdings Corp. (Note 14)                            4,269           4,216
                                                                            -----------     -----------
                  Total assets                                              $   283,725     $   268,458
                                                                            ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                       $    22,719     $    19,864
     Accrued liabilities (Notes 6, 9 and 10)                                     31,249          26,532
     Current maturities of long-term debt (Note 8)                                6,523           9,456
     Current installments of capital lease obligations (Note 5)                     280             117
                                                                            -----------     -----------
                  Total current liabilities                                      60,771          55,969
Long-term debt, excluding current maturities (Note 8)                            88,631          92,999
Deferred income taxes (Note 11)                                                       -             666
Capital lease obligations, excluding current installments (Note 5)                  653             324
Other noncurrent liabilities (Notes 7, 9 and 10)                                 51,332          50,949
                                                                            -----------     -----------
                  Total liabilities                                             201,387         200,907
                                                                            -----------     -----------

Minority interest in consolidated subsidiary (Note 1)                               238             232

Commitments and Contingencies (Notes 5 and 16)

Stockholders' Equity:
     Common stock, par value $.01, authorized 10,000 shares, issued and
         outstanding 1,000 shares (Note 13)                                           -               -
     Additional paid-in capital                                                  59,858          59,858
     Other accumulated comprehensive income (loss)                                1,479          (4,174)
     Retained earnings                                                           20,763          11,635
                                                                            -----------     -----------
                  Total stockholders' equity                                     82,100          67,319
                                                                            -----------     -----------
                  Total liabilities and stockholders' equity                $   283,725     $   268,458
                                                                            ===========     ===========

                 See notes to consolidated financial statements.

                     STANADYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                               Years Ended December 31,
                                                                 -----------------------------------------------
                                                                      2003            2002              2001
                                                                 -------------    ------------      ------------
Net sales (Notes 15, 17, 18 and 20)                              $    290,199     $    260,690      $    254,450
Costs of goods sold                                                   234,108          215,391           208,139
                                                                 ------------     ------------      ------------
     Gross profit                                                      56,091           45,299            46,311
Selling, general and administrative expenses (Note 14)                 32,769           35,251            37,207
                                                                 ------------     ------------      ------------
     Operating income                                                  23,322           10,048             9,104
Other income (expense):
     Gain from extinguishment of debt                                     715                -                 -
     Interest income                                                       53               17               349
     Interest expense                                                  (8,310)          (9,420)          (10,490)
                                                                 ------------     ------------      ------------
Income (loss) before income taxes and minority interest                15,780              645            (1,037)
Income taxes (benefit) (Note 11)                                        6,897             (153)              370
                                                                 ------------     ------------      ------------
Income (loss) before minority interest                                  8,883              798            (1,407)
Minority interest in loss of consolidated subsidiary (Note 1)             245              255                 -
                                                                 ------------     ------------      ------------
Net income (loss)                                                $      9,128     $      1,053      $     (1,407)
                                                                 ============     ============      ============

                 See notes to consolidated financial statements.

                     STANADYNE CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                             (DOLLARS IN THOUSANDS)

                                                                                  Accumulated
                                                                                     Other
                                                    Common Stock    Additional      Compre-                   Compre-
                                                  ----------------   Paid-in       hensive      Retained      hensive
                                                  Shares    Amount   Capital     Income (Loss)  Earnings   Income (Loss)    Total
                                                  ------   -------  ----------   -------------  --------   -------------    -----
January 1, 2001                                    1,000   $     -  $ 59,858       $  (5,599)   $  11,989                 $  66,248

Comprehensive loss:
  Net loss                                                                                         (1,407)   $  (1,407)      (1,407)
                                                                                                             ---------
  Other comprehensive income -
      Foreign currency translation adjustments                                           883                       883          883
                                                                                                             ---------
  Other comprehensive income                                                                                       883
                                                                                                             ---------
Comprehensive loss                                                                                           $    (524)
                                                                                                             =========
                                                  ------   -------  ----------   -------------  --------                  ---------
December 31, 2001                                  1,000         -    59,858          (4,716)      10,582                    65,724

Comprehensive income:
  Net income                                                                                        1,053    $   1,053        1,053
                                                                                                             ---------
  Other comprehensive income -
      Foreign currency translation adjustments                                         2,616                     2,616        2,616
      Additional pension liability, net of
      tax of $1,320                                                                   (2,074)                   (2,074)      (2,074)
                                                                                                             ---------
  Other comprehensive income                                                                                       542
                                                                                                             ---------
Comprehensive income                                                                                         $   1,595
                                                                                                             =========
                                                  ------   -------  ----------   -------------  --------                  ---------
December 31, 2002                                  1,000         -    59,858          (4,174)      11,635                    67,319

Comprehensive income:
  Net income                                                                                        9,128    $   9,128        9,128
                                                                                                             ---------
  Other comprehensive income -
      Foreign currency translation adjustments                                         4,449                     4,449        4,449
      Additional pension liability, net of
      tax of ($766)                                                                    1,204                     1,204        1,204
                                                                                                             ---------
  Other comprehensive income                                                                                     5,653
                                                                                                             ---------
Comprehensive income                                                                                         $  14,781
                                                                                                             =========
                                                  ------   -------  --------       ---------    ---------                 ---------
December 31, 2003                                  1,000   $     -  $ 59,858       $   1,479    $  20,763                 $  82,100
                                                  ======   =======  ========       =========    =========                 =========

                 See notes to consolidated financial statements.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                          Years Ended December 31,
                                                                                -------------------------------------------
                                                                                    2003            2002           2001
                                                                                ------------    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                          $      9,128    $      1,053   $     (1,407)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization                                                20,690          20,896         21,035
         Deferred income taxes                                                           480          (2,676)        (1,451)
         Loss applicable to minority interest                                           (245)           (255)             -
         Loss (gain) on disposal of property, plant and equipment                        144             135            (43)
         Changes in assets and liabilities:
              Accounts receivable                                                     (5,095)          3,931         (4,758)
              Inventories                                                              4,251            (726)          (936)
              Prepaid expenses and other assets                                         (416)         (2,303)           684
              Due from Stanadyne Automotive Holding Corp.                                (53)              -           (155)
              Accounts payable                                                         2,449          (1,939)         4,325
              Accrued liabilities                                                      4,191           1,699         (2,609)
              Other noncurrent liabilities                                               601           3,517           (539)
                                                                                ------------    ------------   ------------
                  Net cash provided by operating activities                           36,125          23,332         14,146
                                                                                ------------    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                            (12,815)        (10,867)       (17,971)
     Proceeds from disposal of property, plant and equipment                               4              61            230
                                                                                ------------    ------------   ------------
                  Net cash used in investing activities                              (12,811)        (10,806)       (17,741)
                                                                                ------------    ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of loan origination fees                                                (1,527)              -              -
     Proceeds from long-term debt                                                     25,000               -              -
     Proceeds from foreign long-term debt                                              1,451               -              -
     Net (payments) proceeds on revolving credit facilities                                -          (5,400)         5,400
     Net proceeds on foreign overdraft facilities                                        538             947            455
     Payments on long-term debt                                                      (34,779)         (5,607)       (15,945)
     Payments on capital lease obligations                                              (141)            (90)          (484)
     Proceeds from investment by minority interest                                       251             487              -
                                                                                ------------    ------------   ------------
                  Net cash used in financing activities                               (9,207)         (9,663)       (10,574)
                                                                                ------------    ------------   ------------

Net increase (decrease) in cash and cash equivalents                                  14,107           2,863        (14,169)
Effect of exchange rate changes on cash and cash equivalents                            (813)          1,700            642
Cash and cash equivalents at beginning of year                                         4,683             120         13,647
                                                                                ------------    ------------   ------------
Cash and cash equivalents at end of year                                        $     17,977    $      4,683   $        120
                                                                                ============    ============   ============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:
     During 2003 and 2002 the Company entered into capital leases for new equipment resulting in capital lease obligations of $543 and $454, respectively.

                 See notes to consolidated financial statements.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Description of Business. Stanadyne Corporation (the "Company"), a wholly-owned subsidiary of Stanadyne Automotive Holding Corp. ("Holdings"), is a producer of diesel fuel injection equipment and other precision machined components which are sold worldwide to agricultural, industrial and automotive diesel engine manufacturers and to the diesel engine aftermarket. The Company's wholly owned subsidiary, Precision Engine Products Corp. ("Precision Engine"), is a supplier of roller-rocker arms, hydraulic valve lifters and lash adjusters to automotive engine manufacturers and the independent automotive aftermarket. A majority of the outstanding equity of Holdings is owned by American Industrial Partners Capital Fund II, L.P. ("AIP").

         Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all of the Company's wholly-owned subsidiaries: Precision Engine Products Corp., Stanadyne, SpA ("SpA"), Precision Engine Products LTDA ("PEPL") and Stanadyne Automotive Foreign Sales Corp. ("FSC") which was dissolved December 30, 2002. Intercompany balances have been eliminated in consolidation. A joint venture, Stanadyne Amalgamations Private Limited ("SAPL"), is fully consolidated based on the Company's 51% controlling share, while the remaining 49% is recorded as a minority interest. The financial statements of SAPL, SpA and PEPL are consolidated on a fiscal year basis ending November 30.

         Cash and Cash Equivalents. The Company considers cash on hand and short-term investments with an original maturity of three months or less to be "cash and cash equivalents" for financial statement purposes.

         Inventories. Inventories are stated at the lower of cost or market. The principal components of costs included in inventories are materials, labor, subcontract cost and overhead. The Company uses the last-in/first-out ("LIFO") method of valuing its inventory, except for the inventories of SpA, PEPL and SAPL, which are valued using the first-in/first-out ("FIFO") method. At December 31, 2003 and 2002, inventories valued at LIFO represented 80% and 85% of total inventories, respectively.

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

Buildings and improvements                15 to 45 years
Machinery and equipment                    3 to 15 years
Computer hardware and software              3 to 7 years

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

         Goodwill and Other Intangible Assets. The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 ("FAS 142") "Goodwill and Other Intangible Assets" and SFAS No. 144 ("FAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 142 required that upon adoption, amortization of goodwill cease and instead, the carrying value of goodwill be evaluated for impairment on an annual basis by applying a fair value based test. Intangible assets consist primarily of technological know-how, trademarks, patents and deferred loan origination costs. Identifiable intangible assets will continue to be amortized over their useful lives of 3 to 31 years and be reviewed for impairment in accordance with SFAS No. 121 ("FAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," as amended by FAS 144.

         Fair Value of Financial Instruments. Disclosures about fair value of financial instruments, requires the disclosure of fair value information for certain assets and liabilities, whether or not recorded in the balance sheet, for which it is practicable to estimate such value. The Company has the following financial instruments: cash and cash equivalents, receivables, accounts payable, accrued liabilities and long-term debt. The Company considers the carrying amount of these items, excluding long-term debt, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization. Refer to Note 8 for fair value disclosures of long-term debt.

         Product Warranty. The Company provides an accrual for the estimated future warranty costs of its products at the time the revenue is recognized. These estimates are based upon statistical analyses of historical experience of product returns and the related cost.

         Pension and Other Postretirement Benefits. The Company amortizes unrecognized gains and losses exceeding 10% of the accumulated benefit obligation for the pension plans and for the health and life insurance benefits over the average remaining service period of the plan participants. This period approximates the period during which the benefits are earned. This amortization method of postretirement benefit obligations distributes gains and losses over the benefit period of the participants thereby minimizing any volatility caused by actuarial gains and losses.

         Income Taxes. Income taxes are accounted for in accordance with the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the tax basis of assets and liabilities and their financial reporting amounts.

         Foreign Currency Translation. The Company's policy is to translate balance sheet accounts using the exchange rate at the balance sheet date and statement of operations accounts using the average monthly exchange rate for the month in which the transactions are recognized. The resulting translation adjustment is recorded as accumulated other comprehensive income (loss) in the consolidated balance sheets. Worldwide foreign currency transaction gains and (losses) of $814, ($1,774) and ($849) are included in the consolidated statements of operations for 2003, 2002 and 2001, respectively.

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

         Research and Development. Research and development ("R&D") costs incurred for 2003, 2002 and 2001 were $11,432, $11,193 and $11,571, respectively, of which $1,526, $1,943 and $1,427, respectively, were reimbursed by customers. The net expenses of $9,906, $9,250 and $10,144 in 2003, 2002 and 2001, respectively, are included in the consolidated statements of operations.

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

         Had compensation costs for options been determined based on the fair value of options outstanding for the years ended December 31, 2003, 2002 and 2001, pro forma net income (loss) would be as follows:

                                                           2003             2002             2001
                                                           ----             ----             ----
Net income (loss) as reported                           $   9,128        $   1,053         $(1,407)

Stock based compensation using Black-Scholes
option valuation model, net of related tax effects            177              167              83
                                                        ---------        ---------         -------

Pro forma net income (loss)                             $   8,951        $     886         $(1,490)
                                                        =========        =========         =======

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

         Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company believes that the significant accounting policies most critical to aid in fully understanding and evaluating the financial results include: product warranty reserves, inventory reserves for excess or obsolescence, and pension and postretirement benefit liabilities. Actual results could differ from those estimates.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONCLUDED)

Accounting for Derivative Instruments and Hedging Activities. The Company recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. Gains and losses resulting from changes in the values of those derivatives are to be recognized immediately or deferred depending on the use of the derivative and if the derivative is a qualifying hedge. The effect of derivatives had no significant impact on the Company's consolidated financial statements and related disclosures.

         Consolidation of Variable Interest Entities. In January and December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" and FIN46R, respectively. FIN 46 requires that the assets, liabilities and results of the activities of variable interest entities be consolidated into the financial statements of the company that has controlling financial interest. It also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. The Company adopted FIN 46 in 2003 with no effect to the consolidated financial statements as a result of such adoption.

         Amendment of Statement 133 on Derivative Instruments and Hedging Activities. In April 2003, the FASB issued SFAS No. 149 ("FAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." FAS 149 amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under FAS 133, "Accounting for Derivative Instruments and Hedging Activities." FAS 149 is effective for contracts entered into or modified after June 30, 2003. The Company adopted FAS 149 in 2003 with no material impact on its consolidated financial statements.

         Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity. In May 2003, the FASB issued SFAS No. 150 ("FAS 150"), "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity." FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or an asset in some circumstances). The scope of FAS 150 includes financial instruments issued in the form of shares that are mandatorily redeemable and that employ unconditional obligations requiring the issuer to redeem it by transferring its assets at a specific or determinable date or upon an event that is certain to occur.

         FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. Mandatorily redeemable financial instruments of nonpublic entities are subject to the provisions of FAS 150 for the first fiscal period beginning after December 15, 2003. The Company believes that adoption of this statement will not have any material impact on the consolidated financial condition or results of operations.

         Employers' Disclosures about Pensions and Other Postretirement Benefits. In December 2003, the FASB issued Statement of Financial Standards No. 132R ("FAS 132R"), "Employers' Disclosures about Pensions and Other Postretirement Benefits." FAS 132R amends the disclosure requirements of FAS 132 to require additional disclosures about assets, obligations, cash flow and net periodic benefit cost. FAS 132R is effective in 2003 and the related disclosures have been included in Notes 9 and 10.

        Reclassifications. Certain amounts have been reclassified in the 2002 and 2001 consolidated financial statements to conform to the 2003 presentation.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(2)      INVENTORIES

         Inventories at December 31 consisted of:

                         2003            2002
                         ----            ----
Raw materials         $    8,025      $    9,028
Work in process           14,506          16,453
Finished goods             7,563           7,914
                      ----------      ----------
                      $   30,094      $   33,395
                      ==========      ==========

         The LIFO asset at December 31, 2003 and 2002 was $3,117 and $3,753, respectively.

(3)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment including equipment under capital leases at December 31 consisted of:

                                         2003            2002
                                         ----            ----
Land                                 $    11,929     $    11,501
Building and improvements                 29,367          25,954
Machinery and equipment                  147,039         138,891
Capitalized leases                         1,197             511
Construction in progress                  10,487           6,685
                                     -----------     -----------
                                         200,019         183,542
Less accumulated depreciation             93,769          75,216
                                     -----------     -----------
                                     $   106,250     $   108,326
                                     ===========     ===========

         Depreciation expense including amortization of assets acquired under capital leases was $18,314, $17,468 and $15,685 for 2003, 2002 and 2001,
respectively. The net book value of assets acquired under remaining capital leases was $1,112 and $486 at December 31, 2003 and 2002, respectively.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(4)      GOODWILL AND INTANGIBLE AND OTHER ASSETS

         Effective January 1, 2002, the Company adopted SFAS No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets." With the adoption of FAS 142, goodwill is no longer subject to amortization but is annually assessed for impairment by applying a fair-value based test. The effect of the discontinuation of goodwill amortization for the year 2002 is an increase of net income of approximately $1.9 million compared to net income if there had been amortization of goodwill. Within six months of adoption of FAS 142, the Company was required to complete a transitional impairment review using a fair value methodology to identify if there was impairment to the goodwill or intangible assets of indefinite life. Any impairment loss resulting from the transitional impairment test would have been recorded as a cumulative effect of a change in accounting principle for the quarter ended June 30, 2002. The Company completed its evaluation of the carrying value of goodwill during the second quarter of 2002 and determined that there was no impairment. FAS 142 requires that goodwill be tested annually and between annual tests if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company's annual evaluation of the carrying value of goodwill completed during the second quarter of 2003 also determined that there was no impairment of goodwill. Subsequent impairment losses, if any, will be reflected in operating income in the consolidated Statement of Operations.

         As required by FAS 142, a reconciliation of reported net income (loss) should be compared to the reported net income adjusted to exclude amortization expense recognized on goodwill in each of the respective years.

                                             Years Ended December 31,
                                             ------------------------
                                      2003             2002             2001
                                      ----             ----             ----
Net income (loss) as reported     $      9,128     $      1,053     $     (1,407)
Goodwill amortization                        -                -            1,859
                                  ------------     ------------     ------------
Pro forma net income              $      9,128     $      1,053     $        452
                                  ============     ============     ============

         Goodwill for each segment was: the Precision Products and Technologies Group (the "Precision Products"), $59.4 million and $56.7 million at December 31, 2003 and 2002, respectively; and Precision Engine, $11.4 million at December 31, 2003 and 2002. The annual change in goodwill amounts in Precision Products is due to foreign currency translation of Euro-denominated goodwill at SpA.

         Major components of intangible and other assets at December 31 consisted of:

                                         2003                                2002
                          --------------------------------    --------------------------------
                              Gross                              Gross
                            Carrying          Accumulated       Carrying         Accumulated
                              Value          Amortization         Value          Amortization
                          --------------    --------------    --------------    --------------
Patents                   $        9,809    $        7,681    $        9,809    $        6,487
Debt issuance costs                4,886             2,105             8,149             5,466
Pension intangible asset           1,604                 -             1,796                 -
Customer contracts                 1,310             1,134             1,310               947
Deferred income taxes                335                 -                 -                 -
Software                               -                 -             3,544             3,544
Other                              1,820               454             1,732               411
                          --------------    --------------    --------------    --------------
                          $       19,764    $       11,374    $       26,340    $       16,855
                          ==============    ==============    ==============    ==============

         Amortization expense was $2,376, $3,428 and $5,350 for 2003, 2002 and 2001, respectively.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(5)      LEASES

         The Company is obligated under certain noncancelable operating leases. Rent expense for 2003, 2002 and 2001 was $2,567, $2,632 and $1,927,
respectively.

         Future minimum payments under noncancelable operating leases with initial or remaining lease terms in excess of one year and future minimum capital lease payments as of December 31, 2003 were as follows:

                                                                    CAPITAL        OPERATING
                                                                     LEASES          LEASES
                                                                   -----------     ----------
Year ending December 31:
     2004                                                          $       305     $    1,294
     2005                                                                  305            697
     2006                                                                  225            353
     2007                                                                  136             74
     2008                                                                    -              8
                                                                   -----------     ----------
Total minimum lease payments                                               971     $    2,426
                                                                                   ==========
Less amount representing interest at a weighted average rate of
     3.8%                                                                   38
                                                                   -----------
Present value of net minimum capital lease obligations                     933
Less current installments of capital lease obligations                     280
                                                                   -----------
         Capital lease obligations, excluding current
             installments                                          $       653
                                                                   ===========

(6)      ACCRUED LIABILITIES

         Accrued liabilities at December 31 consisted of:

                                     2003            2002
                                     ----            ----
Salaries, wages and bonus        $     7,033     $     3,962
Pensions                               6,140           5,350
Vacation                               5,047           4,582
Accrued taxes                          3,387           2,594
Workers' compensation                  2,986           1,965
Accrued warranty                       1,842           1,875
Retiree health benefits                1,339           3,314
Other                                  3,475           2,890
                                 -----------     -----------
                                 $    31,249     $    26,532
                                 ===========     ===========

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(7)      OTHER NONCURRENT LIABILITIES

         Other noncurrent liabilities at December 31 consisted of:

                                         2003            2002
                                         ----            ----
Retiree health benefits               $    21,765     $    22,669
Pensions                                   17,782          18,697
Italian leaving indemnity (Note 9)          5,974           4,798
Workers' compensation                       4,864           3,833
Environmental                                 858             863
Other noncurrent liabilities                   89              89
                                      -----------     -----------
                                      $    51,332     $    50,949
                                      ===========     ===========

(8)      LONG-TERM DEBT

         Long-term debt at December 31 consisted of:

                                                                 2003            2002
                                                                 ----            ----
Revolving credit lines                                        $         -     $         -
Term loan                                                          25,000               -
Old term loans                                                          -          24,827
Senior Subordinated Notes                                          66,000          75,950
Stanadyne Amalgamations Private Limited debt, payable to
     India banks through 2008, bearing interest at rates
     ranging from 2.4% to 8.0%                                      1,527               -
Stanadyne, SpA debt, payable to Italian banks through 2004,
     bearing interest at rates ranging from 2.9% to 4.02%           2,627           1,678
                                                              -----------     -----------
                                                                   95,154         102,455
Less current maturities of long-term debt                           6,523           9,456
                                                              -----------     -----------
     Long-term debt, excluding current maturities             $    88,631     $    92,999
                                                              ===========     ===========

         On October 24, 2003 the Company refinanced its existing US senior bank facility comprised of term loans and revolving credit lines, which resulted in one new term loan (the "Term Loan") and a new revolving credit line (the "Revolving Credit Line").

         At December 31, 2003, the Company had a total borrowing base availability of $24,746 against the total maximum limit of the $40,000 Revolving Credit Line: eligible collateral was $3,447 below the maximum credit limit, $0 was borrowed on the Revolving Credit Line, $6,807 was used for standby letters of credit, and $5,000 represented a minimum liquidity reserve. Any amounts outstanding against the Revolving Credit Line are payable on October 15, 2007. If there were any borrowings of the Revolving Credit Line the interest rate would have been 5.75% at December 31, 2003. The Company also pays a commitment fee of 0.5% on the unused portion of the Revolving Credit Line.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(8)      LONG-TERM DEBT - (CONTINUED)

         At December 31, 2003 the Company had a $25,000 Term Loan outstanding at various interest rates ranging from 4.39% and 6.25%. The $25,000 in Term Loan outstanding at December 31, 2003 is payable in quarterly installments of $893 from January 2004 through July 2007 with a final balloon payment of $11,607 on October 1, 2007. The Term Loans are primarily LIBOR borrowings and are repriced approximately every month based on prevailing market rates.

         Payment of the Revolving Credit Line and Term Loan (the "Senior Bank Facility") is an obligation of Stanadyne Corporation and Precision Engine Products Corp. (the "Borrowers") and is guaranteed by Stanadyne Automotive Holding Corp. (the "Guarantor"). The Senior Bank Facility is secured by substantially all of the assets of the Borrowers and by a pledge of substantially all the issued and outstanding capital stock of the Guarantor and 65% of the capital stock of SpA, PEPL and SAPL. In addition, the Senior Bank Facility is subject to financial and other covenants, including limits on indebtedness, liens and capital expenditures, and restricts dividends or other distributions to stockholders.

         The Company had $66,000 and $75,950 of Senior Subordinated Notes (the "Notes") outstanding at December 31, 2003 and 2002, respectively, at a fixed interest rate of 10.25%. The Notes are due on December 15, 2007. Payment of the Notes is an obligation of Stanadyne Corporation (the "Parent") and is guaranteed by Precision Engine (the "Subsidiary Guarantor"). In addition, the Notes are subject to covenants including limitations on indebtedness, liens, and dividends or other distributions to stockholders. During 2003 the Company retired $9,950 in Notes. As a result of the early retirement of the Notes, the Company realized a $715 gain after the write off of unamortized debt issuance costs of $225.

         At December 31, 2002 the Company had $30,000 in revolving credit lines of which $0 was borrowed at December 31, 2002. In addition, at December 31, 2002 $5,632 was used for standby letters of credit leaving $24,368 available for borrowings. Any amounts outstanding were paid on October 24, 2003. The interest rate on the borrowings of the revolving credit line was 5.5% at December 31, 2002. The Company also paid a commitment fee based on the percentage of the unused portion of the revolving credit lines. The percentage at December 31, 2002 to calculate the commitment fee was 0.4%, and was based on certain financial ratios. At December 31, 2002 the Company had $24,827 in term loans outstanding at various interest rates ranging from 3.8% and 5.75%. The remaining $7,598 Term A loan outstanding at December 31, 2002 was payable in quarterly installments with a final payment on October 24, 2003. The remaining $17,229 Term B loan outstanding at December 31, 2002, payable in quarterly installments of $45, was paid off on October 24, 2003. The term loans were primarily LIBOR borrowings and were re-priced approximately every quarter based on prevailing market rates.

         At December 31, 2003 the weighted average interest rate on the Company's current and long-term borrowings at SAPL was 2.5%.

         At December 31, 2003 and 2002, the weighted average interest rate on the Company's short-term borrowings at SpA was 3.25% and 3.9%, respectively.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(8)      LONG-TERM DEBT - (CONCLUDED)

         The fair values of the Company's Term Loans and short-term borrowings approximated their recorded values at December 31, 2003 based on similar borrowing agreements offered by other major institutional banks. The fair value of the Notes at December 31, 2003 approximated par value of $66,000.

         The aggregate maturities of long-term debt outstanding at December 31, 2003 were:

2004          $   6,523
2005              3,873
2006              3,872
2007             80,587
2008                299
              ---------
              $  95,154
              =========

         For 2003, 2002 and 2001, interest paid was $8,598, $9,238 and $10,401, respectively.

(9)      PENSIONS

         The Company has a noncontributory defined benefit pension plan that covers substantially all of the domestic hourly and salaried employees except for Tallahassee hourly employees. Benefits under the pension plan are based on years of service and compensation levels during employment for salaried employees and years of service for hourly employees. It is the policy of the Company to fund the pension plan in an amount at least equal to the minimum required contribution as determined by the plan's actuaries, but not in excess of the maximum tax-deductible amount under Section 404 of the Internal Revenue Code. The Company may make discretionary contributions of any amount within this range based on financial circumstances and strategic considerations which typically vary from year to year. The Company expects to contribute approximately $6,000 in cash to its defined benefit pension plan in 2004. Plan assets are invested primarily in a diversified portfolio of equity and fixed income securities.

         Unrecognized gains and losses exceeding 10% of the accumulated benefit obligation are amortized over the average remaining service period of the plan participants.

         The following table sets forth the change in benefit obligation, change in plan assets and funded status of the pension plans and amounts recognized in the Company's consolidated balance sheets as of December 31:

                                                     2003             2002
                                                  -----------     -----------
CHANGE IN PROJECTED BENEFIT OBLIGATIONS:
   Benefit obligation at beginning of year        $    71,007     $    62,291
   Service cost                                         2,866           2,997
   Interest cost                                        4,586           4,624
   Actuarial loss                                       3,576           2,846
   Benefits paid                                       (2,117)         (1,751)
                                                  -----------     -----------
   Benefit obligations at end of year             $    79,918     $    71,007
                                                  ===========     ===========

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(9)      PENSIONS - (CONTINUED)

                                                           2003             2002
                                                        -----------      -----------
CHANGE IN PLAN ASSETS:
   Fair value of plan assets at beginning of year       $    37,769      $    43,826
   Actual return (loss) on plan assets                        9,848           (5,011)
   Employer contribution                                      2,703              705
   Benefits paid                                             (2,117)          (1,751)
                                                        -----------      -----------
   Fair value of plan asset at end of year              $    48,203      $    37,769
                                                        ===========      ===========

FUNDED STATUS:
   Funded status                                        $   (31,715)     $   (33,238)
   Unrecognized prior service cost                            1,414            1,587
   Unrecognized net actuarial loss                            9,445           12,835
                                                        -----------      -----------
   Accrued pension cost                                 $   (20,856)     $   (18,816)
                                                        ===========      ===========

AMOUNTS RECOGNIZED IN THE BALANCE SHEET:
   Accrued benefit liability                            $   (23,883)     $   (24,007)
   Intangible asset                                           1,604            1,796
   Accumulated other comprehensive income                     1,423            3,395
                                                        -----------      -----------
   Accrued pension cost                                 $   (20,856)     $   (18,816)
                                                        ===========      ===========

         The components of the net periodic pension costs were as follows:

                                                    Years Ended December 31,
                                         ----------------------------------------------
                                             2003             2002             2001
                                         ------------     ------------     ------------
Service cost                             $      2,866     $      2,997     $      2,678
Interest cost                                   4,586            4,624            4,221
Expected return on plan assets                 (3,284)          (3,877)          (3,964)
Amortization of prior service costs               173              173              173
Recognized net actuarial loss (gain)              402               12               (3)
                                         ------------     ------------     ------------
   Net periodic pension cost             $      4,743     $      3,929     $      3,105
                                         ============     ============     ============

         Actuarial assumptions used in accounting for the pension plans were:

Benefit obligation at year-end:

                                                          December 31,
                                                     ---------------------
                                                     2003             2002
                                                     ----             ----
Assumed average salary compensation increase         4.00%            4.00%
Discount rate                                        6.25%            6.75%

Net periodic benefit cost for the year:

                                                        Years Ended December 31,
                                                  ------------------------------------
                                                     2003         2002          2001
                                                  ----------   -----------    --------
Assumed average salary compensation increase        4.00%         5.00%         5.00%
Discount rate                                       6.75%        7.375%         7.75%
Expected long-term rate of return on assets         8.75%         9.00%         9.00%

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(9)      PENSIONS - (CONTINUED)

         The assumed average salary compensation increase was reduced from 5% in prior years to 4% for the 2002 measurement to reflect the current economic conditions. No compensation increase rate is applicable for the hourly plans, as participants accrue fixed benefits for each year of service (regardless of compensation earned).

         The discount rate used to value the pension obligation is developed with consideration given to a number of factors, including the current interest rate environment, benchmark fixed-income yields, peer comparisons, and expected future pension benefit payments. The discount rate of 6.25%, set at December 31, 2003, reflects the yield currently available on a portfolio of high-quality corporate bonds with cash flows that match the timing and amount of future benefit payments of the pension plan. The selection of this rate was supported by an analysis that involved selecting a portfolio of bonds, rated AA- or better by Standard & Poor's, maturing in each of the next sixty years that matched the pension plan's annual cash flow needs. Once the appropriate bonds were identified, the total purchase price of the portfolio was determined and the discount rate benchmark is defined as the internal rate of return needed to discount the cash flows to arrive at the portfolio price.

         Pension amounts shown are determined based on a measurement date of December 31, which coincides with the Company's fiscal year end.

         Asset management objectives under the pension plan's investment policy include maintaining an adequate level of diversification to reduce interest rate and market risk and providing adequate liquidity to meet immediate and future benefit payment requirements.

         The Company's pension plan asset allocation at December 31, 2003 and 2002 and targeted allocation for 2004 by asset category are as follows:

                         Target
                       Allocation    Percentage of Plan Assets
                       ----------    -------------------------
Asset Category            2004          2003            2002
--------------         ---------     ---------        --------
Equity securities      58% - 85%         69.7%           65.9%
Debt securities        15% - 42%         30.0%           32.8%
Real estate             0% -  5%          0.0%            0.0%
Cash equivalents        0% -  5%          0.3%            1.3%
                                     --------         -------
                                        100.0%          100.0%
                                     ========         =======

         The equity securities and debt securities do not directly include any amounts of Company stock or Notes at December 31, 2003 and 2002. Assets are generally rebalanced to the target asset allocation quarterly.

         Estimated future benefit payments are as follows:

2004                      $    2,445
2005                           2,721
2006                           3,045
2007                           3,406
2008                           3,818
Subsequent five years         26,175

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(9)      PENSIONS - (CONCLUDED)

         Additional information for defined pension plans includes:

                                                                             December 31,
                                                                     ----------------------------
                                                                        2003             2002
                                                                     -----------      -----------
Accumulated benefit obligation                                       $    71,324      $    60,979
(Decrease)/increase in minimum pension liability included in
   accumulated other comprehensive income                                 (1,971)           3,394

         Additional information for pension plans with accumulated benefit obligations in excess of plan assets:

                                               December 31,
                                      ----------------------------
                                          2003             2002
                                      -----------      -----------
Projected benefit obligation          $    79,918      $    71,007
Accumulated benefit obligation             71,324           60,979
Fair value of assets                       48,203           37,769

         In accordance with Italian Civil Code, the Company provides employees of SpA a leaving indemnity payable upon termination of employment. The amount of this leaving indemnity is determined by the employee's category, length of service, and overall remuneration earned during service. Amounts included as part of other noncurrent liabilities at December 31, 2003 and 2002 were $5,974 and $4,798, respectively. Leaving indemnity expense was $612, $487 and $334 for 2003, 2002 and 2001, respectively.

         The Company also has two nonqualified plans entitled the "Stanadyne Corporation Benefit Equalization Plan" and the "Stanadyne Corporation Supplemental Retirement Plan" (together, the "SERP"), which are designed to supplement the benefits payable to designated employees under the Stanadyne Corporation Pension Plan. The annual benefit payable under the SERP is equal to the difference between the benefit the designated employee would have received under the Stanadyne Corporation Pension Plan if certain Code limitations did not apply and the designated employee's Stanadyne Corporation Pension Plan benefit.

         Benefits may be paid under the Stanadyne Corporation Pension Plan and the SERP in the form of (i) a straight-life annuity for the life of the participant; (ii) a 50%, 75% or 100% joint and survivor annuity whereby the participant receives a reduced monthly benefit for life and the surviving spouse receives 50%, 75% or 100% of such reduced monthly benefit for life; and (iii) for participants with an accrued benefit of $5 or less, a lump sum. The SERP expense was $220, $304 and $328 for 2003, 2002 and 2001, respectively. The SERP expense is included in the results for the pension plans.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(10)     POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE

         The Company and its domestic subsidiaries currently make available certain health care and life insurance benefits for retired employees. Full-time employees of the Company (except non-grandfathered employees at the Tallahassee location) may become eligible for those benefits when they reach retirement, provided they are age 57 or older and have at least ten consecutive years of service immediately preceding retirement, if such programs are still in effect.

        Effective June 1, 2003, the Company implemented changes to the retiree health plans by standardizing cost sharing guidelines for all US retirees. The Company's cost commitment for employees who were hired prior to 1997 is one hundred dollars per month per eligible participant prior to becoming Medicare-eligible and fifty dollars per month when Medicare-eligible. Employees hired after 1996 are required to pay the full cost of postretirement medical coverage. Employees who retired before 1998 are eligible for Company-provided life insurance benefits. Employees who retire after 1997 are allowed to purchase life insurance through the Company at full cost. The effect of this change is reflected as a plan amendment in the reconciliation of change in benefit obligations below.

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

         The following table presents the plan's change in benefit obligation, change in plan assets and funded status reconciled with amounts recognized in the Company's Consolidated Balance Sheets as of December 31:

                                                    2003           2002
                                                    ----           ----
Change in benefit obligations:
  Benefit obligation at beginning of year       $    28,547    $    29,151
  Service cost                                          311            328
  Interest cost                                       1,077          2,009
  Plan amendments                                   (13,672)             -
  Actuarial loss                                        656            241
  Plan participants' contributions                    1,848            806
  Benefits paid                                      (4,049)        (3,988)
                                                -----------    -----------
  Benefit obligation at end of year             $    14,718    $    28,547
                                                ===========    ===========

                                                      2003            2002
                                                      ----            ----
Change in plan assets:
  Fair value of plan assets at beginning of year   $         -     $         -
  Employer contribution                                  2,201           3,182
  Plan participants' contribution                        1,848             806
  Benefit paid                                          (4,049)         (3,988)
                                                   -----------     -----------
  Fair value of plan assets at end of year         $         -     $         -
                                                   ===========     ===========

Funded status:
  Funded status                                    $   (14,718)    $   (28,547)
  Unrecognized prior service cost                      (11,451)              -
  Unrecognized net actuarial loss                        3,065           2,564
                                                   -----------     -----------
  Accrued postretirement cost                      $   (23,104)    $   (25,983)
                                                   ===========     ===========

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(10)     POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE - (CONTINUED)

         Net periodic postretirement benefit costs included the following components:

                                                                 Years Ended December 31,
                                                 ---------------------------------------------------
                                                      2003               2002               2001
                                                 ---------------    ---------------     ------------
Service cost                                     $           311    $           328     $        290
Interest cost                                              1,077              2,009            2,153
Amortization of prior service cost                        (2,221)                 -                -
Recognition of net actuarial loss                            154                  -                -
                                                 ---------------    ---------------     ------------
     Net periodic postretirement benefits
       (income) cost                             $          (679)   $         2,337     $      2,443
                                                 ===============    ===============     ============

         Actuarial assumptions used in accounting for the postretirement health care and life insurance plans were:

Benefit obligation at year-end:

                                                  December 31,
                                                  ------------
                                                  2003    2002
                                                  ----    ----
Assumed average salary compensation increase      4.00%   4.00%
Discount rate                                     6.25%   6.75%
Health care cost trend rates
   Initial rate                                    N/A    9.50%
   Ultimate rate                                   N/A    4.50%

       Net periodic benefit cost for the year:

                                                             Years Ended December 31,
                                                   -------------------------------------------
                                                      2003             2002             2001
                                                   -----------      ----------       ---------
Assumed average salary compensation increase          4.00%            5.00%            5.00%
Discount rate                                         6.75%           7.375%            7.75%
Expected long-term rate of return on assets            N/A              N/A              N/A
Health care cost trend rates
   Initial rate (pre-65/post-65)                      9.50%            7.50%            6.00%
   Ultimate rate                                      4.50%            4.50%            4.50%

        Due to the changes implemented June 1, 2003 to the retiree health plans that standardized cost sharing guidelines for all US retirees, assumed health care costs trend rates do not have a significant effect on amounts reported for the other postretirement plan benefits.

         The discount rate used to value the postretirement benefit obligation is identical to the discount rate used to value the pension benefit obligation (see Note 9 - Pensions).

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(10)     POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE - (CONCLUDED)

         On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (`the Act"). The Act expanded Medicare to include, for the first time, coverage for prescription drugs as well as a federal subsidy to sponsors of postretirement health care plans that meet certain conditions. Because the Financial Accounting Standards Board ("FASB") has not issued final guidance on how to account for this event, the Company has elected to defer recognition of the Act until specific authoritative guidance is issued. Accordingly, the benefit obligation and net periodic postretirement benefit costs in these financial statements do not reflect the effects of the Act on the Company's postretirement health care plans. When issued, the final guidance could require the Company to change previously reported information. However, since the Company has already taken steps to limit its postretirement health care benefits, any reductions in postretirement benefit costs resulting from the Act are not expected to be material. The Company's election to defer recognition of the Act is permitted under FASB Staff Position FAS 106-1.

(11)     INCOME TAXES

         Income taxes (benefit) consisted of:

                        Current           Deferred           Total
                        -------           --------           -----
2003
     Federal          $     5,682       $      (354)      $     5,328
     State                    744              (637)              107
     Foreign                  758               704             1,462
                      -----------       -----------       -----------
                      $     7,184       $      (287)      $     6,897
                      ===========       ===========       ===========

2002
     Federal          $       334       $      (826)      $      (492)
     State                    642              (253)              389
     Foreign                  406              (456)              (50)
                      -----------       -----------       -----------
                      $     1,382       $    (1,535)      $      (153)
                      ===========       ===========       ===========

2001
     Federal          $       638       $      (781)      $      (143)
     State                    690              (316)              374
     Foreign                  493              (354)              139
                      -----------       -----------       -----------
                      $     1,821       $    (1,451)      $       370
                      ===========       ===========       ===========

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(11)     INCOME TAXES - (CONTINUED)

         Total income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 35% for each year to income before income taxes as follows:

                                                                        Years Ended December 31,
                                                         -----------------------------------------------------
                                                               2003                2002              2001
                                                         ---------------     ---------------     -------------
Computed "expected" expense (benefit)                    $         5,523     $           226     $        (363)
Increase (reduction) in income tax resulting from:
     State taxes, net of federal tax effect                           69                 252               249
     Foreign taxes                                                   530                 405               493
     Goodwill                                                          -                   -               655
     Federal research and development credit                        (130)               (365)             (165)
     Tax benefit of extraterritorial income exclusion               (735)               (907)             (801)
     Rate difference on income of
        foreign operations                                            23                  48                29
     Reduction in deferred tax asset for expiring net
       operating loss                                                728                   -                 -
     Valuation allowance                                             667                   -                 -
     Other, net                                                      222                 187               273
                                                         ---------------     ---------------     -------------
                                                         $         6,897     $          (153)    $         370
                                                         ===============     ===============     =============

         U.S. federal, state and foreign net income taxes paid amounted to $5,564, $903 and $2,251 for 2003, 2002 and 2001, respectively.

         Income (loss) before taxes from domestic operations was $17,982, $6,566 and $(1,288) for 2003, 2002 and 2001, respectively. (Loss) income before taxes from foreign operations was $(2,202), $(5,921) and $251 for 2003, 2002 and 2001,
respectively.

         As a result of losses in current and previous years, the Company has unused net operating loss carryforwards for state income tax purposes of approximately $462 at December 31, 2003, which, if not used to offset future state taxable income, will expire during 2012 to 2016. The Company also has unused foreign net operating losses of $5,170 at December 31, 2003 of which $3,205 will expire during 2004 to 2008.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(11)     INCOME TAXES - (CONCLUDED)

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are presented as follows:

                                                                               2003            2002
                                                                               ----            ----
Current:
   Deferred tax assets:
       Postretirement benefits                                              $       705     $     1,691
       Compensated absences                                                       1,636           1,545
       Workers' compensation                                                      1,224             806
       Alternative minimum tax credit carryforwards                                   -           1,100
       State tax credits                                                            100               -
       Net operating losses                                                         667             457
       Health benefits                                                              583             192
       Other                                                                        631             869
                                                                            -----------     -----------
           Deferred tax assets                                                    5,546           6,660
   Deferred tax liabilities:
       Inventories                                                                 (408)           (741)
                                                                            -----------     -----------
           Net current deferred tax asset before valuation allowance              5,138           5,919

   Less: valuation allowance                                                       (667)              -
                                                                            -----------     -----------
           Net current deferred tax after valuation allowance               $     4,471     $     5,919
                                                                            ===========     ===========

Noncurrent:
   Deferred tax assets:
       Postretirement benefits                                              $    15,563     $    16,159
       Net operating loss carry forwards                                            933           1,103
       Alternative minimum tax credit carryforwards                                   -             444
       Workers' compensation                                                      1,994           1,571
       Other                                                                        919           1,250
                                                                            -----------     -----------
           Deferred tax assets                                                   19,409          20,527
   Deferred tax liabilities:
       Property, plant and equipment                                            (19,074)        (21,193)
                                                                            -----------     -----------
           Net noncurrent deferred tax asset (liability)                    $       335     $      (666)
                                                                            ===========     ===========

         At December 31, 2003, the Company established a valuation allowance of $667 for certain foreign net operating losses that are scheduled to expire in 2004. Based on projections for future taxable income and the expectation that a significant portion of these deferred tax assets are to be realized by offsetting them against temporary items, it is management's belief that it is more likely than not that all other deferred tax assets will be fully realized.

(12)     401(k) PLAN

         Substantially all of the Company's domestic employees are eligible to participate in 401(k) savings plans. The 401(k) savings plans provide such employees with the opportunity to save for retirement on a tax deferred basis. The Company contributes 50% of the employee's contribution per year up to a limit, as defined in the plan documents. The Company made contributions of $344, $355 and $369 during 2003, 2002 and 2001, respectively.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(13)     STOCK OPTIONS

         Effective June 5, 1998, the Board of Directors of Holdings adopted the Management Stock Option Plan (the "Stock Plan"). The Stock Plan, which is non-qualified for federal income tax purposes, provides for the grant of up to 120,000 options to purchase common stock of Holdings. Options issued under the Stock Plan expire on June 5, 2008 and vest subject to specific acceleration clauses as a result of certain performance-based measures as defined by the Stock Plan. All options are fully vested after seven years following the date of grant.

         On January 8, 2002, the Board of Directors of Holdings approved a Supplement to Management Stock Option Plan (the "Supplement Plan"). The Supplement Plan provides for the grant of up to 59,020 options to purchase common stock of Holdings. Options issued under the Supplement Plan expire after ten years following the date of grant and vest subject to specific acceleration clauses as a result of certain performance-based measures as defined by the Supplement Plan. All options are fully vested after seven years following the date of grant.

         Presented below is a summary of stock option activity for the years ended December 31, 2003, 2002 and 2001, respectively.

                                   Outstanding                   Exercisable
                            -------------------------     -------------------------
                                             Weighted                     Weighted
                               Stock          Average        Stock         Average
                              Options        Exercise       Options       Exercise
                            Outstanding       Price *     Outstanding      Price *
                            -----------    ----------     -----------    ----------
December 31, 2000               71,180     $    60.28          20,357    $    60.28
  Exercised                       (486)         60.28            (486)        60.28
  Cancelled                     (9,714)         60.28          (2,431)        60.28
                            ----------   - ----------     -----------    ----------
December 31, 2001               60,980          60.28          17,440         60.28
  Granted                       23,400          60.28               -             -
                            ----------     ----------     -----------    ----------
December 31, 2002               84,380          60.28          17,440         60.28
  Cancelled                     (1,500)         60.28               -             -
  Granted                        5,800         118.46               -             -
  Vested                             -              -          13,850         72.46
                            ----------     ----------     -----------    ----------
December 31, 2003               88,680     $    64.09          31,290    $    65.67
                            ==========     ==========     ===========    ==========

    * Note that the weighted average exercised price is the per share price.

         The following table provides certain information with respect to stock options outstanding and exercisable at December 31, 2003:

                                    Outstanding      Exercisable
                                      Options          Options
                                    ------------     ------------
Number of Options                         88,680           31,290
Weighted Average Exercise Price     $      64.09      $     65.67
Weighted Average Remaining Life        5.7 years        6.2 years

(14) The weighted average fair values per share of outstanding options at December 31, 2003, 2002 and 2001 were $68.66, $20.78 and $14.37, respectively. These values were estimated using the Black-Scholes option valuation model using assumed risk-free interest rates ranging from 3.3% to 4.3%, depending on the period of time to termination of the options, and an expected remaining life of stock options of 4.4 to
         9.8 years.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

RELATED PARTY TRANSACTIONS

         During each of 2003, 2002 and 2001 the Company incurred management fees each year of $1,100 from AIP for management services provided. These charges are included in selling, general and administrative expenses.

         The Company has an amount due from Stanadyne Automotive Holding Corp. of $4,269 and $4,216 as of December 31, 2002 and 2001, respectively.

(15)     SIGNIFICANT CUSTOMERS

         Sales to customers and their affiliates, which represented approximately 10% or more of consolidated total sales, were as follows:

                                                                     Years Ended December 31,
                                                  -------------------------------------------------------------
                            Segment                 2003        %        2002         %         2001        %
                            -------               --------     ---     --------      ----     --------     ----
Customer A             Precision Products         $ 21,970      7.6    $ 30,934      11.9     $ 50,220     19.7
Customer B         Precision Engine/Precision       31,699     10.9      23,916       9.2       18,891      7.4
                            Products
Customer C             Precision Products           74,408     25.6      62,201      23.9       56,741     22.3

         Accounts receivable balances with these customers and their affiliates were $18,391 and $15,687 at December 31, 2003 and 2002, respectively.

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

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(16)     COMMITMENTS AND CONTINGENCIES - (CONCLUDED)

         The effect of this indemnification is to limit environmental exposure of known sites. However, there are limitations to this indemnification. Estimates of future costs of environmental matters are inevitably imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the development and application of new technologies, the identification of new sites for which the Company may have remediation responsibility and the apportionment and collectibility of remediation costs among responsible parties. The Company establishes reserves for these environmental matters when a loss is probable and reasonably estimable and has accrued its best estimate, $1,035 and $1,021, with respect to these matters at December 31, 2003 and 2002, respectively. It is reasonably possible that the final resolution of some of these matters may require the Company to make expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. However, management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

         The Company provides a limited warranty for specific products and recognizes the projected cost for this warranty in the period the products are sold. The Company's warranty accrual is included as a component of accrued liabilities in the consolidated balance sheets. Details to the annual change in the Company's warranty accrual are presented below:

                                                 2003            2002
                                                 ----            ----
Warranty liability, beginning of year        $      1,875    $      3,000
Warranty expense based on products sold             1,593             652
Adjustments to warranty estimates                    (600)         (1,015)
Warranty claims paid                               (1,026)           (762)
                                             ------------    ------------
Warranty liability, end of year              $      1,842    $      1,875
                                             ============    ============

(17)     SEGMENTS

         The Company has two reportable segments, Precision Products formerly known as Diesel Systems Group and Precision Engine. Precision Products manufactures its own proprietary products including pumps for gasoline and diesel engines, injectors and filtration systems for diesel engines, and various non-proprietary products manufactured under contract for other companies. The Company's proprietary products currently account for the majority of Precision Products sales. This segment accounted for approximately 77%, 78% and 85% of the Company's revenues for 2003, 2002 and 2001, respectively. Precision Engine manufactures roller-rocker arms, hydraulic valve lifters and lash adjusters primarily for gasoline engines. Revenues for Precision Engine accounted for 23%, 22% and 15% of total revenues for 2003, 2002 and 2001, respectively. The Company's reportable segments are strategic business units that offer similar products (engine parts) to customers in related industries (agricultural, industrial and automotive engine manufacturers). The Company considers Precision Products and Precision Engine to be two distinct segments because the operating results of each are compiled, reviewed and managed separately by Company management. In addition, the products and services of each segment have an end use (gasoline versus diesel engines) which entails different engineering and marketing efforts.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(17)     SEGMENTS - (CONCLUDED)

         The following summarizes key information used by the Company in evaluating the performance of each segment:

                                                          As of and For the Year Ended December 31, 2003

                                              Precision           Precision
                                               Products             Engine           Eliminations          Totals
                                               --------             ------           ------------          ------
Net sales                                    $   224,818         $    65,396         $        (15)       $   290,199
Gross profit                                      50,966               5,125                    -             56,091
Depreciation and amortization expense             17,642               3,048                    -             20,690
Operating income                                  21,561               1,761                    -             23,322
Net income                                         8,536                 592                    -              9,128
Total assets                                     255,927              45,915              (18,117)           283,725
Total capital expenditures                        10,231               2,584                    -             12,815

                                                          As of and For the Year Ended December 31, 2002

                                              Precision           Precision
                                               Products             Engine           Eliminations           Totals
                                               --------             ------           ------------           ------
Net sales                                    $   203,452         $    57,238         $          -        $   260,690
Gross profit                                      41,631               3,668                    -             45,299
Depreciation and amortization expense             17,437               3,459                    -             20,896
Operating income (loss)                           13,215              (3,167)                   -             10,048
Net income (loss)                                  4,591              (3,538)                   -              1,053
Total assets                                     237,231              47,436              (16,209)           268,458
Total capital expenditures                         9,032               1,835                    -             10,867

                                                           As of and For the Year Ended December 31, 2001

                                              Precision           Precision
                                               Products             Engine           Eliminations           Totals
                                               --------             ------           ------------           ------
Net sales                                    $   216,227         $    38,223         $          -        $   254,450
Gross profit (loss)                               46,334                 (23)                   -             46,311
Depreciation and amortization expense             17,392               3,643                    -             21,035
Operating income (loss)                           14,989              (5,885)                   -              9,104
Net income (loss)                                  4,599              (6,006)                   -             (1,407)
Total assets                                     241,084              48,492              (16,512)           273,064
Total capital expenditures                        15,821               2,150                    -             17,971

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(18)     FOREIGN AND GEOGRAPHIC INFORMATION

         The Company has manufacturing operations in the United States, Italy, Brazil and India. The following is a summary of significant financial information by geographic area:

                                                    Years Ended December 31,
                                    ---------------------------------------------------
                                          2003               2002              2001
                                    ---------------    ---------------    -------------
Net sales:
     Domestic - United States       $       162,522    $      143,170     $     151,070
                                    ---------------    --------------     -------------
     Foreign net sales:
         Mexico                              31,544            24,281            17,551
         England                             14,694            17,840            25,605
         All other                           81,439            75,399            60,224
                                    ---------------    --------------     -------------
     Total foreign sales                    127,677           117,520           103,380
                                    ---------------    --------------     -------------
Net sales                           $       290,199    $      260,690     $     254,450
                                    ===============    ==============     =============

                                                    December 31,
                                            --------------------------
                                                2003           2002
                                            -----------     ----------
Long-lived assets:
     United States                          $   148,727     $   154,951
     Italy                                       33,153          28,067
     Brazil                                       1,461           1,663
     India                                        2,118           1,220
                                            -----------     -----------
         Long-lived assets                  $   185,459     $   185,901
                                            ===========     ===========

Deferred tax assets (liabilities):
     United States                          $     5,424     $     5,199
     Italy                                       (1,909)         (1,180)
     Brazil                                       1,291           1,234
                                            -----------     -----------
         Deferred tax assets                $     4,806     $     5,253
                                            ===========     ===========

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(19)     VALUATION AND QUALIFYING ACCOUNTS

         The components of significant valuation and qualifying accounts were as follows:

                                           Allowance for
                                           Uncollectible
                                             Accounts       Inventory
                                            Receivable       Reserves
                                           -----------     -----------
Balance January 1, 2001                    $       500     $     2,694

     Charged to costs and expenses                 139             179
     Write-offs                                   (162)           (389)
     Effect of exchange rate changes                47              22
                                           -----------     -----------
Balance December 31, 2001                          524           2,506

     Charged to costs and expenses                  95             123
     Write-offs                                   (133)            (77)
     Effect of exchange rate changes                36              16
                                           -----------     -----------
Balance December 31, 2002                          522           2,568

     Charged to costs and expenses                  32             546
     Write-offs                                     (1)           (510)
     Effect of exchange rate changes                35             120
                                           -----------     -----------
Balance December 31, 2003                  $       588     $     2,724
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

         Supplemental combining condensed balance sheets as of December 31, 2003 and 2002 and the supplemental combined condensed statements of operations and cash flows for 2003, 2002 and 2001 for the Parent, Subsidiary Guarantor and Non-Guarantor Subsidiaries are presented below. Separate complete financial statements of the Guarantor are not presented because management has determined that they are not material to investors.

                                                                         December 31, 2003
                                           -----------------------------------------------------------------------------
                                             Stanadyne                      Non-                             Stanadyne
                                            Corporation   Subsidiary     Guarantor                         Corporation &
                                              Parent       Guarantor    Subsidiaries   Eliminations        Subsidiaries
                                           ------------   ----------    ------------   ------------        -------------
ASSETS
Cash and cash equivalents                  $   17,514     $       19    $      388     $        56         $     17,977
Accounts receivable, net                       27,846          6,695         4,362               -               38,903
Inventories, net                               18,044          6,375         6,065            (390)  (a)         30,094
Other current assets                            5,255            315         1,453               -                7,023
                                           ----------     ----------    ----------     -----------         ------------
         Total current assets                  68,659         13,404        12,268            (334)              93,997
Property, plant and equipment, net             70,620         16,808        18,822               -              106,250
Intangible and other assets, net               51,282         12,606        18,021          (2,700)  (b)         79,209
Investment in subsidiaries                     29,856         (3,264)            -         (26,592)  (c)              -
Due from Stanadyne Automotive Holding
   Corp.                                        4,269              -             -               -                4,269
                                           ----------     ----------    ----------     -----------         ------------
         Total assets                      $  224,686     $   39,554    $   49,111     $   (29,626)        $    283,725
                                           ==========     ==========    ==========     ===========         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities   $   39,729     $    8,024    $    6,214     $         1         $     53,968
Current maturities of long-term debt and
   capital lease obligations                    2,900            671         3,232               -                6,803
                                           ----------     ----------    ----------     -----------         ------------
         Total current liabilities             46,629          8,695         9,446               1               60,771
Long-term debt and capital lease
   obligations                                 83,400          4,029         1,855               -               89,284
Other noncurrent liabilities                   35,059         10,300         8,562          (2,589)  (b)         51,332
Minority interest in consolidated
   subsidiary                                       -              -             -             238                  238
Intercompany accounts                         (16,048)           320        15,729              (1)                   -
Stockholders' equity                           79,646         16,210        13,519         (27,275)  (c)         82,100
                                           ----------     ----------    ----------     -----------         ------------
         Total liabilities and
           stockholders' equity            $  224,686     $   39,554    $   49,111     $   (29,626)        $    283,725
                                           ==========     ==========    ==========     ===========         ============

(a) Amount represents the elimination of inventory for out of period transfers.

(b) Amount represents reclassification of deferred tax liability to deferred tax asset.

(c) Amount represents the elimination of investments in subsidiaries.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(20)     SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

                                                                         December 31, 2002
                                           -----------------------------------------------------------------------------
                                             Stanadyne                      Non-                             Stanadyne
                                            Corporation   Subsidiary     Guarantor                         Corporation &
                                              Parent       Guarantor    Subsidiaries   Eliminations         Subsidiaries
                                           ------------   ----------    ------------   ------------        -------------
ASSETS
Cash and cash equivalents                  $    4,223     $        8    $      452     $         -         $      4,683
Accounts receivable, net                       22,869          6,506         3,670               -               33,045
Inventories, net                               20,348          8,480         4,902            (335)  (a)         33,395
Other current assets                            5,369            378         1,471               -                7,218
                                           ----------     ----------    ----------     -----------         ------------
         Total current assets                  52,809         15,372        10,495            (335)              78,341
Property, plant and equipment, net             75,564         17,114        15,336             312              108,326
Intangible and other assets, net               51,939         12,290        15,302          (1,956)  (b)         77,575
Investment in subsidiaries                     27,218         (4,328)            -         (22,890)  (c)              -
Due from Stanadyne Automotive Holding
   Corp.                                        4,216              -             -               -                4,216
                                           ----------     ----------    ----------     -----------         ------------
         Total assets                      $  211,746     $   40,448    $   41,133     $   (24,869)        $    268,458
                                           ==========     ==========    ==========     ===========         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities   $   33,507     $    8,083    $    4,764     $        42         $     46,396
Current maturities of long-term debt and
   capital lease obligations                    7,777              -         1,796               -                9,573
                                           ----------     ----------    ----------     -----------         ------------
         Total current liabilities             41,284          8,083         6,560              42               55,969
Long-term debt and capital lease
   obligations                                 92,999              -           324               -               93,323
Other noncurrent liabilities                   35,763         10,686         6,856          (1,690)  (b)         51,615
Minority interest in consolidated
   subsidiary                                       -              -             -             232                  232
Intercompany accounts                         (27,950)         7,949        20,034             (33)                   -
Stockholders' equity                           69,650         13,730         7,359         (23,420)  (c)         67,319
                                           ----------     ----------    ----------     -----------         ------------
         Total liabilities and
           stockholders' equity            $  211,746     $   40,448    $   41,133     $   (24,869)        $    268,458
                                           ==========     ==========    ==========     ===========         ============

(a) Amount represents the elimination of inventory for out of period transfers.

(b) Amount represents reclassification of deferred tax asset to deferred tax liability.

(c) Amount represents the elimination of investments in subsidiaries.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(20)     SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

                                                                     Year Ended December 31, 2003
                                           -----------------------------------------------------------------------------
                                             Stanadyne                      Non-                             Stanadyne
                                            Corporation   Subsidiary     Guarantor                         Corporation &
                                              Parent       Guarantor    Subsidiaries   Eliminations        Subsidiaries
                                           ------------   ----------    ------------   ------------        ------------
Net sales                                  $  210,160     $   61,918    $   22,048     $    (3,927)  (a)   $    290,199
Cost of goods sold                            158,760         58,181        21,047          (3,880)  (a)       (234,108)
                                           ----------     ----------    ----------     -----------         ------------
     Gross profit                              51,400          3,737         1,001             (47)              56,091
Selling, general, administrative and
   other operating expenses                    27,356          3,480         1,463             470   (b)         32,769
                                           ----------     ----------    ----------     -----------         ------------
     Operating income (loss)                   24,044            257          (462)           (517)              23,322
Other income (expense):
     Gain from extinguishment of debt             715              -             -              -                   715
     Interest, net                              6,704            329         1,144              80                8,257
                                           ----------     ----------    ----------     -----------         ------------
Income (loss) before income taxes
     (benefit) and minority interest           18,055            (72)       (1,606)           (597)              15,780
Income taxes                                    5,398             80         1,574            (155)  (b)          6,897
                                           ----------     ----------    ----------     ------------        ------------
Income (loss) before minority interest         12,657           (152)       (3,180)           (442)               8,883
Minority interest in loss of
   consolidated subsidiary                          -              -             -             245                  245
                                           ----------     ----------    ----------     -----------         ------------
     Net income (loss)                     $   12,657     $     (152)   $   (3,180)    $      (197)        $      9,128
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

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(20)     SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

                                                                     Year Ended December 31, 2002
                                           -----------------------------------------------------------------------------
                                             Stanadyne                      Non-                             Stanadyne
                                            Corporation   Subsidiary     Guarantor                         Corporation &
                                              Parent       Guarantor    Subsidiaries   Eliminations         Subsidiaries
                                           ------------   ----------    ------------   ------------        -------------
Net sales                                  $  188,679     $   52,943    $   26,596     $    (7,528)  (a)   $    260,690
Cost of goods sold                            149,047         50,018        23,885          (7,559)  (a)        215,391
                                           ----------     ----------    ----------     -----------         ------------
         Gross profit                          39,632          2,925         2,711              31               45,299
Selling, general, administrative and
   other operating expenses                    26,655          4,762         4,640            (806)  (b)         35,251
Intercompany FSC commissions                   (3,344)           (96)        3,440               -                    -
                                           ----------     ----------    ----------     -----------         ------------
         Operating income (loss)               16,321         (1,741)       (5,369)            837               10,048
Interest, net                                   7,230            716         1,327             130                9,403
                                           ----------     ----------    ----------     -----------         ------------
         Income (loss) before income taxes
           (benefit) and minority interest      9,091         (2,457)       (6,696)            707                  645
Income taxes (benefit)                             96           (170)         (345)            266   (b)           (153)
                                           ----------     ----------    ----------     -----------         ------------
Income (loss) before minority interest          8,995         (2,287)       (6,351)            441                  798
Minority interest in loss of
   consolidated subsidiary                          -              -             -             255                  255
                                           ----------     ----------    ----------     -----------         ------------
         Net income (loss)                 $    8,995     $   (2,287)   $   (6,351)    $       696         $      1,053
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

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(20)      SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

                                                                     Year Ended December 31, 2001
                                           -----------------------------------------------------------------------------
                                             Stanadyne                      Non-                             Stanadyne
                                            Corporation   Subsidiary     Guarantor                         Corporation &
                                              Parent       Guarantor    Subsidiaries   Eliminations         Subsidiaries
                                           ------------   ----------    ------------   ------------        -------------
Net sales                                  $  200,181     $   37,666    $   21,875     $    (5,272)  (a)   $    254,450
Cost of goods sold                            155,302         37,099        21,253          (5,515)  (a)        208,139
                                           ----------     ----------    ----------     -----------         ------------
         Gross profit                          44,879            567           622             243               46,311
Selling, general, administrative and
   other operating expenses                    30,036          4,598         2,585             (12)              37,207
Intercompany FSC commissions                    3,387            127        (3,514)              -                    -
                                           ----------     ----------    ----------     -----------         ------------
         Operating income (loss)               11,456         (4,158)        1,551             255                9,104
Interest, net                                   8,001            584         1,415             141               10,141
                                           ----------     ----------    ----------     -----------         ------------
         Income (loss) before income taxes
           (benefit)                            3,455         (4,742)          136             114               (1,037)
Income taxes (benefit)                              5           (152)          517               -                  370
                                           ----------     ----------    ----------     -----------         ------------
         Net income (loss)                 $    3,450     $   (4,590)   $     (381)    $       114         $     (1,407)
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

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(20)     SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

                                                                      Year Ended December 31, 2003
                                               -------------------------------------------------------------------------
                                                 Stanadyne                       Non-                        Stanadyne
                                                Corporation   Subsidiary       Guarantor                   Corporation &
                                                  Parent       Guarantor     Subsidiaries   Eliminations    Subsidiaries
                                               ------------   ----------     ------------   ------------   -------------
Cash flows from operating activities:
     Net income (loss)                         $   12,657     $     (152)    $    (3,180)   $      (197)   $      9,128
     Adjustments to reconcile net income
       (loss) to net cash provided by (used
       in) operating activities:
           Depreciation and amortization           16,162          3,014           1,514              -          20,690
           Other adjustments                          (12)           (69)            860           (155)            624
           Loss applicable to minority
              interest                                  -              -               -           (245)           (245)
           Changes in operating assets and
              liabilities                          15,547         (5,952)         (5,071)         1,404           5,928
                                               ----------     ----------     -----------    -----------    ------------
           Net cash provided by (used in)
              operating activities                 44,354         (3,159)         (5,877)           807          36,125
                                               ----------     ----------     -----------    -----------    ------------

Cash flows from investing activities:
     Capital expenditures                          (9,091)        (2,580)         (1,456)           312         (12,815)
     Proceeds from disposal of property,
       plant and equipment                              4              -               -              -               4
     Investment in subsidiaries                      (214)             -               -            214               -
                                               ----------     ----------     -----------    -----------    ------------
           Net cash used in investing
              activities                           (9,301)        (2,580)         (1,456)           526         (12,811)
                                               ----------     ----------     -----------    -----------    ------------

Cash flows from financing activities:
     Net change in debt                           (15,699)         4,395           1,846              -          (9,458)
     Net change in equity                          (6,076)         1,355           5,366           (394)            251
                                               ----------     ----------     -----------    -----------    ------------
           Net cash (used in) provided by
              financing activities                (21,775)         5,750           7,212           (394)         (9,207)
                                               ----------     ----------     -----------    -----------    ------------

Net increase (decrease) in cash and cash
   equivalents                                     13,278             11            (121)           939          14,107
Effect of exchange rate changes on cash                13              -              57           (883)           (813)
Cash and cash equivalents at
   beginning of year                                4,223              8             452              -           4,683
                                               ----------     ----------     -----------    -----------    ------------
Cash and cash equivalents at
   end of year                                 $   17,514     $       19     $       388    $        56    $     17,977
                                               ==========     ==========     ===========    ===========    ============

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(20)     SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

                                                                      Year Ended December 31, 2002
                                               -------------------------------------------------------------------------
                                                 Stanadyne                       Non-                        Stanadyne
                                                Corporation   Subsidiary       Guarantor                   Corporation &
                                                  Parent       Guarantor     Subsidiaries   Eliminations    Subsidiaries
                                               ------------   ----------     ------------   ------------   -------------
Cash flows from operating activities:
     Net income (loss)                         $    8,995     $   (2,287)    $    (6,351)   $       696    $      1,053
     Adjustments to reconcile net income
       (loss) to net cash provided by (used
       in) operating activities:
           Depreciation and amortization           16,255          3,421           1,220              -          20,896
           Other adjustments                       (1,609)          (465)           (733)           266          (2,541)
           Loss applicable to minority
              interest                                  -              -               -           (255)           (255)
           Changes in operating assets and
              liabilities                          (9,257)          (949)         15,473         (1,088)          4,179
                                               ----------     ----------     -----------    -----------    ------------
           Net cash provided by (used in)
              operating activities                 14,384           (280)          9,609           (381)         23,332
                                               ----------     ----------     -----------    -----------    ------------

Cash flows from investing activities:
     Capital expenditures                          (6,708)        (1,776)         (2,071)          (312)        (10,867)
     Proceeds from disposal of property,
       plant and equipment                              -              -              61              -              61
     Investment in subsidiaries                     9,812              -         (10,366)           554               -
                                               ----------     ----------     ------------   -----------    ------------
           Net cash provided by (used in)
              investing activities                  3,104         (1,776)        (12,376)           242         (10,806)
                                               ----------     ----------     -----------    -----------    ------------

Cash flows from financing activities:
     Net change in debt                           (11,007)             -             857              -         (10,150)
     Net change in equity                          (2,761)         2,059           1,700           (511)            487
                                               ----------     ----------     -----------    -----------    ------------
           Net cash (used in) provided by
              financing activities                (13,768)         2,059           2,557           (511)         (9,663)
                                               ----------     ----------     -----------    -----------    ------------

Net increase (decrease) in cash and cash
   equivalents                                      3,720              3            (210)          (650)          2,863
Effect of exchange rate changes on cash                20              -            (110)         1,790           1,700
Cash and cash equivalents at
   beginning of year                                  483              5             772         (1,140)            120
                                               ----------     ----------     -----------    -----------    ------------
Cash and cash equivalents at
   end of year                                 $    4,223     $        8     $       452    $         -    $      4,683
                                               ==========     ==========     ===========    ===========    ============

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(20)     SUPPLEMENTAL COMBINED CONDENSED FINANCIAL STATEMENTS - (CONCLUDED)

                                                                      Year Ended December 31, 2001
                                               -------------------------------------------------------------------------
                                                 Stanadyne                       Non-                        Stanadyne
                                                Corporation   Subsidiary       Guarantor                   Corporation &
                                                  Parent       Guarantor     Subsidiaries   Eliminations    Subsidiaries
                                               ------------   ----------     ------------   ------------   -------------
Cash flows from operating activities:
     Net income (loss)                         $    3,450     $   (4,590)    $      (381)   $       114    $     (1,407)
     Adjustments to reconcile net income
       (loss) to net cash provided by (used
       in) operating activities:
           Depreciation and amortization           16,028          3,609           1,398              -          21,035
           Other adjustments                         (884)          (254)           (356)             -          (1,494)
           Changes in operating assets and
              liabilities                          (6,281)         3,348           1,008         (2,063)         (3,988)
                                               ----------     ----------     -----------    -----------    ------------
           Net cash provided by (used in)
              operating activities                 12,313          2,113           1,669         (1,949)         14,146
                                               ----------     ----------     -----------    -----------    ------------

Cash flows from investing activities:
     Capital expenditures                         (15,280)        (2,122)           (960)           391         (17,971)
     Proceeds from disposal of property,
       plant and equipment                            613              -               8           (391)            230
                                               ----------     ----------     -----------    -----------    ------------
           Net cash used in investing
              activities                          (14,667)        (2,122)           (952)             -         (17,741)
                                               ----------     ----------     ------------   -----------    ------------

Cash flows from financing activities:
     Net change in debt                           (10,545)             -             (29)             -         (10,574)
                                               ----------     ----------     -----------    -----------    ------------
           Net cash used in financing
              activities                          (10,545)             -             (29)             -         (10,574)
                                               ----------     ----------     -----------    -----------    ------------

Net (decrease) increase in cash and cash
   equivalents                                    (12,899)            (9)            688         (1,949)        (14,169)
Effect of exchange rate changes on cash                (1)             -              (1)           644             642
Cash and cash equivalents at
   beginning of year                               13,383             14              85            165          13,647
                                               ----------     ----------     -----------    -----------    ------------
Cash and cash equivalents at
   end of year                                 $      483     $        5     $       772    $    (1,140)   $        120
                                               ==========     ==========     ===========    ===========    ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was conducted under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were adequate and designed to ensure that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported in a timely manner, including that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROLS

There was no change in internal control over financial reporting that materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses in internal control over financial reporting, subsequent to the evaluation described above.

Reference is made to the Certifications of the Chief Executive Officer and Chief Financial Officer about these and other matters filed as exhibits to this report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age as of December 31, 2003 and position with the Company of each person who is a member of the Board of Directors or an executive officer of the Company. In connection with the Acquisition, Holdings, AIP and other stockholders of Holdings entered into a stockholders agreement (the "Stockholders Agreement") pursuant to which such persons were granted certain registration rights and participation rights. Pursuant to the Stockholders Agreement, AIP has the right to elect the directors of Holdings. All directors serve for the term for which they are elected or until their successors are duly elected and qualified or until death, retirement, resignation or removal. All directors of the Company are also directors of Holdings.

Directors do not receive compensation for their services as directors, with the exception of Mr. Diekroeger who receives $125,000 per year. Directors of the Company are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board of Directors or committees thereof.

      Name                Age                                  Position
      ----                ---                                  --------
William D. Gurley         55    President, Chief Executive Officer and Director, Stanadyne Corporation
Stephen S. Langin         45    Vice President, Chief Financial Officer and Secretary, Stanadyne Corporation
Donald Buonomo            64    Vice President, Quality and Reliability, Stanadyne Corporation
Robert L. Dayton          54    Vice President and General Manager, Precision Engine Products Corp.
Leon P. Janik             60    Senior Vice President and General Manager, Fluid Management Technologies,
                                Stanadyne Corporation
William W. Kelly          52    Senior Vice President and General Manager, Fuel Systems Products, Stanadyne
                                Corporation
Jean S. McCarthy          56    Vice President, Human Resources, Stanadyne Corporation
Mark E. Murray            52    Vice President, Precision Components and Assembly, Stanadyne Corporation
W. Richard Bingham        68    Director
Kenneth J. Diekroeger     41    Director
Kirk R. Ferguson          35    Director
Kim A. Marvin             42    Director
Theodore C. Rogers        69    Director and Chairman of the Board

WILLIAM D. GURLEY, President, Chief Executive Officer and Director. Mr. Gurley came to Precision Products in 1984 as Vice President of Marketing and Planning and was promoted in 1987 to the position of Vice President, Marketing and Product Engineering. In 1989, Mr. Gurley was promoted to the position of Executive Vice President, Marketing, Engineering and Operations. At that time, he was elected as a director. In 1995, he was promoted to his current position. Prior to joining Stanadyne, he worked for the Garrett Corporation's Automotive Products Company (now a portion of Allied Signal purchased by Honeywell) in a series of sales and management positions. Mr. Gurley eventually became the President and General Manager of its Japanese subsidiary. Before Garrett Corporation, he worked at the Packard Electric Division, General Motors in engineering, manufacturing and sales positions. Mr. Gurley holds a B.S. in mechanical engineering from Rose Hulman Institute of Technology and an M.B.A. degree from Pepperdine University.

STEPHEN S. LANGIN, Vice President, Chief Financial Officer and Corporate Secretary. Mr. Langin joined Stanadyne in 1981 and held progressively more responsible positions in accounting until being named Corporate Controller in 1989. In 2001, Mr. Langin was promoted to his current position. Mr. Langin holds a B.S. in business administration and an M.B.A. degree from the University of Connecticut.

DONALD BUONOMO, Vice President, Quality and Reliability. Mr. Buonomo joined Stanadyne in May 1997 as Vice President, Quality and Reliability. Prior to joining Stanadyne, he served as Vice President, Corporate Quality with C. Cowles & Company and Vice President, Quality & Reliability with Veeder-Root Company. Mr. Buonomo holds a M.S. in management from the Hartford Graduate Center and a B.A. from Dowling Center.

ROBERT L. DAYTON, Vice President and General Manager, Precision Engine Products Corp. Mr. Dayton joined Stanadyne's Precision Engine Products Corp. as Vice President and General Manager, Precision Engine Products Corp. in August 2003. Prior to joining Stanadyne, he served as President and Chief Executive Officer for Precision Governors, LLC since 1999. During 1998 and 1999, he served as President and COO, Spiro International, a metal forming capital equipment manufacturer for construction, metal forming, and automotive applications. Beginning in the early 1990's, he served in a number of senior management positions with Energy Absorption Systems, Inc. (thermoplastic transportation products); Rockford Powertrain, Inc. Borg Warner Division; Carsonite International (metal fabrication, assembly, and thermoplastics) prior to his position with Spiro. Mr. Dayton holds a B.S., Business and Economics, University of Kentucky.

LEON P. JANIK, Senior Vice President and General Manager, Fluid Management Technologies. Mr. Janik joined Stanadyne in March 1970 as a development engineer and was promoted to positions of increasing responsibility in Product Engineering, Reliability and Quality Assurance, Manufacturing and Manufacturing Engineering before becoming Vice President, Power Products Division in 1989. In 1998, Mr. Janik was appointed Vice President and General Manager, Power Products and Fuel Injectors and in 2003, to his current position. Prior to joining Stanadyne, Mr. Janik worked for four years with the Hamilton Standard Division of United Technologies Corp. in the Quality Assurance Department. Mr. Janik holds a B.S.M.E. degree from Marquette University and a Masters in business management from the Hartford Graduate Center.

WILLIAM W. KELLY, Senior Vice President and General Manager, Fuel System Products. Mr. Kelly joined Stanadyne in May 1982 as Assistant Chief Engineer for Advanced Engineering and was promoted to Director of Product Engineering in October 1987. Effective with the formation of Stanadyne Automotive Corp. in 1988, Mr. Kelly was appointed to Vice President of Engineering and Marketing for the Diesel Systems Division. In January 1998, Mr. Kelly was appointed Vice President and General Manager, Fuel Pumps, Precision Products, and in 2003 he was appointed to his current position. Prior to joining the Company, he worked for Eaton Corporation for one year in the new product development, preceded by eight years with DaimlerChrysler Corporation in various roles involving vehicle and engine systems engineering. Mr. Kelly holds a M.S.M.E. degree from the University of Michigan concurrent with his graduation from the Chrysler Institute of Engineering, an M.B.A. from Wayne State University, and a B.S. Engineering degree from Oakland University.

JEAN S. McCARTHY, Vice President, Human Resources. Ms. McCarthy joined Stanadyne in October 2000 as Vice President, Human Resources. Prior to joining Stanadyne, she served as Vice President of Human Resources with CTG Resources, Inc. since 1995. Prior to her position with CTG, in over a 20 year period she worked in various facets of Human Resources for Combustion Engineering; Tuttle & Bailey; Fafnir Bearing Division of The Torrington Company; and as Vice President for the Napier Co. Ms. McCarthy has received multiple degrees (A.S., B.S., and M.B.A.) from the University of Hartford.

MARK E. MURRAY, Vice President, Precision Components and Assembly. Mr. Murray joined Stanadyne on January 1, 2001 as Vice President, Precision Components and Assembly. Prior to joining Stanadyne, he worked as an independent consultant from 1999 to 2000. During 1999 he served as Vice President of Sales for API Motion. Mr. Murray also served with FAG Bearings Corporation from 1978 to 1998 in various positions, including assignments as Executive Vice President, Sales and Marketing from 1997 to 1998 and General Manager from 1991 to 1996 and with Pope Spindle Corporation and as President from 1996 to 1997. Mr. Murray has a Bachelor of Mechanical Engineering from the University of Minnesota and a MBA from the University of Pittsburg.

W. RICHARD BINGHAM. Mr. Bingham co-founded AIP with Theodore C. Rogers in 1988 and, with Mr. Rogers, is responsible for the overall management of the firm. Mr. Bingham was a Managing Director of Shearson Lehman Brothers from 1984 to 1987. Prior to joining Shearson Lehman Brothers, Mr. Bingham was a Director of the Corporate Finance Department, a member of the board, and head of Mergers and Acquisitions at Lehman Brothers Kuhn Loeb Inc. Prior thereto, he directed investment-banking operations at Kuhn Loeb & Company where he was a partner and member of the board and executive committee. Mr. Bingham also serves as a director of Bucyrus International, Inc., GLC Carbon USA Inc., MBA Polymers, Inc., and Williams Controls, Inc. He was elected to the Board of Directors of the Company in December 1997.

KENNETH J. DIEKROEGER. Mr. Diekroeger is a founder and managing director of Golden Gate Capital, a San Francisco based private equity firm. Prior to joining Golden Gate Capital in 2000, he was a managing director and partner with AIP from 1996 to 2000, where he sourced, executed and served as a director for several investments and buyouts. He was elected to the Board of Directors of the Company in December 1997.

KIRK R. FERGUSON. Mr. Ferguson joined the New York office of AIP in 2001 and serves as a Managing Director of the firm. Mr. Ferguson was previously a principal of Saratoga Partners, a private equity investment firm where he had been employed from 1997 to 2001. He was elected to the Board of Directors of the Company in September 2001. Additionally, he currently serves on the board of Williams Controls, Inc. and serves or has served as a director of several private companies.

KIM A. MARVIN. Mr. Marvin joined the San Francisco office of AIP in 1997 and serves as a Managing Director of the firm. Mr. Marvin worked in the Mergers and Acquisitions department of Goldman Sachs & Co. where he had been employed from 1994 to 1997. He was elected to the Board of Directors of the Company in January 2001. Additionally, he serves as a director of Bucyrus International, Inc., Consoltex Group, Inc., Fundimak y Subsidiarias S.A. de C.V., and Stolle Machinery Company, L.L.C.

THEODORE C. ROGERS. Mr. Rogers became Chairman of the Board effective February 7, 2001. Mr. Rogers co-founded AIP with W. Richard Bingham in 1988 and, with Mr. Bingham, is responsible for the overall management of the firm. Mr. Rogers is former President, Chairman, Chief Executive Officer and Chief Operating Officer of NL Industries, a petroleum service and chemical company. Mr. Rogers currently serves as a non-executive Chairman of the Board and Director of GLC Carbon USA Inc and Bucyrus International, Inc. Additionally, he serves as a director of Consoltex Group, Inc. He was elected to the Board of Directors of the Company in December 1997.

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has determined that the Chair of the Audit Committee, Mr. Marvin, has the attributes of an "audit committee financial expert" pursuant to the regulations of the SEC. However, Mr. Marvin may not be considered "independent" pursuant to the listing standards of the Nasdaq Stock Market, if the Company's securities were so listed (which they are not), since he is a general partner of a stockholder of Holdings, the sole shareholder of the Company, that owns in excess of 10% of Holdings' common stock, which such stockholder also receives a management fee from the Company. Stockholders should understand that this designation is a disclosure requirement of the SEC related Mr. Marvin's experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. Marvin any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and Board of Directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or Board of Directors.

CODE OF ETHICS

All of the Company's employees are subject to the terms of its formal Business Ethics Policy and Foreign Corrupt Practices Compliance Policy (the "Policies"). These Policies define in addition to other issues, the legal, moral and ethical guidelines by which all employees, including executives and officers, are required to follow in the discharge of their duties and responsibilities. Although the Company is not subject to the listing requirements for equity issuers which would require having a code of ethics, the Policies constitute a code of ethics within the guidelines set forth in Regulation S-K Item 406. The full text of the Business Ethics Policy is filed as an exhibit to this report.

ITEM 11. EXECUTIVE COMPENSATION

The compensation of executive officers of the Company is determined by the Board of Directors of the Company. The following table sets forth information concerning the five most highly compensated officers of the Company (the "Named Executive Officers") for services rendered in fiscal 2003, 2002 and 2001.

                           SUMMARY COMPENSATION TABLE

                                                                       Long Term
                                                                     Compensation
                                                                        Awards
                                         Annual Compensation (1)      Securities
                                         ----------------------       Underlying           All Other
    Name and Position         Year        Salary         Bonus       Options (#)(3)      Compensation (2)
    -----------------         ----        ------         -----       --------------      ----------------
William D. Gurley             2003       $402,000       $411,797            ---              $24,021
   (President, Chief          2002        375,250        125,739          5,000               24,021
   Executive Officer and      2001        371,000         53,053            ---               24,021
   Director)

Stephen S. Langin             2003        199,750        204,764            ---                7,581
   (Vice President, Chief     2002        187,000         87,685          2,500                7,581
   Financial Officer and      2001        176,344         25,630            ---                  300
   Secretary)

Leon P. Janik                 2003        262,000        289,318            ---               25,015
   (Vice President and        2002        245,125        126,707          2,500               25,015
   General Manager)           2001        238,250         68,616            ---               25,015

William W. Kelly              2003        262,000        277,933            ---               14,073
   (Vice President and        2002        245,125         98,281          2,000               14,073
   General Manager)           2001        242,500         69,840            ---               14,073

Mark E. Murray                2003        177,250        149,895            ---                8,529
   (Vice President)           2002        166,750         76,533          2,500                8,529
                              2001        165,000         38,016            ---               95,292

(1) None of the Named Executive Officers received personal benefits or other annual compensation in excess of the lesser of $50,000 or 10% of the combined salary and bonus in each respective year.

(2) All Other Compensation includes the employer match under the Company's 401(k) savings plan for each Named Executive Officer of $300 per year. The remainder of the balance is the premium paid for executive life insurance, except for Mr. Murray who was reimbursed $94,992 for moving expenses during 2001.

(3)      Options are for shares of common stock in Holdings.

EMPLOYMENT AGREEMENTS

The Company has entered into identical employment agreements with Messrs. Gurley and Kelly. Pursuant to these agreements, Messrs. Gurley and Kelly served in their noted capacities during 2003 at current base salaries of $416,000 and $271,000, respectively. These salaries are reviewed at least annually and shall be increased to be consistent with increases in base salary awarded in the ordinary course of business to other key executives.

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

STOCK OPTION PLAN

The Board of Directors of Holdings adopted the Management Stock Option Plan (the "Stock Plan") as of June 5, 1998. The Stock Plan provides for the grant of stock options to certain management employees of Holdings and its subsidiary, the Company, for the purchase of shares of Holdings. These options are non-qualified for federal income tax purposes. Subject to the requirements and limitations of the Stock Plan, the President and Chief Executive Officer of Holdings shall have the authority to select the participants in the Stock Plan. The Board of Directors of Holdings, or a committee designated by the Board of Holdings, shall have the sole and complete responsibility and authority to, among other duties, approve grants of options under the Stock Plan.

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

OPTION GRANTS

There were no Options granted to the Named Executive Officers during the year ended December 31, 2003.

OPTION VESTING

A total of 7,250 of the 2002 Options granted to the Named Executive Officers were vested during the year ended December 31, 2003 according to the terms of the Supplement Plan.

STOCK OPTION EXERCISES

There were no stock options exercised by the Named Executive Officers during the twelve months ended December 31, 2003. For the number of shares underlying exercisable options held by the Named Executive Officers at December 31, 2003, see the table in Item 12.

COMPENSATION COMMITTEE

The compensation committee consists of two members of the Board of Directors who are responsible for the compensation packages offered to the Company's executive officers. Directors Mr. Diekroeger as Chairman and Mr. Marvin, in consultation with Chief Executive Officer of the Company, establish the base salaries for the executive officers of the Company.

EMPLOYEE BENEFIT PLANS

401(k) PLANS

The Company sponsors two savings plans which are intended to be qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. All regular U.S. employees, except Tallahassee hourly employees, are eligible to participate in the Stanadyne Corporation Savings Plus Plan (the "SC Savings Plan"). Beginning on January 1, 1998, hourly employees at the Tallahassee Plant were eligible to participate in the Precision Engine Products Corp. Retirement Fund (the "PEPC 401(k) Plan"). The maximum matching contribution for any participant, excluding the participants in the PEPC 401(k) Plan, for any year is 50% of such participant's contributions up to a maximum amount of $300. The participants in the PEPC 401(k) Plan receive a Company core contribution of $300 per year plus a maximum matching contribution of $200.

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

For purposes of the Stanadyne Corporation Pension Plan, compensation used in the determination of Final Average Compensation includes total earnings received for personal services to the Company. The total compensation that can be considered for any purpose under the Stanadyne Corporation Pension Plan is limited to $200,000 for 2003, 2002 and 2001 pursuant to requirements imposed by the Internal Revenue Code of 1986, as amended (the "Code"), as amended by the Economic Growth and Tax Relief Reconciliation Act ("EGTRRA") for prior years as well as for future years. The Code also places certain other limitations on the annual benefits that may be paid under the Plan.

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

Benefits may be paid under the Stanadyne Corporation Pension Plan and the SERP in the form of (i) a straight-life annuity for the life of the participant; (ii) a 50%, 75% or 100% joint and survivor annuity whereby the participant receives a reduced monthly benefit for life and the surviving spouse receives 50%, 75% or 100% of such reduced monthly benefit for life; and (iii) for participants with an accrued benefit of $5,000 or less, a lump sum.

                            Pension Plan Table (1)(2)

                                                            Years of Service
     Final Average Annual           ---------------------------------------------------------------
          Compensation                 15             20            25           30           35
     --------------------              --             --            --           --           --
$125,000.......................     $ 27,755       $ 37,007      $ 46,259     $ 55,510     $ 61,760
 150,000.......................       34,130         45,507        56,884       68,260       75,760
 175,000.......................       40,505         54,007        67,509       81,010       89,760
 200,000.......................       46,880         62,507        78,134       93,760      103,760
 225,000.......................       53,255         71,007        88,759      106,510      117,760
 250,000.......................       59,630         79,507        99,384      119,260      131,760
 300,000.......................       72,380         96,507       120,634      144,760      159,760
 400,000.......................       97,880        130,507       163,134      195,760      215,760
 450,000.......................      110,630        147,507       184,384      221,260      243,760
 500,000.......................      123,380        164,507       205,634      246,760      271,760

Note:

(1) Amounts shown represent the annual single-life benefit at age 65 from the Stanadyne Corporation Pension Plan (as defined herein) plus the benefit from the SERP (as defined herein).

(2) For this illustration, the annual social security benefit was assumed to be $16,476 for the calculation of the Social Security offset.

The Years of Credited Service under the Stanadyne Corporation Pension Plan at December 31, 2003, were 19.8, 22.8, 33.8, 22.0 and 3.0 for Messrs. Gurley,
Langin, Janik, Kelly and Murray, respectively. The estimated annual benefits payable under the Stanadyne Corporation Pension Plan and the SERP, assuming termination on December 31, 2003 and retirement at age 65, are illustrated as follows:

                                Estimated Accrued
                         Pension Benefit as of 12/31/03

                                   The
                               Stanadyne
                               Corporation
                              Pension Plan*           The SERP         Total
                              -------------           --------         -----
Gurley......................     $ 54,343            $ 105,071      $ 159,414
Langin......................       51,344                7,243         58,587
Janik.......................       78,232               84,004        162,236
Kelly.......................       58,154               53,909        112,063
Murray......................          N/A                  N/A            N/A

* Based on EGTRRA $200,000 pensionable compensation limit.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company is authorized by its Certificate of Incorporation to issue 10,000 shares of common stock, par value $.01 per share ("Company Common Stock"). Holdings owns all of the issued and outstanding 1,000 shares of Company Common Stock. Holdings is authorized by its Certificate of Incorporation to issue 1,200,000 shares of common stock, par value $.01 per share ("Holdings Common Stock") of which 993,236 shares were outstanding on December 31, 2003. AIP and management of the Company own substantially all of Holdings Common Stock. Holdings has adopted the Stock Plan and the Supplement Plan, which provide for the grant of non-qualified stock options to certain key employees and/or directors of the Company.

As of December 31, 2003, there were 18 holders of record of shares of Holdings Common Stock. The following table sets forth certain information regarding beneficial ownership of Holdings Common Stock as of December 31, 2003, assuming the exercise of stock options exercisable within 60 days of such date, by (i) each person who is known by Holdings to be the beneficial owner of more than 5% of Holdings Common Stock, (ii) each of the Company's directors and the named executive officers in the Summary Compensation Table and (iii) all directors and executive officers as a group. To the knowledge of the Company, each stockholder has sole voting and investment power as to the shares of Holdings Common Stock shown unless otherwise noted. Except as indicated below, the address for each such person is c/o Stanadyne Corporation, 92 Deerfield Road, Windsor, CT 06095.

                                                                                      Exercisable
                                                                     Total            Options (2)
                             Name                                  Number (1)       Included in Total      Percentage
                             ----                                  ----------       -----------------      ----------
American Industrial Partners Capital Fund II, L.P. (3).....          951,301                     0            92.85%
W. Richard Bingham (3).....................................                0                     0                *
Kenneth J. Diekroeger (4)..................................                0                     0                *
Kirk R. Ferguson (5).......................................                0                     0                *
Kim A. Marvin (2)..........................................                0                     0                *
William D. Gurley..........................................           23,292                 9,192             2.27%
William W. Kelly...........................................           12,726                 4,432             1.24%
Leon P. Janik..............................................            9,507                 3,824                *
Stephen S. Langin..........................................            2,923                 1,736                *
Mark E. Murray.............................................                0                     0                *
Theodore C. Rogers (5).....................................                0                     0                *
All directors and executive officers as a group (13 persons)          53,164                23,071             5.19%

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

(2) Represents an aggregate of 23,071 shares of Holdings Common Stock held by directors and executive officers which are issuable upon exercise of options exercisable within 60 days of the date December 31, 2003.

(3) The address of such entity or person is One Maritime Plaza, Suite 2525, San Francisco, California 94111.

(4) The address of such person is One Embarcadero, 33rd Floor, San Francisco, CA 94111

(5) The address of such person is 551 Fifth Avenue, Suite 3800, New York, New York 10176.

The Company does not have any compensation plans under which its equity securities are authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT SERVICES AGREEMENT

In accordance with a management services agreement, the Company is required to pay AIP an annual fee of $1.1 million for providing general management, financial and other corporate advisory services, payable quarterly in advance on each January 1, April 1, July 1 and October 1 during the term of the management services agreement. AIP also will be reimbursed for out-of-pocket expenses. The management fees are subordinated in right of payment to the Notes.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the years ended December 31, 2003 and 2002, professional services were performed by Deloitte and Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte Entities").

AUDIT FEES

The aggregate fees billed for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2003 and 2002 and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q were $200,000 and $206,250, respectively.

AUDIT RELATED FEES

The aggregate fees billed for audit related services of the Company for fiscal years ended December 31, 2002 was $16,500. These fees related to services rendered for the audit of the Company's employee benefit plans for the fiscal years ended December 31, 2002.

TAX FEES

The aggregate fees billed for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2003 and 2002 were $38,000 and $58,175 in 2003 and 2002, respectively. These fees primarily related to preparation of state and federal income tax returns, including a calculation for federal extraterritorial income exclusion.

ALL OTHER FEES

The aggregate fees billed for services not included above were $3,500 for the fiscal year ended December 31, 2003 and related to other miscellaneous services.


AUDIT COMMITTEE PRE-APPROVAL PROCESS, POLICIES AND PROCEDURES

The Audit Committee has the ultimate authority and responsibility to select, evaluate and, where appropriate, replace the independent auditor. The Corporation's management is responsible for preparing the Corporation's financial statements. The independent auditors are responsible for auditing those financial statements. Management and the independent auditors have more time, knowledge and detailed information about the Corporation than do Audit Committee members. Consequently, in carrying out its oversight responsibilities, the Audit Committee is not providing any professional certification as to the independent auditors' work or any expert or special assurance as to the Corporation's financial statements, including with respect to auditor independence.

The Audit Committee must pre-approve the annual engagement and all audit and non-audit services rendered to the Company by the independent accountants other than described in the annual engagement letters. Such pre-approval is waived if services may be rendered within the deminimis exception contain in Section 202 of the Sarbanes-Oxley Act of 2002 and any rules and regulations promulgated pursuant thereto.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements:

                  See "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

         2.       Financial Statement Schedules:

                  The Company is not required by the applicable accounting regulations of the Securities and Exchange Commission to provide any financial statement schedules. The Financial Statements and the Notes thereto contain what information is required, and what is not required has not been included.

         3.       Exhibits:

TABLE
NUMBER                                  DESCRIPTION
------     ---------------------------------------------------------------------
3.1        (1) Amended and Restated Certificate of Incorporation

3.1.1      (4) Certificate of Amendment of Certificate of Incorporation

3.2        (1) Amended and Restated By-laws

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

10.5.1 (6) Stanadyne Corporation Pension Plan effective January 1, 2002 amended and restated

10.6       (1) Stanadyne Automotive Corp. Savings Plus Plan restated as of
           January 1, 1993

10.6.1 (6) Stanadyne Corporation Savings Plus Plan effective January 1, 2002 amended and restated

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

10.13 (2) Management Services Agreement dated as of December 11, 1997 between Stanadyne Automotive Corp. and American Industrial Partners.

10.14 (3) Stanadyne Automotive Holding Corp. Management Stock Option Plan effective as of June 5, 1998

10.14.1    (6) Supplement to Stanadyne Automotive Holdings Corp. Management
           Stock Option Plan dated January 11, 2002

10.15      (5) Customer Agreement dated as of December 14, 2001 between
           Stanadyne Corporation and Deere & Company (Pursuant to Rule 24b-2 under The Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)

10.16(a)   (7) Loan and Security Agreement dated as of October 24, 2003 among
           GMAC Commercial Finance LLC (as Collateral Agent and Administrative
           Agent) and The Bank of New York (as Documentation Agent) and Wachovia
           Bank, National Association (as Syndication Agent) and The Lenders
           Signatory Hereto From Time To Time (as Lenders), With Stanadyne
           Corporation (as Borrowing Agent) and The Other Loan Parties Signatory
           Hereto (as Loan Parties)

10.16(b) (7) Revolving Credit Note to GMAC Commercial Finance LLC (as agent) dated October 24, 2003

10.16(c)   (7) Swingline Note to GMAC Commercial Finance LLC (as agent) dated
           October 24, 2003

10.16(d)   (7) Term Note to GMAC Commercial Finance LLC (as agent) dated October
           24, 2003

12.1       Statement of Computation of Ratios

14.1       Business Ethics Policy

21.1       Subsidiaries of Stanadyne Corporation

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

(6) Incorporated be reference to corresponding exhibit filed as an exhibit to Form 10-Q filed May 14, 2002.

(7) Incorporated be reference to corresponding exhibit filed as an exhibit to Form 10-Q filed November 14, 2003.

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

                                         Stanadyne Corporation
                                         ---------------------
                                         (Registrant)

Date: March 30, 2004                 By: /s/ William D. Gurley
                                         ---------------------
                                         William D. Gurley
                                         President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of Stanadyne Corporation and in the capacities and on the dates indicated.

Date: March 30, 2004                 By: /s/ William D. Gurley
                                         ---------------------
                                         William D. Gurley
                                         President, Chief Executive Officer and
                                           Director

Date: March 30, 2004                 By: /s/ Stephen S. Langin
                                         ---------------------
                                         Stephen S. Langin
                                         Vice President, Chief Financial Officer
                                           and Secretary

Date: March 30, 2004                 By: /s/ W. Richard Bingham
                                         ----------------------
                                         W. Richard Bingham
                                         Director

Date: March 30, 2004                 By: /s/ Kenneth J. Diekroeger
                                         -------------------------
                                         Kenneth J. Diekroeger
                                         Director

Date: March 30, 2004                 By: /s/ Theodore C. Rogers
                                         ----------------------
                                         Theodore C. Rogers
                                         Chairman of the Board and Director

Date: March 30, 2004                 By: /s/ Kim A. Marvin
                                         -----------------
                                         Kim A Marvin
                                         Director

Date: March 30, 2004                 By: /s/ Kirk R. Ferguson
                                         --------------------
                                         Kirk R. Ferguson
                                         Director

EXHIBIT INDEX

TABLE
NUMBER                                  DESCRIPTION
------     ---------------------------------------------------------------------
3.1        (1) Amended and Restated Certificate of Incorporation

3.1.1      (4) Certificate of Amendment of Certificate of Incorporation

3.2        (1) Amended and Restated By-laws

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

10.5.1 (6) Stanadyne Corporation Pension Plan effective January 1, 2002 amended and restated

10.6       (1) Stanadyne Automotive Corp. Savings Plus Plan restated as of
           January 1, 1993

10.6.1 (6) Stanadyne Corporation Savings Plus Plan effective January 1, 2002 amended and restated

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

10.13 (2) Management Services Agreement dated as of December 11, 1997 between Stanadyne Automotive Corp. and American Industrial Partners.

10.14 (3) Stanadyne Automotive Holding Corp. Management Stock Option Plan effective as of June 5, 1998

10.14.1    (6) Supplement to Stanadyne Automotive Holdings Corp. Management
           Stock Option Plan dated January 11, 2002

10.15      (5) Customer Agreement dated as of December 14, 2001 between
           Stanadyne Corporation and Deere & Company (Pursuant to Rule 24b-2 under The Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)

10.16(a)   (7) Loan and Security Agreement dated as of October 24, 2003 among
           GMAC Commercial Finance LLC (as Collateral Agent and Administrative
           Agent) and The Bank of New York (as Documentation Agent) and Wachovia
           Bank, National Association (as Syndication Agent) and

           The Lenders Signatory Hereto From Time To Time (as Lenders), With
           Stanadyne Corporation (as Borrowing Agent) and The Other Loan Parties
           Signatory Hereto (as Loan Parties)

10.16(b) (7) Revolving Credit Note to GMAC Commercial Finance LLC (as agent) dated October 24, 2003

10.16(c)   (7) Swingline Note to GMAC Commercial Finance LLC (as agent) dated
           October 24, 2003

10.16(d)   (7) Term Note to GMAC Commercial Finance LLC (as agent) dated October
           24, 2003

12.2       Statement of Computation of Ratios

14.1       Business Ethics Policy

21.2       Subsidiaries of Stanadyne Corporation

31.3 Certification of Chief Executive Officer Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4 Certification of Chief Financial Officer Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32         Certification Pursuant to Rule 15d-14(b) of the Securities Exchange
           Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(6) Incorporated be reference to corresponding exhibit filed as an exhibit to Form 10-Q filed May 14, 2002.

(7) Incorporated be reference to corresponding exhibit filed as an exhibit to Form 10-Q filed November 14, 2003.