Form 10-Q
period 2004-03-31
STANADYNE AUTOMOTIVE CORP
filed 2004-05-11
CIK 1053439

                                   FORM 10 - Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    -----------------

Commission File Number 333-45823

                              STANADYNE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                             22-2940378
     -------------------------------            ----------------------
     (State or other jurisdiction of            (I.R.S. Employer I.D.)
      incorporation or organization)

 92 Deerfield Road, Windsor, Connecticut                06095-4209
-----------------------------------------               ----------
 (Address of principal executive offices)               (zip code)

            (860) 525-0821
-----------------------------------------
(Registrant's telephone number, including
                area code)

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

                                 Yes [ ] No [X]

The number of Common Shares of the Company, $0.01 per share par value, outstanding as of April 30, 2004 was 1,000.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

Part I   Financial Information

         Item 1  Financial Statements

                 Condensed Consolidated Balance Sheets as of
                 March 31, 2004 (unaudited) and December 31, 2003............................           3

                 Condensed Consolidated Statements of Income for the three months ended
                 March 31, 2004 and 2003 (unaudited).........................................           4

                 Condensed Consolidated Statements of Cash Flows for the three
                 months ended March 31, 2004 and 2003 (unaudited)............................           5

                 Notes to Condensed Consolidated Financial Statements (unaudited)............        6-19

         Item 2  Management's Discussion and Analysis of Financial Condition and Results
                 of Operations...............................................................       20-26

         Item 3  Quantitative and Qualitative Disclosures About Market Risk..................          27

         Item 4  Controls and Procedures.....................................................          28

Part II  Other Information

         Item 6  Exhibits and Reports on Form 8-K............................................          29

         Signature...........................................................................          30

                     STANADYNE CORPORATION AND SUBSIDIARIES

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                     (UNAUDITED)
                                                                                      March 31,    DECEMBER 31,
                                                                                        2004           2003
                                                                                      ----------   ------------
                                  ASSETS
Current assets:
          Cash and cash equivalents                                                   $ 17,798      $ 17,977
          Accounts receivable, net of allowance for uncollectible
            accounts of $618 at March 31, 2004 and $588 at December 31, 2003            47,807        38,903
          Inventories, net                                                              34,249        30,094
          Prepaid expenses and other current assets                                      2,444         2,552
          Deferred income taxes                                                          4,712         4,471
                                                                                      --------      --------
                      Total current assets                                             107,010        93,997

Property, plant and equipment, net                                                     104,000       106,250
Goodwill                                                                                71,492        70,819
Intangible and other assets, net                                                         7,800         8,390
Due from Stanadyne Automotive Holding Corp.                                              4,269         4,269
                                                                                      --------      --------
                      Total assets                                                    $294,571      $283,725
                                                                                      ========      ========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
          Accounts payable                                                            $ 26,063      $ 22,719
          Accrued liabilities                                                           34,243        31,249
          Current maturities of long-term debt                                           7,123         6,523
          Current installments of capital lease obligations                                292           280
                                                                                      --------      --------
                      Total current liabilities                                         67,721        60,771

Long-term debt, excluding current maturities                                            87,753        88,631
Capital lease obligations, excluding current installments                                  638           653
Other noncurrent liabilities                                                            50,990        51,332
                                                                                      --------      --------
                      Total liabilities                                                207,102       201,387
                                                                                      --------      --------
Minority interest in consolidated subsidiary                                               197           238
Commitments and contingencies                                                                -             -

Stockholders' equity:
          Common stock                                                                       -             -
          Additional paid-in capital                                                    59,858        59,858
          Other accumulated comprehensive income                                         2,500         1,479
          Retained earnings                                                             24,914        20,763
                                                                                      --------      --------
                      Total stockholders' equity                                        87,272        82,100
                                                                                      --------      --------
              Total liabilities and stockholders' equity                              $294,571      $283,725
                                                                                      ========      ========

            See notes to condensed consolidated financial statements.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                        Three Months   Three Months
                                                            Ended          Ended
                                                          March 31,      March 31,
                                                            2004           2003
                                                        ------------   ------------
Net sales                                                 $ 81,957       $ 70,867
Cost of goods sold                                          65,216         57,057
                                                          --------       --------
Gross profit                                                16,741         13,810

Selling, general and administrative expenses                 7,526          7,790
Amortization of intangibles                                    344            616
Management fees                                                275            275
                                                          --------       --------
Operating income                                             8,596          5,129

Other income (expenses):
          Gain from extinguishment of debt                       -            813
          Interest, net                                     (1,966)        (2,124)
                                                          --------       --------
Income before income taxes and minority interest             6,630          3,818

Income taxes                                                 2,520          1,301
                                                          --------       --------
Income before minority interest                              4,110          2,517

Minority interest in loss of consolidated subsidiary            41             73
                                                          --------       --------
Net income                                                $  4,151       $  2,590
                                                          ========       ========

            See notes to condensed consolidated financial statements.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                Three Months     Three Months
                                                                    Ended            Ended
                                                                  March 31,        March 31,
                                                                    2004             2003
                                                                ------------     ------------
Cash flows from operating activities:
      Net income                                                  $  4,151         $  2,590
      Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization                               5,189            5,222
         Deferred income tax benefit                                   (13)          (1,630)
         Loss applicable to minority interest                          (41)             (73)
         Loss on disposal of property, plant and equipment             119               52
         Changes in operating assets and liabilities                (7,065)          (1,679)
                                                                  --------         --------
                Net cash provided by operating activities            2,340            4,482
                                                                  --------         --------
Cash flows from investing activities:
      Capital expenditures                                          (1,993)          (2,648)
                                                                  --------         --------
Cash flows from financing activities:
      Proceeds on foreign term loan                                      -              749
      Net proceeds on revolving credit facilities                        -              475
      Net proceeds on foreign overdraft facilities                     491              823
      Principal payments on long-term debt                            (893)          (6,944)
      Payments of capital lease obligations                            (42)             (30)
      Proceeds from investment by minority interest                      -              148
                                                                  --------         --------
                Net cash used in  financing activities                (444)          (4,779)
                                                                  --------         --------
Cash and cash equivalents:
      Net decrease in cash and cash equivalents                        (97)          (2,945)
      Effect of exchange rate changes on cash                          (82)             (57)
      Cash and cash equivalents at beginning of period              17,977            4,683
                                                                  --------         --------
      Cash and cash equivalents at end of period                  $ 17,798         $  1,681
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

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all of the Company's wholly-owned subsidiaries:
Precision Engine Products Corp. ("PEPC"), Stanadyne, SpA ("SpA") and Precision Engine Products LTDA ("PEPL"). A joint venture, Stanadyne Amalgamations Private Limited ("SAPL"), is fully consolidated based on the Company's 51% controlling share, while the remaining 49% is recorded as a minority interest. Intercompany balances have been eliminated in consolidation.

Basis of Presentation. The balance sheet as of December 31, 2003 is condensed financial information derived from the audited balance sheet. The interim financial statements are unaudited. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation for the periods presented. Certain amounts have been reclassified in the 2003 financial statements to conform to the 2004 presentation. The Company's quarterly results are subject to fluctuation; consequently the results of operations and cash flows for any quarter are not necessarily indicative of the results and cash flows for any future period.

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

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

Had compensation costs for options been determined based on the fair value of options outstanding for the three-month periods ended March 31, 2004 and 2003, pro forma net income would be as follows:

                                                                           March 31,
                                                                      --------------------
                                                                       2004          2003
                                                                       ----          ----
Net income as reported                                                $4,151        $2,590
Stock based compensation using Black-Scholes option valuation
  model, net of related tax effects                                       44            52
                                                                      ------        ------
Pro forma net income                                                  $4,107        $2,538
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

SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. Mandatorily redeemable financial instruments of nonpublic entities are subject to the provisions of SFAS No. 150 for the first fiscal period beginning after December 15, 2003. The Company believes that adoption of this statement has no material impact on the consolidated financial condition or results of operations.

(2) INVENTORIES

Components of inventories are as follows:

                                           As of             As of
                                       March 31, 2004  December 31, 2003
                                       --------------  -----------------
Raw materials and purchased parts          $11,715          $ 8,025
Work-in-process                             15,191           14,506
Finished goods                               7,343            7,563
                                           -------          -------
                                           $34,249          $30,094
                                           =======          =======

(3) INCOME TAXES

The Company had an effective income tax rate of 38.0% for the first three months of 2004, compared to 34.1% for the first three months of 2003. In the first three months of 2004, the Company recorded $2.5 million of tax expense on a pre-tax income of $6.6 million. In 2003, the Company recorded $1.3 million of tax expense on a pre-tax income of $3.8 million. Taxes for 2003 include $0.5 million for a valuation allowance associated with foreign net operating loss carry-forwards in SpA that were anticipated to expire in 2003 without utilization. The Company received U.S. income tax benefits for export sales in both periods. The Company applies the estimated annual tax rate to the quarterly earnings to provide consistent quarterly tax rates based on the estimated effective tax rate for the year. To the extent there are differences between components of planned and actual net income, the estimated annual tax rate for the year could change and, in turn, have an impact on future quarterly tax rates.

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

(4) LONG-TERM DEBT

The Company had $66.0 million of Notes at an interest rate of 10.25% outstanding at March 31, 2004 and December 31, 2003, respectively. The Notes are due on December 15, 2007. On January 15, 2003 the Company retired $5.0 million in Notes resulting in a $0.8 million gain after the write off of unamortized debt issuance costs of $0.1 million. The transaction was recorded as other income in the Company's consolidated financial statements.

The Company had $24.1 million and $25.0 million in U.S.-based term loans (the "Term Loan") outstanding at March 31, 2004 and December 31, 2003, respectively. The relative interest rates on March 31, 2004 ranged from 4.34% to 6.25%. The Company had no borrowings against the Revolving Credit Line at March 31, 2004 and December 31, 2003 and had $28.2 million and $24.7 million available for borrowings at March 31, 2004 and December 31, 2003, respectively. The Term Loan and the Revolving Credit Line are governed by a Loan and Security Credit Agreement dated October 24, 2003, (the "Senior Bank Facility"). The Company was in compliance with the quarterly financial performance covenants as established by the Senior Bank Facility as of the March 31, 2004 measurement date.

Overseas operations included $3.2 million and $2.6 million in overdraft borrowings at SpA outstanding at March 31, 2004 and December 31, 2003, respectively. The Company also had $1.6 million and $1.5 million in foreign borrowings at SAPL outstanding at March 31, 2004 and December 31, 2003, respectively.

(5) GOODWILL AND INTANGIBLE AND OTHER ASSETS

Goodwill for the Precision Products & Technologies Group (the "Precision Products") was $60.0 million and $59.4 million at March 31, 2004 and December 31, 2003, respectively. The change in goodwill balances between periods is due to foreign currency translation of Euro-denominated goodwill at SpA. Goodwill for Precision Engine Products ("Precision Engine") was $11.4 million at March 31, 2004 and December 31, 2003. Major components of intangible and other assets at March 31, 2004 and December 31, 2003 are listed below:

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

                                        March 31, 2004                   December 31, 2003
                                 ---------------------------       ---------------------------
                                   Gross                             Gross
                                 Carrying       Accumulated        Carrying       Accumulated
                                   Value        Amortization         Value        Amortization
                                 --------       ------------       --------       ------------
Patents                           $ 9,809          $ 7,785          $ 9,809          $ 7,681
Debt issuance costs                 4,913            2,288            4,886            2,105
Pension intangible asset            1,604                -            1,604                -
Customer contracts                  1,310            1,181            1,310            1,134
Deferred income taxes                  36                -              335                -
Other                               1,846              464            1,820              454
                                  -------          -------          -------          -------
                                  $19,518          $11,718          $19,764          $11,374
                                  =======          =======          =======          =======

Amortization expense of intangible assets was $344 and $616 for the three months ended March 31, 2004 and 2003, respectively. Estimated annual amortization expense of intangible assets is expected to be $1,358 in 2004, $1,181 in 2005, $1,168 in 2006, $926 in 2007 and $293 in 2008.

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

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

The changes in the Company's warranty accrual is provided below:

                                                    Three Months Ended
                                                         March 31,
                                                   2004             2003
                                                 -------           -------
Warranty liability, beginning of period          $ 1,842           $ 1,875
Warranty expense based on products sold              212               210
Adjustments to warranty estimates                    (79)             (150)
Warranty claims paid                                (281)             (247)
                                                 -------           -------
Warranty liability, end of period                $ 1,694           $ 1,688
                                                 =======           =======

The Company's warranty accrual is included as a component of accrued liabilities on the consolidated balance sheets.

(7) COMPREHENSIVE INCOME

The Company's comprehensive income is as follows:

                                                                Three Months
                                                               Ended March 31,
                                                            2004            2003
                                                           ------          ------
Net income                                                 $4,151          $2,590
Other comprehensive income, net of tax:
         Foreign currency translation adjustments           1,021           2,043
                                                           ------          ------
Comprehensive income                                       $5,172          $4,633
                                                           ======          ======

(8) SEGMENTS

The Company has two reportable segments, the Precision Products and Precision Engine. Precision Products manufactures its own proprietary products including pumps for gasoline and diesel engines, injectors and filtration systems for diesel engines, and various non-proprietary products manufactured under contract for other companies. The Company's proprietary products currently account for the majority of Precision Products sales. This segment accounted for approximately 83% and 75% of the Company's total revenues for the three months ended March 31, 2004 and 2003, respectively.

Precision Engine manufactures roller-rocker arms, hydraulic valve lifters and lash adjusters primarily for gasoline engines. Revenues for Precision Engine accounted for approximately 17%

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

and 25% of the Company's total revenues for the three months ended March 31, 2004 and 2003, respectively.

The Company's reportable segments are strategic business units that offer similar products (engine parts) to customers in related industries (agricultural, industrial and automotive engine manufacturers). The Company considers the Precision Products and Precision Engine to be two distinct segments because the operating results of each are compiled, reviewed and managed separately by the Company's chief operating officer.

The following summarizes key information used by the Company in evaluating the performance of each segment as of and for the three months ended March 31, 2004 and 2003:

                                              As of and For the Three Months Ended March 31, 2004
                                      -----------------------------------------------------------------
                                      Precision         Precision
                                       Products           Engine          Eliminations          Totals
                                      ---------         ---------         ------------         --------
Net sales                              $ 67,634          $ 14,342           $    (19)          $ 81,957
Gross profit (loss)                      17,523              (782)                 -             16,741
Depreciation and amortization
  expense                                 4,282               907                  -              5,189
Operating income (loss)                  10,093            (1,497)                 -              8,596
Net income (loss)                         5,808            (1,657)                 -              4,151
Total assets                            263,397            48,277            (17,103)           294,571
Total capital expenditures                1,498               495                  -              1,993

                                              As of and For the Three Months Ended March 31, 2003
                                      ----------------------------------------------------------------
                                      Precision         Precision
                                       Products           Engine          Eliminations         Totals
                                      ---------         ---------         ------------        --------
Net sales                              $ 53,405          $ 17,462          $      -           $ 70,867
Gross profit                             12,057             1,753                 -             13,810
Depreciation and amortization
  expense                                 4,401               821                 -              5,222
Operating income                          4,612               517                 -              5,129
Net income                                2,484               106                 -              2,590
Total assets                            241,876            50,280           (15,981)           276,175
Total capital expenditures                2,424               224                 -              2,648

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

(9) PENSIONS AND OTHER POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE

PENSIONS

The Company has a noncontributory defined benefit pension plan for eligible domestic employees and also has two nonqualified plans, which are designed to supplement the benefits payable to designated employees. The components of the net periodic benefit costs for the three months ended March 31 were as follows:

                                              2004              2003
                                             -------           -------
Service cost                                 $   774           $   807
Interest cost                                  1,208             1,293
Expected return on plan assets                (1,042)             (926)
Amortization of prior service costs               43                48
Recognized net actuarial loss                     14               113
                                             -------           -------
Net periodic pension cost                    $   997           $ 1,335
                                             =======           =======

It is the policy of the Company to fund the pension plan in an amount at least equal to the minimum required contribution as determined by the plan's actuaries, but not in excess of the maximum tax-deductible amount under Section 404 of the Internal Revenue Code. The Company may make discretionary contributions of any amount within this range based on financial circumstances and strategic considerations, which typically vary from year to year. The Company was not required to make any contributions in the first quarter of 2004, but expects to contribute approximately $6,000 in cash to its defined benefit pension plan by the third quarter of 2004.

POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE

The Company and its domestic subsidiaries currently make available certain health care and life insurance benefits for eligible retired employees. The components of the net periodic benefit costs for the three months ended March 31 were as follows:

                                                            2004            2003
                                                            -----           -----
Service cost                                                $  76           $  77
Interest cost                                                 202             474
Amortization of prior service costs                          (666)              -
Recognized net actuarial loss                                  15               -
                                                            -----           -----
Net periodic postretirement benefits (income) cost          $(373)          $ 551
                                                            =====           =====

The Company has elected to defer recognition of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 ("the Act") as permitted under FASB Staff Position FAS 106-1. The Company has already taken steps to limit its postretirement health care benefits; any reductions in postretirement benefit costs resulting from the Act are not expected to be material.

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

(10) SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS

The Notes issued December 11, 1997 by the Company are guaranteed jointly, fully, severally and unconditionally by PEPC (the "Subsidiary Guarantor") on a subordinated basis and are not guaranteed by SpA, PEPL and SAPL (the "Non-Guarantor Subsidiaries").

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

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                            Consolidating Condensed Balance Sheets
                                                                                        March 31, 2004
                                                         ---------------------------------------------------------------------------
                                                           Stanadyne                                                    Stanadyne
                                                          Corporation   Subsidiary  Non-Guarantor                      Corporation
                                                             Parent      Guarantor  Subsidiaries     Eliminations     & Subsidiaries
                                                          -----------   ----------  -------------    ------------     --------------
ASSETS
Current assets:
           Cash and cash equivalents                       $  16,993     $      20    $     360      $     425           $  17,798
           Accounts receivable, net                           34,075         9,352        4,380              -              47,807
           Inventories, net                                   21,914         6,609        6,489           (763) (a)         34,249
           Other current assets                                5,418           294        1,444              -               7,156
                                                           ---------     ---------    ---------      ---------           ---------
           Total current assets                               78,400        16,275       12,673           (338)            107,010
Property, plant and equipment, net                            68,370        16,468       19,162              -             104,000
Goodwill                                                      43,465        11,360       16,667              -              71,492
Intangible and other assets, net                               7,026         1,165        2,407         (2,798) (b)          7,800
Investment in subsidiaries                                    29,481        (3,222)           -        (26,259) (c)              -
Due from Stanadyne Automotive Holding Corp.                    4,269             -            -              -               4,269
                                                           ---------     ---------    ---------      ---------           ---------
           Total assets                                    $ 231,011     $  42,046    $  50,909      $ (29,395)          $ 294,571
                                                           =========     =========    =========      =========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
           Accounts payable and
             accrued liabilities                           $  44,894     $  10,010    $   5,380      $      22           $  60,306
           Current maturities of long-term
             debt and capital lease obligations                2,900           671        3,844              -               7,415
                                                           ---------     ---------    ---------      ---------           ---------
           Total current liabilities                          47,794        10,681        9,224             22              67,721
Long-term debt and capital lease obligations                  82,675         3,861        1,855              -              88,391
Other noncurrent liabilities                                  35,121         9,770        8,797         (2,698) (b)         50,990
Minority interest in consolidated subsidiary                       -             -            -            197                 197
Intercompany accounts                                        (18,419)        3,171       15,230             18                   -
Stockholders' equity                                          83,840        14,563       15,803        (26,934) (c)         87,272
                                                           ---------     ---------    ---------      ---------           ---------
           Total liabilities and stockholders' equity      $ 231,011     $  42,046    $  50,909      $ (29,395)          $ 294,571
                                                           =========     =========    =========      =========           =========

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

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                            Consolidating Condensed Balance Sheets
                                                                                      December 31, 2003
                                                       ----------------------------------------------------------------------------
                                                        Stanadyne                                                       Stanadyne
                                                       Corporation   Subsidiary   Non-Guarantor                        Corporation
                                                         Parent       Guarantor   Subsidiaries      Eliminations     & Subsidiaries
                                                       -----------   ----------   -------------     ------------     --------------
ASSETS
Current assets:
           Cash and cash equivalents                    $  17,514     $      19     $     388        $      56         $  17,977
           Accounts receivable, net                        27,846         6,695         4,362                -            38,903
           Inventories, net                                18,044         6,375         6,065             (390) (a)       30,094
           Other current assets                             5,255           315         1,453                -             7,023
                                                        ---------     ---------     ---------        ---------         ---------
           Total current assets                            68,659        13,404        12,268             (334)           93,997
Property, plant and equipment, net                         70,620        16,808        18,822                -           106,250
Goodwill                                                   43,465        11,360        15,994                -            70,819
Intangible and other assets, net                            7,817         1,246         2,027           (2,700) (b)        8,390
Investment in subsidiaries                                 29,856        (3,264)            -          (26,592) (c)            -
Due from Stanadyne Automotive Holding Corp.                 4,269             -             -                -             4,269
                                                        ---------     ---------     ---------        ---------         ---------
           Total assets                                 $ 224,686     $  39,554     $  49,111        $ (29,626)        $ 283,725
                                                        =========     =========     =========        =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
           Accounts payable and
             accrued liabilities                        $  39,729     $   8,024     $   6,214        $       1         $  53,968
           Current maturities of long-term
             debt and capital lease obligations             2,900           671         3,232                -             6,803
                                                        ---------     ---------     ---------        ---------         ---------
           Total current liabilities                       42,629         8,695         9,446                1            60,771
Long-term debt and capital lease obligations               83,400         4,029         1,855                -            89,284
Other noncurrent liabilities                               35,059        10,300         8,562           (2,589) (b)       51,332
Minority interest in consolidated subsidiary                    -             -             -              238               238
Intercompany accounts                                     (16,048)          320        15,729               (1)                -
Stockholders' equity                                       79,646        16,210        13,519          (27,275) (c)       82,100
                                                        ---------     ---------     ---------        ---------         ---------
           Total liabilities and stockholders' equity   $ 224,686     $  39,554     $  49,111        $ (29,626)        $ 283,725
                                                        =========     =========     =========        =========         =========

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

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                    Consolidating Condensed Statements of Operations
                                                                            Three Months Ended March 31, 2004
                                                       --------------------------------------------------------------------------
                                                        Stanadyne                                                     Stanadyne
                                                       Corporation   Subsidiary   Non-Guarantor                      Corporation
                                                         Parent      Guarantor    Subsidiaries    Eliminations     & Subsidiaries
                                                       -----------   ----------   -------------   ------------     --------------
Net sales                                              $   64,027     $ 13,736     $  5,451       $ (1,257) (a)      $  81,957
Cost of goods sold                                         46,163       14,626        5,632         (1,205) (a)         65,216
                                                       ----------     --------     --------       --------           ---------
           Gross profit (loss)                             17,864         (890)        (181)           (52)             16,741
Selling, general, administrative and
  other operating expenses                                  6,969          716          428             32               8,145
                                                       ----------     --------     --------       --------           ---------
           Operating income (loss)                         10,895       (1,606)        (609)           (84)              8,596
Other expenses:
   Interest, net                                           (1,662)         (48)        (239)           (17)             (1,966)
                                                       ----------     --------     --------       --------           ---------
           Income (loss) before income taxes
             (benefit) and minority interest                9,233       (1,654)        (848)          (101)              6,630
Income taxes (benefit)                                      2,534           34          (38)           (10)              2,520
                                                       ----------     --------     --------       --------           ---------
           Income (loss) before
             minority interest                              6,699       (1,688)        (810)           (91)              4,110
Minority interest in loss of consolidated subsidiary            -            -            -             41                  41
                                                       ----------     --------     --------       --------           ---------
           Net income (loss)                           $    6,699     $ (1,688)    $   (810)      $    (50)          $   4,151
                                                       ==========     ========     ========       ========           =========

                                                                    Consolidating Condensed Statements of Operations
                                                                            Three Months Ended March 31, 2003
                                                       --------------------------------------------------------------------------
                                                        Stanadyne                                                     Stanadyne
                                                       Corporation   Subsidiary   Non-Guarantor                      Corporation
                                                         Parent      Guarantor    Subsidiaries    Eliminations     & Subsidiaries
                                                       -----------   ----------   -------------   ------------     --------------
Net sales                                              $   49,535     $ 16,959       $  5,075     $   (702) (a)        $ 70,867
Cost of goods sold                                         37,597       15,259          4,914         (713) (a)          57,057
                                                       ----------     --------       --------     --------             --------
           Gross profit                                    11,938        1,700            161           11               13,810
Selling, general, administrative and
  other operating expenses                                  6,982        1,234            415           50                8,681
                                                       ----------     --------       --------     --------             --------
           Operating income (loss)                          4,956          466           (254)         (39)               5,129
Other income (expenses):
   Gain from extinguishment of debt                           813            -              -            -                  813
   Interest, net                                           (1,633)        (158)          (309)         (24)              (2,124)
                                                       ----------     --------       --------     --------             --------
           Income (loss) before income taxes
             and minority interest                          4,136          308           (563)         (63)               3,818
Income taxes                                                  498          182            634          (13)               1,301
                                                       ----------     --------       --------     --------             --------
           Income (loss) before
              minority interest                             3,638          126         (1,197)         (50)               2,517
Minority interest in loss of consolidated subsidiary            -            -              -           73                   73
                                                       ----------     --------       --------     --------             --------
           Net income (loss)                           $    3,638     $    126       $ (1,197)    $     23             $  2,590
                                                       ==========     ========       ========     ========             ========

(a)  Elimination of intercompany sales and cost of goods sold.

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                      Consolidating Condensed Statements of Cash Flows
                                                                              Three Months Ended March 31, 2004
                                                         --------------------------------------------------------------------------
                                                          Stanadyne                                                    Stanadyne
                                                         Corporation   Subsidiary  Non-Guarantor                      Corporation
                                                           Parent      Guarantor    Subsidiaries   Eliminations      & Subsidiaries
                                                         -----------   ----------  -------------   ------------      --------------
Cash flows from operating activities:
           Net income (loss)                              $  6,699     $ (1,688)      $   (810)      $   (50)           $  4,151
           Adjustments to reconcile net income
             (loss) to net cash provided by (used in)
                  operating activities:
                Depreciation and amortization                3,820          901            468             -               5,189
                Other adjustments                              655           19           (558)          (10)                106
                Loss applicable to minority interest             -            -              -           (41)                (41)
                Changes in operating assets and
                  liabilities                               (7,420)       1,432         (1,608)          531              (7,065)
                                                          --------     --------       --------       -------            --------
                Net cash provided by (used in)
                  operating activities                       3,754          664         (2,508)          430               2,340
                                                          --------     --------       --------       -------            --------
Cash flows from investing activities:
           Capital expenditures                             (1,416)        (495)           (82)            -              (1,993)
           Investment in subsidiaries                       (2,135)           -              -         2,135  (a)              -
                                                          --------     --------       --------       -------            --------
                Net cash used in
                  investing activities                      (3,551)        (495)           (82)        2,135              (1,993)
                                                          --------     --------       --------       -------            --------
Cash flows from financing activities:
           Net change in debt                                 (725)        (168)           449             -                (444)
           Net change in equity                                  -            -          2,135        (2,135) (a)              -
                                                          --------     --------       --------       -------            --------
                Net cash (used in) provided by
                  financing activities                        (725)        (168)         2,584        (2,135)               (444)
                                                          --------     --------       --------       -------            --------
Net (decrease) increase in cash and
  cash equivalents                                            (522)           1             (6)          430                 (97)
Effect of exchange rate changes on cash                          1            -            (22)          (61)                (82)
Cash and cash equivalents at
  beginning of period                                       17,514           19            388            56              17,977
                                                          --------     --------       --------       -------            --------
Cash and cash equivalents at
  end of period                                           $ 16,993     $     20       $    360       $   425            $ 17,798
                                                          ========     ========       ========       =======            ========

(a)  Elimination of additional investment in SpA by the Company.

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONCLUDED)

                                                                    Consolidating Condensed Statements of Cash Flows
                                                                            Three Months Ended March 31, 2003
                                                    ----------------------------------------------------------------------------
                                                     Stanadyne                                                      Stanadyne
                                                    Corporation     Subsidiary     Non-Guarantor                    Corporation
                                                       Parent        Guarantor     Subsidiaries    Eliminations   & Subsidiaries
                                                    -----------     ----------     -------------   ------------   --------------
Cash flows from operating activities:
    Net income (loss)                                 $ 3,638         $   126         $(1,197)        $    23         $ 2,590
    Adjustments to reconcile net income
      (loss) to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                  4,038             813             371               -           5,222
         Other adjustments                             (2,079)             (7)            521             (13)         (1,578)
         Loss applicable to minority interest               -               -               -             (73)            (73)
         Changes in operating assets and
           liabilities                                  1,239          (1,955)           (783)           (180)         (1,679)
                                                      -------         -------         -------         -------         -------
         Net cash provided by (used in)
           operating activities                         6,836          (1,023)         (1,088)           (243)          4,482
                                                      -------         -------         -------         -------         -------
Cash flows from investing activities:
    Capital expenditures                               (1,626)           (223)         (1,111)            312          (2,648)
    Investment in subsidiaries                           (106)              -               -             106               -
                                                      -------         -------         -------         -------         -------
         Net cash used in
           investing activities                        (1,732)           (223)         (1,111)            418          (2,648)
                                                      -------         -------         -------         -------         -------
Cash flows from financing activities:
    Net change in debt                                 (6,469)              -           1,542               -          (4,927)
    Net change in equity                               (2,293)          1,355           1,119             (33)            148
                                                      -------         -------         -------         -------         -------
         Net cash (used in) provided by
           financing activities                        (8,762)          1,355           2,661             (33)         (4,779)
                                                      -------         -------         -------         -------         -------
Net (decrease) increase in cash and
  cash equivalents                                     (3,658)            109             462             142          (2,945)
Effect of exchange rate changes on cash                     3               -              14             (74)            (57)
Cash and cash equivalents at
  beginning of period                                   4,223               8             452               -           4,683
                                                      -------         -------         -------         -------         -------
Cash and cash equivalents at
  end of period                                       $   568         $   117         $   928         $    68         $ 1,681
                                                      =======         =======         =======         =======         =======

                     STANADYNE CORPORATION AND SUBSIDIARIES

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

(1) Overview

The Company is a leading designer and manufacturer of highly-engineered, precision manufactured engine components. The Company's two reporting segments are Precision Products and Precision Engine. Precision Products manufactures its own proprietary products including pumps for gasoline and diesel engines, injectors and filtration systems for diesel engines, and various non-proprietary products manufactured under contract for other companies. Precision Engine manufactures valve train components including roller-rocker arm assemblies, hydraulic valve lifters and lash adjusters for gasoline and diesel engines. Detailed segment information can be found in Note 8 of Notes to Condensed Consolidated Financial Statements.

The Company's sales totaled $82.0 million in the first quarter of 2004, representing a 6.8% increase from the same period last year. Continued strength in demand from the off-highway markets for the Company's products drove most of this increase. Sales to off-highway markets accounted for 61.3% of total first quarter 2004 sales. Sales to on-highway markets accounted for 38.7% of total first quarter sales. A major change in first quarter sales to on-highway markets was a decrease of $3.1 million or 17.9% in sales of valve train components produced by the Precision Engine segment.

Sales to the original equipment manufacturers ("OEMs") and the service markets increased by $3.9 million and $7.2 million, respectively, in the first quarter 2004 compared to the first quarter of 2003. Major components of the increase in sales to the service markets include $3.0 million in additional shipments of replacement fuel filter elements, $3.3 million of electronic fuel pumps sold to General Motors and $1.2 million of fuel pumps sold to the U.S. Government in support of HUMMV's.

The increased levels of business in the Precision Products segment have required the factories in Connecticut and North Carolina to add staff and incur considerable amounts of overtime. Employment in the first quarter of 2004 for Precision Products increased by 19% when compared to the employment levels in the first quarter of 2003.

In response to the lower first quarter sales in the Company's Precision Engine segment, a total of 34 positions were eliminated requiring a $0.3 million charge to earnings for severance costs. Employment in the first quarter of 2004 for Precision Engine decreased by 16.3% when compared to the employment levels in the first quarter of 2003.

The general global economic recovery has created an imbalance in the supply and demand for many of the purchased components and raw materials used by the Company. The Company has taken proactive steps to ensure an adequate supply of these materials through the latter part of 2004. Through the end of the first quarter of the year, the Company has only experienced a minor amount of cost premium associated with the procurement of necessary materials.

                     STANADYNE CORPORATION AND SUBSIDIARIES

Net income in the first quarter of 2004 grew to $4.2 million or 5.1% of net sales - representing an increase of 60% from the net income of $2.6 million or 3.7% for the same period last year. Improved operating leverage on increased sales volumes, especially in the higher margin service markets, and effective cost management combined to produce this result.

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

                                             Three Months Ended March 31,
                                     ------------------------------------------------
                                             2004                       2003
                                     ---------------------      ---------------------
                                       $               %           $              %
                                     ------          -----      ------          -----
Net sales......................      81,957          100.0      70,867          100.0
Cost of goods sold.............      65,216           79.6      57,057           80.5
Gross profit...................      16,741           20.4      13,810           19.5
SG&A...........................       7,526            9.2       7,790           11.0
Amortization of intangibles....         344            0.4         616            0.9
Management fees................         275            0.3         275            0.4
Operating income...............       8,596           10.5       5,129            7.2
Net income.....................       4,151            5.1       2,590            3.7

COMPARISON OF RESULTS OF OPERATIONS:

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

NET SALES. Net sales for the first quarter of 2004 totaled $82.0 million compared to $70.9 million in the first quarter of 2003, representing an increase of $11.1 million or 15.6%. A significant increase in Precision Products sales of $14.2 million or 26.6% was only partially offset by a decrease in Precision Engine sales of $3.1 million or 17.9%.

Precision Products sales reflected a 15.8% increase in shipments to OEM's and a 40.4% increase in sales to the aftermarkets. The growth in sales to OEM's resulted primarily from increased demand for diesel fuel injection equipment from Deere & Company ("Deere"). Sales to Deere increased by $6.1 million in the first quarter of 2004 as compared to the same period of 2003. Sales of the DS electronic fuel pump to General Engine Products for the Hummer vehicle increased by $0.5 million in the first quarter of 2004 versus 2003. Year-over-year first quarter Precision Products sales to the aftermarket increased by $9.5 million. Sales of filter replacement elements accounted for $3.0 million of this growth, with much of the remainder of the growth

                     STANADYNE CORPORATION AND SUBSIDIARIES

due to $3.3 million higher demand for electronic pumps from General Motors Corporation and $1.2 million additional fuel pumps to the U.S. military.

Precision Engine segment sales were $3.1 million lower in the first quarter of 2004 compared to the same period in 2003. Sales to OEM customers totaled $0.8 million less due primarily to the expected decline of $0.9 million in tappets sold to Ford Motor Company related to the phase-out of production of the Escort. Sales in the first quarter of 2004 included the first shipments of valve-train actuator assemblies ("VTAA's") for the new DaimlerChrysler Corp. full-sized sedans. Aftermarket demand for hardenable iron tappets was $1.3 million lower in the first quarter of 2004, as customers for these tappets are reportedly reducing inventory levels accumulated in 2003.

GROSS PROFIT for the Company improved in the first quarter of 2004 to $16.7 million and 20.4% of net sales, from $13.8 million and 19.5% of net sales for the same period in 2003. Gross profit results by segment followed the changes in sales reported above. The first quarter gross profits in 2004 were not significantly impacted by the global market supply shortages or cost surcharges for raw materials. The Company has taken proactive steps to minimize supply shortages in 2004 but cannot foresee the extent of the impact that may be felt on future earnings.

Precision Products recorded gross profit of $17.5 million or 25.9% of net sales in the first quarter of 2004, considerably higher than the $12.1 million or 22.6% of net sales recorded for the same period in 2003. Most of this improvement was due to improved operating leverage from higher sales volumes in the first quarter of 2004 and particularly to the strength in higher margin aftermarket sales. The quarter to quarter comparison of manufacturing costs was unfavorable due to cost premiums incurred in 2004, including higher levels of overtime and inefficiencies associated with the introduction of new workers, related to the significant increase in demand for virtually all of the segments products.

Gross profit in the Precision Engine segment in the first quarter of 2004 was a loss of $0.3 million or (5.5)% of net sales as compared to the gross profit of $1.8 million or 10.0% of net sales reported for the same period of 2003. The combination of lower sales volumes, particularly for product sold to the aftermarket, and increased manufacturing and overhead costs in this segment, resulted in staff reductions during March 2004. Thirty-four positions were eliminated requiring a $0.3 million charge to earnings for severance costs. Additional changes to the management structure intended to improve operational performance were also completed in the first quarter of 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). SG&A of $7.5 million in the first quarter of 2004 was slightly lower than the $7.8 million reported for the same period of 2003. Changes to the Company's retiree health benefit plans enacted in June, 2003 reduced the Company's first quarter 2004 versus 2003 cost for retiree health benefits by $0.9 million. Higher first quarter 2004 SG&A included $0.5 million in product development costs and $0.2 million for freight on sales.

                     STANADYNE CORPORATION AND SUBSIDIARIES

AMORTIZATION OF INTANGIBLE ASSETS decreased to $0.3 million in the first quarter of 2004 from $0.6 million in the first quarter of 2003. This reduction reflected the conclusion of the amortization of some the Company's patents and a change to lower amortization on debt issuance costs as a result of refinancing in 2003.

OPERATING INCOME for the first quarter of 2004 totaled $8.6 million or 10.5% of net sales versus $5.1 million or 7.2% for the same period a year ago. All of this improvement occurred in the Precision Products segment, where higher gross profits produced operating income of $10.1 million or 14.9% of net sales versus the $4.6 million or 8.6% of net sales in the first quarter of 2003. Lower gross profits recorded by the Precision Engine segment in the first quarter of 2004 resulted in an operating loss of $1.5 million or (10.4)% of net sales compared to an operating income of $0.5 million or 3.0% of net sales in the first quarter of 2003.

NET INCOME for the first quarter of 2004 totaled $4.2 million versus $2.6 million for the same period in 2003. This improvement reflected the combined results of $3.5 million of higher operating income in 2004, $0.1 million in lower interest expense due to less debt, and a $1.2 million increase in income taxes, partially offset by a $0.8 million gain on the repurchase of a portion of the Company bonds in the first quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are cash flows from operations supplemented by a U.S.-based revolving credit facility under which $28.2 million was available for borrowings as of March 31, 2004. The Company occasionally utilizes capital leasing and, for its foreign operations in Italy and India, maintains a combination of overdraft and term loan facilities with local financial institutions on an as needed basis. As of March 31, 2004, there were borrowings of $24.1 million under the Term Loans, no borrowings under the Revolving Credit Lines, $3.2 million in foreign overdraft facilities and $1.9 million in foreign term loans. The Company met all financial covenants required by the Senior Bank Facility for the March 31, 2004 measurement date.

Cash Flows From Operating Activities. Cash flows from operating activities for the three months ended March 31, 2004 totaled $2.3 million and were $2.1 million lower than the $4.5 million generated in the same period of 2003. This year-to-year decline was primarily accounted for by $6.4 million in additional working capital requirements in the first quarter of 2004 due to the higher levels of business in the Precision Products segment. Total accounts receivable and inventories increased by $8.8 and $3.9 million, respectively, and were only partially offset by higher accounts payable and accrued liabilities of $6.1 million. Close attention to managing accounts receivable resulted in a reduction in the days sales outstanding measurement that averaged 48.7 days for the first quarter of 2004 as compared to 54.7 days for the same period of 2003. Inventory turnover, averaging 8.4 turns for the first three months of 2004, reflected an improvement from the 7.9 turns recorded for the same period of 2003, but was disappointing when compared to the 9.1 turns reported for the previous quarter. Growth in purchased materials

                     STANADYNE CORPORATION AND SUBSIDIARIES

inventories occurred to ensure availability to meet increasing customer demand. The Company continues to expand the use of lean manufacturing techniques intended to minimize work in process inventories and increase turnover.

Cash Flows From Investing Activities. The Company's capital expenditures for the first quarter of 2004 totaled $2.0 million, compared to $2.6 million for the same period of 2003. Capital expenditures in 2004 included $1.0 million in support of new products and programs, with the remainder applied to cost reduction, quality enhancements, safety and ergonomics improvements, added capacity and general maintenance projects.

Cash Flows From Financing Activities. Cash flows from financing activities for the three months ended March 31, 2004 resulted in a net reduction in cash of $0.4 million. A scheduled principal payment against the Term Loans totaled $0.9 million. There were no borrowings under the Revolving Credit Facility. Additional overdraft borrowings at SpA and SAPL for the first three months of 2004 totaled $0.5 million. Payments against capital lease obligations totaled $0.04 million.

Pension Plans. The Company maintains a qualified defined benefit pension plan (the "Qualified Plan"), which covers substantially all domestic hourly and salary employees, except for Tallahassee hourly employees, and an unfunded nonqualified plan to provide benefits in excess of amounts permitted to be paid under the provisions of the tax law to participants in the Qualified Plan.

The value of the Qualified Plan assets increased from $37.8 million at December 31, 2002 to $48.2 million at December 31, 2003. The combination of improved investment performance offset by a declining discount rates during 2003 resulted in an increase in the Qualified Plan unfunded benefit obligation. Cash contributions to the Qualified Plan for the 2002 plan year of $2.5 million were paid in the third quarter of 2003 to achieve a current liability funding level of 80%. Based on recent legislation enacted to provide guidance on interest rates used to value the obligations in the Qualified Plan, contributions for the 2003 plan year will require approximately $2.0 million by September, 2004 to achieve a current liability funding level of 80%. The Company is considering the effect of additional amounts on future funding requirements and continues to examine the longer term projections for pension expense and cash contributions.

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

                     STANADYNE CORPORATION AND SUBSIDIARYES

In May 2003, the FASB issued SFAS No. 150 ("FAS 150"), "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity." FAS 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or an asset in some circumstances). The scope of FAS 150 includes financial instruments issued in the form of shares that are mandatorily redeemable and that employ unconditional obligations requiring the issuer to redeem it by transferring its assets at a specific or determinable date or upon an event that is certain to occur. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. Mandatorily redeemable financial instruments of nonpublic entities are subject to the provisions of FAS 150 for the first fiscal period beginning after December 15, 2003. The Company believes that adoption of this statement will not have any material impact on the consolidated financial condition or results of operations.

In December 2003, the FASB issued Statement of Financial Standards No. 132R ("FAS 132R"), "Employers' Disclosures about Pensions and Other Postretirement Benefits." FAS 132R amends the disclosure requirements of FAS 132 to require additional disclosures about assets, obligations, cash flow and net periodic benefit cost. FAS 132R is effective for annual and interim periods with fiscal years ending after December 15, 2003. The Company has adopted the revised disclosure provisions.

(3)   CRITICAL ACCOUNTING POLICIES

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, the Company is required to make certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies involving estimates which the Company believes are the most critical to aid in fully understanding and evaluating the reported financial results include: product warranty reserves, inventory reserves for excess or obsolescence, income taxes, self-insured healthcare benefit costs, and pension and postretirement benefit liabilities. All of the preceding are more fully described in the notes to the consolidated financial statements contained in the annual report on Form 10-K.

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

                     STANADYNE CORPORATION AND SUBSIDIARYES

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

                     STANADYNE CORPORATION AND SUBSIDIARYES

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES
        ABOUT MARKET RISK

The Company is exposed to market risks which include changes in interest rates and changes in foreign currency exchange rates as measured against the U.S. dollar.

Interest Rate Risk. The carrying values of the Company's revolving credit lines and term loans approximate fair value. The term loans are primarily LIBOR-based borrowings and are re-priced every one to three months. A 10% change in the interest rate on the term loans would have had a negligible effect on the interest expense recorded in the first three months of 2004. The Notes bear interest at a fixed rate and, therefore, are not sensitive to interest rate fluctuation. The fair value of the Company's $66.0 million in Notes based on quoted market prices on March 31, 2004 was approximately $67.7 million.

Foreign Currency Risk. The Company has subsidiaries in Brazil and Italy, a joint venture in India and a branch office in France, and therefore is exposed to changes in foreign currency exchange rates. Changes in exchange rates may positively or negatively affect the Company's sales, gross margins, and retained earnings. However, historically, these locations have contributed less than 15% of the Company's net sales and retained earnings, with most of these sales attributable to the Italian and Brazilian subsidiaries. The Company also sells its products from the United States to foreign customers for payment in foreign currencies as well as U.S. dollars. Foreign currency exchange differences were net gain of $0.7 million for the three months ended March 31, 2004 and a net loss of $(0.9) million for the same period in 2003. A majority of the exchange differences are related to the Company's operations in Brazil. The Company does not hedge against foreign currency risk.

                     STANADYNE CORPORATION AND SUBSIDIARYES

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

(b)   CHANGES IN INTERNAL CONTROLS

There was no change in internal control over financial reporting that materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting, subsequent to the evaluation described above.

Reference is made to the Certifications of the Chief Executive Officer and Chief Financial Officer about these and other matters filed as exhibits to this report.

                     STANADYNE CORPORATION AND SUBSIDIARIES

PART II: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

      a.    Exhibits:

                  31.1 Certification of Chief Executive Officer Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  31.2 Certification of Chief Financial Officer Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  32 Certification Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      b. No report on Form 8-K was filed during the quarter ended March 31, 2004.

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

                                               Stanadyne Corporation
                                               ---------------------
                                                     (Registrant)

Date: May 11, 2004                             /s/ Stephen S. Langin
                                               ---------------------------------
                                               Stephen S. Langin
                                               Vice President and
                                                  Chief Financial Officer

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