Form 10-Q
period 2004-06-30
STANADYNE CORP
filed 2004-08-13
CIK 1053439

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2004

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from..............to...............

Commission File Number 333-45823

                              STANADYNE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                            22-2940378
--------------------------------                          ----------------------
(State or other jurisdiction of                           (I.R.S. Employer I.D.)
incorporation or organization)

92 Deerfield Road, Windsor, Connecticut                               06095-4209
---------------------------------------                               ----------
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

                                 Yes [ ] No [X]

The number of Common Shares of the Company, $0.01 per share par value, outstanding as of July 31, 2004 was 1,000.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

Part I    Financial Information

         Item 1      Financial Statements

                     Condensed Consolidated Balance Sheets as of
                     June 30, 2004 (unaudited) and December 31, 2003..........................................          3

                     Condensed Consolidated Statements of Income for the three
                     months ended June 30, 2004 and 2003 (unaudited)..........................................          4

                     Condensed Consolidated Statements of Income for the six
                     months ended June 30, 2004 and 2003 (unaudited)..........................................          5

                     Condensed Consolidated Statements of Cash Flows for the six
                     months ended June 30, 2004 and 2003 (unaudited)..........................................          6

                     Notes to Condensed Consolidated Financial Statements (unaudited).........................       7-21

         Item 2      Management's Discussion and Analysis of Financial Condition
                     and Results of Operations................................................................      22-29

         Item 3      Quantitative and Qualitative Disclosures About Market Risk...............................         30

         Item 4      Controls and Procedures..................................................................         31

Part II  Other Information

         Item 5      Other Information........................................................................      32-33

         Item 6      Exhibits and Reports on Form 8-K.........................................................         33

         Signature   .........................................................................................         34

                     STANADYNE CORPORATION AND SUBSIDIARIES

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                        (UNAUDITED)
                                                                          June 30,  DECEMBER 31,
                                                                            2004       2003
                                                                            ----       ----
                          ASSETS
Current assets:
      Cash and cash equivalents                                           $ 18,948   $ 17,977
      Accounts receivable, net of allowance for uncollectible
        accounts of $679 at June 30, 2004 and $588 at December 31, 2003     52,483     38,903
      Inventories, net                                                      36,139     30,094
      Prepaid expenses and other current assets                              1,870      2,552
      Deferred income taxes                                                  4,723      4,471
                                                                          --------   --------
                          Total current assets                             114,163     93,997
Property, plant and equipment, net                                         100,971    106,250
Goodwill                                                                    71,082     70,819
Intangible and other assets, net                                             7,372      8,390
Due from Stanadyne Automotive Holding Corp.                                  4,231      4,269
                                                                          --------   --------
                          Total assets                                    $297,819   $283,725
                                                                          ========   ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                    $ 26,450   $ 22,719
      Accrued liabilities                                                   28,623     31,249
      Current maturities of long-term debt                                   6,645      6,523
      Current installments of capital lease obligations                        290        280
                                                                          --------   --------
                          Total current liabilities                         62,008     60,771

Long-term debt, excluding current maturities                                86,651     88,631
Deferred income taxes                                                        3,202         --
Capital lease obligations, excluding current installments                      567        653
Other noncurrent liabilities                                                51,564     51,332
                                                                          --------   --------
                          Total liabilities                                203,992    201,387
                                                                          --------   --------
Minority interest in consolidated subsidiary                                   204        238
Commitments and contingencies                                                   --         --
Stockholders' equity:
      Common stock                                                              --         --
      Additional paid-in capital                                            59,858     59,858
      Other accumulated comprehensive income                                 1,859      1,479
      Retained earnings                                                     31,906     20,763
                                                                          --------   --------
                          Total stockholders' equity                        93,623     82,100
                                                                          --------   --------
              Total liabilities and stockholders' equity                  $297,819   $283,725
                                                                          ========   ========

            See notes to condensed consolidated financial statements.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                Three Months  Three Months
                                                                   Ended         Ended
                                                                  June 30,      June 30,
                                                                    2004         2003
                                                                    ----         ----
Net sales                                                         $ 92,067      $ 73,467
Cost of goods sold                                                  71,010        57,889
                                                                  --------      --------
Gross profit                                                        21,057        15,578
Selling, general and administrative expenses                         8,754         6,515
Amortization of intangibles                                            341           625
Management fees                                                        275           275
                                                                  --------      --------
Operating income                                                    11,687         8,163
Interest, net                                                       (1,947)       (2,056)
                                                                  --------      --------
Income before income taxes and minority interest                     9,740         6,107
Income taxes                                                         2,741         2,499
                                                                  --------      --------
Income before minority interest                                      6,999         3,608
Minority interest in (income) loss of consolidated subsidiary           (7)           86
                                                                  --------      --------
Net income                                                        $  6,992      $  3,694
                                                                  ========      ========

            See notes to condensed consolidated financial statements.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                        Six Months     Six Months
                                                           Ended          Ended
                                                          June 30,      June 30,
                                                            2004          2003
                                                            ----          ----
Net sales                                                $ 174,024      $ 144,334
Cost of goods sold                                         136,226        114,946
                                                         ---------      ---------
Gross profit                                                37,798         29,388
Selling, general and administrative expenses                16,280         14,305
Amortization of intangibles                                    685          1,241
Management fees                                                550            550
                                                         ---------      ---------
Operating income                                            20,283         13,292
Other income (expenses):
      Gain from extinguishment of debt                           -            813
      Interest, net                                         (3,913)        (4,180)
                                                         ---------      ---------
Income before income taxes and minority interest            16,370          9,925
Income taxes                                                 5,261          3,800
                                                         ---------      ---------
Income before minority interest                             11,109          6,125
Minority interest in loss of consolidated subsidiary            34            159
                                                         ---------      ---------
Net income                                               $  11,143      $   6,284
                                                         =========      =========

            See notes to condensed consolidated financial statements.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                               Six Months    Six Months
                                                                 Ended         Ended
                                                                June 30,      June 30,
                                                                  2004          2003
                                                                  ----          ----
Cash flows from operating activities:
   Net income                                                   $ 11,143      $  6,284
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization                               10,276        10,458
      Deferred income taxes (benefit)                              3,096          (106)
      Loss applicable to minority interest                           (34)         (159)
      Loss on disposal of property, plant and equipment              187            28
      Changes in operating assets and liabilities                (17,690)       (2,789)
                                                                --------      --------
         Net cash provided by operating activities                 6,978        13,716
                                                                --------      --------
Cash flows from investing activities:
   Capital expenditures                                           (4,226)       (5,362)
    Proceeds from disposal of property, plant and equipment            5             2
                                                                --------      --------
         Net cash used in investing activities                    (4,221)       (5,360)
                                                                --------      --------
Cash flows from financing activities:
   Proceeds on foreign term loan                                       -         1,396
   Net proceeds on foreign overdraft facilities                      107           822
   Principal payments on long-term debt                           (2,009)       (8,889)
   Payments of capital lease obligations                             (92)          (63)
   Proceeds from investment by minority interest                       -           205
                                                                --------      --------
         Net cash used in financing activities                    (1,994)       (6,529)
                                                                --------      --------
Cash and cash equivalents:
   Net increase in cash and cash equivalents                         763         1,827
   Effect of exchange rate changes on cash                           208          (558)
   Cash and cash equivalents at beginning of period               17,977         4,683
                                                                --------      --------
   Cash and cash equivalents at end of period                   $ 18,948      $  5,952
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

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

Had compensation costs for options been determined based on the fair value of options outstanding for the three-month periods ended June 30, 2004 and 2003 and for the six-month periods ended June 30, 2004 and 2003, pro forma net income would be as follows:

                                                 Three Months Ended June 30,     Six Months Ended June 30,
                                                 ---------------------------     -------------------------
                                                    2004            2003            2004            2003
                                                  -------         -------         -------         -------
Net income as reported                            $ 6,992         $ 3,694         $11,143         $ 6,284

 Stock based compensation using
 Black-Scholes option valuation model, net
 of related tax effects                                42              42              86              83
                                                  -------         -------         -------         -------
 Pro forma net income                             $ 6,950         $ 3,652         $11,057         $ 6,201
                                                  =======         =======         =======         =======

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

(2)   INVENTORIES

Components of inventories are as follows:

                                           As of           As of
                                       June 30, 2004  December 31, 2003
                                       -------------  -----------------
Raw materials and purchased parts         $13,786         $ 8,025
Work-in-process                            15,828          14,506
Finished goods                              6,525           7,563
                                          -------         -------
                                          $36,139         $30,094
                                          =======         =======

(3)   INCOME TAXES

The Company had an effective income tax rate of 32.1% for the first six months of 2004, compared to 38.3% for the first six months of 2003. In the first six months of 2004, the Company recorded $5.3 million of tax expense on a pre-tax income of $16.4 million. In 2003, the Company recorded $3.8 million of tax expense on a pre-tax income of $9.9 million. Taxes for 2003 include $0.7 million for a valuation allowance associated with foreign net operating loss carry-forwards in SpA that were anticipated to expire in 2003 without utilization. The Company received U.S. income tax benefits for export sales in both periods. The tax rate for 2004 includes an estimate of acquisition costs related to the sale of the Company (see Note 10). The Company

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

applies the estimated annual tax rate to the quarterly earnings to provide consistent quarterly tax rates based on the estimated effective tax rate for the year. To the extent there are differences between components of planned and actual net income, the estimated annual tax rate for the year could change and, in turn, have an impact on future quarterly tax rates.

(4)   LONG-TERM DEBT

The Company had $66.0 million of Notes at an interest rate of 10.25% outstanding at June 30, 2004 and December 31, 2003, respectively. The Notes are due on December 15, 2007. On January 15, 2003 the Company retired $5.0 million in Notes resulting in a $0.8 million gain after the write off of unamortized debt issuance costs of $0.1 million. The transaction was recorded as other income in the Company's consolidated financial statements. See Note 10 for information on the tender offer for these Notes.

The Company had $23.2 million and $25.0 million in U.S.-based term loans (the "Term Loan") outstanding at June 30, 2004 and December 31, 2003, respectively. The relative interest rates on June 30, 2004 ranged from 4.55% to 6.25%. The Company had no borrowings against the Revolving Credit Line at June 30, 2004 and December 31, 2003 and had $29.7 million and $24.7 million available for borrowings at June 30, 2004 and December 31, 2003, respectively. The Term Loan and the Revolving Credit Line are governed by a Loan and Security Credit Agreement dated October 24, 2003, (the "Senior Bank Facility"). The Company was in compliance with the quarterly financial performance covenants as established by the Senior Bank Facility as of the June 30, 2004 measurement date.

Indebtedness in overseas operations included $2.7 million and $2.6 million in overdraft borrowings at SpA outstanding at June 30, 2004 and December 31, 2003, respectively. The Company also had $1.4 million and $1.5 million in foreign borrowings at SAPL outstanding at June 30, 2004 and December 31, 2003, respectively.

(5)   GOODWILL AND INTANGIBLE AND OTHER ASSETS

Goodwill for the Precision Products & Technologies Group ("Precision Products") was $59.7 million and $59.4 million at June 30, 2004 and December 31, 2003, respectively. The change in goodwill balances between periods is due to foreign currency translation of Euro-denominated goodwill at SpA. Goodwill for Precision Engine Products ("Precision Engine") was $11.4 million at June 30, 2004 and December 31, 2003. Major components of intangible and other assets at June 30, 2004 and December 31, 2003 are listed below:

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

                                June 30, 2004         December 31, 2003
                                -------------         -----------------
                              Gross                  Gross
                             Carrying  Accumulated   Carrying  Accumulated
                              Value    Amortization   Value    Amortization
                              -----    ------------   -----    ------------
Patents                      $ 9,809     $ 7,888     $ 9,809     $ 7,681
Debt issuance costs            4,916       2,469       4,886       2,105
Pension intangible asset       1,604           -       1,604           -
Customer contracts             1,310       1,228       1,310       1,134
Deferred income taxes              -           -         335           -
Other                          1,793         475       1,820         454
                             -------     -------     -------     -------
                             $19,432     $12,060     $19,764     $11,374
                             =======     =======     =======     =======

Amortization expense of intangible assets was $341 and $625 for the three months ended June 30, 2004 and 2003, respectively, and $685 and $1,241 for the six months ended June 30, 2004 and 2003, respectively. Estimated annual amortization expense of intangible assets is expected to be $1,359 in 2004, $1,182 in 2005, $1,169 in 2006, $927 in 2007 and $293 in 2008.

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

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

The changes in the Company's warranty accrual is provided below:

                                             Three Months Ended         Six Months Ended
                                                  June 30,                  June 30,
                                             2004         2003         2004         2003
                                            -------      -------      -------      -------
Warranty liability, beginning of period     $ 1,694      $ 1,688      $ 1,842      $ 1,875
Warranty expense based on products sold         203          210          415          420
Adjustments to warranty estimates               137         (150)          58         (300)
Warranty claims paid                           (163)        (135)        (444)        (382)
                                            -------      -------      -------      -------
Warranty liability, end of period           $ 1,871      $ 1,613      $ 1,871      $ 1,613
                                            =======      =======      =======      =======

The Company's warranty accrual is included as a component of accrued liabilities on the consolidated balance sheets.

(7)   COMPREHENSIVE INCOME

The Company's comprehensive income is as follows:

                                                       Three Months              Six Months
                                                       Ended June 30,          Ended June 30,
                                                    2004          2003       2004        2003
                                                    ----          ----       ----        ----
Net income                                         $ 6,992      $ 3,694     $11,143     $ 6,284
Other comprehensive (loss) income, net of tax:
      Foreign currency translation
      adjustments                                     (641)       2,189         380       4,232
                                                   -------      -------     -------     -------
Comprehensive income                               $ 6,351      $ 5,883     $11,523     $10,516
                                                   =======      =======     =======     =======

(8)   SEGMENTS

The Company has two reportable segments, Precision Products and Precision Engine. Precision Products manufactures its own proprietary products including pumps for gasoline and diesel engines, injectors and filtration systems for diesel engines, and various non-proprietary products manufactured under contract for other companies. The Company's proprietary products currently account for the majority of Precision Products sales. This segment accounted for approximately 83% and 74% of the Company's total revenues for the three months ended June 30, 2004 and 2003, respectively and approximately 83% and 75% of the Company's total revenues for the six months ended June 30, 2004 and 2003, respectively.

Precision Engine manufactures roller-rocker arms, hydraulic valve lifters and lash adjusters primarily for gasoline engines. Revenues for Precision Engine accounted for approximately 17%

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

and 26% of the Company's total revenues for the three months ended June 30, 2004 and 2003, respectively and approximately 17% and 25% of the Company's total revenues for the six months ended June 30, 2004 and 2003, respectively.

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

The following summarizes key information used by the Company in evaluating the performance of each segment for the three months ended June 30, 2004 and 2003 and as of and for the six months ended June 30, 2004 and 2003:

                                      For the Three Months Ended June 30, 2004
                                      ----------------------------------------
                                 Precision     Precision
                                  Products      Engine     Eliminations     Totals
                                  --------      ------     ------------     ------
Net sales                         $ 76,256     $ 15,890      $    (79)     $ 92,067
Gross profit                        20,058          999             -        21,057
Depreciation and amortization
  expense                            4,327          760             -         5,087
Operating income (loss)             11,954         (267)            -        11,687
Net income (loss)                    7,132         (140)            -         6,992
Total capital expenditures           2,371         (138)            -         2,233

                                     For the Three Months Ended June 30, 2003
                                     ----------------------------------------
                                 Precision   Precision
                                  Products     Engine     Eliminations    Totals
                                  --------     ------     ------------    ------
Net sales                         $54,531     $18,936     $         -     $73,467
Gross profit                       12,773       2,805               -      15,578
Depreciation and amortization
  expense                           4,426         810               -       5,236
Operating income                    5,543       2,620               -       8,163
Net income                          2,266       1,428               -       3,694
Total capital expenditures          2,460         254               -       2,714

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

                                  As of and For the Six Months Ended June 30, 2004
                                  ------------------------------------------------
                                 Precision   Precision
                                  Products     Engine     Eliminations    Totals
                                  --------     ------     ------------    ------
Net sales                         $143,890     $ 30,232      $    (98)     $174,024
Gross profit                        37,581          217             -        37,798
Depreciation and amortization
  expense                            8,609        1,667             -        10,276
Operating income (loss)             22,047       (1,764)            -        20,283
Net income (loss)                   12,940       (1,797)            -        11,143
Total assets                       266,361       48,570       (17,112)      297,819
Total capital expenditures           3,869          357             -         4,226

                                  As of and For the Six Months Ended June 30, 2003
                                  ------------------------------------------------
                                 Precision   Precision
                                  Products     Engine     Eliminations    Totals
                                  --------     ------     ------------    ------
Net sales                         $107,936     $ 36,398  $         -      $144,334
Gross profit                        24,830        4,558            -        29,388
Depreciation and amortization
  expense                            8,827        1,631            -        10,458
Operating income                    10,155        3,137            -        13,292
Net income                           4,750        1,534            -         6,284
Total assets                       249,001       51,477      (18,940)      281,538
Total capital expenditures           4,884          478            -         5,362

(9)   PENSIONS AND OTHER POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE

PENSIONS

The Company has a noncontributory defined benefit pension plan for eligible domestic employees and also has two nonqualified plans, which are designed to supplement the benefits payable to designated employees. The components of the net periodic benefit costs for the three months and six months ended June 30 were as follows:

                                      Three Months Ended June 30,  Six Months Ended June 30,
                                      ---------------------------  -------------------------
                                          2004          2003          2004          2003
                                         -------       -------       -------       -------
Service cost                             $   779       $   626       $ 1,553       $ 1,433
Interest cost                              1,220         1,000         2,428         2,293
Expected return on plan assets            (1,041)         (716)       (2,083)       (1,642)
Amortization of prior service costs           43            38            86            86
Recognized net actuarial loss                 14            88            28           201
                                         -------       -------       -------       -------
Net periodic pension cost                $ 1,015       $ 1,036       $ 2,012       $ 2,371
                                         =======       =======       =======       =======

It is the policy of the Company to fund the pension plan in an amount at least equal to the minimum required contribution as determined by the plan's actuaries, but not in excess of the maximum tax-deductible amount under Section 404 of the Internal Revenue Code. The Company may make discretionary contributions of any amount within this range based on

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

financial circumstances and strategic considerations, which typically vary from year to year. The Company was not required to make any contributions in the first six months of 2004.

POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE

The Company and its domestic subsidiaries currently make available certain health care and life insurance benefits for eligible retired employees. The components of the net periodic benefit costs for the three months and six months ended June 30 were as follows:

                                              Three Months Ended June 30,        Six Months Ended June 30,
                                              ---------------------------        -------------------------
                                                2004             2003             2004             2003
                                               -------          -------          -------          -------
Service cost                                   $    43          $   140          $   119          $   217
Interest cost                                      130              276              332              750
Amortization of prior service costs               (667)            (888)          (1,333)            (888)
Recognized net actuarial (income) loss             (15)              62                -               62
                                               -------          -------          -------          -------
Net periodic postretirement benefits
(income) cost                                  $  (509)         $  (410)         $  (882)         $   141
                                               =======          =======          =======          =======

The Company has elected to defer recognition of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 ("the Act") as permitted under FASB Staff Position FAS 106-1. The Company has already taken steps to limit its postretirement health care benefits; any reductions in postretirement benefit costs resulting from the Act are not expected to be material.

(10)  SUBSEQUENT EVENT

On August 6, 2004, stockholders of the Company's parent (Holdings), led by AIP, completed the sale of all of their stock to KSTA Acquisition, LLC, an affiliate of Kohlberg & Company, L.L.C, for $218.4 million. In addition to AIP, the selling stockholders included certain current and former members of management of the Company. Immediately following this transaction, KSTA Acquisition, LLC distributed all of the stock of Holdings to its parent, KSTA Holdings, Inc and merged with and into the Company, which continues as the surviving corporation. As a result, KSTA Holdings owns 100% of the stock of Holdings. The stock purchase and the related transactions, including the issuance of new senior subordinated notes, the entering into a new senior secured credit facility, the repayment of certain existing indebtedness, including the tender for the existing Notes by KSTA Acquisition, LLC, and the payment of related fees and expenses are collectively defined as the "Transactions". The Company will report the necessary purchase accounting related to the Transactions in the third quarter Form 10-Q, as the exact amounts are not known at this time.

The amounts necessary to consummate the Transactions totaled approximately $330 million, including approximately $218.4 million to purchase all of the outstanding stock of Holdings,

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

approximately $89.3 million to repay existing indebtedness and approximately $17.5 million in related fees and expenses, and approximately $4.8 million in net change in cash balances.

The Transactions were financed as follows:

- a cash common equity investment of $105 million in Holdings by an investor group led by Kohlberg Investors IV, LP and including certain members of management of the Company;

- KSTA Acquisition, LLC and the Company issued new senior subordinated notes to various qualified institutional buyers for $160 million ("New Notes");

- KSTA Acquisition, LLC and the Company borrowed $65 million under a new six year term loan senior secured credit facility ("New Term Loans").

The New Notes bear interest of 10.0%, payable semi-annually and will mature on August 15, 2014. The New Term Loans bear interest at prime plus 2.5% or Libor plus 3.5% and principal is repaid in 0.25% quarterly installments with a final payment of the unamortized balance due on August 6, 2010. The Company also negotiated a new $35.0 revolving credit facility, which bears interest at prime plus 1.25% or Libor plus 2.25% payable on August 6, 2009. This new revolving credit facility requires that the Company maintain a minimum fixed charge coverage ratio if available borrowings fall below $5.0 million. The New Term Loans and revolving credit facility are secured by substantially all of the Company's domestic accounts receivable, inventory and assets.

Immediately following the Transactions, the Company purchased $54.2 million of the Notes per the terms of a tender offer dated July 19, 2004. The balance of the outstanding Notes will be called by the Company according to the terms of the original indenture.

In connection with the Transactions, the Company amended the terms of the Management Stock Option Plan to provide for vesting of all unvested options and purchased all of the outstanding stock options requiring a charge in the third quarter of 2004 for approximately $14.0 million.

(11)  SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS

The Notes issued December 11, 1997 by the Company are guaranteed jointly, fully, severally and unconditionally by PEPC (the "Subsidiary Guarantor") on a subordinated basis and are not guaranteed by SpA, PEPL and SAPL (the "Non-Guarantor Subsidiaries").

Supplemental combining condensed financial statements for Stanadyne Corporation ("Parent"), the Subsidiary Guarantor and the Non-Guarantor Subsidiaries are presented below. Separate complete financial statements of the Subsidiary Guarantor are not required.

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                          Consolidating Condensed Balance Sheets
                                                                                      June 30, 2004
                                                      ------------------------------------------------------------------------------
                                                       Stanadyne                                                        Stanadyne
                                                      Corporation     Subsidiary   Non-Guarantor                       Corporation
                                                         Parent       Guarantor     Subsidiaries      Eliminations    & Subsidiaries
                                                      -----------     ---------    -------------      ------------    --------------
ASSETS
Current assets:
      Cash and cash equivalents                        $  18,212      $      41      $     363         $     332        $  18,948
      Accounts receivable, net                            38,133          9,990          4,360                 -           52,483
      Inventories, net                                    23,593          6,952          6,435              (841)(a)       36,139
      Other current assets                                 4,851            261          1,481                 -            6,593
                                                       ---------      ---------      ---------         ---------        ---------
      Total current assets                                84,789         17,244         12,639              (509)         114,163
Property, plant and equipment, net                        67,078         15,640         18,253                 -          100,971
Goodwill                                                  43,465         11,360         16,257                 -           71,082
Intangible and other assets, net                           6,352          1,316          2,323            (2,619)(b)        7,372
Investment in subsidiaries                                29,072         (3,474)             -           (25,598)(c)            -
Due from Stanadyne Automotive Holding Corp.                4,231              -              -                 -            4,231
                                                       ---------      ---------      ---------         ---------        ---------
      Total assets                                     $ 234,987      $  42,086      $  49,472         $ (28,726)         297,819
                                                       =========      =========      =========         =========          =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable and
        accrued liabilities                            $  40,443      $   8,897      $   5,712         $      21        $  55,073
      Current maturities of long-term
        debt and capital lease obligations                 2,900            671          3,364                 -            6,935
                                                       ---------      ---------      ---------         ---------        ---------
      Total current liabilities                           43,343          9,568          9,076                21           62,008
Long-term debt and capital lease obligations              81,950          3,693          1,575                 -           87,218
Other noncurrent liabilities                              38,694          9,842          8,682            (2,452)(b)       54,766
Minority interest in consolidated subsidiary                   -              -              -               204              204
Intercompany accounts                                    (19,901)         4,696         15,299               (94)               -
Stockholders' equity                                      90,901         14,287         14,840           (26,405)(c)       93,623
                                                       ---------      ---------      ---------         ---------        ---------
      Total liabilities and stockholders' equity       $ 234,987      $  42,086      $  49,472         $ (28,726)       $ 297,819
                                                       =========      =========      =========         =========        =========

      (a) Amount represents the elimination of inventory for out of period transfers.

      (b) Reclassification of deferred tax asset to consolidated net deferred tax liability.

      (c) Elimination of investments in subsidiaries of the Parent and Subsidiary Guarantor.

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                    Consolidating Condensed Balance Sheets
                                                                                December 31, 2003
                                                     ------------------------------------------------------------------------
                                                      Stanadyne                                                    Stanadyne
                                                     Corporation     Subsidiary   Non-Guarantor                   Corporation
                                                        Parent       Guarantor     Subsidiaries  Eliminations    & Subsidiaries
                                                     ------------    ---------    -------------  ------------    --------------
ASSETS
Current assets:
      Cash and cash equivalents                       $  17,514      $      19      $     388     $      56        $  17,977
      Accounts receivable, net                           27,846          6,695          4,362             -           38,903
      Inventories, net                                   18,044          6,375          6,065          (390)(a)       30,094
      Other current assets                                5,255            315          1,453             -            7,023
                                                      ---------      ---------      ---------     ---------        ---------
      Total current assets                               68,659         13,404         12,268          (334)          93,997
Property, plant and equipment, net                       70,620         16,808         18,822             -          106,250
Goodwill                                                 43,465         11,360         15,994             -           70,819
Intangible and other assets, net                          7,817          1,246          2,027        (2,700)(b)        8,390
Investment in subsidiaries                               29,856         (3,264)             -       (26,592)(c)            -
Due from Stanadyne Automotive Holding Corp.               4,269              -              -             -            4,269
                                                      ---------      ---------      ---------     ---------        ---------
      Total assets                                    $ 224,686      $  39,554      $  49,111     $ (29,626)       $ 283,725
                                                      =========      =========      =========     =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable and
        accrued liabilities                           $  39,729      $   8,024      $   6,214     $       1        $  53,968
      Current maturities of long-term
        debt and capital lease obligations                2,900            671          3,232             -            6,803
                                                      ---------      ---------      ---------     ---------        ---------
      Total current liabilities                          42,629          8,695          9,446             1           60,771
Long-term debt and capital lease obligations             83,400          4,029          1,855             -           89,284
Other noncurrent liabilities                             35,059         10,300          8,562        (2,589)(b)       51,332
Minority interest in consolidated subsidiary                  -              -              -           238              238
Intercompany accounts                                   (16,048)           320         15,729            (1)               -
Stockholders' equity                                     79,646         16,210         13,519       (27,275)(c)       82,100
                                                      ---------      ---------      ---------     ---------        ---------
      Total liabilities and stockholders' equity      $ 224,686      $  39,554      $  49,111     $ (29,626)       $ 283,725
                                                      =========      =========      =========     =========        =========

      (a) Amount represents the elimination of inventory for out of period transfers.

      (b) Reclassification of deferred tax asset to consolidated net deferred tax liability.

      (c) Elimination of investments in subsidiaries of the Parent and Subsidiary Guarantor.

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                   Consolidating Condensed Statements of Operations
                                                                           Three Months Ended June 30, 2004
                                                        -----------------------------------------------------------------------
                                                        Stanadyne                                                   Stanadyne
                                                        Corporation   Subsidiary  Non-Guarantor                   Corporation
                                                          Parent      Guarantor    Subsidiaries  Eliminations    & Subsidiaries
                                                        -----------   ---------    ------------  ------------    --------------
Net sales                                                $ 72,320      $ 15,057      $  6,682      $ (1,992)(a)     $ 92,067
Cost of goods sold                                         52,399        14,278         6,273        (1,940)(a)       71,010
                                                         --------      --------      --------      --------         --------
          Gross profit                                     19,921           779           409           (52)          21,057
Selling, general, administrative and
  other operating expenses                                  7,864           930           778          (202)           9,370
                                                         --------      --------      --------      --------         --------
          Operating income (loss)                          12,057          (151)         (369)          150           11,687
Interest, net                                              (1,620)          (73)         (242)          (12)          (1,947)
                                                         --------      --------      --------      --------         --------
          Income (loss) before income taxes
            (benefit) and minority interest                10,437          (224)         (611)          138            9,740
Income taxes (benefit)                                      2,965          (200)          (90)           66            2,741
                                                         --------      --------      --------      --------         --------
          Income (loss) before
            minority interest                               7,472           (24)         (521)           72            6,999
Minority interest in gain of consolidated subsidiary            -             -             -            (7)              (7)
                                                         --------      --------      --------      --------         --------
          Net income (loss)                              $  7,472      $    (24)     $   (521)     $     65         $  6,992
                                                         ========      ========      ========      ========         ========

                                                                   Consolidating Condensed Statements of Operations
                                                                           Three Months Ended June 30, 2003
                                                        -----------------------------------------------------------------------
                                                        Stanadyne                                                   Stanadyne
                                                        Corporation   Subsidiary  Non-Guarantor                   Corporation
                                                          Parent      Guarantor    Subsidiaries  Eliminations    & Subsidiaries
                                                        -----------   ---------    ------------  ------------    --------------
Net sales                                                $ 50,725      $ 18,078      $  5,473      $   (809)(a)     $ 73,467
Cost of goods sold                                         37,921        15,652         5,068          (752)(a)       57,889
                                                         --------      --------      --------      --------         --------
          Gross profit                                     12,804         2,426           405           (57)          15,578
Selling, general, administrative and
  other operating expenses                                  6,670           770          (428)          403            7,415
                                                         --------      --------      --------      --------         --------
          Operating income                                  6,134         1,656           833          (460)           8,163
Interest, net                                              (1,604)         (145)         (288)          (19)          (2,056)
                                                         --------      --------      --------      --------         --------
          Income before income taxes
            (benefit) and minority interest                 4,530         1,511           545          (479)           6,107
Income taxes (benefit)                                      1,431           683           522          (137)           2,499
                                                         --------      --------      --------      --------         --------
          Income before
            minority interest                               3,099           828            23          (342)           3,608
Minority interest in loss of consolidated subsidiary            -             -             -            86               86
                                                         --------      --------      --------      --------         --------
          Net income                                     $  3,099      $    828      $     23      $   (256)        $  3,694
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

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                      Consolidating Condensed Statements of Operations
                                                                                 Six Months Ended June 30, 2004
                                                       ----------------------------------------------------------------------------
                                                        Stanadyne                                                       Stanadyne
                                                       Corporation     Subsidiary   Non-Guarantor                      Corporation
                                                         Parent         Guarantor    Subsidiaries   Eliminations     & Subsidiaries
                                                       -----------     ----------   -------------   ------------     --------------
Net sales                                               $ 136,347       $  28,793     $  12,133       $  (3,249)(a)     $ 174,024
Cost of goods sold                                         98,562          28,904        11,905          (3,145)(a)       136,226
                                                        ---------       ---------     ---------       ---------         ---------
          Gross profit (loss)                              37,785            (111)          228            (104)           37,798
Selling, general, administrative and
  other operating expenses                                 14,833           1,646         1,206            (170)           17,515
                                                        ---------       ---------     ---------       ---------         ---------
          Operating income (loss)                          22,952          (1,757)         (978)             66            20,283
Other expenses:
   Interest, net                                           (3,282)           (121)         (481)            (29)           (3,913)
                                                        ---------       ---------     ---------       ---------         ---------
          Income (loss) before income taxes
            (benefit) and minority interest                19,670          (1,878)       (1,459)             37            16,370
Income taxes (benefit)                                      5,499            (166)         (128)             56             5,261
                                                        ---------       ---------     ---------       ---------         ---------
          Income (loss) before
            minority interest                              14,171          (1,712)       (1,331)            (19)           11,109
Minority interest in loss of consolidated subsidiary            -               -             -              34                34
                                                        ---------       ---------     ---------       ---------         ---------
          Net income (loss)                             $  14,171       $  (1,712)    $  (1,331)      $      15         $  11,143
                                                        =========       =========     =========       =========         =========

                                                                      Consolidating Condensed Statements of Operations
                                                                                 Six Months Ended June 30, 2003
                                                       ----------------------------------------------------------------------------
                                                        Stanadyne                                                       Stanadyne
                                                       Corporation     Subsidiary   Non-Guarantor                      Corporation
                                                         Parent         Guarantor    Subsidiaries   Eliminations     & Subsidiaries
                                                       -----------     ----------   -------------   ------------     --------------
Net sales                                              $ 100,260        $  35,037     $  10,548       $  (1,511)(a)     $ 144,334
Cost of goods sold                                        75,518           30,911         9,982          (1,465)(a)       114,946
                                                       ---------        ---------     ---------       ---------         ---------
          Gross profit                                    24,742            4,126           566             (46)           29,388
Selling, general, administrative and
  other operating expenses                                13,652            2,004           (13)            453            16,096
                                                       ---------        ---------     ---------       ---------         ---------
          Operating income (loss)                         11,090            2,122           579            (499)           13,292
Other income (expenses):
   Gain from extinguishment of debt                          813                -             -               -               813
   Interest, net                                          (3,237)            (303)         (597)            (43)           (4,180)
                                                       ---------        ---------     ---------       ---------         ---------
          Income (loss) before income taxes
            and minority interest                          8,666            1,819           (18)           (542)            9,925
Income taxes                                               1,929              865         1,156            (150)            3,800
                                                       ---------        ---------     ---------       ---------         ---------
          Income (loss) before
            minority interest                              6,737              954        (1,174)           (392)            6,125
Minority interest in loss of consolidated subsidiary           -                -             -             159               159
                                                       ---------        ---------     ---------       ---------         ---------
          Net income (loss)                            $   6,737        $     954     $  (1,174)      $    (233)        $   6,284
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

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                                                      Consolidating Condensed Statements of Cash Flows
                                                                                Six Months Ended June 30, 2004
                                                         -------------------------------------------------------------------------
                                                           Stanadyne                                                  Stanadyne
                                                         Corporation     Subsidiary    Non-Guarantor                 Corporation
                                                            Parent        Guarantor    Subsidiaries   Eliminations  & Subsidiaries
                                                         -----------     ----------    -------------  ------------  --------------
Cash flows from operating activities:
          Net income (loss)                                $ 14,171       $ (1,712)      $ (1,331)      $     15       $ 11,143
          Adjustments to reconcile net income
            (loss) to net cash provided by (used in)
            operating activities:
               Depreciation and amortization                  7,669          1,656            951              -         10,276
               Other adjustments                              4,146           (198)          (721)            56          3,283
               Loss applicable to minority interest               -              -              -            (34)           (34)
               Changes in operating assets and
                 liabilities                                (17,932)           965           (708)           (15)       (17,690)
                                                           --------       --------       --------       --------       --------
               Net cash provided by (used in)
                 operating activities                         8,054            711         (1,809)            22          6,978
                                                           --------       --------       --------       --------       --------
Cash flows from investing activities:
          Capital expenditures                               (3,765)          (353)          (108)             -         (4,226)
          Proceeds from disposal of property,
             plant and equipment                                  -              -              5              -              5
          Investment in subsidiaries                         (2,135)             -              -          2,135(a)           -
                                                           --------       --------       --------       --------       --------
               Net cash used in
                 investing activities                        (5,900)          (353)          (103)         2,135         (4,221)
                                                           --------       --------       --------       --------       --------
Cash flows from financing activities:
          Net change in debt                                 (1,450)          (336)          (208)             -         (1,994)
          Net change in equity                                    -              -          2,135         (2,135)(a)          -
                                                           --------       --------       --------       --------       --------
               Net cash (used in) provided by
                 financing activities                        (1,450)          (336)         1,927         (2,135)        (1,994)
                                                           --------       --------       --------       --------       --------
Net increase in cash and
  cash equivalents                                              704             22             15             22            763
Effect of exchange rate changes on cash                          (6)             -            (40)           254            208
Cash and cash equivalents at
  beginning of period                                        17,514             19            388             56         17,977
                                                           --------       --------       --------       --------       --------
Cash and cash equivalents at
  end of period                                            $ 18,212       $     41       $    363       $    332       $ 18,948
                                                           ========       ========       ========       ========       ========

      (a)   Elimination of additional investment in SpA by the Company.

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED OTHERWISE)

SUPPLEMENTAL COMBINING CONDENSED FINANCIAL STATEMENTS (CONCLUDED)

                                                                     Consolidating Condensed Statements of Cash Flows
                                                                               Six Months Ended June 30, 2003
                                                         ------------------------------------------------------------------------
                                                          Stanadyne                                                  Stanadyne
                                                         Corporation    Subsidiary    Non-Guarantor                 Corporation
                                                           Parent        Guarantor    Subsidiaries   Eliminations  & Subsidiaries
                                                         -----------    ----------    -------------  ------------  --------------
Cash flows from operating activities:
          Net income (loss)                               $  6,737       $    954       $ (1,174)      $   (233)      $  6,284
          Adjustments to reconcile net income
            (loss) to net cash provided by (used in)
            operating activities:
               Depreciation and amortization                 8,079          1,615            764              -         10,458
               Other adjustments                            (1,045)           194            923           (150)           (78)
               Loss applicable to minority interest              -              -              -           (159)          (159)
               Changes in operating assets and
                 liabilities                                 2,642         (3,429)        (3,129)         1,127         (2,789)
                                                          --------       --------       --------       --------       --------
               Net cash provided by (used in)
                 operating activities                       16,413           (666)        (2,616)           585         13,716
                                                          --------       --------       --------       --------       --------
Cash flows from investing activities:
          Capital expenditures                              (3,938)          (476)        (1,260)           312         (5,362)
          Proceeds from disposal of property,
             plant and equipment                                 2              -              -              -              2
          Investment in subsidiaries                          (214)             -              -            214              -
                                                          --------       --------       --------       --------       --------
               Net cash used in
                 investing activities                       (4,150)          (476)        (1,260)           526         (5,360)
                                                          --------       --------       --------       --------       --------
Cash flows from financing activities:
          Net change in debt                                (8,889)             -          2,155              -         (6,734)
          Net change in equity                              (2,549)         1,355          1,536           (137)           205
                                                          --------       --------       --------       --------       --------
               Net cash (used in) provided by
                 financing activities                      (11,438)         1,355          3,691           (137)        (6,529)
                                                          --------       --------       --------       --------       --------
Net increase (decrease) in cash and
  cash equivalents                                             825            213           (185)           974          1,827
Effect of exchange rate changes on cash                          7              -             54           (619)          (558)
Cash and cash equivalents at
  beginning of period                                        4,223              8            452              -          4,683
                                                          --------       --------       --------       --------       --------
Cash and cash equivalents at
  end of period                                           $  5,055       $    221       $    321       $    355       $  5,952
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

The Company's sales totaled $92.1 million and $174.0 million for the three and six months ended June 30, 2004 respectively, representing increases of 25.3% and 20.6% when compared to the same periods of 2003. Continued strength in demand for the Company's products from the off-highway markets drove most of this increase. Sales to off-highway markets accounted for 63.3% of the total six months year-to-date 2004 sales. Sales to the original equipment manufacturers ("OEMs") and the service markets increased by $15.2 million and $14.5 million, respectively, for the first six months of 2004 compared to the first six months of 2003.

Performance by segment for the second quarter of 2004 was mixed.

Precision Products sales and net income increased by $21.7 million and $4.9 million for the three months ended June 30, 2004, respectively, when compared to the same period in 2003. This improvement resulted from continued strength in the underlying demand for this segment's products across all markets and product lines. After a slow introduction in the first quarter of the year, sales of the new Integrated Fuel System ("IFS") totaled $1.0 million in the second quarter of 2004 as the production volumes continue to increase.

Precision Engine sales and net income decreased by $3.0 million and $1.6 million for the three months ended June 30, 2004, respectively when compared to the same period in 2003. Although demand from DaimlerChrysler ("DCX") for valve-train actuator assembly ("VTAA's") remained strong in the second quarter of 2004, continued weakness in the aftermarket demand for hardenable iron tappets explained most of the lower sales result.

The gross profits in 2004 were not significantly impacted by the global market supply shortages or cost surcharges for raw materials. The Company has taken proactive steps to minimize supply shortages in 2004 but cannot foresee the extent of the impact that may be felt on future earnings.

Net income for the first six months of 2004 grew to $11.1 million or 6.4% of net sales - representing an increase of 77.3% from the net income of $6.3 million or 4.4% for the same period of 2003.

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

                                          Three Months Ended June 30,                     Six Months Ended June 30,
                                          2004                   2003                    2004                    2003
                                     $            %         $             %         $             %         $              %
                                  ------        -----     ------        -----    -------        -----    -------        -----
Net sales                         92,067        100.0     73,467        100.0    174,024        100.0    144,334        100.0
Cost of goods sold                71,010         77.1     57,889         78.8    136,226         78.3    114,946         79.6
Gross profit                      21,057         22.9     15,578         21.2     37,798         21.7     29,388         20.4
SG&A                               8,754          9.5      6,515          8.9     16,280          9.4     14,305          9.9
Amortization of intangibles          341          0.4        625          0.9        685          0.4      1,241          0.9
Management fees                      275          0.3        275          0.4        550          0.3        550          0.4
Operating income                  11,687         12.7      8,163         11.1     20,283         11.7     13,292          9.2
Net income                         6,992          7.6      3,694          5.0     11,143          6.4      6,284          4.4

COMPARISON OF RESULTS OF OPERATIONS:

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

NET SALES. Net sales for the second quarter of 2004 totaled $92.1 million compared to $73.5 million in the second quarter of 2003, representing an increase of $18.6 million or 25.3%.

All of this increase was generated by the Precision Products segment where second quarter 2004 increase in sales of $21.7 million were 39.8% higher than the second quarter of 2003, while the Precision Engine segment reported a reduction in sales of $3.1 million or 16.1% for the same period comparison.

Precision Products sales reflected continued strength in the underlying demand for this segment's products across all markets and product lines. Shipments to OEM's in the second quarter of 2004 were 41.7% or $11.6 million higher and shipments to the aftermarkets were 37.9% or $10.1 million higher than for the second quarter of 2003. Sales of fuel filters totaled $19.6 million in the second quarter of 2004 or 29.8% more than for the second quarter of 2003, with significant growth in both OEM and aftermarket sales. Production of replacement filter elements in the second quarter of 2004 for the aftermarket consumed all available capacity, requiring the establishment of temporary manufacturing cells until additional equipment is installed in the third quarter. Second quarter shipments of diesel fuel pumps and injectors in 2004 and 2003 were $52.5 million versus $36.6 million, respectively. This increase of $15.9 million or 43.5% was primarily driven by higher demand from Deere & Company ("Deere"), General Engine Products, the U.S. military and the aftermarket distribution network. Included in this category were sales of the Company's new Integrated Fuel System (IFS) totaling $1.0 million in the

                     STANADYNE CORPORATION AND SUBSIDIARIES

second quarter of 2004. Finally, sales of Precision Components and Assembly ("PCA") products totaled $4.2 million in the second quarter of 2004, reflecting an increase of $1.3 million from the same period in 2003, all attributable to higher sales to Caterpillar and Cummins.

Precision Engine segment sales were $3.1 million lower or 16.1% less in the second quarter of 2004 compared to the same period in 2003. Sales to OEM customers totaled $0.2 million less due primarily to the expected decline of $0.9 million in tappets sold to Ford Motor Company related to the phase-out of production of the Escort. OEM sales increased by $0.9 million in the second quarter of 2004 compared to the second quarter of 2003 due to increased shipments of VTAA's for the DCX 3.5 litre engine installed in the Pacifica and new 300C sedan. Aftermarket demand for hardenable iron tappets was $2.9 million lower in the second quarter of 2004, as customers for these tappets continued to reduce inventory levels accumulated in 2003.

GROSS PROFIT. Gross profit for the Company in the second quarter of 2004 totaled $21.1 million and 22.9% of net sales, versus $15.6 million and 21.2% of net sales for the same period in 2003. Gross profit results by segment followed the changes in sales reported above.

Precision Products recorded gross profit of $20.1 million or 26.3% of net sales in the second quarter of 2004, considerably higher than the $12.8 million or 23.4% of net sales recorded for the same period in 2003. Most of this improvement was due to additional operating leverage from higher sales volumes in the second quarter of 2004 and particularly to the strength in higher margin aftermarket sales of filter and pump products. The higher gross profits were somewhat offset by the higher quarter to quarter comparison of manufacturing costs due to cost premiums incurred in 2004, including inefficiencies related to production of the new IFS product and higher levels of overtime and inefficiencies associated with the introduction of new workers related to the significant increase in demand for virtually all of the segments products.

Gross profit in the Precision Engine segment in the second quarter of 2004 was $1.0 million or 6.3% of net sales as compared to the gross profit of $2.8 million or 14.8% of net sales reported for the same period of 2003. The combination of lower sales volumes, particularly for product sold to the aftermarket, and increased manufacturing and overhead costs in this segment, resulted in the poor margin. Manufacturing inefficiencies, particularly in the Tallahassee, Florida plant are being addressed by segment management. Machining capability and reliability are being improved through formal preventative maintenance programs and equipment refurbuishment, while the early stages of a formal Six Sigma program suggest significant opportunities for cost reduction later this year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). SG&A in the second quarter of 2004 totaled $8.8 million and was higher than the $6.5 million reported for the same period of 2003. This increase was primarily due to $1.1 million of higher costs for salaries and accrued profit sharing in the Precision Products segment based on higher earnings in 2004. The SG&A costs in the Precision Engine segment reflected an increase of $1.1 million from second quarter 2003 to second quarter 2004 due primarily to a shift from foreign exchange gains of $0.7 million recorded in 2003 to foreign exchange losses of $0.3 million recorded in 2004.

                     STANADYNE CORPORATION AND SUBSIDIARIES

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets decreased to $0.3 million in the second quarter of 2004 from $0.6 million in the second quarter of 2003. This reduction reflected the conclusion of the amortization of some the Company's patents.

OPERATING INCOME. Operating income for the second quarter of 2004 totaled $11.7 million or 12.7% of net sales versus $8.2 million or 11.1% for the same period a year ago. All of this improvement occurred in the Precision Products segment, where higher gross profits produced operating income of $12.0 million or 15.7% of net sales versus the $5.5 million or 10.2% of net sales in the second quarter of 2003. Lower gross profits and higher SG&A expenses recorded by the Precision Engine segment in the second quarter of 2004 resulted in an operating loss of $0.3 million or (1.7)% of net sales compared to an operating income of $2.6 million or 13.8% of net sales in the second quarter of 2003.

These results include $1.0 million in the second quarter of 2004 and $1.1 million in the second quarter of 2003 of pension expense which each included $0.1 million of actuarial losses and amortization of prior service costs. These results also include $0.5 million of income in the second quarter of 2004 and $0.4 million of income in the second quarter of 2003 for amounts related to the Company's post retirement healthcare and life insurance benefit plans, which include $0.7 million of income and $0.8 million of income, respectively of amortized actuarial gains in prior service costs.

NET INCOME. Net income for the second quarter of 2004 totaled $7.0 million versus $3.7 million for the same period in 2003. This improvement reflected the combined results of $3.5 million of higher operating income in 2004, $0.1 million in lower interest expense due to less debt, and a $0.2 million increase in income taxes on higher earnings.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

NET SALES. Net sales for the first six months of 2004 totaled $174.0 million compared to $144.3 million in the first six months of 2003, representing an increase of $29.7 million or 20.6%. A significant increase in Precision Products sales of $36.0 million or 33.3% was partially offset by a decrease in Precision Engine sales of $6.2 million or 16.9%.

Precision Products sales for the first six months of 2004 totaled $143.9 million and reflected a 28.3% increase in shipments to OEM's and a 39.1% increase in sales to the aftermarkets when compared to the same period of 2003. The growth in sales to OEM's resulted primarily from increased demand for diesel fuel injection equipment from Deere. Sales to Deere increased by $17.1 million in the first six months of 2004 as compared to the same period of 2003 and included $1.2 million for the new IFS product. Sales of diesel fuel pumps to General Engine Products for the Hummer vehicle increased by $1.0 million in the first six months of 2004 versus 2003. Year-over-year first six months Precision Products sales to the aftermarket increased by $20.0 million. Sales of filter replacement elements accounted for $6.6 million of this growth, with much of the remainder of the increase due to $6.3 million higher demand for electronic

                     STANADYNE CORPORATION AND SUBSIDIARIES

pumps from General Motors Corporation and $3.3 million additional fuel pumps to the U.S. military.

Precision Engine segment sales were $6.2 million lower in the first six months of 2004 compared to the same period in 2003. Sales to OEM customers decreased by $1.0 million due entirely to the expected decline of $1.8 million in tappets sold to Ford Motor Company related to the phase-out of production of the Escort. The balance of the decline in six months sales occurred in the aftermarket, where demand for hardenable iron tappets was $4.8 million lower, as customers for these tappets continued to reduce inventory levels accumulated in 2003.

GROSS PROFIT. Gross profit for the Company improved in the first six months of 2004 to $37.8 million and 21.7% of net sales, from $29.4 million and 20.4% of net sales for the same period in 2003. Gross profit results by segment followed the changes in sales reported above.

Precision Products recorded gross profit of $37.6 million or 26.1% of net sales in the first six months of 2004, significantly higher than the $24.8 million or 23.0% of net sales recorded for the same period in 2003. Most of this improvement was due to additional operating leverage from higher sales volumes in the first six months of 2004 and particularly to the strength in higher margin aftermarket sales of filter and pump products. The higher gross profits were somewhat offset by the higher year to year comparison of manufacturing costs due to cost premiums incurred in 2004 related to the production of the new IFS product, as well as higher levels of overtime and inefficiencies associated with the introduction of new workers required to support the significant increase in demand for virtually all of the segments products.

Gross profit in the Precision Engine segment in the first six months of 2004 was $0.2 million or 0.7% of net sales as compared to $4.6 million or 12.5% of net sales reported for the same period of 2003. The combination of lower sales volumes, particularly for product sold to the aftermarket, and increased manufacturing and overhead costs in this segment, resulted in the poor margin. While only slightly more than break-even on a year-to-date basis for 2004, gross profit in the second quarter of 2004 of $1.0 million showed significant improvement from the 2004 first quarter negative gross margin of $0.3 million.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). SG&A totaled $16.3 million in the first six months of 2004 and was $2.0 million higher than the $14.3 million reported for the same period of 2003. Increases in SG&A costs for the first six months of 2004 included: $0.9 million of higher costs for salaries and accrued profit sharing in the Precision Products segment based on higher earnings; a shift from foreign exchange gains of $0.8 million recorded in 2003 to foreign exchange losses of $0.1 million recorded in 2004; and higher freight on sales cost of $0.5 million.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets decreased to $0.7 million in the first six moths 2004 from $1.2 million in the first six months of 2003. This reduction reflected the conclusion of the amortization of some the Company's patents.

                     STANADYNE CORPORATION AND SUBSIDIARIES

OPERATING INCOME. Operating income for the first six months of 2004 totaled $20.3 million or 11.7% of net sales versus $13.3 million or 9.2% for the same period a year ago. All of this improvement occurred in the Precision Products segment, where higher gross profits were only partially offset by increased SG&A costs, resulting in operating income of $22.0 million or 15.3% of net sales versus the $10.2 million or 9.4% of net sales in the first six months of 2003. Lower gross profits recorded by the Precision Engine segment in the first six months of 2004 resulted in an operating loss of $1.8 million or (5.8)% of net sales compared to an operating income of $3.1 million or 8.6% of net sales in the first six months of 2003.

These results include $2.0 million in 2004 and $2.4 million in 2003 of pension expense which each included $0.1 million and $0.3 million, respectively, of actuarial losses and amortization of prior service costs. These results also include $0.9 million of income in 2004 and $0.1 million of expense in 2003 for amounts related to the Company's post retirement healthcare and life insurance benefit plans, which include $1.3 million of income and $0.8 million of income respectively of amortized actuarial gains in prior service costs.

NET INCOME. Net income for the first six months of 2004 totaled $11.1 million versus $6.3 million for the same period in 2003. This improvement reflected the combined results of $7.0 million of higher operating income in 2004, $0.3 million in lower interest expense due to less debt, and a $1.5 million increase in income taxes, partially offset by a $0.8 million gain in the first quarter of 2003 on the repurchase of a portion of the Company bonds.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are cash on hand and cash flows from operations supplemented by a U.S.-based revolving credit facility under which $29.7 million was available for borrowings as of June 30, 2004. The Company occasionally utilizes capital leasing and, for its foreign operations in Italy and India, maintains a combination of overdraft and term loan facilities with local financial institutions on an as-needed basis. As of June 30, 2004, there were borrowings of $23.2 million under the Term Loans, no borrowings under the Revolving Credit Lines, $2.8 million in foreign overdraft facilities and $1.3 million in foreign term loans. The Company met all financial covenants required by the Senior Bank Facility for the June 30, 2004 measurement date. The Company established new senior secured credit facilities, issued New Notes and tendered for the purchase of old Notes, all as part of the transaction described in Note 10 Subsequent Events of Notes to Condensed Consolidated Financial Statements contained in Item 1 of this Report.

Cash Flows From Operating Activities. Cash flows from operating activities for the six months ended June 30, 2004 totaled $7.0 million and were $6.7 million lower than the $13.7 million generated in the same period of 2003. This year-to-year decline was primarily accounted for by $17.7 million in additional working capital requirements in the first six months of 2004 due to the higher levels of business in the Precision Products segment. Total accounts receivable and inventories increased by $13.6 and $6.0 million, respectively, and were only partially offset by

                     STANADYNE CORPORATION AND SUBSIDIARIES

higher accounts payable and accrued liabilities of $1.0 million. Despite the higher amounts of working capital in 2004, the Company continues to aggressively manage the accounts receivable and inventories relative to business levels. Accounts receivable days outstanding improved to an average of 49.3 days for the first six months of 2004 as compared to 53.5 days for the same period of 2003. Inventory turnover, averaging 8.4 turns for the first six months of 2004, reflected an improvement from the 7.7 turns recorded for the same period of 2003. Growth in purchased materials inventories occurred to ensure availability to meet increasing customer demand. The Company continues to expand the use of lean manufacturing techniques intended to minimize work in process inventories and increase turnover. An accrued liability for workers compensation claims incurred in prior years was settled during the second quarter with payment of $3.1 million to the claims administrator, thus further reducing the cash flows from operations in 2004.

Cash Flows From Investing Activities. The Company's capital expenditures for the first six months of 2004 totaled $4.2 million, compared to $5.4 million for the same period of 2003. Capital expenditures in 2004 included $1.6 million in support of new products and programs, with the remainder applied to cost reduction, quality enhancements, safety and ergonomics improvements, added capacity and general maintenance projects.

Cash Flows From Financing Activities. Cash flows from financing activities for the six months ended June 30, 2004 resulted in a net reduction in cash of $2.0 million, comprised of: scheduled principal payments against the U.S. Term Loans for $1.8 million; and payments against the foreign term loan in India for $0.2 million. There were no borrowings under the Revolving Credit Facility, which after reductions for outstanding letters of credit, represented available liquidity of $29.7 million. Additional overdraft borrowings at SpA and SAPL for the first six months of 2004 totaled $0.1 million. Payments against capital lease obligations totaled $0.1 million.

Pension Plans. The Company maintains a qualified defined benefit pension plan (the "Qualified Plan"), which covers substantially all domestic hourly and salary employees, except for Tallahassee hourly employees, and an unfunded nonqualified plan to provide benefits in excess of amounts permitted to be paid under the provisions of the tax law to participants in the Qualified Plan.

The value of the Qualified Plan assets increased from $37.8 million at December 31, 2002 to $48.2 million at December 31, 2003. The combination of improved investment performance offset by a declining discount rates during 2003 resulted in an increase in the Qualified Plan unfunded benefit obligation. Cash contributions to the Qualified Plan for the 2002 plan year of $2.5 million were paid in the third quarter of 2003 to achieve a current liability funding level of 80%. Based on recent legislation enacted to provide guidance on interest rates used to value the obligations in the Qualified Plan, contributions for the 2003 plan year will require approximately $2.0 million by September, 2004 to achieve a current liability funding level of 80%. The Company is considering the effect of additional contributions on future funding requirements and continues to examine the longer term projections for pension expense and cash contributions.

                     STANADYNE CORPORATION AND SUBSIDIARIES

(2)   CRITICAL ACCOUNTING POLICIES

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

(3)   CAUTIONARY STATEMENT

This quarterly report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements with respect to the financial condition, results of operations and business of the Company and management's discussion and analysis of financial condition and results of operations. All of these forward-looking statements are based on estimates and assumptions made by the management of the Company which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such estimates and statements. No assurance can be given that any such estimates will be realized, and it is likely that actual results will differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (1) increased competition; (2) increased costs; (3) loss or retirement of key members of management; (4) increases in the Company's cost of borrowing or inability or unavailability of additional debt or equity capital; (5) loss of material customers; (6) adverse state or federal legislation or regulation or adverse determinations in pending litigation; (7) changes in the value of the U.S. dollar relative to foreign currencies of countries where the Company conducts its business; and (8) changes in general economic conditions and/or in the automobile, light duty trucks, agricultural and construction vehicles and equipment, industrial products and marine equipment markets in which the Company competes. Many of such factors are beyond the control of the Company and its management. The forward-looking statements contained in this report speak only as of the date on which such statements were made. The Company undertakes no duty or obligation to publicly update or revise any forward-looking statements to reflect new, changing or unanticipated events or circumstances.

                     STANADYNE CORPORATION AND SUBSIDIARIES

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES
        ABOUT MARKET RISK

The Company is exposed to market risks which include changes in interest rates and changes in foreign currency exchange rates as measured against the U.S. dollar.

Interest Rate Risk. The carrying values of the Company's revolving credit lines and term loans approximate fair value. The term loans are primarily LIBOR-based borrowings and are re-priced every one to three months. A 10% change in the interest rate on the term loans would have had a negligible effect on the interest expense recorded in the first six months of 2004. The Notes bear interest at a fixed rate and, therefore, are not sensitive to interest rate fluctuation. The fair value of the Company's $66.0 million in Notes based on quoted market prices on June 30, 2004 was approximately $66.0 million.

Foreign Currency Risk. The Company has subsidiaries in Brazil and Italy, a joint venture in India and a branch office in France, and therefore is exposed to changes in foreign currency exchange rates. Changes in exchange rates may positively or negatively affect the Company's sales, gross margins, and retained earnings. However, historically, these locations have contributed less than 15% of the Company's net sales and retained earnings, with most of these sales attributable to the Italian and Brazilian subsidiaries. The Company also sells its products from the United States to foreign customers for payment in foreign currencies as well as U.S. dollars. Foreign currency exchange differences were a net loss of $0.1 million for the six months ended June 30, 2004 and a net gain of $0.8 million for the same period in 2003. A majority of the exchange differences are related to the Company's operations in Brazil. The Company does not hedge against foreign currency risk.

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

                     STANADYNE CORPORATION AND SUBSIDIARIES

PART II: OTHER INFORMATION

ITEM 5: OTHER INFORMATION

On August 6, 2004, stockholders of the Company's parent (Holdings), led by AIP, completed the sale of all of their stock to KSTA Acquisition, LLC, an affiliate of Kohlberg & Company, L.L.C, for $218.4 million. In addition to AIP, the selling stockholders included certain current and former members of management of the Company. Immediately following this transaction, KSTA Acquisition, LLC distributed all of the stock of Holdings to its parent, KSTA Holdings, Inc and merged with and into the Company, which continues as the surviving corporation. As a result, KSTA Holdings owns 100% of the stock of Holdings. The stock purchase and the related transactions, including the issuance of new senior subordinated notes, the entering into of a new senior secured credit facility, the repayment of certain existing indebtedness, including the tender for the existing Notes by KSTA Acquisition, LLC, and the payment of related fees and expenses are collectively defined as the "Transactions". The Company will report the necessary purchase accounting related to the Transactions in the third quarter Form 10-Q, as the exact amounts are not known at this time.

The amounts necessary to consummate the Transactions totaled approximately $330 million, including approximately $218.4 million to purchase all of the outstanding stock of Holdings, approximately $89.3 million to repay existing indebtedness and approximately $17.5 million in related fees and expenses, and approximately $4.8 million in net change in cash balances.

The Transactions were financed as follows:

- a cash common equity investment of $105 million in Holdings by an investor group led by Kohlberg Investors IV, LP and including certain members of management of the Company;

- KSTA Acquisition, LLC and the Company issued new senior subordinated notes to various qualified institutional buyers for $160 million ("New Notes");

- KSTA Acquisition, LLC and the Company borrowed $65 million under a new six year term loan senior secured credit facility ("New Term Loans").

The New Notes bear interest of 10.0%, payable semi-annually and will mature on August 15, 2014. The New Term Loans bear interest at prime plus 2.5% or Libor plus 3.5% and principal is repaid in 0.25% quarterly installments with a final payment of the unamortized balance due on August 6, 2010. The Company also negotiated a new $35.0 revolving credit facility, which bears interest at prime plus 1.25% or Libor plus 2.25% payable on August 6, 2009. This new revolving credit facility requires that the Company maintain a minimum fixed charge coverage ratio if available borrowings fall below $5.0 million. The New Term Loans and revolving credit facility are secured by substantially all of the Company's domestic accounts receivable, inventory and assets.

Immediately following the Transactions, the Company purchased $54.2 million of the Notes per the terms of a tender offer dated July 19, 2004. The balance of the outstanding Notes will be called by the Company according to the terms of the original indenture.

In connection with the Transactions, the Company amended the terms of the Management Stock Option Plan to provide for vesting of all unvested options and purchased all of the

                     STANADYNE CORPORATION AND SUBSIDIARIES

outstanding stock options requiring a charge in the third quarter of 2004 for approximately $14.0 million.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

  a.  Exhibits:

      10.17 Stock Purchase Agreement Among KSTA Acquisition, LLC and The Sellers Listed on Attached A Thereto, Relating to all the Outstanding Stock of Stanadyne Automotive Holding Corp., dated June 23, 2004

      31.1 Certification of Chief Executive Officer Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Certification of Chief Financial Officer Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32 Certification Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  b.  Report on Form 8-K

         On June 24, 2004, the Company filed a report on Form 8-K dated June 24, 2004 to report under Items 1 and 7 a press release announcing that a definitive agreement has been reached to sell 100% of the stock of Stanadyne's parent, Stanadyne Automotive Holding Corp., to an affiliate of Kohlberg & Company, L.L.C.

         On July 16, 2004, the Company furnished a report on Form 8-K dated July 16, 2004 to report under Item 12 its financial results for the quarter ended June 30, 2004.

         On July 22, 2004, the Company filed a report on Form 8-K dated July 21, 2004 to report under Items 5 and 7 a press release announcing an offering of senior subordinated notes due 2014.

         On July 22, 2004, the Company furnished a report on Form 8-K dated July 22, 2004 to report under Item 9 certain financial information about the Company.

         On August 9, 2004, the Company furnished a report on Form 8-K dated August 6, 2004 to report under Items 7 and 9 a press release announcing the conclusion of the sale on August 6, 2004 of 100% of the stock of Stanadyne's parent, Stanadyne Automotive Holding Corp., to an affiliate of Kohlberg & Company, L.L.C.

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

                                                   Stanadyne Corporation
                                                   ---------------------
                                                       (Registrant)

Date: August 13, 2004                               /s/ Stephen S. Langin
                                                    ---------------------
                                                    Stephen S. Langin
                                                    Vice President and
                                                      Chief Financial Officer

EXHIBIT INDEX:

         10.17 Stock Purchase Agreement Among KSTA Acquisition, LLC and The Sellers Listed on Attached A Thereto, Relating to all the Outstanding Stock of Stanadyne Automotive Holding Corp., dated June 23, 2004

         31.1 Certification of Chief Executive Officer Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of Chief Financial Officer Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32 Certification Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002