Form 10-Q
period 2004-09-30
STANADYNE CORP
filed 2004-11-15
CIK 1053439

                                   FORM 10 - Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2004

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

                              Yes [ ]       No [X]

The number of Common Shares of the Company, $0.01 per share par value, outstanding as of October 31, 2004 was 1,000.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

Part I  Financial Information

        Item 1  Financial Statements

                Condensed Consolidated Balance Sheets as of
                September 30, 2004 (unaudited) and December 31, 2003 .............     3

                Condensed Consolidated Statements of Operations for August 6
                through September 30, 2004 (Company), July 1, 2004 through August
                5, 2004 (Predecessor) and three months ended September 30, 2003
                (Predecessor) (unaudited) ........................................     4

                Condensed Consolidated Statements of Operations for August 6
                through September 30, 2004 (Company), January 1, 2004 through
                August 5, 2004 (Predecessor) and nine months ended September 30,
                2003 (Predecessor) (unaudited) ...................................     5

                Condensed Consolidated Statements of Cash Flows for August 6
                through September 30, 2004 (Company), January 1, 2004 through
                August 5, 2004 (Predecessor) and nine months ended September 30,
                2003 (Predecessor) (unaudited) ...................................     6

                Notes to Condensed Consolidated Financial Statements (unaudited) .  7-19

        Item 2  Management's Discussion and Analysis of Financial Condition
                and Results of Operations......................................... 20-33

        Item 3  Quantitative and Qualitative Disclosures About Market Risk .......    34

        Item 4  Controls and Procedures ..........................................    35

Part II Other Information

        Item 6  Exhibits ......................................................... 36-37

        Signature ................................................................    38

                     STANADYNE CORPORATION AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              (UNAUDITED)
                                                                Company        Predecessor
                                                              September 30,    December 31,
                                                                  2004            2003
                                                               -----------     -----------
                                          ASSETS
Current assets:
   Cash and cash equivalents                                   $     1,568     $    17,977
   Accounts receivable, net of allowance for uncollectible
      accounts of $714 at September 30, 2004 and $588
      at December 31, 2003                                          60,178          38,903
   Inventories, net                                                 42,216          30,094
   Prepaid expenses and other current assets                         3,049           2,552
   Deferred income taxes                                             7,941           4,471
                                                               -----------     -----------
            Total current assets                                   114,952          93,997

Property, plant and equipment, net                                 131,835         106,250
Goodwill                                                           146,893          70,819
Intangible and other assets, net                                   109,631           8,390
Due from Stanadyne Automotive Holding Corp.                             --           4,269
                                                               -----------     -----------
            Total assets                                       $   503,311     $   283,725
                                                               ===========     ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                            $    29,425     $    22,719
   Accrued liabilities                                              39,619          31,249
   Current maturities of long-term debt                              3,611           6,523
   Current installments of capital lease obligations                   287             280
                                                               -----------     -----------
            Total current liabilities                               72,942          60,771

Long-term debt, excluding current maturities                       228,121          88,631
Deferred income taxes                                               48,635              --
Capital lease obligations, excluding current installments              517             653
Other noncurrent liabilities                                        45,436          51,332
                                                               -----------     -----------
            Total liabilities                                      395,651         201,387
                                                               -----------     -----------

Minority interest in consolidated subsidiary                           176             238
Commitments and contingencies                                           --              --

Stockholders' equity:
   Common stock                                                         --              --
   Additional paid-in capital                                      105,000          59,858
   Other accumulated comprehensive income                              178           1,479
   Retained earnings                                                 2,306          20,763
                                                               -----------     -----------
            Total stockholders' equity                             107,484          82,100
                                                               -----------     -----------
         Total liabilities and stockholders' equity            $   503,311     $   283,725
                                                               ===========     ===========

            See notes to condensed consolidated financial statements.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                           Company               Predecessor
                                                           -------               -----------
                                                       August 6, 2004    July 1, 2004     Three Months
                                                           through          through          Ended
                                                        September 30,      August 5,      September 30,
                                                            2004             2004             2003
                                                         -----------      -----------      -----------
Net sales                                                $    57,377      $    29,076      $    70,007
Cost of goods sold                                            43,906           26,439           58,734
                                                         -----------      -----------      -----------
Gross profit                                                  13,471            2,637           11,273

Selling, general and administrative expenses                   5,073            2,919            7,208
Amortization of intangibles                                      678               62              367
Transactions related costs                                        --           22,702               --
Management fees                                                  114              106              275
                                                         -----------      -----------      -----------
Operating income (loss)                                        7,606          (23,152)           3,423

Other income (expenses):
   Interest, net                                              (3,463)            (843)          (2,295)
                                                         -----------      -----------      -----------
Income (loss) before income taxes (benefit) and
  minority interest                                            4,143          (23,995)           1,128

Income taxes (benefit)                                         1,858           (7,366)             630
                                                         -----------      -----------      -----------
Income (loss) before minority interest                         2,285          (16,629)             498

Minority interest in loss of consolidated subsidiary              21                7               78
                                                         -----------      -----------      -----------
Net income (loss)                                        $     2,306      $   (16,622)     $       576
                                                         ===========      ===========      ===========

            See notes to condensed consolidated financial statements.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                           Company               Predecessor
                                                           -------               -----------
                                                       August 6, 2004   January 1, 2004    Nine Months
                                                           through          through          Ended
                                                        September 30,      August 5,      September 30,
                                                             2004             2004             2003
                                                         -----------      -----------      -----------
Net sales                                                $    57,377      $   203,100      $   214,341
Cost of goods sold                                            43,906          162,665          173,680
                                                         -----------      -----------      -----------
Gross profit                                                  13,471           40,435           40,661

Selling, general and administrative expenses                   5,073           19,199           21,513
Amortization of intangibles                                      678              389            1,106
Transactions related costs                                        --           22,702               --
Management fees                                                  114              656              825
                                                         -----------      -----------      -----------
Operating income (loss)                                        7,606           (2,511)          17,217

Other income (expenses):
   Gain from extinguishment of debt                               --               --              813
      Interest, net                                           (3,463)          (5,114)          (6,977)
                                                         -----------      -----------      -----------
Income (loss) before income taxes (benefit) and
   minority interest                                           4,143           (7,625)          11,053

Income taxes (benefit)                                         1,858           (2,105)           4,430
                                                         -----------      -----------      -----------
Income (loss) before minority interest                         2,285           (5,520)           6,623

Minority interest in loss of consolidated subsidiary              21               41              237
                                                         -----------      -----------      -----------
Net income (loss)                                        $     2,306      $    (5,479)     $     6,860
                                                         ===========      ===========      ===========


            See notes to condensed consolidated financial statements.

                     STANADYNE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                               Company                 Predecessor
                                                               -------                 -----------
                                                            August 6, 2004   January 1, 2004   Nine Months
                                                                through          through          Ended
                                                             September 30,      August 5,      September 30,
                                                                 2004             2004             2003
                                                              -----------      -----------      -----------
Cash flows from operating activities:
   Net income (loss)                                          $     2,306      $    (5,479)     $     6,860
   Adjustments to reconcile net income (loss) to net
     cash (used in) provided by operating activities:
      Depreciation and amortization                                 3,378           11,974           15,067
      Amortization of debt issuance costs                             308              430              753
      Deferred income taxes (benefit)                               1,790           (4,551)             667
      Loss applicable to minority interest                            (21)             (41)            (237)
      Loss on disposal of property, plant and equipment                73              187               28
      Changes in operating assets and liabilities                 (35,708)          17,543           (1,853)
                                                              -----------      -----------      -----------
      Net cash (used in) provided by
        operating activities                                      (27,874)          20,063           21,285
                                                              -----------      -----------      -----------

Cash flows from investing activities:
  Capital expenditures                                             (2,163)          (6,361)          (7,585)
  Proceeds from disposal of property, plant and equipment              --                5                2
  Acquisition, net of cash acquired                              (225,492)              --               --
                                                              -----------      -----------      -----------
      Net cash used in investing activities                      (227,655)          (6,356)          (7,583)
                                                              -----------      -----------      -----------
Cash flows from financing activities:
  Contribution to capital                                         105,000
  Payments of financing fees                                      (15,946)
  Proceeds from long-term debt                                    225,000
  (Payments) proceeds on foreign term loan                             --             (173)           1,451
  Net proceeds on revolving credit facilities                       2,750               --               --
  Net proceeds on foreign overdraft facilities                       (487)             476              527
  Principal payments on long-term debt                            (88,321)          (2,679)         (10,833)
  Payments of capital lease obligations                               (17)            (127)             (96)
  Proceeds from investment by minority interest                        --               --              251
                                                              -----------      -----------      -----------
      Net cash provided by (used in) financing activities         227,979           (2,503)          (8,700)
                                                              -----------      -----------      -----------
Cash and cash equivalents:
  Net (decrease) increase in cash and cash equivalents            (27,550)          11,204            5,002
  Effect of exchange rate changes on cash                             (98)              35             (761)
  Cash and cash equivalents at beginning of period                 29,216           17,977            4,683
                                                              -----------      -----------      -----------
  Cash and cash equivalents at end of period                  $     1,568      $    29,216      $     8,924
                                                              ===========      ===========      ===========


            See notes to condensed consolidated financial statements.

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


(1) SIGNIFICANT ACCOUNTING POLICIES

Description of Business. Stanadyne Corporation (the "Company"), is a wholly-owned subsidiary of Stanadyne Automotive Holding Corp. ("Holdings"). Holdings is owned by KSTA Holdings, Inc. ("KSTA") and a majority of the outstanding equity of KSTA is owned by funds managed by Kohlberg Management IV, L.L.C., an affiliate of Kohlberg and Company L.L.C. ("Kohlberg"). Prior to August 6, 2004, a majority of the outstanding equity of Holdings was owned by American Industrial Partners Capital Fund II, L.P. ("AIP").

Basis of Presentation. On August 6, 2004, stockholders of the Company's parent Holdings, led by AIP, completed the sale of all of their stock to KSTA Acquisition, LLC, an affiliate of Kohlberg Management IV, L.L.C., for $221.4 million. In addition to AIP, the selling stockholders included certain current and former members of management of the Company. Immediately following this transaction, KSTA Acquisition, LLC distributed all of the stock of Holdings to its parent, KSTA, and merged with and into the Company, which continues as the surviving corporation. As a result, KSTA owns 100% of the stock of Holdings. The stock purchase and the related transactions, including the issuance of new senior subordinated notes, the entering into a new senior secured credit facility, the repayment of certain existing indebtedness, including the tender for certain outstanding senior subordinated promissory notes by KSTA Acquisition, LLC, and the payment of related fees and expenses are collectively defined as the "Transactions."

The financial statements of Stanadyne Corporation and Subsidiaries are presented as "Predecessor" for operations prior to the August 6, 2004 Transactions (See
Note 2) and "Company" for operations after the Transactions.

The financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation for the periods presented. The Company's quarterly results are subject to fluctuation; consequently the results of operations and cash flows for any quarter are not necessarily indicative of the results and cash flows for any future period.

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

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


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

In connection with the Transactions, Holdings amended the terms of the Management Stock Option Plan to provide for vesting of all unvested options and purchased all of the outstanding stock options requiring a charge to earnings in the third quarter of 2004 of approximately $14.3 million reflected as Transactions related costs in the condensed consolidated statement of operation of the Predecessor for the 2004 periods presented.

Following the Transactions in the third quarter of 2004, KSTA established the 2004 Equity Incentive Plan ("Option Plan") to provide for the award of non-qualified stock options to attract and retain persons who are in a position to make a significant contribution to the success of the Company and its subsidiaries. A total of 14,740,000 options to purchase KSTA common stock were awarded to certain members of management as of September 30, 2004. The exercise price of these options equaled the fair value of the common stock of KSTA on the date of the Transactions. Accordingly, no compensation cost is associated with the issuance of these options.

Pro forma information regarding net income is presented below as if the Company had accounted for its employee stock options under the fair value method using SFAS No. 123:

                                                                            Predecessor
                                                                            -----------
                                                  Company          Three Months     Nine Months
                                              August 6, 2004 to       Ended           Ended
                                                September 30,      September 30,   September 30,
                                                     2004               2003           2003
                                                     ----               ----           ----
Net income as reported                           $     2,306        $       576     $     6,860

Stock based compensation using Black-Scholes
   option valuation model, net of related
   tax effects                                           147                100             153
                                                 -----------        -----------     -----------
Pro forma net income                             $     2,159        $       476     $     6,707
                                                 ===========        ===========     ===========

The pro forma effects of compensation costs on net income under the fair value method for the period from January 1, 2004 to August 5, 2004 and July 1, 2004 to August 5, 2004, respectively, of the Predecessor have not been presented since all options were purchased and expensed in these periods.

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


(2) CHANGE IN CONTROL

a. OVERVIEW

On August 6, 2004, stockholders of the Company's parent Holdings, led by AIP, completed the sale of all of their stock to KSTA Acquisition, LLC, an affiliate of Kohlberg Management IV, L.L.C. Immediately following this transaction, KSTA Acquisition, LLC distributed all of the stock of Holdings to its parent, KSTA Holdings, Inc. and merged with and into the Company, which continues as the surviving corporation.

b. TRANSACTIONS

The amounts necessary to consummate the Transactions totaled approximately $330 million, including approximately $221.4 million to purchase all of the outstanding stock of Holdings, approximately $88.3 million to repay existing indebtedness, approximately $20.0 million in related fees and expenses, and approximately $0.3 million in net change in cash balances.

The Transactions were financed as follows:

- a cash common equity investment of $105 million in Holdings by an investor group led by funds managed by Kohlberg Management IV, L.L.C. and certain members of management of the Company;

- KSTA Acquisition, LLC and the Company issued new senior subordinated notes to various qualified institutional buyers for $160 million (see Note 5);

- KSTA Acquisition, LLC and the Company borrowed $65 million under a new six year term loan senior secured credit facility (see Note 5).

c. ALLOCATION OF PURCHASE PRICE

The Transactions have been accounted for using the purchase method of accounting, whereby the purchase cost has been allocated to the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed with the excess identified as goodwill, as set forth in the table below. The consolidated goodwill resulting from the transaction was approximately $146.9 million. Fair values are based on valuations and other studies that are substantially complete. The Company does not expect that the effect of any final adjustments to such valuations and studies will result in material adjustment to the purchase price allocation. The fair value of the purchase price has been allocated as of August 6, 2004 as follows:

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


Current assets                                    $111,297
Property, plant and equipment                      132,113
Goodwill                                           146,893
Intangible and other assets                        110,609
Deferred income taxes                                7,221
                                                  --------
Total assets acquired                              508,133
                                                  --------

Current liabilities                                 61,674
Capital lease obligations                              811
Foreign debt                                         4,429
Senior subordinated notes (Old Notes)               11,793
Long term deferred income taxes                     46,132
Pension and other post-retirement liabilities       53,097
Other long term liabilities                            197
                                                  --------
Total liabilities                                  178,133
                                                  --------
Net assets acquired                               $330,000
                                                  ========

The current assets included $23.0 million of acquired cash, with $11.8 million used for the settlement of the 10.25% Senior Subordinated Notes (the "Old Notes") (See Note 5).

The intangible assets totaling $110.6 million included $51.1 million of non-amortizing trademarks and trade names, $15.9 million of debt issuance costs with an average useful life of 8.6 years, $24.3 million of technology with an average useful life of 12.8 years, and $18.6 million assigned to customer relationships with an estimated useful life of 10 years.

d. PRO FORMA INFORMATION

Presented below are unaudited pro forma data for the three months and nine months periods ended September 30, 2004 and 2003, after giving effect to the Transactions as if they had occurred on January 1, and July 1, 2004 and 2003, respectively. The pro forma adjustments give consideration to (a) the allocation of the August 6, 2004 purchase price, (b) the Company's new capital structure, and (c) the new Kohlberg management fee.

                                           Unaudited Pro Forma Data
                                           ------------------------
                               Three Months Ended            Nine Months Ended
                                  September 30,                September 30,
                                  -------------                -------------
                               2004           2003           2004           2003
                               ----           ----           ----           ----
Net sales                   $  86,453      $  70,007      $ 260,477      $ 214,341
Operating (loss) income       (16,945)         2,343            814         14,673
Net loss                    $ (16,120)     $  (1,943)     $ (10,704)     $    (764)

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


The unaudited pro forma financial information is presented for informational purposes only and does not purport to represent what the Company's results of operations would have been if the Transactions had taken place as of the dates indicated, or what such results will be for any future period.

(3) INVENTORIES

Components of inventories are as follows:

                                          As of            As of
                                      September 30,     December 31,
                                          2004             2003
                                      -------------     ------------
Raw materials and purchased parts     $      16,185     $      8,025
Work-in-process                              18,599           14,506
Finished goods                                7,432            7,563
                                      -------------     ------------
                                      $      42,216     $     30,094
                                      =============     ============

(4) INCOME TAXES

The Company had an effective income tax rate of 44.8% for the period from August 6, 2004 to September 30, 2004 and an effective tax rate of 27.6% for the period January 1, 2004 to August 5, 2004, compared to 40.1% for the first nine months of 2003. In the period from August 6, 2004 to September 30, 2004 the Company recorded $1.9 million of tax expense on a pre-tax income of $4.1 million and for the period January 1, 2004 to August 5, 2004, the Company recorded $2.1 million of tax benefit on a pre-tax loss of $7.6 million. In the nine months ended September 30, 2003, the Company recorded $4.4 million of tax expense on a pre-tax income of $11.1 million. Taxes for 2003 include $0.7 million for a valuation allowance associated with foreign net operating loss carry-forwards in SpA that expired in 2003 without utilization. The Company received U.S. income tax benefits for export sales in all periods. The tax rate for 2004 included the transaction costs related to the Transactions (see Note 2). The Company applies the estimated annual tax rate to the quarterly earnings to provide consistent quarterly tax rates based on the estimated effective tax rate for the year. To the extent there are differences between components of planned and actual net income, the estimated annual tax rate for the year could change and, in turn, have an impact on future quarterly tax rates.

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


(5) LONG-TERM DEBT

On August 6, 2004 the Company issued new senior subordinated notes (the "New Notes") totaling $160 million. The New Notes bear interest of 10%, payable semi-annually and will mature on August 15, 2014. Payment of the New Notes is an obligation of the Company and is guaranteed by its subsidiaries. Additionally, the New Notes are subject to covenants including limitations on indebtedness, liens, and dividends or other distributions to stockholders.

Following the Transactions, the Company purchased $54.5 million of its old senior subordinated notes issued in 1997 (the "Old Notes") based on the terms of a tender offer dated July 19, 2004. An $11.5 million outstanding balance of the Old Notes was called by the Company according to the terms of the original indenture and purchased on September 7, 2004.

The Company had $160.0 million of the New Notes at an interest rate of 10.0% outstanding at September 30, 2004 and $66.0 million of Old Notes at an interest rate of 10.25% outstanding at December 31, 2003. The Old Notes were due on December 15, 2007. On January 15, 2003, the Company retired $5.0 million in Old Notes resulting in a $0.8 million gain after the write off of unamortized debt issuance costs of $0.1 million. See Part I, Item 2 - Change in Control of Company's Parent, for information on the tender offer for these Old Notes.

The Old Notes issued by the Company were guaranteed jointly, fully, severally and unconditionally by certain subsidiaries of the Company. After the completion of the tender offer of the Old Notes, these guarantees were extinguished.

The Company also refinanced its existing senior bank facility comprised of a term loan (the "Old Term Loan") and revolving credit line (the "Old Revolving Credit Line"). The Company borrowed $65 million under a new six year term loan with various lenders (the "New Term Loan") which bears interest at prime plus 2.5% or Libor plus 3.5%, at the discretion of the Company, with certain limitations. Principal payments of $0.2 million are due quarterly with a final payment of the unamortized balance due on August 6, 2010. The Company also negotiated a "New Revolving Credit Line" of $35 million, which bears interest at prime plus 1.25% or Libor plus 2.25%, at the discretion of the Company, with certain limitations, and is payable on August 6, 2009.

The Company had $65.0 million of New Term Loan and $25.0 million of Old Term Loan outstanding at September 30, 2004 and December 31, 2003, respectively. The relative interest rates on September 30, 2004 ranged from 5.34% to 7.25%. The Company had borrowings of $2.8 against the New Revolving Credit Line at September 30, 2004 and no borrowings against the Old Revolving Credit Line at December 31, 2003. The amount available for borrowing was $25.4 million and $24.7 million at September 30, 2004 and December 31, 2003, respectively.

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

The New Term Loan is governed by a Credit and Guaranty Agreement dated August 6, 2004 and the New Revolving Credit Facility is governed by a Revolving Credit and Guaranty Agreement dated August 6, 2004 (together, the "Senior Credit Facilities"). The Senior Credit Facilities are guaranteed by Holdings and Precision Engine Products Corp. The Senior Credit Facilities are secured by substantially all of the domestic assets of the Company. The New Revolving Credit Line requires that the Company maintain a minimum fixed charge coverage ratio if available borrowings fall below $5.0 million. This covenant was not applicable as of the September 30, 2004 measurement date.

Indebtedness in overseas operations included $2.6 million in overdraft borrowings at SpA outstanding at September 30, 2004 and also December 31, 2003. The Company also had $1.4 million and $1.5 million in foreign borrowings at SAPL outstanding at September 30, 2004 and December 31, 2003, respectively.

(6) GOODWILL , INTANGIBLE ASSETS AND OTHER ASSETS

Goodwill for the Precision Products & Technologies Group segment ("Precision Products") was $112.5 million and $59.4 million at September 30, 2004 and December 31, 2003, respectively. Goodwill for the Precision Engine Products segment ("Precision Engine") was $34.4 million and $11.4 million at September 30, 2004 and December 31, 2003, respectively. The change in goodwill balances between periods is due to the Transactions on August 6, 2004.

Major components of intangible and other assets at September 30, 2004 and December 31, 2003 are listed below:

                              As of September 30, 2004      As of December 31, 2003
                              ------------------------      -----------------------
                               Gross                        Gross
                              Carrying     Accumulated     Carrying     Accumulated
                               Value      Amortization       Value      Amortization
                               -----      ------------       -----      ------------
Trademarks / Trade names     $  51,100     $        --     $   1,027     $       371
Technology / Patents            24,300             391         9,809           7,681
Debt issuance costs             15,946             308         4,886           2,105
Pension intangible asset            --              --         1,604              --
Customer contracts              18,600             284         1,310           1,134
Deferred income taxes               --              --           335              --
Other                              671               3           793              83
                             ---------     -----------     ---------     -----------
                             $ 110,617     $       986     $  19,764     $    11,374
                             =========     ===========     =========     ===========

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


Amortization expense of intangible assets was $678 for the period from August 6, 2004 to September 30, 2004, $389 for the period from January 1, 2004 to August 5, 2004 and $62 for the period from July 1, 2004 to August 5, 2004. Amortization of intangible assets for the three and nine months ended September 30, 2003 was $367 and $1,106, respectively. Estimated annual amortization expense of intangible assets is expected to be $1,786 for the period from August 6, 2004 to December 31, 2004, $4,774 in 2005, $4,147 in 2006, $4,096 in 2007 and $3,599 in
2008.

Amortization of debt issuance costs of $308, $430 and $71 is included as interest expense in the accompanying condensed consolidated statements of operations for the periods August 6, 2004 to September 30, 2004, January 1, 2004 to August 5, 2004 and July 1, 2004 to August 5, 2004.

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

The changes in the Company's warranty accrual is provided below:

                                              Company                                Predecessor
                                              -------       ----------------------------------------------------------------
                                          August 6, 2004    July 1, 2004     Three Months    January 1, 2004    Nine Months
                                              through          through          Ended            through           Ended
                                           September 30,      August 5,      September 30,      August 5,       September 30,
                                               2004             2004             2003             2004             2003
                                            -----------      -----------      -----------      -----------      -----------
Warranty liability, beginning of period     $     1,762      $     1,871      $     1,613      $     1,842      $     1,875
Warranty expense based on products sold             127               76              210              491              630
Adjustments to warranty estimates                    24               64             (150)             122             (450)
Warranty claims paid                               (179)            (249)            (152)            (693)            (534)
                                            -----------      -----------      -----------      -----------      -----------
Warranty liability, end of period           $     1,734      $     1,762      $     1,521      $     1,762      $     1,521
                                            ===========      ===========      ===========      ===========      ===========

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


The Company's warranty accrual is included as a component of accrued liabilities on the condensed consolidated balance sheets.

(8) COMPREHENSIVE INCOME

The Company's comprehensive income is as follows:

                                                    Company                                  Predecessor
                                                    -------        --------------------------------------------------------------
                                                 August 6, 2004    July 1, 2004    Three Months    January 1, 2004   Nine Months
                                                     through         through          Ended            through          Ended
                                                  September 30,     August 5,      September 30,      August 5,      September 30,
                                                      2004            2004             2003             2004             2003
                                                   -----------     -----------      -----------      -----------      -----------
Net income (loss)                                  $     2,306     $   (16,622)     $       576      $    (5,479)     $     6,860
Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustments                178            (406)          (2,012)             (26)           2,220
                                                   -----------     -----------      -----------      -----------      -----------
Comprehensive income (loss)                        $     2,484     $   (17,028)     $    (1,436)     $    (5,505)     $     9,080
                                                   ===========     ===========      ===========      ===========      ===========

(9) SEGMENTS

The Company has two reportable segments, Precision Products and Precision Engine. Precision Products manufactures its own proprietary products including pumps for gasoline and diesel engines, injectors and filtration systems for diesel engines, and various non-proprietary products manufactured under contract for other companies. The Company's proprietary products currently account for the majority of Precision Products sales. This segment accounted for approximately 83% for the period from August 6 to September 30, 2004, 83% for the period from January 1, 2004 to August 5, 2004 and 80% for the period from July 1, 2004 to August 5, 2004 of the Company's total 2004 revenues. This segment accounted for approximately 77% and 76% of the Company's total revenues for the three months and nine months ended September 30, 2003, respectively.

Precision Engine manufactures roller-rocker arms, hydraulic valve lifters and lash adjusters primarily for gasoline engines. This segment accounted for approximately 17% for the period from August 6 to September 30, 2004, 17% for the period from January 1, 2004 to August 5, 2004 and 20% for the period from July 1, 2004 to August 5, 2004 of the Company's total 2004 revenues. This segment accounted for approximately 23% and 24% of the Company's total revenues for the three months and nine months ended September 30, 2003, respectively.

The Company's reportable segments are strategic business units that offer similar products (engine parts) to customers in related industries (agricultural, industrial and automotive engine manufacturers). The Company considers Precision Products and Precision Engine to be two

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


distinct segments because the operating results of each are compiled, reviewed and managed separately by the Company's chief operating officer.

The following summarizes key information used by the Company in evaluating the performance of each segment for the Company as of and for the period from August 6 to September 30, 2004 and for the Predecessor as of and for the nine months ended September 30, 2003 and for the periods July 1, 2004 to August 5, 2004, January 1, 2004 to August 5, 2004 and for the three months ended September 30, 2003:

                                                                    Company
                                                                    -------
                                        As of and For the Period August 6, 2004 through September 30, 2004
                                        ------------------------------------------------------------------
                                           Precision       Precision
                                            Products        Engine         Eliminations       Totals
                                            --------        ------         ------------       ------
Net sales                                 $    47,827     $     9,610      $       (60)     $    57,377
Gross profit (loss)                            13,527             (56)              --           13,471
Depreciation and amortization expense           2,867             511               --            3,378
Operating income (loss)                         8,237            (631)              --            7,606
Net income (loss)                               3,611          (1,305)              --            2,306
Total assets                                  439,288          77,844          (13,821)         503,311
Total capital expenditures                      1,712             451               --            2,163

                                                                  Predecessor
                                                                  -----------
                                                For the Period July 1, 2004 through August 5, 2004
                                                --------------------------------------------------
                                           Precision       Precision
                                            Products        Engine         Eliminations       Totals
                                            --------        ------         ------------       ------
Net sales                                 $    24,170      $     4,936      $       (30)     $    29,076
Gross profit (loss)                             3,369             (732)              --            2,637
Depreciation and amortization expense           1,748              308               --            2,056
Operating loss                                (22,271)            (881)              --          (23,152)
Net (loss) income                             (16,680)              58               --          (16,622)
Total capital expenditures                      2,057               78               --            2,135

                                                                   Predecessor
                                                                   -----------
                                                  For the Three Months Ended September 30, 2003
                                                  ---------------------------------------------
                                           Precision       Precision
                                            Products        Engine         Eliminations       Totals
                                            --------        ------         ------------       ------
Net sales                                 $    54,166     $    15,848      $        (7)     $    70,007
Gross profit                                   10,929             344               --           11,273
Depreciation and amortization expense           4,261             850               --            5,111
Operating income (loss)                         4,068            (645)              --            3,423
Net income (loss)                                 723            (147)              --              576
Total capital expenditures                      1,705             518               --            2,223

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                  Predecessor
                                                                  -----------
                                               For Period January 1, 2004 through August 5, 2004
                                               -------------------------------------------------
                                           Precision       Precision
                                            Products        Engine         Eliminations       Totals
                                            --------        ------         ------------       ------
Net sales                                 $   168,060      $    35,168      $      (128)     $   203,100
Gross profit (loss)                            40,950             (515)              --           40,435
Depreciation and amortization expense          10,038            1,936               --           11,974
Operating income (loss)                            95           (2,606)              --           (2,511)
Net loss                                       (3,740)          (1,739)              --           (5,479)
Total capital expenditures                      5,926              435               --            6,361

                                                                Predecessor
                                                                -----------
                                            As of and For the Nine Months Ended September 30, 2003
                                            ------------------------------------------------------
                                           Precision       Precision
                                            Products        Engine         Eliminations       Totals
                                            --------        ------         ------------       ------
Net sales                                 $   162,102     $    52,246     $        (7)     $   214,341
Gross profit                                   35,759           4,902              --           40,661
Depreciation and amortization expense          12,586           2,481              --           15,067
Operating income                               14,725           2,492              --           17,217
Net income                                      5,473           1,387              --            6,680
Total assets                                  250,382          47,422         (18,824)         278,980
Total capital expenditures                      6,589             996              --            7,585

(10) PENSIONS AND OTHER POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE

PENSIONS

The Company has a noncontributory defined benefit pension plan for eligible domestic employees and also has two nonqualified plans, which are designed to supplement the benefits payable to designated employees. The components of the net periodic benefit costs for the periods shown were as follows:

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                          Company                                 Predecessor
                                          -------       ----------------------------------------------------------------
                                      August 6, 2004    July 1, 2004     Three Months    January 1, 2004    Nine Months
                                          through          through          Ended           through            Ended
                                       September 30,      August 5,      September 30,      August 5,      September 30,
                                           2004             2004             2003             2004              2003
                                        -----------      -----------      -----------      -----------      -----------
Service cost                            $       476      $       301      $       716      $     1,854      $     2,149
Interest cost                                   744              470            1,147            2,898            3,440
Expected return on plan assets                 (623)            (403)            (821)          (2,486)          (2,463)
Amortization of prior service costs              --               17               43              103              130
Recognized net actuarial loss                    --                5              101               33              301
                                        -----------      -----------      -----------      -----------      -----------
Net periodic pension cost               $       597      $       390      $     1,186      $     2,402      $     3,557
                                        ===========      ===========      ===========      ===========      ===========

The pension assets and liabilities were remeasured as of the closing date of the Transactions, resulting in an accrued liability equal to the funded status of the plans. As a result, $11.9 million of unrecognized actuarial losses existing prior to the Transactions were eliminated.

It is the policy of the Company to fund the pension plan in an amount at least equal to the minimum required contribution as determined by the plan's actuaries, but not in excess of the maximum tax-deductible amount under Section 404 of the Internal Revenue Code. The Company may make discretionary contributions of any amount within this range based on financial circumstances and strategic considerations, which typically vary from year to year. The Company contributed $1.8 million on September 30, 2004 and will not be required to make any further contributions this year.

POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE

The Company and its domestic subsidiaries currently make available certain health care and life insurance benefits for eligible retired employees. The components of the net periodic benefit costs for the periods shown were as follows:

                                           Company                                Predecessor
                                           -------       ---------------------------------------------------------------
                                       August 6, 2004    July 1, 2004    Three Months    January 1, 2004    Nine Months
                                           through         through          Ended            through           Ended
                                        September 30,     August 5,      September 30,      August 5,      September 30,
                                            2004            2004             2003             2004             2003
                                         -----------     -----------      -----------      -----------      -----------
Service cost                             $        36     $        23      $        78      $       142      $       233
Interest cost                                    102              64              232              396              845
Amortization of prior service costs               --            (258)            (666)          (1,590)          (1,555)
Recognized net actuarial loss                     --              --               46               --              108
                                         -----------     -----------      -----------      -----------      -----------
Net periodic postretirement benefits
   (income) cost                         $       138     $      (171)     $      (310)     $    (1,052)     $      (369)
                                         ===========     ===========      ===========      ===========      ===========

The postretirement benefit liabilities were remeasured as of the closing date of the Transactions, resulting in an accrued postretirement benefit liability equal to the benefit

                     STANADYNE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


obligation of the plan, and $9.9 million of unrecognized actuarial gains existing prior to the Transactions were eliminated.

The Company has elected to defer recognition of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 ("the Act") as permitted under FASB Staff Position FAS 106-2. The Company has already taken steps to limit its costs for postretirement health care benefits; any reductions in postretirement benefit costs resulting from the Act are not expected to be material.

                     STANADYNE CORPORATION AND SUBSIDIARIES


ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

CHANGE IN CONTROL OF COMPANY'S PARENT:

On August 6, 2004, stockholders of the Company's parent Holdings, led by American Industrial Partners Capital Fund II, L.P. ("AIP"), completed the sale of all of their stock to KSTA Acquisition, LLC, an affiliate of Kohlberg Mangement IV, L.L.C., for $221.4 million. In addition to AIP, the selling stockholders included certain current and former members of management of the Company. Immediately following this transaction, KSTA Acquisition, LLC distributed all of the stock of Holdings to its parent, KSTA Holdings, Inc. ("KSTA") and merged with and into the Company, which continues as the surviving corporation. As a result, KSTA owns 100% of the stock of Holdings. The stock purchase and the related transactions, including the issuance of the New Notes, the entering into the Senior Credit Facilities, the repayment of certain existing indebtedness, including the tender for the Old Notes by KSTA Acquisition, LLC, and the payment of related fees and expenses are collectively defined as the "Transactions."

The amounts necessary to consummate the Transactions totaled approximately $330 million, including approximately $221.4 million to purchase all of the outstanding stock of Holdings, approximately $88.3 million to repay existing indebtedness, approximately $20.0 million in related fees and expenses, and approximately $0.3 million in net change in cash balances.

The Transactions were financed as follows:

- a cash common equity investment of $105 million in Holdings by an investor group led by funds managed by Kohlberg Management IV, L.L.C. and certain members of management of the Company;

- KSTA Acquisition, LLC and the Company issued the New Notes to various qualified institutional buyers for $160 million;

-     KSTA Acquisition, LLC and the Company borrowed $65 million of New Term
      Loans.

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

Following the Transactions, the Company purchased $54.5 million of the Old Notes under the terms of a tender offer dated July 19, 2004. The $11.5 million balance of the

                     STANADYNE CORPORATION AND SUBSIDIARIES


outstanding Old Notes was called by the Company according to the terms of the original indenture and purchased on September 7, 2004.

In connection with the Transactions, the Company amended the terms of the Management Stock Option Plan to provide for vesting of all unvested options and purchased all of the outstanding stock options requiring a charge in the third quarter of 2004 for approximately $14.3 million in the predecessor financial statements. Other Transactions related costs totaling $8.4 million were charged to earnings in the third quarter of 2004 in the predecessor financial statements.

Following the Transactions, the Company's board of directors was reconstituted. All of the directors serve until a successor is duly elected and qualified or until the earlier of his death, resignation or removal. There are no family relationships between any of the directors or executive officers.

                     NAME                           AGE
                     ----                           ---
                     Samuel P. Frieder               39
                     William D. Gurley               55
                     James A. Kohlberg               46
                     Christopher Lacovara            39
                     James D. Wiggins                56
                     Gordon H. Woodward              35

SAMUEL P. FRIEDER, Director. Mr. Frieder is a Principal of Kohlberg & Company, L.L.C., which he joined in 1989. He is a member of the board of directors of Allied Aerospace Engineering, Inc., Applied Graphics Technologies, Inc., CUSA Busways, L.L.C., Holley Performance Products, Inc., Innotek, Inc., Katy Industries, Inc., Nancy's Specialty Foods, Inc., Nevamar Company, L.L.C., Orion Food Systems, L.L.C., Redaelli Tecna, S.p.A, Simplicity Manufacturing, Inc. and KTTI Holding Company, Inc. He is also a member of the Management Committee of Katonah Capital, L.L.C. Mr. Frieder received an A.B. from Harvard College.

WILLIAM D. GURLEY, President, Chief Executive Officer and Director. Mr. Gurley came to Precision Products in 1984 as Vice President of Marketing and Planning and was promoted in 1987 to the position of Vice President, Marketing and Product Engineering. In 1989, Mr. Gurley was promoted to the position of Executive Vice President, Marketing, Engineering and Operations. At that time, he was elected as a director. In 1995, he was promoted to his current position. Prior to joining Stanadyne, he worked for the Garrett Corporation's Automotive Products Company (now a portion of Allied Signal purchased by Honeywell) in a series of sales and management positions. Mr. Gurley subsequently became the President and General Manager of its Japanese subsidiary. Before Garrett Corporation, he worked at the Packard Electric Division, General Motors in engineering, manufacturing and sales positions. Mr. Gurley holds a B.S. in mechanical engineering from Rose Hulman Institute of Technology and an M.B.A. degree from Pepperdine University.

JAMES A. KOHLBERG, Director. Mr. Kohlberg is a Managing Principal of Kohlberg & Company, L.L.C., which he co-founded in 1987. He is a member of the board of directors of

                     STANADYNE CORPORATION AND SUBSIDIARIES


Allied Aerospace Engineering, Inc., Applied Graphics Technologies, Inc., CUSA Busways, L.L.C., Holley Performance Products, Inc., Innotek, Inc., Katy Industries, Inc., Nancy's Specialty Foods, Inc., Nevamar Company, L.L.C., Orion Food Systems, L.L.C. and KTTI Holding Company, Inc. Mr. Kohlberg received a B.A. from Golden Gate University and an M.B.A. from New York University.

CHRISTOPHER LACOVARA, Director. Mr. Lacovara is a Principal of Kohlberg & Company, L.L.C., which he joined in 1988. He is a member of the board of directors of Allied Aerospace Engineering, Inc., Applied Graphics Technologies, Inc., CUSA Busways, L.L.C., Holley Performance Products, Inc., Innotek, Inc., Katy Industries, Inc., Nancy's Specialty Foods, Inc., Orion Food Systems, L.L.C, Redaelli Tecna, S.p.A. and KTTI Holding Company, Inc. He is also a member of the Management Committee of Katonah Capital, L.L.C. Mr. Lacovara received an A.B. from Harvard College, a B.E.E.S. from Hofstra University and an M.S. from Columbia University.

JAMES D. WIGGINS, Chairman. Mr. Wiggins is a Principal of Kohlberg & Company, L.L.C., which he joined in 2002. He also is currently Chairman and Chief Executive Officer of Holley Performance Products, Inc., a Kohlberg portfolio company. Prior to joining Kohlberg & Company, Mr. Wiggins was President and Chief Executive Officer of the Gates Group of Companies, a subsidiary of Tomkins PLC, which acquired Schrader-Bridgeport International, Inc. from Kohlberg & Company in 1998. Mr. Wiggins received a B.S.M.E. from Lawrence Technological University and an MBA from Ball State University.

GORDON H. WOODWARD, Director. Mr. Woodward is a Principal of Kohlberg & Company, L.L.C., which he joined in 1996. He is a member of the board of directors of CUSA Busways, L.L.C., Innotek, Inc., Nancy's Specialty Foods, Inc., Nevamar Company, L.L.C. and Redaelli Tecna, S.p.A. Mr. Woodward received an A.B. from Harvard College.

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

Amounts and percentages relating to 2004 in the following pages are presented on a combined basis of the Company and the Predecessor.

The Company's sales totaled $86.5 million and $260.5 million for the three and nine months ended September 30, 2004 respectively, representing increases of 23.5% and 21.5% when compared to the same periods of 2003. These increases reflect continued strong demand for the Company's products from the off-highway markets, where sales accounted for 64% of the total nine months year-to-date 2004 sales as compared to 60% for the first nine months of 2003. Sales to the original equipment manufacturers ("OEMs") and the service markets increased by $23.3 million or 19% and $23.0 million or 25.2%, respectively, for the first nine months of 2004 compared to the same period in 2003.

Performance by segment for the third quarter of 2004 was mixed, with continued increases in sales and earnings in the Precision Products segment contrasted by declines in the Company's predominantly on-highway Precision Engine segment.

Precision Products sales increased by $17.8 million for the three months ended September 30, 2004 when compared to the same period in 2003. Highlighted by a $9.6 million increase in year-to-year third quarter sales to Deere and Company ("Deere"), this improvement resulted from continued strength in the underlying demand for this segment's products in both the OEM and service markets. Operating income was negative for the three months ended September 30, 2004 due to $22.7 million of costs related to the Transactions, which, if excluded, would reflect operating income of $8.7 million or more than twice the result for the same period in 2003.

Precision Engine sales and operating income decreased by $1.3 million and $1.1 million, respectively, for the three months ended September 30, 2004 when compared to the same period in 2003. Although demand from DaimlerChrysler ("DCX") for valve-train actuator assembly ("VTAA's") increased in the third quarter of 2004, continued weakness in the aftermarket demand for hardenable iron tappets explained most of the lower sales result. Precision Engine entered into a multi-year arrangement with Madison-Kipp Corporation during the third quarter of 2004 as the sole supplier of certain components for VTAA's produced for DCX. We believe this change will reduce cost and improve quality in this segment.

                     STANADYNE CORPORATION AND SUBSIDIARIES


Although prior reporting periods were not significantly impacted, the third quarter gross profits in 2004 included $0.5 million in cost surcharges for purchased materials. The Company continues to act to minimize supply shortages in 2004 but cannot foresee the extent of the impact that may be felt on future earnings.

BASIS OF PRESENTATION

The following table displays unaudited performance details for the periods shown. The three months and nine months periods ending September 30, 2004 include the combined results of the Predecessor through August 5, 2004 and the Company beginning August 6, 2004. Net sales, cost of goods sold, gross profit, selling, general and administrative expense ("SG&A"), amortization of intangibles, Transactions related costs, management fees, operating income and net income of the Company are presented in thousands of dollars and as a percentage of net sales. Historical results and percentage relationships are not necessarily indicative of the results that may be expected for any future period.

                                        Three Months Ended September 30,                 Nine Months Ended September 30,
                                        --------------------------------                 -------------------------------
                                          2004                    2003                   2004                     2003
                                          ----                    ----                   ----                     ----
                                    $             %          $            %         $             %          $            %
                                  -----         -----      -----        -----     -----         -----      -----          -
Net sales                         86,453        100.0      70,007       100.0    260,477        100.0     214,341       100.0
Cost of goods sold                70,345         81.4      58,734        83.9    206,571         79.3     173,680        81.0
Gross profit                      16,108         18.6      11,273        16.1     53,906         20.7      40,661        19.0
SG&A                               7,992          9.2       7,208        10.3     24,272          9.3      21,513        10.0
Amortization of intangibles          740          0.9         367         0.5      1,067          0.4       1,106         0.5
Transactions related costs        22,702         26.3          --         0.0     22,702          8.7          --         0.0
Management fees                      220          0.3         275         0.4        770          0.3         825         0.4
Operating (loss) income          (15,546)       (18.0)      3,423         4.9      5,095          2.0      17,217         8.0
Net (loss) income                (14,316)       (16.6)        576         0.8     (3,173)        (1.2)      6,860         3.2

COMPARISON OF RESULTS OF OPERATIONS:

The Period August 6, 2004 through September 30, 2004 for the Company and the Period July 1, 2004 through August 5, 2004 for the Predecessor

Compared to

The Three Months Ended September 30, 2003

NET SALES. Net sales for the third quarter of 2004 totaled $86.5 million compared to $70.0 million in the third quarter of 2003, representing an increase of $16.5 million or 23.5%. The trends by operating segment, end markets and product lines for the third quarter of 2004, which are described below, are consistent with those experienced in the first six months of 2004.

                     STANADYNE CORPORATION AND SUBSIDIARIES


Sales by operating segment reflect an increase in third quarter 2004 Precision Products revenues of $17.8 million or 32.9% more than the same period in 2003, while Precision Engine revenues declined by $1.3 million or 8.2% during the same period.

Precision Products sales reflect continued strength in the underlying demand for this segment's products in both the OEM and service markets. Shipments to OEM's in the third quarter of 2004 increased by 30.8% or $8.3 million and shipments to the service markets increased by 35.0% or $9.6 million when compared to the third quarter of 2003. The strength in demand for diesel powered equipment in the agricultural and construction markets drove a 56.1% increase in third quarter business with Deere as compared to the same period in 2003. Precision Products recorded significant increases in third quarter sales of fuel filters, fuel pumps and fuel injectors. Third quarter shipments of diesel fuel pumps and injectors in 2004 and 2003 were $49.7 million versus $35.4 million, respectively. In addition to the added demand from Deere, this increase of $14.3 million or 40.3% was also driven by higher sales of fuel pumps for the Hummer and HUMMV vehicles produced by General Engine Products and the U.S. military. Sales of the Company's new Integrated Fuel System ("IFS") launched into production late last year, totaled $1.6 million in the third quarter of 2004. Sales of fuel filters totaled $18.6 million in the third quarter of 2004 or 25.5% more than the third quarter of 2003, with significant growth in both OEM and service market sales. Delivery of new automated assembly equipment for filter elements was delayed until the fourth quarter of 2004 due to scheduling problems with the machine manufacturer. Finally, the Precision Components and Assembly ("PCA") product line reported sales totaling $3.6 million in the third quarter of 2004, reflecting a slight decrease of $0.2 million from the same period in 2003.

Sales of valve train products produced by the Precision Engine segment totaled $14.5 million in the third quarter of 2004 and were $1.3 million or 8.2% less than the same period in 2003. Sales to OEM customers totaled $0.2 million less in the third quarter of 2004 versus the third quarter of 2003. An inventory adjustment by Tritec Motors, Ltda. resulted in a $1.3 million reduction in third quarter 2004 sales of roller rocker arms for the 1.6 liter engine produced in Brazil. This change was offset by $1.6 million increased demand in the third quarter of 2004 from DCX for VTAA's used in their 3.5 liter engine powering the Pacifica and 300 vehicles. The balance of the change in OEM sales was due to an expected decline of $0.5 million in tappets sold to Ford Motor Company related to the phase-out of production of the Escort. Aftermarket demand for hardenable iron tappets was $1.1 million lower in the third quarter of 2004 as compared to the same period a year ago.

GROSS PROFIT. Gross profit for the Company totaled $16.1 million and 18.6% of net sales in the third quarter of 2004, versus $11.3 million and 16.1% of net sales for the same period in 2003. Gross profit results by segment followed the changes in sales reported above with improved gross profit in Precision Products more than offsetting lower gross profit in Precision Engine.

The Precision Products segment recorded gross profit of $16.9 million or 23.5% of net sales in the third quarter of 2004, compared to $10.9 million or 20.2% of net sales recorded for the same

                     STANADYNE CORPORATION AND SUBSIDIARIES


period in 2003. All of this improvement was due to additional operating leverage from higher sales volumes in the third quarter of 2004 and a more favorable mix of higher margin aftermarket sales of filter and pump products. Gross profits were unfavorably impacted by higher manufacturing costs in the third quarter of 2004, due to cost premiums incurred for expedited production ramp up of the new IFS product and higher levels of overtime and inefficiencies associated with the significant increase in demand for virtually all of the segment's products. Material cost surcharges related to the increased global demand for raw materials totaled $0.2 million in the third quarter of 2004.

The Precision Engine segment recorded negative gross profits of $(0.8) million or (5.4)% of net sales in the third quarter of 2004 as compared to the gross profit of $0.4 million or 2.2% of net sales reported for the same period of 2003. All of the negative gross profit was recorded in July when reduced demand from both OEM and aftermarket customers combined with annual plant maintenance costs during the summer shutdown period to produce the loss. In August 2004, segment management introduced an Operational Performance Improvement Plan for the business that included several Lean Manufacturing, Six Sigma and competitive sourcing initiatives scheduled for implementation in 2004 and 2005. Gross profit results showed signs of improvement in August and September but were not large enough to erase the losses recorded in July. Material cost surcharges in this segment totaled $0.3 million in the third quarter of 2004 and are expected to continue to escalate through the balance of the year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). SG&A in the third quarter of 2004 totaled $8.0 million and 9.2% of net sales as compared to the $7.2 million and 10.3% of net sales reported for the same period of 2003. The $0.8 million increase was primarily due to third quarter 2004 increases of $0.2 million for expedited freight on sales costs in the Precision Products segment to support increases in customer schedules and $0.2 million higher post-retirement health care costs. The SG&A costs in the Precision Engine segment reflected a decrease of $0.1 million from third quarter 2003 to third quarter 2004 due mostly to a shift from foreign exchange losses of $0.1 million recorded in 2003 to foreign exchange gains of $0.2 million recorded in 2004, offset by $0.2 million higher post-retirement health care costs in the third quarter of 2004. Higher post-retirement health care costs in both segments in the third quarter of 2004 are the result of the elimination through purchase accounting of unamortized actuarial gains recorded as income prior to the Transactions.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets increased to $0.7 million in the third quarter of 2004 from $0.4 million in the third quarter of 2003. This increase reflected the additional amortization resulting from the valuation of the Company's intangible assets acquired through the Transactions.

TRANSACTION RELATED COSTS. The predecessor company incurred approximately $22.7 million of costs related to the Transactions in the third quarter of 2004. This amount included $16.3 million

                     STANADYNE CORPORATION AND SUBSIDIARIES


paid to certain members of management in connection with the settlement of outstanding stock options issued under the Management Stock Option Plan and other compensation related to the change of control; and $6.4 million for professional services and other fees incurred in support of the Transactions.

OPERATING (LOSS) INCOME. An operating loss for the third quarter of 2004 totaled $(15.5) million or (18.0)% of net sales versus operating income of $3.4 million or 4.9% for the same period in 2003. The change in operating income from year to year was driven primarily by the $22.7 million of transaction costs, which if excluded, would reflect an operating income result of $7.2 million and 8.3% of sales. Excluding transaction costs, results by segment reflect improvement in the Precision Products segment, where higher gross profits produced third quarter 2004 operating income of $8.7 million or 12.0% of net sales versus the $4.1 million or 7.5% of net sales in the third quarter of 2003. Lower gross profits recorded in the Precision Engine segment in the third quarter of 2004 resulted in an operating loss of $1.5 million or (10.4)% of net sales compared to an operating loss of $0.6 million or (4.1)% of net sales in the third quarter of 2003.

NET (LOSS) INCOME. Net losses in the third quarter of 2004 totaled $14.3 million due to the $22.7 million of transaction costs, which if excluded, would reflect a net income result of approximately $2.1 million versus $0.6 million for the same period in 2003. This improvement reflected the combined results of $3.8 million of higher operating income in 2004, offset by $2.0 million in higher interest expense due to higher debt, and increased income taxes on higher earnings.

The Period August 6, 2004 through September 30, 2004 for the Company and the Period January 1, 2004 through August 5, 2004 for the Predecessor

Compared to

The Nine Months Ended September 30, 2003

NET SALES. Net sales for the first nine months of 2004 totaled $260.5 million compared to $214.3 million in the first nine months of 2003, representing an increase of $46.1 million or 21.5%.

Sales by operating segment reflect an increase in the first nine months 2004 Precision Products revenues of $53.8 million or 33.2% more than the same period in 2003, while Precision Engine revenues declined by $7.5 million or 14.3% during the same period.

Precision Products sales for the first nine months of 2004 totaled $215.9 million, reflecting a 29.1% increase in shipments to OEM's and a 37.6% increase in sales to the aftermarket when compared to the same period of 2003. The growth in sales to OEM's resulted primarily from increased demand from Deere for diesel fuel injection equipment. Sales to Deere increased by $26.7 million in the first nine months of 2004 as compared to the same period of 2003. Included

                     STANADYNE CORPORATION AND SUBSIDIARIES


in this increase was $2.8 million of 2004 sales of the new IFS product. Sales for the first nine months of 2004 increased by $6.0 million from the same period of 2003 due primarily to the production ramp up for PCA products, with additional injector and filter sales contributing to the year-over-year increase as well. Fuel pump sales to General Engine Products for the Hummer vehicle increased by $1.3 million in the first nine months of 2004 versus 2003. Precision Products sales to the aftermarket in the first nine months of 2004 increased by $29.2 million when compared to the same period in 2003. In addition to the increased service demand from Deere, sales of filter replacement elements accounted for $9.9 million of added revenues, with much of the remainder of the increase due to $8.8 million higher demand for service pumps from General Motors Corporation and $3.5 million additional fuel pumps to the U.S. military.

Precision Engine segment sales were $7.5 million lower in the first nine months of 2004 compared to the same period in 2003. Sales to OEM customers decreased by $1.2 million in the first nine months of 2004. An inventory adjustment by Tritec Motors, Ltda. in the third quarter of 2004, resulted in a $1.3 million reduction in 2004 sales of roller rocker arms for the 1.6 liter engine produced in Brazil. This change was offset by $2.0 million increased demand in the first nine months of 2004 from DCX, primarily for VTAA's used in their 3.5 liter engine powering the Pacifica and 300 vehicles. The balance of the change in OEM sales was due to an expected decline of $2.3 million in tappets sold to Ford Motor Company related to the phase-out of production of the Escort. Aftermarket demand for hardenable iron tappets was $5.9 million lower in the first nine months of 2004 as compared to the same period a year ago due to customer inventory reductions early in the year and added competition from foreign suppliers.

GROSS PROFIT. Gross profit for the Company in the first nine months of 2004 improved to $53.9 million and 20.7% of net sales, from $40.7 million and 19.0% of net sales for the same period in 2003. Gross profit results by segment followed the changes in sales reported above, with improved gross profit in Precision Products more than offsetting lower gross profit in Precision Engine.

Precision Products gross profit of $54.5 million or 25.2% of net sales in the first nine months of 2004 was significantly higher than the gross profit of $35.8 million or 22.1% of net sales for the same period in 2003. All of this improvement was due to additional operating leverage from higher sales volumes in the first nine months of 2004 and a more favorable mix of higher margin aftermarket sales of filter and pump products. Gross profits were unfavorably impacted by higher manufacturing costs in 2004, due to cost premiums incurred for expedited production ramp up of the new IFS product and higher levels of overtime and inefficiencies associated with the significant increase in demand for virtually all of the segments products. Material cost surcharges related to the increased global demand for raw materials, negatively impacted gross profits in the first nine months of 2004 by approximately $0.4 million.

Gross profit for the first nine months of 2004 in the Precision Engine segment was negative $(0.6) million or (1.3)% of net sales as compared to $4.9 million or 9.4% of net sales reported for the same period of 2003. A combination of lower sales volumes, particularly for product sold to the aftermarket, and increased manufacturing and overhead costs in this segment, resulted in the poor gross margin. Stronger gross profit results in the second quarter of 2004 were offset by negative gross profit in the third quarter driven by large losses in July. Material cost surcharges related to the increased global demand for raw materials negatively impacted gross profits in the first nine months of 2004 by approximately $0.7 million.

                     STANADYNE CORPORATION AND SUBSIDIARIES


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). SG&A totaled $24.3 million in the first nine months of 2004 and was $2.8 million higher than the $21.5 million reported for the same period of 2003. Increases in 2004 SG&A costs included $1.3 million of higher costs in the Precision Products segment for salaries and accrued profit sharing expense based on higher earnings; a reduction in foreign exchange gains from $0.8 million recorded in 2003 to only $0.1 million recorded in 2004; and higher freight on sales cost of $0.7 million driven by increased revenues in the Precision Products segment.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets was $1.1 million the first nine months of 2004 and 2003. These amounts reflect the conclusion of the amortization of some the Company's patents in 2003 offset by increased amortization of the intangible assets acquired through the Transactions in 2004.

TRANSACTION RELATED COSTS. The Predecessor incurred approximately $22.7 million of costs related to the Transactions in the third quarter of 2004. This amount included $16.3 million paid to certain members of management in connection with the settlement of outstanding stock options issued under the Management Stock Option Plan and other compensation related to the change of control; and $6.4 million for professional services and other fees incurred in support of the Transactions.

OPERATING INCOME. Operating income for the first nine months of 2004 totaled $5.1 million or 2.0% of net sales and was significantly less than the $17.2 million or 8.0% reported for the same period a year ago. If transaction costs incurred in the third quarter of 2004 were excluded, the operating income in 2004 would have been $27.8 million or 10.8% of net sales. All of this improvement occurred in the Precision Products segment, where higher gross profits were only partially offset by increased SG&A costs, resulting in operating income of $31.0 million or 14.4% of net sales versus the $14.7 million or 9.1% of net sales in the first nine months of 2003. Lower gross profits recorded by the Precision Engine segment in the first nine months of 2004 resulted in an operating loss of $3.2 million or (7.2)% of net sales compared to an operating income of $2.5 million or 4.8% of net sales for the same period of 2003.

NET (LOSS) INCOME. Net losses in the first nine months of 2004 totaled ($3.2) million due to the $22.7 million of transaction costs, which if excluded, would reflect a net income result of approximately $13.2 million versus $6.9 million of net income for the same period in 2003. This improvement reflected the combined results of $10.6 million of higher operating income in 2004, offset by $1.6 million in additional interest expense due to higher debt, and a $1.6 million increase in income taxes. The net income for 2003 included an after-tax gain of $0.8 million on the repurchase of a portion of the Company's Old Notes.

                     STANADYNE CORPORATION AND SUBSIDIARIES


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are cash on hand and cash flows from operations supplemented by a U.S.-based revolving credit facility under which $25.4 million was available for borrowings as of September 30, 2004. The Company occasionally utilizes capital leasing and, for its foreign operations in Italy and India, maintains a combination of overdraft and term loan facilities with local financial institutions on an as-needed basis. As of September 30, 2004, there were borrowings of $65.0 million under the New Term Loans, borrowings of $2.8 million under the New Revolving Credit Line, $2.6 million in foreign overdraft facilities and $1.4 million in foreign term loans. Unless the availability of funds under the New Revolving Credit Line is less than $5.0 million, the U.S.-based Senior Credit Facilities have no maintenance financial covenants.

The following discussion of cash flows are significantly impacted by $23.1 million of cash disbursements made in connection with the Transactions. The major elements of the Transactions cash flows were $6.8 million to prepare and market the sale of the Company and $16.3 million to certain members of management and employees of the Company to settle stock option awards and compensate for sale-related activities.

Cash Flows From Operating Activities. Cash flows from operating activities for the nine months ended September 30, 2004, were a negative $(7.8) million, including $23.1 million associated with the Transactions, which, if removed, would reflect cash flows from operations of $15.3 million or $6.0 million less than the $21.3 million generated in the same period of 2003. Despite an additional $12.8 million of positive cash flow generated on earnings, this overall year-to-year decline was primarily due to cash requirements to support increases to working capital accounts driven by higher levels of business in the Precision Products segment. Increases in the Company's accounts receivable and inventory balances during the first nine months of 2004 were greater than during the same period of 2003 by $4.7 and $9.0 million, respectively, with the majority of the cash requirement traceable to the Precision Products segment. Despite the higher levels of working capital in 2004, the Company continues to aggressively manage the accounts receivable and inventory relative to business levels. Accounts receivable days sales outstanding averaged 49.8 days for the first nine months of 2004, an improvement from the 53.7 days averaged for the same period in 2003. Inventory turnover averaged 8.4 turns for the first nine months of 2004, also reflecting an improvement from the 7.8 turns recorded for the like-period of 2003. An accrued liability of $3.1 million for workers' compensation claims incurred in prior years was settled during the second quarter of 2004, thus further reducing the first nine months' cash flows as compared to the prior year.

Cash Flows From Investing Activities. The Company's capital expenditures for the first nine months of 2004 totaled $8.5 million, compared to $7.6 million for the same period of 2003. Capital expenditures in 2004 included $3.9 million in support of new products and programs, with the remainder applied to cost reduction, quality enhancements, safety and ergonomics improvements and general maintenance projects.

                     STANADYNE CORPORATION AND SUBSIDIARIES


Cash Flows From Financing Activities. Cash flows from financing activities for the nine months ended September 30, 2004 included a restructuring of the U.S.-based indebtedness in conjunction with the Transactions. The Company entered into new $100.0 million Senior Credit Facilities comprised of a six year $65.0 million term loan and a $35.0 million 5 year asset-based revolving loan. The Company also issued $160.0 million of senior subordinated 10 year notes. The combined proceeds of the $65.0 million term loan, the $160.0 million notes and an equity investment of $105.0 million from funds managed by Kohlberg Management IV, L.L.C. were used to repay the Old Term Loans, redeem the Old Notes and purchase the shares of the Company's parent from AIP and related investors. Borrowings under the New Revolving Credit Line totaled $2.8 million as of September 30, 2004, which after reductions for outstanding letters of credit, left available liquidity of $25.4 million.

Cash flows from financing activities outside of the Company's U.S. operations during the first nine months of 2004 included payments against the foreign term loan in India for $0.2 million, additional overdraft borrowings of $0.1 million at SAPL and overdraft repayment of $0.1 million at SpA. Payments against foreign capital lease obligations totaled $0.1 million for the first nine months of 2004.

Pension Plans. The Company maintains a qualified defined benefit pension plan (the "Qualified Plan"), which covers substantially all domestic hourly and salary employees, except for Tallahassee hourly employees, and an unfunded nonqualified plan to provide benefits in excess of amounts permitted to be paid under the provisions of the tax law to participants in the Qualified Plan.

The value of the Qualified Plan assets increased from $37.8 million at December 31, 2002 to $48.2 million at December 31, 2003. The combination of improved investment performance offset by a declining discount rates during 2003 resulted in an increase in the Qualified Plan unfunded benefit obligation. Cash contributions to the Qualified Plan for the 2003 and 2002 plan years were $1.8 million and $2.5 million respectively and were paid in the third quarter of 2003 and in 2004 to achieve a current liability funding level of 80%. Funding levels for the 2004 plan year, while dependant on the return on invested assets and direction in market interest rates for the balance of this year, are expected to be approximately $10.0 million to achieve a 90% current liability funding level.

                     STANADYNE CORPORATION AND SUBSIDIARIES


(1) CRITICAL ACCOUNTING POLICIES

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, the Company is required to make certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies involving estimates which the Company believes are the most critical to aid in fully understanding and evaluating the reported financial results include product warranty reserves, inventory reserves for excess or obsolescence, income taxes, self-insured healthcare benefit costs, and pension and post-retirement benefit liabilities. All of the preceding are more fully described in the notes to the consolidated financial statements contained in the annual report on Form 10-K.

(2) CAUTIONARY STATEMENT

This quarterly report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements with respect to the financial condition, results of operations and business of the Company and management's discussion and analysis of financial condition and results of operations. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", anticipate", "believe", "project", or "continue" or other similar words. All of these forward-looking statements are based on estimates and assumptions made by the management of the Company which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such estimates and statements. No assurance can be given that any such estimates will be realized, and it is likely that actual results will differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include:

     o  changes in technology, manufacturing techniques or customer demands;
     o  loss or adverse change in our relationship with our material customers;
     o  changes in the performance or growth of our customers;
     o increased competition and pricing pressures in our existing and future markets;
     o changes in the price and availability of raw materials, particularly steel and aluminum;
     o  risks associated with international operations;
     o  the loss of key members of management;
     o  risk that our intellectual property may be misapporpriated;
     o  loss of any of our key manufacturing facilities;
     o adverse state or federal legislative or regulatory developments or litigation or other disputes;

     o changes in the business, market trends, projected growth rates and general economic conditions related to the markets in which we operate, including agricultural and construction equipment, industrial machinery, trucks, marine equipment and automobiles;
     o our ability to satisfy our debt obligations, including related covenants; and
     o increases in our cost of borrowing or inability or unavailability of additional debt or equity capital.

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

Interest Rate Risk. The carrying values of the Company's revolving credit lines and term loans approximate fair value. The term loans are primarily LIBOR-based borrowings and are re-priced every one to three months. A 10% change in the interest rate on the term loans would have had a negligible effect on the interest expense recorded in the first nine months of 2004. The New Notes bear interest at a fixed rate and, therefore, are not sensitive to interest rate fluctuation. The fair value of the Company's $160.0 million in New Notes on September 30, 2004 was approximately $160.0 million. Market quotations are not available at this time because the New Notes have not yet been registered for trading.

Foreign Currency Risk. The Company has subsidiaries in Brazil and Italy, a joint venture in India and a branch office in France, and therefore is exposed to changes in foreign currency exchange rates. Changes in exchange rates may positively or negatively affect the Company's sales, gross margins, and retained earnings. However, historically, these locations have contributed less than 15% of the Company's net sales and retained earnings, with most of these sales attributable to the Italian and Brazilian subsidiaries. The Company also sells its products from the United States to foreign customers for payment in foreign currencies as well as U.S. dollars. Foreign currency exchange differences were negligible for the nine months ended September 30, 2004 and a net gain of $0.7 million for the same period in 2003. A majority of the exchange differences are related to the Company's operations in Brazil. The Company does not hedge against foreign currency risk.

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

                     STANADYNE CORPORATION AND SUBSIDIARIES

PART II:  OTHER INFORMATION

ITEM 6: EXHIBITS

   4.4.1    Credit and Guaranty Agreement dated as of August 6, 2004 among
            Stanadyne Corporation, as Borrower, Stanadyne Automotive Holding
            Corp. and Certain Subsidiaries of Stanadyne Corporation, as
            Guarantors, Various Lenders, and Goldman Sachs Credit Partners L.P., as Sole Lead Arranger, Sole Bookrunner, Syndication Agent,
            Administrative Agent and Collateral Agent, for $65,000,000 Senior
            Secured Credit Facility

   4.4.2 Pledge and Security Agreement dated as of August 6, 2004 between each of Stanadyne Corporation, Stanadyne Automotive Holdings Corp., and Precision Engine Products Corp. and Goldman Sachs Credit
            Partners L.P. as the Term Collateral Agent

   4.5.1 Revolving Credit and Guaranty Agreement dated as of August 6, 2004 among Stanadyne Corporation, as Borrower, Stanadyne Automotive
            Holding Corp. and Certain Subsidiaries of Stanadyne Corporation, as
            Guarantors, Various Lenders, Goldman Sachs Credit Partners L.P., as sole Lead Arranger, Sole Bookrunner and Syndication Agent, The CIT
            Group/Business Credit Inc., as Administration Agent and Collateral
            Agent, Antares Capital Corporation as Co-Documentation Agent, and
            Lasalle Bank National Association, as Co-Documentation Agent, for
            $35,000,000 Senior Secured Revolving Credit Facilities

   4.5.2 Pledge and Security Agreement dated as of August 6, 2004 between each of Stanadyne Corporation, Stanadyne Automotive Holdings Corp., and Precision Engine Products Corp. and The CIT Group/Business
            Credit, Inc. as the Revolving Collateral Agent

   4.6.1 Indenture dated as of August 6, 2004, among KSTA Acquisition, LLC to be merged with and into Stanadyne Corporation and each of the Guarantors party thereto and The Bank of New York, Trustee, for
            10.00% Senior Subordinated Notes Due 2014

   4.6.2    Exchange and Registration Rights Agreement dated as of August 6,
            2004 among KSTA Acquisition, LLC, Stanadyne Corporation, Precision
            Engine Products Corp. and Goldman, Sachs & Co.

   10.18    Supply Agreement dated as of July 22, 2004 between Precision Engine
            Products Corp. (PEPC) and Madison - Kipp Corporation for Purchase of
            VTAA Pedestals (Pursuant to Rule 24b-2 under the Exchange Act, the
            Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)

   10.19    KSTA Holdings, Inc., 2004 Equity Incentive Plan

   31.1 Certification of Chief Executive Officer Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   31.2     Certification of Chief Financial Officer Rule 15d-14(a) of the
            Securities Exchange Act as Adopted Pursuant to Pursuant to Section
            302 of the Sarbanes-Oxley Act of 2002

                     STANADYNE CORPORATION AND SUBSIDIARIES

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

                                                     Stanadyne Corporation
                                                          (Registrant)

Date: November 15, 2004                          /s/ Stephen S. Langin
                                                 ------------------------------
                                                 Stephen S. Langin
                                                 Vice President and
                                                   Chief Financial Officer

EXHIBIT INDEX:

   4.4.1    Credit and Guaranty Agreement dated as of August 6, 2004 among
            Stanadyne Corporation, as Borrower, Stanadyne Automotive Holding
            Corp. and Certain Subsidiaries of Stanadyne Corporation, as
            Guarantors, Various Lenders, and Goldman Sachs Credit Partners L.P., as Sole Lead Arranger, Sole Bookrunner, Syndication Agent,
            Administrative Agent and Collateral Agent, for $65,000,000 Senior
            Secured Credit Facility

   4.4.2 Pledge and Security Agreement dated as of August 6, 2004 between each of Stanadyne Corporation, Stanadyne Automotive Holdings Corp., and Precision Engine Products Corp. and Goldman Sachs Credit
            Partners L.P. as the Term Collateral Agent

   4.5.1 Revolving Credit and Guaranty Agreement dated as of August 6, 2004 among Stanadyne Corporation, as Borrower, Stanadyne Automotive
            Holding Corp. and Certain Subsidiaries of Stanadyne Corporation, as
            Guarantors, Various Lenders, Goldman Sachs Credit Partners L.P., as sole Lead Arranger, Sole Bookrunner and Syndication Agent, The CIT
            Group/Business Credit Inc., as Administration Agent and Collateral
            Agent, Antares Capital Corporation as Co-Documentation Agent, and
            Lasalle Bank National Association, as Co-Documentation Agent, for
            $35,000,000 Senior Secured Revolving Credit Facilities

   4.5.2 Pledge and Security Agreement dated as of August 6, 2004 between each of Stanadyne Corporation, Stanadyne Automotive Holdings Corp., and Precision Engine Products Corp. and The CIT Group/Business
            Credit, Inc. as the Revolving Collateral Agent

   4.6.1 Indenture dated as of August 6, 2004, among KSTA Acquisition, LLC to be merged with and into Stanadyne Corporation and each of the Guarantors party thereto and The Bank of New York, Trustee, for
            10.00% Senior Subordinated Notes Due 2014

   4.6.2    Exchange and Registration Rights Agreement dated as of August 6,
            2004 among KSTA Acquisition, LLC, Stanadyne Corporation, Precision
            Engine Products Corp. and Goldman, Sachs & Co.

   10.18    Supply Agreement dated as of July 22, 2004 between Precision Engine
            Products Corp. (PEPC) and Madison - Kipp Corporation for Purchase of
            VTAA Pedestals (Pursuant to Rule 24b-2 under the Exchange Act, the
            Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)

   10.19    KSTA Holdings, Inc., 2004 Equity Incentive Plan

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