Form 10-K
period 2004-12-31
STANADYNE CORP
filed 2005-03-30
CIK 1053439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10–K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 333-45823

STANADYNE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	22-2940378
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

92 Deerfield Road, Windsor, Connecticut	06095-4209
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code (860) 525-0821

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☐    No  ☒

As of June 30, 2004, there was no established public trading market for the shares of the Registrant’s common stock and no shares of common stock were held by non-affiliates of the Registrant.

The number of Common Shares of the Company, $0.01 per share par value, outstanding as of March 1, 2005 was 1,000.

DOCUMENTS INCORPORATED BY REFERENCE - None

STANADYNE CORPORATION

FORM 10-K

PART I

ITEM 1.	BUSINESS

General

Stanadyne Corporation (“Stanadyne” or the “Company”) is a leading designer and manufacturer of highly engineered, precision manufactured engine components, including fuel injection equipment for diesel engines and hydraulic lash compensating devices primarily for gasoline engines (the latter commonly known as “hydraulic valve lifters”). With over 130 years of machining experience and over 50 years as a supplier of diesel fuel injection equipment and hydraulic valve lifters, Stanadyne’s core competencies in product design, precision machining, and the assembly and testing of complex components have earned the Company a reputation for innovative, high quality products. The Company possesses an extremely broad range of manufacturing technology and know-how and is capable of high-volume production runs, machining high-quality components within tolerances of 20 millionths of an inch on a cost effective basis. In addition to designing and manufacturing, the Company has been successfully pursuing business to manufacture and assemble, on an exclusive contract basis, components designed by other companies.

The Company sells engine components to original equipment manufacturers (“OEMs”) in a variety of applications, including agricultural and construction vehicles and equipment, industrial products, automobiles, light duty trucks and marine equipment. The aftermarket is a core element of the Company’s operations. The Company sells replacement parts and units through all appropriate global channels to service its products, including the service organizations of its OEM customers, its own authorized network of distributors and dealers, and major aftermarket distribution companies. The Company conducts its business through two principal operating segments: the Precision Products and Technologies Group (“Precision Products”) formerly known as the Diesel Systems Group, which accounted for 83% of the Company’s 2004 net sales, and Precision Engine Products Corp. (“Precision Engine”), a wholly-owned subsidiary, which accounted for 17% of the Company’s 2004 net sales. Additional segment and geographic information can be found in Notes 18 and 19 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.

The Company, a Delaware corporation formed in 1988 is a wholly-owned subsidiary of Stanadyne Automotive Holding Corp. (“Holdings.”). Holdings is a wholly-owned subsidiary of Stanadyne Holdings, Inc. (“Holdings, Inc.”) formerly known as KSTA Holdings, Inc. and a majority of the outstanding equity of Holdings, Inc. is owned by funds managed by Kohlberg Management IV, L.L.C., an affiliate of Kohlberg and Company L.L.C. (“Kohlberg”). On August 6, 2004, Kohlberg, through a series of transactions (the “Transactions”) purchased the outstanding equity of Holdings from American Industrial Partners Capital Fund II, L.P. (“AIP”) and certain other stockholders (the “Sellers”). AIP had purchased Stanadyne Corporation and Subsidiaries from Metromedia Company (“Metromedia”) on December 11, 1997. The results of operations and cash flows presented herein represent those of Stanadyne Corporation for the period from January 1, 2004 to August 5, 2004 (“218 day period,” the “Predecessor”) and the period from August 6, 2004 to December 31, 2004 (“148 day period,” the “Successor”). The combined periods of the Successor and the Predecessor described above are hereinafter referred to as “2004.” Periods presented prior to 2004 represent the activities of the Predecessor.

PRECISION PRODUCTS

Precision Products is one of only four independent worldwide manufacturers selling to the geographic areas in which the Company competes. Net sales for Precision Products were $288.6 million, $224.8 million, and $203.5 million for 2004, 2003 and 2002, respectively. Operating income for Precision Products was $16.3 million, $21.6 million and $13.2 million for 2004, 2003 and 2002, respectively. Total assets of Precision Products were $461.2 million, $255.9 million and $237.2 million at December 31, 2004, 2003 and 2002, respectively.

Products

Precision Products manufactures its own proprietary products including pumps for gasoline engines and diesel engines (up to 250 horsepower an engine range comprising approximately 90% of all diesel engines produced worldwide), injectors and filtration systems for diesel engines and various non-proprietary products manufactured under contract for other companies. Precision Products sells its fuel injection products to its customers on an individual component basis or by complete line. The primary focus of Precision Products is the agricultural and industrial off-highway segments of the market. Fuel pumps and injectors, Precision Products primary products, are the most highly engineered, precision manufactured components on a diesel engine and comprise the core components of a diesel engine’s fuel system. Because fuel system components are so elemental to the proper functioning and optimal performance of a diesel engine, they are essentially custom engineered for a specific engine platform. As a result, the Company typically supplies these components on a sole source basis for the life of engine platforms and enjoys a leading position in the aftermarket. Precision Products also manufactures diesel fuel management systems including fuel filters, fuel heaters and water separators, oil pumps and other precision manufactured components and distributes diesel fuel conditioners, stabilizers and diesel engine diagnostic equipment. Due to its competencies in precision manufacturing, assembly and testing of complex products, the Company has been successfully pursuing business to manufacture and assemble, on an exclusive contract basis, components designed by other companies.

Customers

Precision Products’ primary customers are OEMs of diesel engines. Precision Products’ largest customers, Deere & Company (“Deere”) and General Motors Corporation (“GM”), accounted for approximately $140.7 million, or approximately 48.8% of Precision Products’ 2004 net sales. Precision Products had two customers that accounted for more than 10% of 2004 net sales: Deere accounted for 38.4% and GM accounted for 10.4% of Precision Products’ 2004 net sales, respectively.

Precision Products supports the servicing of its own products through sales of aftermarket units and parts to the service organizations of its OEM customers, through its own global network of authorized distributors and dealers, and through major aftermarket distribution companies. Total shipments to all service market channels in 2004 represented 48.8% of segment sales.

India Business

The Company has a joint venture with Amalgamations Private Limited in the state of Tamil Nadu, India. The joint venture is named Stanadyne Amalgamations Private Limited (“SAPL”) and started manufacturing diesel fuel injection equipment for export markets in the second quarter of 2003. Precision Products holds a 51% controlling share of SAPL.

PRECISION ENGINE

Precision Engine is a major independent (non-captive) manufacturer of hydraulic valve lifters primarily for gasoline engines. Net sales for Precision Engine were $58.4 million, $65.4 million and $57.2 million for 2004, 2003 and 2002, respectively. Operating (loss) income for Precision Engine was $(4.1) million, $1.8 million and $(3.2) million for 2004, 2003 and 2002, respectively. Total assets of Precision Engine were $57.3 million, $45.9 million and $47.4 million at December 31, 2004, 2003 and 2002, respectively.

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

Customers

Precision Engine’s primary customers are OEMs. DaimlerChrysler Corp. (“DCX”) and Tritec Motors LTDA. (“Tritec”) accounted for 62.3% and 20.8%, respectively, of Precision Engine’s 2004 net sales. Precision Engine also sells to the service organizations of its OEM customers and to the aftermarket distribution companies.

COMPETITION

Because of the technical expertise required to design and manufacture the Company’s products to the tolerances required, the existence of longstanding supply relationships in the engine component business and the significant capital expenditures and lead time required to enter the business, there are a limited number of manufacturers selling to the global markets in which the Company operates. The Company competes on the basis of technological innovation, product quality, processing and manufacturing capabilities, service support and price. The Company is smaller in size and therefore has fewer resources relative to its competitors.

The main competitors of Precision Products are divisions of Robert Bosch GmbH and Delphi Corporation (“Delphi”). The main competitors of Precision Engine are INA Walzlager Schaeffler KG, Eaton Corporation and Delphi in the aftermarket.

RAW MATERIALS AND COMPONENT PARTS

The Company’s products are made largely of specially designed metal parts, most of which are designed, purchased, cast or stamped and machined by the Company to its own technical specifications. Metallic raw materials such as steel, aluminum, copper and brass are commodity items readily available from a number of suppliers. Certain parts, such as electronic components, are made to the Company’s specifications. Other parts, such as fasteners, are purchased by the Company from outside suppliers as standardized parts or are made to the Company’s specifications. Although from time to time the Company has experienced temporary supply shortages due to localized conditions, no such shortage has had a material adverse effect on the Company, and no supplier accounted for more than 6% of purchases.

PATENTS AND TRADEMARKS

The Company relies upon patent, trademark and copyright protection as well as upon unpatented technological know-how and other trade secrets for certain products, components, processes and applications. However, the Company’s operations are not dependent upon any single or related group of patents, copyrights or trademarks or their duration. The Company considers its proprietary information important, especially in the maintenance of its competitive position in the aftermarket business, and takes actions to protect its intellectual property rights.

EMPLOYEES

At December 31, 2004, the Company employed 2,123 persons of whom approximately 29% were salaried and 71% were hourly employees. All of the Company’s employees are non-unionized with the exception of those in Stanadyne, S.p.A. (“SpA”). The Company believes its relations with its employees are good.

TECHNOLOGY, RESEARCH AND DEVELOPMENT

Engine manufacturers are required to continually improve engine performance and fuel economy. Accordingly, the Company’s research and development investment is significant. In general, the Company funds its own research and development expenses, although some of those expenses may be customer-funded during the pre-production program phase. Research and development costs incurred for 2004, 2003 and 2002 were $12.0 million, $11.4 million and $11.2 million, respectively, of which $1.3 million, $1.5 million and $1.9 million, respectively, were reimbursed by customers. Precision Products accounted for over 95% of these amounts.

Once an OEM commits to purchasing a product from the Company, which usually occurs one to three years into the development or application process, the Company may need to allocate capital for the machinery, equipment and tooling necessary for engine program launch, ramp-up and product volume increases. Furthermore, given the significant existing capital investment in plant and equipment already made, the Company has on-going programs to maintain, upgrade and replace its investments. In 2004, 2003 and 2002, the Company spent $12.9 million, $12.8 million and $10.9 million, respectively, on capital investments.

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

The sales to OEM and aftermarket customers during 2004, 2003 and 2002 were as follows:

	2004	2003	2002
	(dollars in millions)
Original Equipment:
Precision Products	$147.6	$113.9	$104.4
Precision Engine	48.5	48.5	42.7
Eliminations	(0.3)	—	—
Aftermarket:
Precision Products	140.9	110.9	99.1
Precision Engine	9.9	16.9	14.5

Total Net Sales	$346.6	$290.2	$260.7

Information regarding net sales to geographic areas, operating income (loss) from manufacturing facilities in geographic areas and assets by geographic areas for the years ended December 31, 2004, 2003 and 2002 appear below and in Note 19 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.

	2004	2003	2002
	(dollars in millions)
Net Sales:
United States	$191.1	$162.5	$143.2
Mexico	51.7	31.5	24.3
France	37.8	27.5	22.4
All Other Geographic Areas	66.0	68.7	70.8

Total Net Sales	$346.6	$290.2	$260.7

Operating Income (Loss):
United States	$11.9	$24.8	$13.1
Italy	(0.9)	(1.9)	0.9
India	0.0	(0.5)	(0.5)
Brazil	1.2	1.9	(2.4)

Total Operating Income	$12.2	$24.3	$11.1

Identifiable Assets:
United States	$455.8	$234.6	$227.3
Italy	42.5	43.5	37.0
Brazil	3.9	3.2	3.0
India	2.3	2.4	1.2

Total Identifiable Assets	$504.5	$283.7	$268.5

The Company’s worldwide operations are subject to the risks normally associated with foreign operations, including but not limited to, the disruption of markets, changes in export or import laws, labor unrest, political instability, restrictions on transfers of funds, unexpected changes in regulatory environments, difficulty in obtaining distribution and support, and potentially adverse tax consequences. In addition, even though the Company generally matches, to the extent possible, related costs and revenues in a single currency, and generally includes exchange rate protections in its sales contracts, the U.S. dollar value of the Company’s foreign sales varies with foreign currency exchange rate fluctuations. There can be no assurance that any of the foregoing factors will not have a material adverse effect on the Company.

ENVIRONMENTAL MATTERS

The Company’s facilities are subject to federal, state and local environmental requirements, including those governing discharges to the air and water, the handling and disposal of industrial and hazardous wastes, and the remediation of contamination associated with releases of hazardous substances. The Company operates under various environmental permits and approvals, the violation of which may subject the Company to fines and penalties. There are no known violations of environmental permits or approvals that may have a material adverse effect to the Company’s financial position or results of operations. The Company’s manufacturing operations involve the use of hazardous substances and, if a release of hazardous substances occurs or has occurred on or from the Company’s facilities, the Company may be held liable and may be required to pay the cost of remedying the condition. The amount of any such liability could be material. Pursuant to the terms of the acquisition on December 11, 1997, Metromedia has agreed to conduct and complete remediation of soil and groundwater contamination at the Company’s Windsor, CT and Jacksonville, NC facilities. While many of these remediations are underway and Metromedia has agreed to complete these remediations and has indemnified the Company with respect to these matters and certain other environmental matters, there can be no assurance that Metromedia has the ability to completely fulfill its obligations to indemnify the Company for such matters. While the Company believes Metromedia would be able to meet its financial obligations, if Metromedia is unable to do so, the Company will be responsible for such matters and the cost could be material. Metromedia’s liability has not changed as result of the Transactions. Additional information can be found in Note 17 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements with respect to the financial condition, results of operations and business of the Company and management’s discussion and analysis of financial condition and results of operations. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “intend”, “estimate”, “anticipate”, “believe”, “project”, or “continue” or other similar words. All of these forward-looking statements are based on estimates and assumptions made by the management of the Company which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such estimates and statements. No assurance can be given that any such estimates will be realized, and it is likely that actual results will differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include:

•	changes in technology, manufacturing techniques or customer demands;

•	loss or adverse change in our relationship with our material customers;

•	changes in the performance or growth of our customers;

•	increased competition and pricing pressures in our existing and future markets;

•	changes in the price and availability of raw materials, particularly steel and aluminum;

•	risks associated with international operations;

•	the loss of key members of management;

•	risk that our intellectual property may be misappropriated;

•	loss of any of our key manufacturing facilities;

•	adverse state or federal legislative or regulatory developments or litigation or other disputes;

•	changes in the business, market trends, projected growth rates and general economic conditions related to the markets in which we operate, including agricultural and construction equipment, industrial machinery, trucks, marine equipment and automobiles;

•	our ability to satisfy our debt obligations, including related covenants; and

•	increases in our cost of borrowing or inability or unavailability of additional debt or equity capital.

Many of such factors are beyond the control of the Company and its management. The forward-looking statements contained in this report speak only as of the date on which such statements were made. The Company undertakes no duty or obligation to publicly update or revise any forward-looking statements to reflect new, changing or unanticipated events or circumstances.

ITEM 2.	PROPERTIES

The Company’s executive offices are located in Windsor, Connecticut. The Company believes that substantially all of its properties and equipment are in good condition, and that it has sufficient capacity to meet its current and projected manufacturing and distribution needs.

Below is a summary of the existing facilities:

Location	Square Footage	Type of Interest	Description of Use
PRECISION PRODUCTS:
Windsor, CT	571,000	Owned	Corporate Offices, Precision Products Headquarters, Sales and Marketing, Engineering Center, Manufacturing
Jacksonville, NC	110,000 20,000	Owned Leased	Manufacturing Manufacturing, Distribution
Washington, NC	177,000	Owned	Manufacturing
Trappes, France	23,000	Leased	Engineering, Sales and Marketing
Brescia, Italy	175,000	Owned	SpA Headquarters, Engineering, Sales and Marketing, Manufacturing
Chennai, India	20,000	Leased	Manufacturing

PRECISION ENGINE:
Windsor, CT	119,000	Owned	Precision Engine Headquarters, Manufacturing
Tallahassee, FL	125,000	Owned	Manufacturing, Engineering
Troy, MI	1,115	Leased	Sales and Marketing
Curitiba, Brazil	10,000	Leased	Manufacturing

ITEM 3.	LEGAL PROCEEDINGS

The Company is involved in various legal and regulatory proceedings generally incidental to its business. While the results of any litigation or regulatory issue contain an element of uncertainty, management believes that the outcome of any known, pending or threatened legal proceeding, or all of them combined, will not have a materially adverse effect on the Company’s consolidated financial position or results of operations.

The Company is subject to potential environmental liability and various claims and legal actions, which are pending or may be asserted against the Company concerning environmental matters. Reserves for such liabilities have been established and no insurance recoveries have been anticipated in the determination of the reserves. In management’s opinion, the aforementioned claims will be resolved without materially adverse effects on the results of operations, financial position or cash flows of the Company. In conjunction with the acquisition of the Company on December 11, 1997, Metromedia agreed to partially indemnify the Company relating to certain environmental matters. See “Environmental Matters” in Item 1 of this report.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 1, 2005, Holdings was the holder of record of all the shares of common stock, par value, $.01 per share (the “Common Stock”), of the Company. Also as of March 1, 2005, Holdings Inc. was the holder of record of all the shares of common stock, par value, $.01 per share (the “Holdings Common Stock”), of Holdings. There is no established trading market for the Common Stock or Holdings Common Stock. The Company has never paid or declared a cash dividend on the Common Stock, and Holdings has never paid or declared a cash dividend on the Holdings Common Stock. Furthermore, the Company is restricted from paying dividends under the covenants of its revolving credit and term loan agreements.

The Company does not have any compensation plans under which its equity securities are authorized for issuance.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated historical financial and operating data of the Company and its subsidiaries. The selected consolidated financial data were derived from the consolidated financial statements of the Company. The data presented below should be read in conjunction with the consolidated financial statements and the related footnotes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

			Company	Predecessor
			148 Days Ended December 31, 2004	218 Days Ended August 5, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
			(dollars in thousands)
Statement of Operations Data:
Net sales			$143,481	$203,100	$290,199	$260,690	$254,450	$292,452
Cost of goods sold	(a	)	114,150	162,665	234,108	215,391	208,139	229,591

Gross profit			29,331	40,435	56,091	45,299	46,311	62,861
Selling, general and administrative expenses	(a	)(b)	14,647	42,942	31,817	34,222	36,178	37,865

Operating income (loss)			14,684	(2,507)	24,274	11,077	10,133	24,996
Other income (expense):
Gain from extinguishment of debt	(c	)	—	—	715	—	—	1,585
Interest, net			(8,952)	(5,118)	(9,209)	(10,432)	(11,170)	(12,708)

Income (loss) before income tax expense (benefit) and minority interest			5,732	(7,625)	15,780	645	(1,037)	13,873
Income tax expense (benefit)			1,148	(2,105)	6,897	(153)	370	6,091

Income (loss) before minority interest			4,584	(5,520)	8,883	798	(1,407)	7,782
Minority interest in (gain) loss of consolidated subsidiary			(5)	41	245	255	—	—

Net income (loss)	(a	)	4,579	$(5,479)	$9,128	$1,053	$(1,407)	$7,782

Balance Sheet Data (at year end):
Fixed assets, net			$133,513	$—	$106,250	$108,326	$113,361	$110,965
Total assets			504,456	—	283,725	268,458	273,064	284,092
Long-term debt and capital leases (including current portion)			229,553	—	96,087	102,896	112,362	122,944
Stockholders’ equity			110,989	—	82,100	67,319	65,724	66,248

Ratio of earnings (deficiency) to fixed charges (See Exhibit 12)			1.6	(0.4)	2.6	1.1	0.9	2.0

Certain amounts have been reclassified to conform to the 2004 presentation.

(a)	Net income for the 218 days ended August 5, 2004 included $22.7 million in transaction related costs included in selling, general and administrative expenses as a result of the Transactions.

(b)	Net income in 2004, 2003 and 2002 excluded amortization for goodwill of approximately $1.9 million. Effective January 1, 2002, the Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” states that goodwill is no longer subject to amortization, but is annually assessed for impairment by applying a fair-value based test.

(c)	Net income for 2000 included gains from extinguishment of debt which was previously recorded as extraordinary gain of $1.0 million in 2000, net of income taxes.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Change in Control of Company’s Parent:

On August 6, 2004, KSTA Acquisition, LLC (“KSTA”), a Delaware limited liability company, acquired all of the outstanding capital stock of Holdings, the Company’s parent, on the terms and conditions specified in the stock purchase agreement entered into on June 23, 2004. Subsequent to such purchase of stock, KSTA distributed the stock of Holdings to its parent Holdings, Inc. and then immediately merged with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Holdings, which is a wholly-owned subsidiary of Holdings, Inc. As a result of such merger, the Company assumed by operation of law all of the rights and obligations of KSTA. All of the Company’s capital stock is held indirectly by Holdings, Inc., the Company’s new parent. Holdings, Inc. was formed at the direction of an investor group led by Kohlberg Management IV, L.L.C., which now owns a majority of the outstanding common stock of Holdings, Inc. These transactions were financed by a cash equity investment in the Company’s parent by an investor group led by Kohlberg Investors IV, L.P., borrowings under Stanadyne’s senior secured credit facility, and the issuance of notes. The merger and the related transactions, including the issuance of the notes, the entering into of the Company’s new senior secured credit facility, the repayment of certain existing indebtedness, including the tender for and the subsequent redemption of the Company’s senior subordinated unsecured notes, and the payment of related fees and expenses, are collectively referred to as the “Transactions.”

The amounts necessary to consummate the Transactions totaled approximately $330 million, including approximately $221.4 million to pay the then equity holders of Holdings, approximately $88.3 million to repay existing indebtedness, approximately $20.0 million in related fees and expenses, and approximately $0.3 million in net change in cash balances.

The Transactions were financed as follows:

•	a cash common equity investment of $105 million in Holdings, Inc. by an investor group led by funds managed by Kohlberg Management IV, L.L.C. and certain members of management of the Company;

•	KSTA and the Company issued “New Notes” to various qualified institutional buyers for $160 million;

•	KSTA and the Company borrowed $65 million of “New Term Loans.”

The New Notes bear interest of 10.0%, payable semi-annually and will mature on August 15, 2014. The New Term Loans bear interest at prime plus 2.5% or LIBOR plus 3.5% and principal is repaid in quarterly installments of $0.2 million with a final payment of the unamortized balance due on August 6, 2010. The Company also negotiated a new $35.0 revolving credit facility, which bears interest at prime plus 1.25% or LIBOR plus 2.25% payable on August 6, 2009. This new revolving credit facility requires that the Company maintain a minimum fixed charge coverage ratio if available borrowings fall below $5.0 million. The New Term Loans and revolving credit facility are secured by substantially all of the Company’s domestic accounts receivable, inventory and assets. The New Notes are an obligation of Stanadyne Corporation (the “Parent”) and are guaranteed by Precision Engine (the “Subsidiary Guarantor”). In addition, the New Notes are subject to covenants including limitations on indebtedness, liens, and dividends or other distributions to stockholders.

Following the Transactions, the Company purchased $54.5 million of its senior subordinated notes (the “Old Notes”) under the terms of a tender offer dated July 19, 2004. The $11.5 million balance of the outstanding Old Notes was called by the Company according to the terms of the original indenture and purchased on September 7, 2004.

In connection with the Transactions, the Company amended the terms of the Management Stock Option Plan to provide for vesting of all unvested options at August 5, 2004 and purchased all of the outstanding stock options requiring a charge in the third quarter of 2004 for approximately $14.3 million in the Predecessor financial statements. Other Transactions related costs totaling $8.4 million were charged to earnings in the third quarter of 2004 in the Predecessor financial statements.

Following the Transactions, the Company’s board of directors was reconstituted. All of the directors serve until a successor is duly elected and qualified or until the earlier of his death, resignation or removal.

BASIS OF PRESENTATION

The following table displays performance details for the periods shown. The year ended December 31, 2004 includes the combined results of the Predecessor through August 5, 2004 and the Successor beginning August 6, 2004. Net sales, cost of goods sold, gross profit, selling, general and administrative expense (“SG&A”), amortization of intangibles, Transactions related costs, management fees, operating income and net income of the Company are presented in thousands of dollars and as a percentage of net sales. Historical results and percentage relationships are not necessarily indicative of the results that may be expected for any future period.

	Years Ended December 31,
	2004		2003		2002
	$	%	$	%	$	%
	(dollars in thousands)
Net sales	346,581	100.0	290,199	100.0	260,690	100.0
Cost of goods sold	276,815	79.9	234,108	80.7	215,391	82.6
Gross profit	69,766	20.1	56,091	19.3	45,299	17.4
Selling, general and Administrative expenses	31,758	9.2	29,293	10.1	30,723	11.8
Amortization of intangibles	2,171	0.6	1,424	0.5	2,399	0.9
Transactions related costs	22,702	6.6	—	—	—	—
Management fees	958	0.3	1,100	0.4	1,100	0.4
Operating income	12,177	3.5	24,274	8.4	11,077	4.2
Net (loss) income	(900)	(0.3)	9,128	3.1	1,053	0.4

Certain amounts have been reclassified to conform to the 2004 presentation.

COMPARISON OF RESULTS OF OPERATIONS

Overview

The historical consolidated year to date financial information for the Predecessor and the Company have been combined for the following presentation of the year to date financial information.

Sales in 2004 totaled $346.6 million and were $56.4 million or 19.4% greater than the prior year. All of this increase occurred in the Precision Products segment where diesel fuel injection equipment supplied to the off-highway markets accounted for 65% of the Company’s total 2004 sales as compared to 60.8% in 2003. Deere is the primary customer for the Company’s off-highway diesel fuel injection products. Sales of on-highway products accounted for 35% of total 2004 revenues, with valve train components supplied to DCX and Tritec, and DS diesel fuel pumps sold to GM representing approximately 62% of this total.

Sales in 2004 to the original equipment manufacturers (“OEM’s”) and the service markets increased by $33.4 million or 20.6% and $23.0 million or 18.0%, respectively, compared to 2003. Again, all of these increases occurred in the Precision Products segment and were driven by higher demand for the Company’s diesel engine components used in the agricultural, industrial and construction markets. Sales in 2004 in the Precision Engine segment were lower than in 2003 by $7.0 million due to a reduction in service sales of hardenable iron tappets.

Performance by segment in 2004 was mixed, with increases in sales and earnings in the Precision Products segment contrasted by declines in the predominantly on-highway Precision Engine segment.

The Precision Products segment benefited from increased demand in 2004 from the OEM and service markets for its diesel fuel engine components. The ramp up in production of the new Integrated Fuel System (“IFS”) sold to Deere was completed in 2004 and accounted for $5.0 million increased revenues. Preparation continued in this segment during 2004, for the planned production of a gasoline direct injection pump for a major European OEM. This program accounted for capital expenditures of $4.1 million in 2004 and is scheduled to achieve production intent supply status in late 2005.

The Precision Engine segment experienced steady demand in 2004 from DCX and Tritec for valve train components used in vehicle platforms including the Pacifica, the 300 and the Mini Cooper. Aftermarket sales declined by $7.0 million in 2004 due to customer inventory reductions early in the year and added competition from foreign suppliers. During 2004, segment management introduced an Operational Performance Improvement Plan for the business that included several Lean Manufacturing, Six Sigma and global sourcing initiatives. This Plan included the recently announced multi-year arrangements with Madison-Kipp Corporation and Equatorial Enterprises Limited for the supply of certain valve train components. The Company believes these changes will avoid additional capital expenditures, improve product quality and reduce costs in this segment.

Gross Profits in 2004 were negatively impacted by $1.9 million in cost surcharges for purchased materials, with most of this amount occurring in the latter part of the year. The Company continues to resist these cost increases and, when necessary, pursues increases in the selling prices of its products. The degree of success in resisting these cost increases and increasing selling prices is uncertain, and the Company cannot foresee the impact of these cost surcharges on earnings.

The Company reported operating income in 2004 of $12.2 million as compared to net income of $24.3 million in 2003. The 2004 result included an improvement of $10.6 million of higher operating income on increased levels of sales, offset by $22.7 million of Transactions costs related to the Company sale concluded in the third quarter of 2004.

The Period August 6, 2004 through December 31, 2004 for the Company and the Period January 1, 2004 through August 5, 2004 for the Predecessor Compared to 2003

Net Sales. Net sales in 2004 totaled $346.6 million and were $56.4 million or 19.4% higher than the $290.2 million recorded in 2003. Sales by operating segment indicate all of the year-over-year increase took place in the Company’s Precision Products business where 2004 revenues of $288.6 million were 28.4% more than the prior year, while Precision Engine 2004 revenues of $58.4 million were 10.7% less than 2003.

Precision Products sales totaled $288.6 million in 2004, reflecting an increase of $63.8 million or 28.4% from 2003 sales of $224.8 million. Sales to the OEM and service markets, as well as all of the major product lines contributed to the sales increase from the prior year. Sales of fuel pumps, injectors and filtration products in 2004 increased from the prior year by $61.4 million or 29%, lead by an increase in demand for fuel injection equipment from Deere. Year-over-year sales to Deere increased by $36.4 million and included $5.0 million in added sales from the new IFS product. Sales of Precision Components and Assembly (“PCA”) products increased by $2.4 million or 18.4% in 2004, due to higher demand for engine components from Caterpillar Inc (“Caterpillar”). Sales to the OEM markets increased by $33.8 million or 29.7% from 2003, driven by higher demand for fuel injection equipment from Deere, Ford Motor Company (“Ford”), Caterpillar and General Engine Products, Inc. Sales to the service markets were $30.0 million or 27.0% higher in 2004 than in 2003 and included increases of $7.9 million in the demand for DS fuel pumps supplied to GM, $10.7 million is sales of replacement fuel filter elements and $2.8 million for fuel pumps supplied to the U.S. military. These increases were only partially offset by declines and $1.9 million and $1.4 million in sales of diesel fuel injection equipment to SISU Diesel and Perkins Engine, respectively.

Precision Engine sales totaled $58.4 million in 2004 and were $7.0 million or 10.7% less than the prior year. Sales in 2004 to OEM customers were relatively unchanged overall from the prior year. Increased demand in 2004 from DCX, primarily for valve–train actuator assemblies (“VTAA’s”) used in their 3.5 liter engine powering the Pacifica and 300 vehicles, resulted in a $4.5 million increase in sales. This increase was offset by $2.4 million lower sales of 1.6 liter engine rocker arm assemblies to Tritec in 2004 due primarily to a customer inventory reduction in the third quarter. This increase was also offset by $2.1 million lower sales of tappets sold to Ford related to the planned phase-out of production of the Escort. Aftermarket sales of hardenable iron tappets in 2004 was $7.0 million lower than the prior year, due to customer inventory reductions early in the year and added competition from foreign suppliers.

Gross Profit. Gross profit for the Company totaled $69.8 million or 20.1% of net sales in 2004 as compared to $56.1 million or 19.3% of net sales in 2003. Gross profit results by operating segment followed the changes in sales reported above, with higher gross profit in Precision Products more than offsetting lower gross profit in Precision Engine.

Precision Products gross profit in 2004 of $70.2 million or 24.3% of net sales was significantly higher than the 2003 gross profit of $51.0 million or 22.7% of net sales. All of this improvement was due to additional operating leverage from higher sales volumes in 2004 and a more favorable mix of higher margin aftermarket sales of fuel pump and fuel filter products. Gross profits were unfavorably impacted in 2004 by higher manufacturing costs that included premiums incurred for expedited production ramp up of the new IFS product and higher levels of overtime and inefficiencies associated with the significant increase in demand for virtually all of the segment’s products. Surcharges for materials and purchased components related to the increased global demand for raw materials, negatively impacted gross profit in 2004 by approximately $0.9 million.

Precision Engine gross profit in 2004 was a negative $0.5 million or (0.8%) of net sales as compared to $5.1 million and 7.8% of net sales in 2003. A combination of lower sales volumes, particularly for product sold to the aftermarket, and increased manufacturing and overhead costs in this segment, resulted in the negative gross margin. In the third quarter of 2004, segment management introduced an Operational Performance Improvement Plan for the business that included several Lean manufacturing, Six Sigma and competitive sourcing initiatives scheduled for implementation from late 2004 through 2005. Driven primarily by negative results in the third quarter of 2004, some signs of improved gross profit in the fourth quarter of 2004 were not enough to erase the losses recorded earlier in the year. Material cost surcharges related to the increased global demand for raw materials negatively impacted gross profit in 2004 by approximately $1.0 million.

Selling, General and Administrative Expense (“SG&A”). SG&A in 2004 totaled $31.8 million and 9.2% of net sales as compared to the $29.3 million and 10.1% of net sales reported in 2003. A majority of this $2.5 million increase was concentrated in the Precision Products segment. SG&A cost increases in this segment during 2004 included an additional $0.5 million in employee profit sharing expenses based on higher earnings and $0.9 million in freight on sales associated with increased business levels and expedited delivery during the year. Foreign SG&A increased by $0.3 million due to the impact of the strengthening Euro on the Company’s cost of operations in Italy and France. The SG&A costs in the Precision Engine segment increased by $0.2 million in 2004 due primarily to $0.1 million higher post-retirement healthcare costs and $0.1 million increase in product engineering expenses.

Amortization of Intangibles. Amortization of intangible assets increased to $2.2 million in 2004 from $1.4 million in 2003. This increase reflected the additional amortization resulting from the valuation of the Company’s intangible assets, including technology, trademarks and customer contracts acquired as part of the Transactions.

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

Operating Income. Operating income in 2004 was $12.2 million or 3.5% of net sales and was significantly less than the $24.3 million and 8.4% of net sales reported in 2003. If Transactions costs incurred in the third quarter of 2004 were excluded, the operating income would have been $34.9 million or 10.1% of net sales. Higher gross profit in the Precision Products segment during 2004 were only partially offset by added SG&A costs, resulting in operating income of $39.0 million after adding back transaction related costs or 11.3% of net sales versus $22.5 million or 10.0% of net sales in 2003. Operating income in the Precision Engine segment was negative $4.1 million or -7.0% of net sales in 2004 as compared to a positive $1.8 million and 2.7% of net sales in 2003. The decline in this segment was due primarily to significantly lower gross profit in 2004 and further reduced by increased SG&A costs.

Net (Loss) Income. The net loss for the Company in 2004 totaled $0.9 million due to $22.7 million of Transactions costs versus $9.1 million of net income in 2003. There was $5.8 million of additional net interest expense due to higher debt in 2004 compared to 2003. The Company’s effective tax rates were 50.6% in 2004 and 43.7% in 2003. These tax rates included ($0.4) million and $1.4 million in taxes in 2004 and 2003 respectively, resulting from expiring foreign net operating losses. Additional information regarding the Company’s taxes can be found in Note 12 of the Notes to Consolidated Financial Statements contained in Item 8 of this Report.

2003 COMPARED TO 2002

Net Sales. A strong rebound in the general economy and the off-highway equipment markets in particular, helped drive an 11.3% increase in net sales for 2003. Sales totaled $290.2 million in 2003 as compared to $260.7 million in 2002, with significant gains reported in both segments.

Precision Products posted sales totaling $224.8 million in 2003, representing an increase of 10.5% from the 2002 sales figure of $203.5 million. All of the major product lines showed sales increases from the prior year. Sales in 2003 of fuel pumps, injectors and filtration products increased by $16.3 million or 8.3%, while sales of PCA products totaled $13.0 million in 2003 or 64.5% more than the prior year, due to added business with Cummins Inc. (“Cummins”) and Caterpillar. Higher demand for products from the OEM markets totaled $13.8 million and included increases in sales to Deere, Cummins, Caterpillar, CNH Global N.V. and General Engine Products, Inc. Year-over-year sales to the service markets were $15.4 million higher in 2003 than in 2002, with a majority of this increase accounted for by the Company’s independent distributor network. These increases were only partially offset by declines of $3.6 million in the service demand for DS fuel pumps supplied to GM and $1.3 million and $3.0 million lower sales of diesel fuel injection equipment to Perkins Engine and SISU Diesel, respectively.

Precision Engine reported sales of $65.4 million for 2003, totaling $8.1 million or 14.3% more than the same period in 2002. A significant portion of this increase, $7.8 million, was due to higher demand from DCX. While sales of individual rocker arm assemblies to DCX for the 3.5 litre LH platform ended as planned in August 2003, Precision Engine replaced these sales through the supply of the fully assembled VTAA, comprised of nine rocker arm assemblies, to the 3.5 litre CS platform for the Pacifica vehicle and the CX platform for sedans. OEM sales to Tritec in Brazil were $1.7 million higher in 2003, as success of the Mini Cooper continued to drive demand for the 1.6 litre gasoline engine that exclusively utilizes Precision Engine roller rocker arm assemblies. These increases were offset partially by the expected decline of $2.4 million in sale of tappets to Ford Motor Company related to the phase-out of production of the Escort.

Gross Profit. Gross profit for the Company totaled $56.1 million or 19.3% of net sales in 2003 as compared to $45.3 million or 17.4% of net sales in 2002. Gross profit results by operating segment followed the changes in sales reported above.

Gross profit in the Precision Products segment increased by $9.3 million in 2003 from 2002 and improved as a percentage of net sales to 22.7% from 20.5%. This change resulted from a combination of improved operating leverage from higher sales levels, stronger sales to the higher margin service market, and lower manufacturing costs in the U.S.-based facilities. Gross profit was negatively impacted in 2003 by higher manufacturing costs related to the launch of new PCA products for Cummins and Caterpillar.

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

Selling, General and Administrative Expense (“SG&A”). SG&A in 2003 was $29.3 million or 10.1% of net sales and was $1.4 million lower than the $30.7 million or 11.8% reported in 2002. There were two major components to this reduction. First, on June 1, 2003, the Company implemented changes to the retiree health benefit plans by standardizing cost sharing guidelines for all U.S. retirees participating in the Company’s retiree health plan. The impact of this change reduced the Company’s year-to-year expense for retiree health benefits by approximately $2.6 million. The second major component to the year-to-year reduction in SG&A costs was a change in direction for foreign exchange differences on Precision Engine operations in Brazil; $0.7 million in gains during 2003 versus $1.8 million in losses during 2002. SG&A cost increases during 2003 included an additional $1.4 million in employee profit sharing plan expenses based on higher earnings, $0.2 million in freight on sales associated with increased business levels and $0.3 million in professional fees. Approximately $0.4 million of bank debt origination costs related to the replacement senior credit facility entered into in the fourth quarter were charged to 2003 SG&A. Foreign SG&A increased by $1.2 million due to additional costs in the joint-venture in India and the impact of the strengthening Euro on the Company’s cost of operations in Italy and France.

Amortization of Intangibles. Amortization of intangible assets decreased to $1.4 million in 2003 from $2.4 million in 2002. This reduction reflected the conclusion of the amortization of the Company’s old business systems software that was replaced by the new Enterprise Resource Planning (“ERP”) system in 2002.

Operating Income. Operating income in 2003 was $24.3 million and 8.4% of net sales versus $11.1 million and 4.2% of net sales in 2002. Higher sales in both segments generated $10.8 million in additional gross profits which, when combined with $1.4 million in lower SG&A costs and $1.0 million in lower amortization expense, resulted in the significant improvement from the prior year.

Net Income. Net income for the Company grew to $9.1 million in 2003 as compared to $1.1 million in 2002. This $8.0 million increase resulted from the $13.3 million improvement in 2003 operating income, a $0.7 million gain on repurchases of a portion of the Company’s Old Notes, $1.1 million less interest expense on lower debt and reduced borrowing rates, all partially offset by a $7.1 million increase in income taxes. The Company’s effective tax rates were 43.7% and (23.6)% in 2003 and 2002, respectively. The 2003 tax rate included $1.4 million in taxes resulting from expiring foreign net operating losses. The negative tax rate in 2002 was due to the effect of foreign and state taxes on net losses. Additional information can be found in Note 12 of the Notes to Consolidated Financial Statements contained in Item 8 of this Report.

LIQUIDITY AND CAPITAL RESOURCES

Although the Company carries a significant amount of debt as a result of the Transactions, its demonstrated ability to annually produce strong cash flows has historically enabled it to consistently reduce its outstanding debt ahead of all scheduled amortization. Principal sources of liquidity are cash on hand and cash flows from operations supplemented by a U.S.-based revolving credit facility under which $28.2 million was available for borrowing at December 31, 2004. The Company occasionally utilizes capital leasing, and for its foreign operations in Italy and India, maintains a combination of overdraft and term loan facilities with local financial institutions on an as-needed basis. In addition, subject to the restrictions in the Company’s lending agreements, supplemental senior or other indebtedness may be incurred from time to time to finance acquisitions, capital expenditures or other general corporate purposes.

Indebtedness as of December 31, 2004, totaled $228.7 million and was comprised of $160.0 million of New Notes, $64.8 million in domestic term loans, no borrowings under the domestic revolving credit lines and for the foreign subsidiaries, overdraft facilities of $2.7 million with local financial institutions and $1.2 million of foreign term debt. The Company had cash on hand at December 31, 2004 of $18.4 million.

Cash flows in 2004 were significantly impacted by $23.1 million of cash disbursements made in connection with the Transactions. The major elements of the Transactions cash flows were $6.8 million to prepare and market the sale of the Company and $16.3 million to certain members of management and employees of the Company to settle stock option awards and compensate for sale-related activities.

Cash Flows from Operating Activities. Net cash flows provided by operating activities totaled $16.6 million, $36.1 million and $23.3 million in 2004, 2003 and 2002, respectively. The 2004 cash flows included $23.1 million of disbursements associated with the Transactions, which, if removed, would reflect cash from operating activities of $39.7 million. Representing a $3.6 million increase from 2003 levels, the stronger 2004 cash flows from operations were driven by a combination of $12.7 million higher net income after adding back Transactions related costs, partially offset by $7.5 million of additional net cash requirements from changes to asset and liability accounts.

Changes in asset and liability accounts to support higher business levels in 2004 consumed $1.6 million in cash. Growth in 2004 accounts receivable of $5.0 million and 2004 inventory levels of $5.6 million were only partially offset by $9.6 million in higher accounts payable and other accrued liabilities. Although these higher levels of working capital were required to support the growth in business in 2004, the Company continues to aggressively manage both the accounts receivable and inventory levels in both segments. Accounts receivable days sales outstanding averaged 49.8 days in 2004, reflecting an improvement from the 53.2 days reported in 2003. Inventory turnover averaged 8.4 turns in 2004 as compared to 8.1 turns recorded in 2003, with most of this improvement traceable to the lean manufacturing efforts in the Precision Engine segment where average turnover improved to 9.4 turns in 2004 from 8.6 turns in 2003.

Growth in 2004 accounts payable totaled $1.9 million and was primarily in support of higher business levels. Other accrued liability and other noncurrent liability accounts increased during 2004 by $7.8 million, again driven by higher business levels including associated expenses recorded for employee related costs for wages and benefits.

Cash Flows from Investing Activities. The Company’s capital expenditures totaled $12.9 million, $12.8 million and $10.9 million in 2004, 2003 and 2002, respectively. These amounts reflect cash outlays for the purchase of machinery and equipment and the maintenance of existing facilities. Management estimates that the Company has historically spent, and will continue to spend, approximately $5.0 to $6.0 million annually on maintenance of plant and equipment. The remaining non-maintenance capital expenditures represent cash outlays for equipment, machinery or plant expansion in order to support new product and new customer opportunities, to effect cost reductions through process improvements, and to increase capacity to support increased production volumes for existing products. Capital expenditures in 2004 included approximately $6.9 million for new product programs including $1.7 million for the Deere IFS and $4.1 million for the GDI pump. Investments to increase capacity for the production of replacement filter elements required $0.3 million in 2004, bringing the total for this project to $1.2 million since 2003. This program will increase the Company’s automated filter element assembly capacity by approximately 50% at a total cost of $1.6 million and is expected to begin production in early 2005.

Cash Flows From Financing Activities. Cash flows from financing activities resulted in net increases (reductions) in cash of $222.0 million, ($9.2) million and ($9.7) million in 2004, 2003 and 2002, respectively.

With respect to its U.S. indebtedness, in 2004 the Company established new financing facilities as a result of the Transactions. In August of 2004, there was $105.0 million in contributions of capital from the new equity owners, $160.0 million in New Notes, $65.0 million in New Term Loans and $35 million of availability in revolving credit facilities. A portion of these proceeds were applied to retire $86.5 million in term loans and Old Notes. The Company incurred and capitalized $16.0 million in loan origination costs as a result of the new debt from the Transactions.

In the fourth quarter of 2003, the Company replaced the domestic senior bank credit facility. The new senior bank facility was structured as $25.0 million of term loans and $40.0 million in revolving credit notes. The Company incurred and capitalized $1.5 million in debt issuance costs related to this new facility. During 2003, the Company paid down domestic term debt of $34.8 million with proceeds from refinancing and cash provided from operations. In 2002, principal payments of long-term debt totaled $5.6 million and $5.4 million in the revolving credit facility. Also during 2003, the Company retired $10.0 million in Old Notes and realized a $715 gain after the write off of unamortized debt issuance costs of $225.

With respect to its foreign indebtedness, borrowings against SpA’s overdraft facilities totaled $2.6 million at both December 31, 2004 and 2003, reflecting a decrease in borrowings of $0.3 million in 2004 and an increase in borrowings of $0.5 million in 2003. Combined borrowings against SAPL’s term loans and overdraft facilities totaled $1.3 million and $1.5 million at December 31, 2004 and 2003, respectively, reflecting a decrease in borrowings of $0.2 million in 2004 and an increase in borrowings of $1.5 million in 2003. Investments in the share capital of SAPL by the minority partner provided an additional $0.3 million and $0.5 million in cash during 2003 and 2002, respectively.

Management believes that cash flows from operations and availability of additional borrowings under the revolving credit facility will provide adequate funds for the Company’s foreseeable working capital needs, planned capital expenditures and debt service obligations including scheduled amortization totaling $0.7 million in 2005. At December 31, 2004, the Company had $35 million in the revolving credit line available through August 6, 2009, of which $6.8 million was used for standby letters of credit. The Company’s ability to fund its operations, make planned capital expenditures, make scheduled debt payments, refinance indebtedness and remain in compliance with all of the financial covenants under its debt agreements will depend on its future operating performance and cash flow, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control.

Pension Plans. The Company maintains a qualified defined benefit pension plan (the “Qualified Plan”), which covers substantially all domestic hourly and salary employees, except for Tallahassee hourly employees, and an unfunded nonqualified plan to provide benefits in excess of amounts permitted to be paid under the provisions of the tax law to participants in the Qualified Plan.

The expected long-term rate of return on assets assumption is developed with reference to historical returns, forward-looking return expectations, the Qualified Plan’s investment allocation, and peer comparisons. The Company selected the 8.75% expected return assumption used for 2004 net periodic pension expense with input from the Qualified Plan investment advisor. The investment advisor analyzed actual historical returns and future expected returns of asset class benchmarks appropriate to the Qualified Plan’s target investment allocation. The analysis also reflected asset return premiums anticipated as a result of active portfolio management, as appropriate for each benchmark asset class. Based on these considerations, the Company used 8.75% for 2004 and 2003. This assumption is primarily due to future expected return of the Qualified Plan’s fixed income portfolio, and reflects the low yields currently available on investment-grade fixed income investments. Since the expected return on assets assumption is long-term in nature, changes in this assumption are made less frequently than changes in the discount rate assumption.

The assumed average salary compensation increase was reduced to 4% for the 2004 and 2003 measurement to reflect the current economic conditions. No compensation increase rate is applicable for the hourly plans, as they are flat pay for each year of service (regardless of compensation earned).

The discount rate used to value the pension obligation was developed with reference to a number of factors, including the current interest rate environment, benchmark fixed-income yields, peer comparisons, and expected future pension benefit payments. The discount rate of 6.00% set at December 31, 2004, represented a reduction of 25 basis points from the 6.25% set at December 31, 2003, reflected a decline of approximately 0.25% during 2004 in a weighted average of Moody’s Baa and Aaa rates which represented a proxy for the Moody’s Aa rate.

The value of the Qualified Plan assets increased to $53.5 million at December 31, 2004 from $48.2 million at December 31, 2003. Despite a strong recovery in 2004 investment performance, declining discount rates resulted in an increase in the Qualified Plan unfunded benefit obligation. Contributions to the Qualified Plan for the 2004 plan year are expected to be approximately $11.0 million to achieve a current liability funding level of 90% compared to $1.8 million and a current liability funding level of 80% for 2003. Additional information can be found in Note 10 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.

As of December 31, 2004, the fair value of assets of the Company’s pension plan was more than the accumulated benefit obligation of the plan. As a result, the Company was no longer required to record an additional minimum pension liability in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS No. 87”). As of December 31, 2003, the fair value of assets of the Company’s pension plan was less than the accumulated benefit obligation of the plan. As a result, the Company was required to record an additional minimum pension liability in accordance with SFAS No. 87. This resulted in an additional minimum liability of $3.0 million, an intangible asset of $1.6 million (representing the amount of unrecognized prior service cost), a non-cash charge to accumulated other comprehensive income of $1.4 million offset by a deferred tax asset of $0.6 million. As of December 31, 2002, the Company recorded an additional minimum liability of $5.2 million, an intangible asset of $1.8 million, a non-cash charge to accumulated other comprehensive income of $3.4 million offset by a deferred tax asset of $1.3 million in excess of the expected rate of return. The $2.0 million incremental decrease in accumulated other comprehensive loss from December 31, 2002 to December 31, 2003 was driven primarily by the pension trust fund’s asset favorable performance during 2003. The improvement would have been greater except for the negative impact of a continued decline in market interest rates, which increased the present value of the plan’s liabilities. Since the investment market environment and the significant decline in market interest rates over the last several years are the primary driving forces behind recognition of additional minimum pension liabilities, a continued market recovery and/or an increase in market interest rates could reverse all or a portion of these items in future periods. No additional liabilities were required to be recognized for the nonqualified supplemental retirement plans because the accrued benefit cost of that unfunded plan exceeded the accumulated benefit obligation.

Off Balance-Sheet Obligations

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of December 31, 2004, the Company had the following obligations and commitments:

	Payments due by period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(dollars in thousands)
Operating Leases	$2,516	$1,158	$1,163	$195	$—
Capital Leases	905	354	458	93	—
Senior Subordinated Debt	160,000	—	—	—	160,000
Interest on fixed rate debt	160,400	16,400	32,000	32,000	80,000
Long-Term Debt (1)	68,692	3,624	1,887	1,594	61,587
Purchase Obligations (2)	3,962	3,962	—	—	—
Other Long-Term Liabilities (3)	8,850	610	827	1,077	6,336

Total	$405,325	$26,108	$36,335	$34,959	$307,923

(1)	No interest expense has been included in the obligation with variable interest rates.

(2)	Consists of obligations for capital purchases of plant improvements, machinery and equipment. Not included in these amounts are the routine trade commitments the Company enters into with its suppliers for the purchase of raw materials and other goods and services under customary purchase order terms. The Company is unable to determine the aggregate value of these purchase orders and does not have any material agreements for purchases that exceed expected requirements to satisfy customer demand.

(3)	Consists of estimated benefit payments over the next ten years to retirees under an unfunded domestic nonqualified pension plan and, with respect to the Italian subsidiary, an unfunded leaving indemnity liability.

CRITICAL ACCOUNTING POLICIES

We prepare the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include: product warranty reserves, inventory reserves for excess or obsolescence, pension and postretirement benefit liabilities and self-insurance reserves.

Product Warranty Reserves. The Company provides a limited warranty for specific products and recognizes the projected cost for this warranty in the period the products are sold. Liability reserves are determined by applying historical warranty experience rates to current period product sales. Warranty accruals are adjusted for known or anticipated warranty claims as new information becomes available. The Company’s warranty experience has been relatively stable for the past several years.

Inventory Reserves. The Company maintains its inventories at the lower of cost or market value. Cost is determined on a last-in, first-out (“LIFO”) basis for its domestic inventory and on a first-in, first-out (“FIFO”) basis for its foreign inventory. When conditions warrant (usually highlighted by slow-moving product or products with pricing constraints), reserves are established to reduce the value of inventory to net realizable values. Annually, the Company reviews and identifies all inventories in excess of three years sales requirements. The Company reserves for this “slow moving” inventory as it has no realizable value. If business conditions change during the year, this evaluation is conducted more frequently.

Pension and Other Postretirement Benefits. The Company provides for pension and other postretirement benefits and makes assumptions with the assistance of independent actuaries about discount rates, expected long-term rates of return on plan assets and health care cost trends to determine its net periodic pension and postretirement health care cost. These estimates are based on the Company’s best judgment, including consideration of both current and future market conditions. The Company considers both internal and external evidence to determine the appropriate assumptions. In the event a change in any of the assumptions is warranted, future pension cost as determined under SFAS No. 87.

Self-Insurance Reserves. The Company is self-insured for a substantial portion of its health care and workers’ compensation insurance programs. With advice and assistance from outside experts, reserves are established using estimates based on, among other factors, reported claims to date, prior claims history, and projections of claims incurred but not reported. Future medical cost trends are incorporated in the projected costs to settle existing claims. If actual results in any of these areas change from prior periods, adjustments to recorded reserves may be required.

NEW ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact SFAS No. 151 will have on its consolidated financial statements.

In December 2004, the FASB also issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement is effective for the Company beginning July 1, 2005. The Company believes that adoption of this statement will not have any material impact on its consolidated financial condition or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks including changes in interest rates and changes in foreign currency exchange rates as measured against the U.S. dollar.

Interest Rate Risk. The carrying values of the Company’s revolving credit line and term loans approximate fair value. The revolving credit line is priced daily and the term loans are primarily LIBOR borrowings and are re-priced approximately every month based on prevailing market rates. A 10% change in the interest rate on the revolving credit line and term loans would have increased or decreased the 2004 interest expense by $0.2 million. The New Notes bear interest at a fixed rate of 10.00% and, therefore, are not sensitive to interest rate fluctuation. The fair value of the New Notes based on bid-side prices at December 31, 2004 was approximately $172.8 million.

Foreign Currency Risk. The Company has operating subsidiaries in Italy, Brazil and India and a branch office in France, thereby creating exposures to changes in foreign currency exchange rates. Changes in exchange rates may positively or negatively affect the Company’s sales, gross margins, and retained earnings. Historically, these locations have contributed less than 15% of the Company’s net sales and retained earnings, with most of these sales attributable to the Italian and Brazilian subsidiaries. The Company also sells its products from the United States to foreign customers for payment in foreign currencies as well as dollars. Foreign currency exchange gains totaled $0.3 million in 2004 and $0.8 million in 2003. A majority of the foreign currency exchange gains in 2004 and 2003 are related to the Company’s operations in Brazil. Effective with the beginning of the third quarter of 2002, the Company determined that $2.2 million of intercompany debt between Precision Engine Products Corp. (“PEPC”) and PEPL should be considered a long-term-investment. Foreign exchange related gains and losses on this intercompany debt are excluded from operating income and included in other comprehensive income (loss). The Company does not hedge against foreign currency risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Supplementary Data

STANADYNE CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Stanadyne Corporation

We have audited the accompanying consolidated balance sheets of Stanadyne Corporation and subsidiaries (the “Company”) as of December 31, 2004 (the “Successor”) and December 31, 2003 (the “Predecessor”) and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for the period from August 6, 2004 to December 31, 2004 (the “Successor”, “148 days”) and for the period from January 1, 2004 to August 5, 2004 (the “Predecessor”, “218 days”) and for each of the two years in the period ended December 31, 2003 (Predecessor). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Stanadyne Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the period from August 6, 2004 to December 31, 2004 and for the period from January 1, 2004 to August 5, 2004 and for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill to conform with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.

/s/ Deloitte & Touche LLP

Hartford, Connecticut

March 23, 2005

STANADYNE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	Successor December 31, 2004	Predecessor December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$18,376	$17,977
Accounts receivable, net of allowance for uncollectible accounts of $577 and $588 as of December 31, 2004 and 2003, respectively	44,352	38,903
Inventories, net (Notes 3 and 20)	41,877	30,094
Prepaid expenses and other assets	3,253	2,552
Deferred income taxes (Note 12)	8,529	4,471

Total current assets	116,387	93,997
Property, plant and equipment, net (Note 4)	133,513	106,250
Goodwill (Note 5)	146,427	70,819
Intangible and other assets, net (Notes 5 and 12)	108,129	8,390
Due from Stanadyne Automotive Holdings Corp. (Note 15)	—	4,269

Total assets	$504,456	$283,725

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$24,855	$22,719
Accrued liabilities (Notes 7,10 and 11)	45,383	31,249
Current maturities of long-term debt (Note 9)	3,624	6,523
Current installments of capital lease obligations (Note 6)	331	280

Total current liabilities	74,193	60,771
Long-term debt, excluding current maturities (Note 9)	225,068	88,631
Deferred income taxes (Note 12)	48,007	—
Capital lease obligations, excluding current installments (Note 6)	530	653
Other noncurrent liabilities (Notes 8, 10 and 11)	45,468	51,332

Total liabilities	393,266	201,387

Minority interest in consolidated subsidiary (Note 2)	201	238

Commitments and Contingencies (Notes 6 and 17)

Stockholders’ Equity:
Common stock, par value $.01, authorized 10,000 shares, issued and outstanding 1,000 shares (Note 14)	—	—
Additional paid-in capital	105,000	59,858
Other accumulated comprehensive income	1,410	1,479
Retained earnings	4,579	20,763

Total stockholders’ equity	110,989	82,100

Total liabilities and stockholders’ equity	$504,456	$283,725

See accompanying notes to consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Successor	Predecessor
	148 Days Ended December 31, 2004	218 Days Ended August 5, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Net sales (Notes 16, 18, 19 and 21)	$143,481	$203,100	$290,199	$260,690
Costs of goods sold	114,150	162,665	234,108	215,391

Gross profit	29,331	40,435	56,091	45,299
Selling, general and administrative expenses (Note 15)	14,647	20,240	31,817	34,222
Transaction related costs	—	22,702	—	—

Operating income (loss)	14,684	(2,507)	24,274	11,077
Other income (expense):
Gain from extinguishment of debt	—	—	715	—
Interest income	46	95	53	17
Interest expense	(8,998)	(5,213)	(9,262)	(10,449)

Income (loss) before income taxes (benefit) and minority interest	5,732	(7,625)	15,780	645
Income taxes (benefit) (Note 12)	1,148	(2,105)	6,897	(153)

Income (loss) before minority interest	4,584	(5,520)	8,883	798
Minority interest in (gain) loss of consolidated subsidiary (Note 2)	(5)	41	245	255

Net income (loss)	$4,579	$(5,479)	$9,128	$1,053

See accompanying notes to consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Compre- hensive Income (Loss)	Retained Earnings	Compre- hensive Income (Loss)	Total
	Shares	Amount
January 1, 2002 (Predecessor)	1,000	$—	$59,858	$(4,716)	$10,582		$65,724

Comprehensive income:
Net income					1,053	$1,053	1,053

Other comprehensive income— Foreign currency translation adjustments				2,616		2,616	2,616
Additional pension liability, net of tax of $1,320				(2,074)		(2,074)	(2,074)

Other comprehensive income						542

Comprehensive income						$1,595

December 31, 2002 (Predecessor)	1,000	—	59,858	(4,174)	11,635		67,319

Comprehensive income:
Net income					9,128	$9,128	9,128

Other comprehensive income— Foreign currency translation adjustments				4,449		4,449	4,449
Additional pension liability, net of tax of ($766)				1,204		1,204	1,204

Other comprehensive income						5,653

Comprehensive income						$14,781

December 31, 2003 (Predecessor)	1,000	—	59,858	1,479	20,763		82,100

Comprehensive income:
Net loss					(5,479)	$(5,479)	(5,479)

Other comprehensive income— Foreign currency translation adjustments				(26)		(26)	(26)

Other comprehensive loss						(26)

Comprehensive loss						$(5,505)

August 5, 2004 (Predecessor)	1,000	$—	$59,858	$1,453	$15,284		$76,595

Initial capitalization—August 6, 2004	1,000	$—	$105,000	$—	$—		$105,000

Comprehensive income:
Net income					4,579	$4,579	4,579

Other comprehensive income— Foreign currency translation adjustments				1,410		1,410	1,410

Other comprehensive income						1,410

Comprehensive income						$5,989

December 31, 2004 (Successor)	1,000	$—	$105,000	$1,410	$4,579		$110,989

See accompanying notes to consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Successor	Predecessor
	148 Days Ended December 31, 2004	218 Days Ended August 5, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,579	$(5,479)	$9,128	$1,053
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	9,454	11,970	19,738	19,867
Amortization of debt issuance costs	813	434	952	1,029
Deferred income taxes	728	(4,425)	480	(2,676)
Gain (loss) applicable to minority interest	5	(41)	(245)	(255)
Loss on disposal of property, plant and equipment	25	187	144	135
Changes in assets and liabilities:
Accounts receivable	(2,536)	(2,457)	(5,095)	3,931
Inventories	2,055	(7,610)	4,251	(726)
Prepaid expenses and other assets	(687)	(50)	(416)	(2,303)
Due from Stanadyne Automotive Holding Corp.	—	38	(53)	—
Accounts payable	(9,371)	11,239	2,449	(1,939)
Accrued liabilities	130	16,242	4,191	1,699
Other noncurrent liabilities	(8,614)	15	601	3,517

Net cash (used in) provided by operating activities	(3,419)	20,063	36,125	23,332

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,575)	(6,361)	(12,815)	(10,867)
Proceeds from disposal of property, plant and equipment	—	5	4	61
Acquisition, net of cash acquired	(225,026)	—	—	—

Net cash used in investing activities	(231,601)	(6,356)	(12,811)	(10,806)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of common stock issuance	105,000	—	—	—
Payments of loan origination fees	(16,010)	—	(1,527)	—
Proceeds from long-term debt	225,000	—	25,000	—
Proceeds from foreign long-term debt	—	—	1,451	—
Net (payments) proceeds on revolving credit facilities	—	—	—	(5,400)
Net proceeds on foreign overdraft facilities	(732)	476	538	947
Payments on long-term debt	(88,658)	(2,852)	(34,779)	(5,607)
Payments on capital lease obligations	(84)	(127)	(141)	(90)
Proceeds from investment by minority interest	—	—	251	487

Net cash provided by (used in) financing activities	224,516	(2,503)	(9,207)	(9,663)

Net (decrease) increase in cash and cash equivalents	(10,504)	11,204	14,107	2,863
Effect of exchange rate changes on cash and cash equivalents	(336)	35	(813)	1,700
Cash and cash equivalents at beginning of period	29,216	17,977	4,683	120

Cash and cash equivalents at end of period	$18,376	$29,216	$17,977	$4,683

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:

During the period August 6, 2004 through December 31, 2004, 2003 and 2002 the Company entered into capital leases for new equipment resulting in capital lease obligations of $53, $543 and $454, respectively.

See accompanying notes to consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(1)	Business and Transactions

Description of Business. Stanadyne Corporation (the “Company”), a wholly-owned subsidiary of Stanadyne Automotive Holding Corp. (“Holdings”), is a leading designer and manufacturer of highly engineered, precision manufactured engine components, including fuel injection equipment for diesel engines. The Company sells engine components to original equipment manufacturers in a variety of applications, including agricultural and construction vehicles and equipment, industrial products, automobiles, light duty trucks and marine equipment. The aftermarket is a core element of the Company’s operations. The Company’s wholly owned subsidiary, Precision Engine Products Corp. (“Precision Engine”), is a supplier of roller-rocker arms, hydraulic valve lifters and lash adjusters to automotive engine manufacturers and the independent automotive aftermarket. All of the outstanding equity of Holdings is owned by Stanadyne Holdings, Inc. (“Holdings, Inc.”). A majority of the outstanding equity of Holdings, Inc. is owned by funds managed by Kohlberg Management IV, L.L.C.

Basis of Presentation. The consolidated financial statements of Stanadyne Corporation and Subsidiaries are presented as of December 31, 2004 as the Successor and December 31, 2003 as the Predecessor and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for the period from August 6, 2004 to December 31, 2004 as the Successor or the 148 days ended December 31, 2004 and for the period from January 1, 2004 to August 5, 2004 as the Predecessor or the 218 days ended August 5, 2004 and for each of the two years in the period ended December 31, 2003 as the Predecessor.

On August 6, 2004, KSTA Acquisition, LLC (“KSTA”), a Delaware limited liability company, acquired all of the outstanding capital stock of Holdings, the Company’s parent, from American Industrial Partners Capital Fund II, L.P. (“AIP”), on the terms and conditions specified in the stock purchase agreement entered into on June 23, 2004. Subsequent to such purchase of stock, KSTA distributed the stock of Holdings to its parent Holdings, Inc. and certain other stockholders and then immediately merged with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Holdings, which is a wholly-owned subsidiary of Holdings, Inc. As a result of such merger, the Company assumed by operation of law all of the rights and obligations of KSTA. All of the Company’s capital stock is held indirectly by Holdings, Inc., the Company’s new parent. Holdings, Inc. was formed at the direction of an investor group led by Kohlberg Management IV, L.L.C., which now owns a majority of the outstanding common stock of Holdings, Inc. These transactions were financed by a cash equity investment in the Company’s parent by an investor group led by Kohlberg Management IV, L.L.C., borrowings under Company’s senior secured credit facility, and the issuance of notes. The merger and the related transactions, including the issuance of the notes, the entering into of the Company’s new senior secured credit facility, the repayment of certain existing indebtedness, including the tender for and the subsequent redemption of the Company’s senior subordinated unsecured notes, and the payment of related fees and expenses, are collectively referred to as the “Transactions.”

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

a. Transactions

The amounts necessary to consummate the Transactions totaled approximately $330 million, including approximately $221.4 million to pay the then equity holders of Holdings, approximately $88.3 million to repay existing indebtedness, approximately $20.0 million in related fees and expenses, and approximately $0.3 million in net change in cash balances.

The Transactions were financed as follows:

•	a cash common equity investment of $105 million in Holdings, Inc. by an investor group led by funds managed by Kohlberg Management IV, L.L.C. and certain members of management of the Company;

•	KSTA and the Company issued new senior subordinated notes to various qualified institutional buyers for $160 million (see Note 9);

•	KSTA and the Company borrowed $65 million under a new six year term loan senior secured credit facility (see Note 9).

b. Allocation of Purchase Price

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

Current assets	$111,297
Property, plant and equipment	132,113
Goodwill	146,893
Intangible and other assets	110,609
Deferred income taxes	7,221

Total assets acquired	$508,133

Current liabilities	$61,674
Capital lease obligations	811
Foreign debt	4,429
Senior subordinated notes (Old Notes)	11,793
Long term deferred income taxes	46,132
Pension and other post-retirement liabilities	53,097
Other long term liabilities	197

Total liabilities	$178,133

Net assets acquired	$330,000

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

The current assets included $23.0 million of acquired cash, with $11.8 million used for the settlement of the 10.25% Senior Subordinated Notes (the “Old Notes”) (See Note 9).

The intangible assets totaling $110.6 million included $51.1 million of non-amortizing trademarks and trade names, $16.0 million of debt issuance costs with an average useful life of 8.6 years, $24.3 million of technology with an average useful life of 12.8 years, and $18.6 million assigned to customer relationships with an estimated useful life of 10 years.

(2)	Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all of the Company’s wholly-owned subsidiaries: Precision Engine Products Corp., Stanadyne, SpA (“SpA”), Precision Engine Products LTDA (“PEPL”) and Stanadyne Automotive Foreign Sales Corp. (“FSC”) which was dissolved December 30, 2002. Intercompany balances have been eliminated in consolidation. A joint venture, Stanadyne Amalgamations Private Limited (“SAPL”), is fully consolidated based on the Company’s 51% controlling share, while the remaining 49% is recorded as a minority interest. The financial statements of SAPL, SpA and PEPL are consolidated on a fiscal year basis ending November 30.

Cash and Cash Equivalents. The Company considers cash on hand and short-term investments with an original maturity of three months or less to be “cash and cash equivalents” for financial statement purposes.

Inventories. Inventories are stated at the lower of cost or market. The principal components of costs included in inventories are materials, labor, subcontract cost and overhead. The Company uses the last-in/first-out (“LIFO”) method of valuing its inventory, except for the inventories of SpA, PEPL and SAPL, which are valued using the first-in/first-out (“FIFO”) method. At December 31, 2004 and 2003, inventories valued at LIFO represented 83% and 80% of total inventories, respectively.

Property, Plant and Equipment. Property, plant and equipment, including significant improvements thereto, are recorded at cost. Equipment under capital leases is stated at the net present value of minimum lease payments. Depreciation of plant and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets within the following ranges:

Buildings and improvements	15 years
Machinery and equipment	2 to 12 years
Computer hardware and software	1 to 5 years

Goodwill and Other Intangible Assets. The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142 (“FAS 142”) “Goodwill and Other Intangible Assets” and SFAS No. 144 (“FAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets.” FAS 142 required that upon adoption, amortization of goodwill cease and instead, the carrying value of goodwill be evaluated for impairment on an annual basis by applying a fair value based test. Intangible assets consist primarily of technological know-how, trademarks, customer contracts, patents and deferred loan origination costs. Identifiable intangible assets will continue to be amortized over their useful lives of 4 to 18.5 years and be reviewed for impairment in accordance with SFAS No. 144 (“FAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Fair Value of Financial Instruments. Disclosures about fair value of financial instruments, requires the disclosure of fair value information for certain assets and liabilities, whether or not recorded in the balance sheet,

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

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

Foreign Currency Translation. The Company’s policy is to translate balance sheet accounts using the exchange rate at the balance sheet date and statement of operations accounts using the average monthly exchange rate for the month in which the transactions are recognized. The resulting translation adjustment is recorded as accumulated other comprehensive income (loss) in the consolidated balance sheets. Worldwide foreign currency transaction (losses) and gains of ($10), $319, $814 and ($1,774) are included in the consolidated statements of operations for the 148 days ended December 31, 2004, the 218 days ended August 5, 2004, and for the years ended December 31, 2003 and 2002, respectively.

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

Research and Development. Research and development (“R&D”) costs incurred for the 148 days ended December 31, 2004, the 218 days ended August 5, 2004, and for the years ended December 31, 2003 and 2002 were $4,482, $7,493, $11,432 and $11,193, respectively, of which $469, $873, $1,526 and $1,943, respectively, were reimbursed by customers. The net expenses of $4,013, $6,620, $9,906 and $9,250 for the 148 days ended December 31, 2004, the 218 days ended August 5, 2004, and for the years ended December 31, 2003 and 2002, respectively, are included in the consolidated statements of operations.

Stock Options. The Company follows the intrinsic method of accounting for its stock-based compensation under the guidelines set forth in Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

Issued to Employees.” Intrinsic value is the excess of the market value of the common stock over the exercise price at the date of grant. Because stock options are granted with fixed terms and with an exercise price equal to the market price of the common stock at the date of grant, there is no measured compensation cost of stock options.

Had compensation costs for options been determined based on the fair value of options outstanding for the 148 day period ended December 31, 2004 and the years ended December 31, 2003 and 2002, pro forma net income would be as follows:

	Successor	Predecessor
	148 Days Ended December 31, 2004	December 31, 2003	December 31, 2002
Net income as reported	$4,579	$9,128	$1,053

Stock based compensation using Black-Scholes option valuation model, net of related tax effects	359	177	167

Pro forma net income	$4,220	$8,951	$886

The pro forma effects of compensation costs on net income under the fair value method for the period from January 1, 2004 to August 5, 2004 of the Predecessor have not been presented since all options were purchased and expensed in this period.

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

Inventory Costs, an amendment of ARB No. 43, Chapter 4. In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” (“SFAS No. 151”) which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact SFAS No. 151 will have on its consolidated financial statements.

Share-Based Payment. In December 2004, the FASB also issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement is effective for the Company beginning July 1, 2005. The Company believes that adoption of this statement will not have any material impact on its consolidated financial condition or results of operations.

Reclassifications. Certain amounts have been reclassified in the 2003 and 2002 consolidated financial statements to conform to the 2004 presentation.

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

(3)	Inventories

Inventories at December 31 consisted of:

	Successor 2004	Predecessor 2003
Raw materials	$14,523	$8,025
Work in process	18,145	14,506
Finished goods	9,209	7,563

	$41,877	$30,094

The LIFO asset at December 31, 2004 and 2003 was $7,492 and $3,117, respectively.

(4)	Property, Plant and Equipment

Property, plant and equipment including equipment under capital leases at December 31 consisted of:

	Successor 2004	Predecessor 2003
Land	$8,598	$11,929
Building and improvements	27,338	29,367
Machinery and equipment	93,895	147,039
Capitalized leases	1,072	1,197
Construction in progress	10,310	10,487

	141,213	200,019
Less accumulated depreciation	7,700	93,769

	$133,513	$106,250

Depreciation expense including amortization of assets acquired under capital leases was $7,668, $11,585, $18,314 and $17,468 for the 148 day period ended December 31, 2004, the 218 day period ended August 5, 2004, and for the years ended December 31, 2003 and 2002, respectively. The net book value of assets acquired under remaining capital leases was $1,018 and $1,112 at December 31, 2004 and 2003, respectively.

(5)	Goodwill and Intangible and Other Assets

Effective January 1, 2002, the Company adopted SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” With the adoption of FAS 142, goodwill is no longer subject to amortization but is annually assessed for impairment by applying a fair-value based test. The effect of the discontinuation of goodwill amortization for the year 2002 is an increase of net income of approximately $1.9 million compared to net income if there had been amortization of goodwill. SFAS 142 requires that goodwill be tested annually and between annual tests if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company’s annual evaluation of the carrying value of goodwill completed during the second quarter of 2004 also determined that there was no impairment of goodwill. Subsequent impairment losses, if any, will be reflected in operating income in the consolidated statement of operations. The Company will continue to perform its evaluation in connection with the goodwill recorded in connection with the Transactions on an annual basis during the Company’s second quarter.

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

Goodwill for each segment was: the Precision Products and Technologies Group (the “Precision Products”), $131.0 million and $59.4 million at December 31, 2004 and 2003, respectively; and Precision Engine, $15.4 million and $11.4 million at December 31, 2004 and 2003, respectively. The annual change in goodwill amounts is primarily due to the Transactions.

Major components of intangible and other assets at December 31 consisted of:

	Successor		Predecessor
	2004		2003
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Technology/patents	$24,300	$1,030	$9,809	$7,681
Debt issuance costs	16,010	813	4,886	2,105
Pension intangible asset	—	—	1,604	—
Customer contracts	18,600	750	1,310	1,134
Deferred income taxes	—	—	335	—
Trademarks/Trade names	51,100	—	—	—
Other	718	6	1,820	454

	$110,728	$2,599	$19,764	$11,374

Amortization expense was $1,786, $385, $1,424 and $2,399 for the 148 day period ended December 31, 2004, 218 day period ended August 5, 2004, and for the years ended December 31, 2003 and 2002, respectively. Amortization of interest expense of debt issuance costs was $813, $434, $952 and $1,029 for the 148 day period ended December 31, 2004, 218 day period ended August 5, 2004, and for the years ended December 31, 2003 and 2002, respectively.

(6)	Leases

The Company is obligated under certain noncancelable operating leases. Rent expense for the 148 day period ended December 31, 2004, the 218 day period ended August 5, 2004, and for the years ended December 31, 2003 and 2002 was $1,008, $1,472, $2,567 and $2,632, respectively.

Future minimum payments under noncancelable operating leases with initial or remaining lease terms in excess of one year and future minimum capital lease payments as of December 31, 2004 were as follows:

	Capital leases	Operating leases
Year ending December 31:
2005	$354	$1,158
2006	279	819
2007	179	344
2008	93	109
2009	—	86

Total minimum lease payments	905	$2,516

Less amount representing interest at a weighted average rate of 3.6%	44

Present value of net minimum capital lease obligations	861
Less current installments of capital lease obligations	331

Capital lease obligations, excluding current installments	$530

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

(7)	Accrued Liabilities

Accrued liabilities at December 31 consisted of:

	Successor 2004	Predecessor 2003
Pensions	$11,101	$6,140
Salaries, wages and bonus	9,715	7,033
Accrued interest	7,486	335
Vacation	5,476	5,047
Accrued taxes	2,838	3,387
Workers’ compensation	1,984	2,986
Accrued warranty	1,973	1,842
Retiree health benefits	1,020	1,339
Other	3,790	3,140

	$45,383	$31,249

(8)	Other Noncurrent Liabilities

Other noncurrent liabilities at December 31 consisted of:

	Successor 2004	Predecessor 2003
Pensions	$23,652	$17,782
Retiree health benefits	9,622	21,765
Italian leaving indemnity (Note 10)	6,254	5,974
Workers’ compensation	5,088	4,864
Environmental	810	858
Other noncurrent liabilities	42	89

	$45,468	$51,332

(9)	Long-term Debt

Long-term debt at December 31 consisted of:

	Successor 2004	Predecessor 2003
Revolving credit lines	$—	$—
Term Loans	64,837
Old Term Loan	—	25,000
Old Senior Subordinated Notes	—	66,000
Senior Subordinated Notes	160,000	—
Stanadyne Amalgamations Private Limited debt, payable to India banks through 2008, bearing interest at rates ranging from 2.37% to 5.75%	1,298	1,527
Stanadyne, SpA debt, payable to Italian banks through 2005, bearing interest at rates ranging from 2.9% to 3.2%	2,557	2,627

	228,692	95,154
Less current maturities of long-term debt	3,624	6,523

Long-term debt, excluding current maturities	$225,068	$88,631

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

On August 6, 2004 as a result of the Transactions, the Company refinanced its existing U.S. senior bank facility comprised of term loans and revolving credit lines, which resulted in one new term loan (the “Term Loans”) and a new revolving credit line (the “Revolving Credit Line”). In addition the Company issued new senior subordinated notes (the “Notes”) totaling $160,000.

At December 31, 2004, the Company had a total borrowing availability of $28,185 against the total maximum limit of the $35,000 Revolving Credit Line of which $6,815 was used for standby letters of credit. Any amounts outstanding against the Revolving Credit Line are payable on August 6, 2009. If there were any borrowings of the Revolving Credit Line, the interest rate would have been 6.5% at December 31, 2004. The Company also paid a commitment fee of 0.5% on the unused portion of the revolving credit line.

At December 31, 2004 the Company had $64,837 of Term Loans outstanding at various interest rates ranging from 5.75% to 7.75%. The Term Loans outstanding at December 31, 2004 are payable in quarterly installments of $162.5 from January 2005 through July 2010 with a final balloon payment of $61,587.5 on August 6, 2010. The Term Loans are primarily LIBOR borrowings and are repriced approximately every month based on prevailing market rates.

Payment of the Revolving Credit Line and Term Loans (the “Senior Bank Facility”) is an obligation of Stanadyne Corporation (the “Borrower”) and is guaranteed by Holdings and each domestic subsidiary of Holdings, other than the Borrower (the “Guarantors”). The Senior Bank Facility is secured by substantially all of the assets of the Borrower and by a pledge of substantially all the issued and outstanding capital stock of the Guarantor and 65% of the capital stock of SpA, PEPL and SAPL. In addition, the Senior Bank Facility is subject to financial and other covenants, including limits on indebtedness, liens and capital expenditures, and restrictions on dividends or other distributions to stockholders.

The Company had $160,000 of Notes outstanding at December 31, 2004 at a fixed interest rate of 10.00%. The Notes are due on August 15, 2014. Payment of the Notes is an obligation of Stanadyne Corporation (the “Parent”) and is guaranteed by Precision Engine (the “Subsidiary Guarantor”). In addition, the Notes are subject to covenants including limitations on indebtedness, liens, and dividends or other distributions to stockholders.

The Company had $66,000 of senior subordinated notes issued in 1997 (the “Old Notes”) outstanding at December 31, 2003 at a fixed interest rate of 10.25%. The Old Notes were due on December 15, 2007. Payment of the senior subordinated notes was an obligation of Stanadyne Corporation and was guaranteed by Precision Engine. In addition, the Old Notes were subject to covenants including limitations on indebtedness, liens, and dividends or other distributions to stockholders. Following the Transactions, the Company purchased $54,482 of Old Notes based on the terms of a tender offer dated July 19, 2004. An $11,518 outstanding balance of Old Notes was called by the Company according to the terms of the original indenture and purchased on September 7, 2004. During 2003, the Company retired $9,950 in Old Notes. As a result of the early retirement of the Old Notes, in 2003 the Company realized a $715 gain after the write off of unamortized debt issuance costs of $225.

On October 24, 2003 the Company refinanced its existing U.S. senior bank facility comprised of term loans and revolving credit lines, which resulted in a term loan (the “Old Term Loan”) and a revolving credit line (the “Old Revolving Credit Line”).

At December 31, 2003, the Company had a total borrowing availability of $24,746 against the total maximum limit of the $40,000 Old Revolving Credit Line: eligible collateral was $3,447 below the maximum credit limit, $0 was borrowed on the Old Revolving Credit Line, $6,807 was used for standby letters of credit,

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

and $5,000 represented a minimum liquidity reserve. Any amounts outstanding against the Old Revolving Credit Line were payable on October 15, 2007. If there were any borrowings of the Old Revolving Credit Line, the interest rate would have been 5.75% at December 31, 2003. The Company also paid a commitment fee of 0.5% on the unused portion of the Old Revolving Credit Line. At December 31, 2003, the Company had $25,000 in Old Term Loans outstanding at various interest rates ranging from 4.39% to 6.25%. The remaining $25,000 Old Term Loan outstanding at December 31, 2003 was payable in quarterly installments of $893 from January 2004 through July 2007 with a final balloon payment of $11,607 on October 1, 2007.

At December 31, 2004 and 2003, the weighted average interest rate on the Company’s current and long-term borrowings at SAPL was 2.69% and 3.25%, respectively.

At December 31, 2004 and 2003, the weighted average interest rate on the Company’s short-term borrowings at SpA was 3.05% and 3.25%, respectively.

The fair values of the Company’s Term Loans and short-term borrowings approximated their recorded values at December 31, 2004 based on similar borrowing agreements offered by other major institutional banks. The fair value of the Notes based on bid-side prices at December 31, 2004 was approximately $172,800.

The aggregate maturities of long-term debt outstanding at December 31, 2004 were:

2005	$3,624
2006	944
2007	944
2008	943
2009	222,237

$228,692

For the 148 day period ended December 31, 2004, the 218 day period ended August 5, 2004, and for the years ended December 31, 2003 and 2002, interest paid was $1,702, $4,092, $8,598 and $9,238, respectively.

(10)	Pensions

The Company has a noncontributory defined benefit pension plan that covers substantially all of the domestic hourly and salaried employees except for Tallahassee hourly employees. Benefits under the pension plan are based on years of service and compensation levels during employment for salaried employees and for the years of service for hourly employees. It is the policy of the Company to fund the pension plan in an amount at least equal to the minimum required contribution as determined by the plan’s actuaries, but not in excess of the maximum tax-deductible amount under Section 404 of the Internal Revenue Code. The Company may make discretionary contributions of any amount within this range based on financial circumstances and strategic considerations which typically vary from year to year. The Company expects to contribute approximately $11,000 in cash to its defined benefit pension plan in 2005. Plan assets are invested primarily in a diversified portfolio of equity and fixed income securities.

Unrecognized gains and losses exceeding 10% of the accumulated benefit obligation are amortized over the average remaining service period of the plan participants.

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

The following table sets forth the change in benefit obligation, change in plan assets and funded status of the pension plans and amounts recognized in the Company’s consolidated balance sheets as of December 31, 2004 and 2003:

	2004	2003
Change in projected benefit obligations:
Benefit obligation at beginning of year (Predecessor)	$79,918	$71,007
Service cost	3,107	2,866
Interest cost	4,856	4,586
Actuarial loss	1,618	3,576
Benefits paid	(2,382)	(2,117)

Benefit obligations at end of year (Successor)	$87,117	$79,918

Change in plan assets:
Fair value of plan assets at beginning of year (Predecessor)	$48,203	$37,769
Actual return on plan assets	5,768	9,848
Employer contribution	1,947	2,703
Benefits paid	(2,382)	(2,117)

Fair value of plan asset at end of year (Successor)	$53,536	$48,203

	Successor	Predecessor
Funded status:
Funded status	$(33,580)	$(31,715)
Unrecognized prior service cost	—	1,414
Unrecognized net actuarial (gain) loss	(1,173)	9,445

Accrued pension cost	$(34,753)	$(20,856)

Amounts recognized in the balance sheet:
Accrued benefit liability	$(34,753)	$(23,883)
Intangible asset	—	1,604
Accumulated other comprehensive income	—	1,423

Accrued pension cost	$(34,753)	$(20,856)

The components of the net periodic pension costs were as follows:

	Successor	Predecessor
	148 Days Ended December 31, 2004	218 Days Ended August 5, 2004	Years Ended December 31,
			2003	2002
Service cost	$1,253	$1,854	$2,866	$2,997
Interest cost	1,958	2,898	4,586	4,624
Expected return on plan assets	(1,640)	(2,486)	(3,284)	(3,877)
Amortization of prior service costs	—	103	173	173
Recognized net actuarial loss	—	33	402	12

Net periodic pension cost	$1,571	$2,402	$4,743	$3,929

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

Actuarial assumptions used in accounting for the pension plans were:

	Successor Year Ended December 31, 2004	Predecessor Year Ended December 31, 2003
Benefit obligation at year-end:
Assumed average salary compensation increase	4.00%	4.00%
Discount rate	6.00%	6.25%

	Successor	Predecessor
	148 Days Ended December 31, 2004	218 Days Ended August 5, 2004	Year Ended December 31, 2003	Year Ended December 31, 2003
Net periodic benefit cost for the year:
Assumed average salary compensation increase	4.00%	4.00%	4.00%	5.00%
Discount rate	6.25%	6.25%	6.75%	7.375%
Expected long-term rate of return on assets	8.75%	8.75%	8.75%	9.00%

The assumed average salary compensation increase of 4% reflected the current economic conditions. No compensation increase rate is applicable for the hourly plans, as participants accrue fixed benefits for each year of service (regardless of compensation earned).

The discount rate used to value the pension obligation is developed with consideration given to a number of factors, including the current interest rate environment, benchmark fixed-income yields, peer comparisons, and expected future pension benefit payments. The discount rate of 6.00%, set at December 31, 2004, reflects a decline of approximately 0.25% during 2004 in a weighted average of Moody’s Baa and Aaa rates which represents a proxy for the Moody’s Aa rate.

Pension amounts shown are determined based on a measurement date of December 31, which coincides with the Company’s fiscal year end.

Asset management objectives under the pension plan’s investment policy include maintaining an adequate level of diversification to reduce interest rate and market risk and providing adequate liquidity to meet immediate and future benefit payment requirements.

The Company’s pension plan asset allocation at December 31, 2004 and 2003 and targeted allocation for 2005 by asset category are as follows:

	Target Allocation	Percentage of Plan Assets
Asset Category	2005	Successor 2004	Predecessor 2003
Equity securities	58% – 85%	70.1%	69.7%
Debt securities	15% – 42%	29.8%	30.0%
Real estate	0% – 5%	0.0%	0.0%
Cash equivalents	0% – 5%	0.1%	0.3%

		100.0%	100.0%

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

The equity securities and debt securities do not directly include any amounts of Company stock or Notes at December 31, 2004 and 2003. Assets are generally rebalanced to the target asset allocation quarterly.

Estimated future benefit payments are as follows:

2005	$2,722
2006	3,042
2007	3,389
2008	3,772
2009	4,216
Subsequent five years	28,120

Additional information for defined pension plans includes:

	December 31, 2004	December 31, 2003
Accumulated benefit obligation	$78,121	$71,324
Decreases in minimum pension liability included in accumulated other comprehensive income	(1,423)	(1,971)

Additional information for pension plans with accumulated benefit obligations in excess of plan assets:

	Successor	Predecessor
	December 31, 2004	December 31, 2003
Projected benefit obligation	$87,117	$79,918
Accumulated benefit obligation	78,121	71,324
Fair value of assets	53,536	48,203

In accordance with Italian Civil Code, the Company provides employees of SpA a leaving indemnity payable upon termination of employment. The amount of this leaving indemnity is determined by the employee’s category, length of service, and overall remuneration earned during service. Amounts included as part of other liabilities at December 31, 2004 and 2003 were $6,744 and $5,974, respectively. Leaving indemnity expense was $256, $417, $612 and $487 for the 148 day period ended December 31, 2004, 218 day period ended August 5, 2004, and for the years ended December 31, 2003 and 2002, respectively.

The Company also has two nonqualified plans titled the “Stanadyne Corporation Benefit Equalization Plan” and the “Stanadyne Corporation Supplemental Retirement Plan” (together, the “SERP”), which are designed to supplement the benefits payable to designated employees under the Stanadyne Corporation Pension Plan. The annual benefit payable under the SERP is equal to the difference between the benefit the designated employee would have received under the Stanadyne Corporation Pension Plan if certain Code limitations did not apply and the designated employee’s Stanadyne Corporation Pension Plan benefit.

Benefits may be paid under the Stanadyne Corporation Pension Plan and the SERP in the form of (i) a straight-life annuity for the life of the participant; (ii) a 50%, 75% or 100% joint and survivor annuity whereby the participant receives a reduced monthly benefit for life and the surviving spouse receives 50%, 75% or 100% of such reduced monthly benefit for life; and (iii) for participants with an accrued benefit of $5 or less, a lump sum. The SERP expense was $113, $155, $220 and $304 for the 148 day period ended December 31, 2004, 218 day period ended August 5, 2004, and for the years ended December 31, 2003 and 2002, respectively. The SERP expense is included in the results for the pension plans.

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

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

Effective June 1, 2003, the Company implemented changes to the retiree health plans by standardizing cost sharing guidelines for all U.S. retirees. The Company’s cost commitment for employees who were hired prior to 1997 is one hundred dollars per month per eligible participant prior to becoming Medicare-eligible and fifty dollars per month when Medicare-eligible. Employees hired after 1996 are required to pay the full cost of postretirement medical coverage. Employees who retired before 1998 are eligible for Company-provided life insurance benefits. Employees who retire after 1997 are allowed to purchase life insurance through the Company at full cost. The effect of this change is reflected as a plan amendment in the reconciliation of change in benefit obligations below.

Unrecognized gains and losses exceeding 10% of the accumulated postretirement benefit obligation are amortized over the average remaining service period of the plan participants.

The following table presents the plan’s change in benefit obligation, change in plan assets and funded status reconciled with amounts recognized in the Company’s consolidated balance sheets as of December 31:

	2004	2003
Change in benefit obligations:
Benefit obligation at beginning of year (Predecessor)	$14,718	$28,547
Service cost	238	311
Interest cost	664	1,077
Plan amendments	—	(13,672)
Actuarial (gain) loss	(2,482)	656
Plan participants’ contributions	2,332	1,848
Benefits paid	(4,158)	(4,049)

Benefit obligation at end of year (Successor)	$11,312	$14,718

Change in plan assets:
Fair value of plan assets at beginning of year (Predecessor)	$—	$—
Employer contribution	1,826	2,201
Plan participants’ contribution	2,332	1,848
Benefit paid	(4,158)	(4,049)

Fair value of plan assets at end of year (Successor)	$—	$—

	Successor	Predecessor
Funded status:
Funded status	$(11,312)	$(14,718)
Unrecognized prior service cost	—	(11,451)
Unrecognized net actuarial loss	670	3,065

Accrued postretirement cost	$(10,642)	$(23,104)

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

Net periodic postretirement benefit costs included the following components:

	Successor	Predecessor
	148 Days Ended December 31, 2004	218 Days Ended August 5, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Service cost	$96	$142	$311	$328
Interest cost	268	396	1,077	2,009
Amortization of prior service cost	—	(1,590)	(2,221)	—
Recognition of net actuarial loss	—	—	154	—

Net periodic postretirement benefits (income) cost	$364	$(1,052)	$(679)	$2,337

Actuarial assumptions used in accounting for the postretirement health care and life insurance plans were:

	Successor December 31, 2004	Predecessor December 31, 2003
Benefit obligation at year-end:
Discount rate	6.00%	6.25%
Health care cost trend rates:
Initial rate	N/A	N/A
Ultimate rate	N/A	N/A

	Successor	Predecessor
	148 Days Ended December 31, 2004	218 Days Ended August 5, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Net periodic benefit cost:
Discount rate	6.25%	6.25%	6.75%	7.375%
Expected long-term rate of return on assets	N/A	N/A	N/A	N/A
Health care cost trend rates:
Initial rate	N/A	N/A	9.50%	7.50%
Ultimate rate	N/A	N/A	4.50%	4.50%

Due to the changes implemented June 1, 2003 to the retiree health plans that standardized cost sharing guidelines for all U.S. retirees, assumed health care costs trend rates do not have a significant effect on amounts reported for the other postretirement plan benefits.

The discount rate used to value the postretirement benefit obligation is identical to the discount rate used to value the pension benefit obligation (see Note 10—Pensions).

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

(12)	Income Taxes

Income taxes (benefit) consisted of:

	Current	Deferred	Total
2004
Successor
Federal	$551	$561	$1,112
State	165	143	308
Foreign	310	(582)	(272)

	$1,026	$122	$1,148

2004
Predecessor
Federal	$1,278	$(3,577)	$(2,299)
State	320	(247)	73
Foreign	319	(198)	121

	$1,917	$(4,022)	$(2,105)

2003
Predecessor
Federal	$5,682	$(354)	$5,328
State	744	(637)	107
Foreign	758	704	1,462

	$7,184	$(287)	$6,897

2002
Predecessor
Federal	$334	$(826)	$(492)
State	642	(253)	389
Foreign	406	(456)	(50)

	$1,382	$(1,535)	$(153)

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

Total income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 35% for each year to income (loss) before income taxes as follows:

	Successor	Predecessor
	148 Days Ended December 31, 2004	218 Days Ended August 5, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Computed “expected” expense (benefit)	$2,006	$(2,669)	$5,523	$226
Increase (reduction) in income tax resulting from:
State taxes, net of federal tax effect	476	(74)	69	252
Foreign taxes	313	316	530	405
Non-deductible Transaction Costs	—	426	—	—
Federal research and development credit	(191)	(114)	(130)	(365)
Tax benefit of extraterritorial income exclusion	(530)	(646)	(735)	(907)
Rate difference on income of foreign operations	7	9	23	48
Reduction in deferred tax asset for expiring net operating loss	—	—	728	—
Valuation allowance	(403)	—	667	—
Other, net	(530)	647	222	188

	$1,148	$(2,105)	$6,897	$(153)

U.S. federal, state and foreign net income taxes (refunded) paid amounted to $(2,076), $5,236, $5,564 and $903 for the 148 day period ended December 31, 2004, 218 day period ended August 5, 2004, and for the years ended December 31, 2003 and 2002, respectively.

Income (loss) before taxes from domestic operations was $5,182, $(6,330), $17,982 and $6,566 for the 148 day period ended December 31, 2004, 218 day period ended August 5, 2004, and for the years ended December 31, 2003 and 2002, respectively. Income (loss) before taxes from foreign operations was $550, $(1,295), $(2,202) and $(5,921) for the 148 day period ended December 31, 2004, 218 day period ended August 5, 2004, and for the years ended December 31, 2003 and 2002, respectively.

As result of losses in the period January 1, 2004 to August 5, 2004, the Predecessor has unused federal net operating losses of $5,203 at August 5, 2004. These losses can be carried back two years to offset federal taxable income.

As a result of losses generated in the period August 6, 2004 to December 31, 2004, the Company has $10,852 of federal net operating losses at December 31, 2004, which if not used to offset future federal taxable income will expire in 2024.

As a result of losses in current and previous years, the Company has unused net operating loss carryforwards for state income tax purposes of approximately $6,286 at December 31, 2004, which, if not used to offset future state taxable income, will expire during 2009 to 2019. The Company also has unused foreign net operating losses of $3,093 at December 31, 2004 of which $1,401 will expire in 2008.

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are presented as follows:

	Successor 2004	Predecessor 2003
Current:
Deferred tax assets:
Postretirement benefits	$580	$705
Compensated absences	1,872	1,636
Workers’ compensation	797	1,224
Federal general business tax credit	400	—
State tax credits	100	100
Net operating losses	6,000	667
Health benefits	632	583
Other	1,027	631

Deferred tax assets	11,408	5,546
Deferred tax liabilities:
Inventories	(2,879)	(408)

Net current deferred tax asset before valuation allowance	8,529	5,138
Less: valuation allowance	—	(667)

Net current deferred tax after valuation allowance	$8,529	$4,471

Noncurrent:
Deferred tax assets:
Postretirement benefits	$13,660	$15,563
Net operating loss carry forwards	1,314	933
Workers’ compensation	2,102	1,994
Other	4,419	919

Deferred tax assets	21,495	19,409
Deferred tax liabilities:
Property, plant and equipment	(69,502)	(19,074)

Net noncurrent deferred tax (liability) asset	$(48,007)	$335

At December 31, 2003, the Company established a valuation allowance of $667 for certain foreign net operating losses that were scheduled to expire in 2004. During 2004, the Company reduced the valuation allowance by $403 after determining that it more likely than not will be able to utilize $403 of the $667 foreign net operating losses that were scheduled to expire in 2004. Based on projections for future taxable income and the expectation that a significant portion of these deferred tax assets are to be realized by offsetting them against temporary items, it is management’s belief that it is more likely than not that all other deferred tax assets will be fully realized.

(13)	401(k) Plan

Substantially all of the Company’s domestic employees are eligible to participate in 401(k) savings plans. The 401(k) savings plans provide such employees with the opportunity to save for retirement on a tax deferred basis. The Company contributes 50% of the employee’s contribution per year up to a limit, as defined in the plan documents. The Company made contributions of $39, $307, $344 and $355 during the 148 day period ended December 31, 2004, 218 day period ended August 5, 2004, and for the years ended December 31, 2003 and 2002, respectively.

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

(14)	Stock Options

Effective June 5, 1998, the Board of Directors of Holdings adopted the Management Stock Option Plan (the “Stock Plan”). The Stock Plan, which was non-qualified for federal income tax purposes, provided for the grant of up to 120,000 options to purchase common stock of Holdings. Options issued under the Stock Plan were to expire on June 5, 2008 and vest subject to specific acceleration clauses as a result of certain performance-based measures as defined by the Stock Plan. All options would be fully vested after seven years following the date of grant.

On January 8, 2002, the Board of Directors of Holdings approved a Supplement to the Stock Plan (the “Supplement Plan”). The Supplement Plan provided for the grant of up to 59,020 options to purchase common stock of Holdings. Options issued under the Supplement Plan were to expire after ten years following the date of grant and vest subject to specific acceleration clauses as a result of certain performance-based measures as defined by the Supplement Plan. All options would be fully vested after seven years following the date of grant.

In connection with the Transactions, Holdings amended the terms of the Stock Plan to provide for vesting of all unvested options as of August 5, 2004 and purchased all of the outstanding stock options, requiring a charge to earnings in the third quarter of 2004 of approximately $14.3 million reflected in Transactions related costs (see Note 1) in the consolidated statement of operation for the 2004 period presented of the Predecessor.

Presented below is a summary of stock option activity for the Stock Plan for the 218 days ended August 5, 2004, and the years ended December 31, 2003 and 2002, respectively.

	Outstanding		Exercisable
	Stock Options Outstanding	Weighted Average Exercise Price *	Stock Options Outstanding	Weighted Average Exercise Price *
December 31, 2001	60,980	$60.28	17,440	$60.28
Granted	23,400	60.28	—	—

December 31, 2002	84,380	60.28	17,440	60.28
Cancelled	(1,500)	60.28	—	—
Granted	5,800	118.46	—	—
Vested	—	—	13,850	72.46

December 31, 2003	88,680	64.09	31,290	65.67
Exercised	(486)	60.28	(486)	60.28
Cancelled	(9,714)	60.28	(2,431)	60.28
Vested	—	—	50,107	60.28
Purchased	(78,480)	225.79	(78,480)	225.79

August 5, 2004	—	$—	—	$—

*	Note that the weighted average exercised price is the per share price.

The weighted average fair values per share of outstanding options at December 31, 2003 and 2002 were $68.66 and $20.78, respectively. These values were estimated using the Black-Scholes option valuation model using assumed risk-free interest rates ranging from 3.3% to 4.3%, depending on the period of time to termination of the options, and an expected remaining life of stock options of 4.4 to 9.8 years.

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

Following the Transactions, in the third quarter of 2004, Holdings, Inc. established the 2004 Equity Incentive Plan (“Option Plan”), which replaced the Stock Plan and Supplemental Plan, to provide for the award of non-qualified stock options to attract and retain persons who are in a position to make a significant contribution to the success of the Company and its subsidiaries. As of December 31, 2004, a total of 14,740,000 options to purchase Holdings, Inc. common stock were awarded under the Option Plan to certain members of management and 25,000 options were awarded to a director. The exercise price of these options equaled the fair value of the common stock of Holdings, Inc. on the date of the Transactions. Accordingly, no compensation cost was associated with the issuance of these options.

Holdings, Inc. completed an equity restructuring on December 20, 2004 resulting in the issuance of $58.1 million in Senior Discount Notes and a distribution/return of capital to common shareholders of $55.9 million. Immediately following the distribution to shareholders, and in accordance with the terms of the Option Plan, the Compensation Committee amended the options granted in 2004 by reducing the exercise price from $1.00 per option share to $0.47 per option share.

Presented below is a summary of stock option activity for the Option Plan for the 148 days ended December 31, 2004.

	Outstanding		Exercisable
	Stock Options Outstanding	Weighted Average Exercise Price *	Stock Options Outstanding	Weighted Average Exercise Price *
August 6, 2004	—	$—	—	$—
Granted	14,765,000	0.47–1.00	—	—

December 31, 2004	14,765,000	$0.47	—	$—

*	Note that the weighted average exercised price is the per share price.

The following table provides certain information with respect to stock options outstanding and exercisable under the Option Plan at December 31, 2004:

	Outstanding Options	Exercisable Options
Number of Options	14,765,000	—
Exercise Price	$0.47	—
Remaining Life	9.75 years	N/A

The weighted average fair value per share of outstanding options at December 31, 2004 was approximately $0.58. This value was estimated using the Black-Scholes option valuation model using assumed risk-free interest rate of 3.3% and an expected remaining life of stock options of 9.75 years.

(15)	Related Party Transactions

During the 148 day period ended December 31, 2004, the Company incurred management fees of $302 payable to Kohlberg & Company L.L.C. for management services provided. During the 218 day period ended August 5, 2004, and for the years ended December 31, 2003 and 2002, the Company incurred management fees of $656, $1,100 and $1,100 payable to AIP for management services provided. These charges are included in selling, general and administrative expenses.

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

The Company had an amount due from Stanadyne Automotive Holding Corp. of $4,269 as of December 31, 2003. This amount was extinguished in connection with the Transactions.

(16)	Significant Customers

Sales to customers and their affiliates, which represented approximately 10% or more of consolidated total sales, were as follows:

		Successor	%	Predecessor
	Segment	148 Days Ended December 31, 2004		218 Days Ended August 5, 2004%		Year Ended December 31, 2003%		Year Ended December 31, 2002%
Customer A	Precision Products	$47,644	26.7	$63,122	37.6	$74,408	25.6	$62,201	23.9
Customer B	Precision Engine/ Precision Products	14,904	8.3	21,484	12.8	31,699	10.9	23,916	9.2
Customer C	Precision Products	12,330	6.9	17,638	10.5	21,970	7.6	30,934	11.9

Accounts receivable balances with these customers and their affiliates were $21,453 and $18,391 at December 31, 2004 and 2003, respectively.

(17)	Commitments and Contingencies

The Company is involved in various legal and regulatory proceedings generally incidental to its business. While the results of any litigation or regulatory issue contain an element of uncertainty, management believes that the outcome of any known, pending or threatened legal proceeding, or all of them combined, will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company is subject to potential environmental liability and various claims and legal actions which are pending or may be asserted against the Company concerning environmental matters. In conjunction with the acquisition of the Company from Metromedia Company (“Metromedia”) on December 11, 1997, Metromedia agreed to partially indemnify the Company for certain environmental matters.

The effect of this indemnification is to limit environmental exposure of known sites. However, there are limitations to this indemnification. Estimates of future costs of environmental matters are inevitably imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the development and application of new technologies, the identification of new sites for which the Company may have remediation responsibility and the apportionment and collectibility of remediation costs among responsible parties. The Company establishes reserves for these environmental matters when a loss is probable and reasonably estimable and has accrued its best estimate, $1,011 and $1,035, with respect to these matters at December 31, 2004 and 2003, respectively. It is reasonably possible that the final resolution of some of these matters may require the Company to make expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. However, management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company’s consolidated financial position or results of operations.

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

The Company provides a limited warranty for specific products and recognizes the projected cost for this warranty in the period the products are sold. The Company’s warranty accrual is included as a component of accrued liabilities in the consolidated balance sheets. Details to the annual change in the Company’s warranty accrual are presented below:

	2004	2003
Warranty liability, beginning of year (Predecessor)	$1,842	$1,875
Warranty expense based on products sold	1,528	1,593
Adjustments to warranty estimates	—	(600)
Warranty claims paid	(1,397)	(1,026)

Warranty liability, end of year (Successor)	$1,973	$1,842

(18)	Segments

The Company has two reportable segments, Precision Products formerly known as Diesel Systems Group, and Precision Engine. Precision Products manufactures its own proprietary products including pumps for gasoline and diesel engines, injectors and filtration systems for diesel engines, and various non-proprietary products manufactured under contract for other companies. The Company’s proprietary products currently account for the majority of Precision Products sales. This segment accounted for approximately 84%, 83%, 77% and 78% of the Company’s revenues for the 148 day period ended December 31, 2004, 218 day period ended August 5, 2004, and for the years ended December 31, 2003 and 2002, respectively. Precision Engine manufactures roller-rocker arms, hydraulic valve lifters and lash adjusters primarily for gasoline engines. Revenues for Precision Engine accounted for 16%, 17%, 23% and 22% of total revenues for the 148 day period ended December 31, 2004, 218 day period ended August 5, 2004, and for the years ended December 31, 2003 and 2002, respectively. The Company’s reportable segments are strategic business units that offer similar products (engine parts) to customers in related industries (agricultural, industrial and automotive engine manufacturers). The Company considers Precision Products and Precision Engine to be two distinct segments because the operating results of each are compiled, reviewed and managed separately by Company management. In addition, the products and services of each segment have an end use (gasoline versus diesel engines) which entails different engineering and marketing efforts.

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

The following summarizes key information used by the Company in evaluating the performance of each segment:

	Successor As of and For the 148 Day Period Ended December 31, 2004
	Precision Products	Precision Engine	Eliminations	Totals
Net sales	$120,503	$23,231	$(253)	$143,481
Gross profit	29,299	32	—	29,331
Depreciation and amortization expense	8,044	1,410	—	9,454
Operating income (loss)	16,177	(1,493)	—	14,684
Net income (loss)	5,637	(1,058)	—	4,579
Total assets	461,220	57,285	(14,049)	504,456
Total capital expenditures	6,007	568	—	6,575

	Predecessor For the 218 Day Period Ended August 5, 2004
	Precision Products	Precision Engine	Eliminations	Totals
Net sales	$168,060	$35,168	$(128)	$203,100
Gross profit (loss)	40,949	(514)	—	40,435
Depreciation and amortization expense	10,033	1,937	—	11,970
Operating income (loss)	100	(2,607)	—	(2,507)
Net loss	(3,740)	(1,739)	—	(5,479)
Total capital expenditures	5,926	435	—	6,361

	Predecessor For the Year Ended December 31, 2003
	Precision Products	Precision Engine	Eliminations	Totals
Net sales	$224,818	$65,396	$(15)	$290,199
Gross profit	50,966	5,125	—	56,091
Depreciation and amortization expense	16,704	3,034	—	19,738
Operating income	22,499	1,775	—	24,274
Net income	8,536	592	—	9,128
Total assets	255,927	45,915	(18,117)	283,725
Total capital expenditures	10,231	2,584	—	12,815

	Predecessor For the Year Ended December 31, 2002
	Precision Products	Precision Engine	Eliminations	Totals
Net sales	$203,452	$57,238	$—	$260,690
Gross profit	41,631	3,668	—	45,299
Depreciation and amortization expense	16,408	3,459	—	19,867
Operating income (loss)	14,244	(3,167)	—	11,077
Net income (loss)	4,591	(3,538)	—	1,053
Total capital expenditures	9,032	1,835	—	10,867

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

(19)	Foreign and Geographic Information

The Company has manufacturing operations in the United States, Italy, Brazil and India. The following is a summary of significant financial information by geographic area:

	Successor	Predecessor
	148 Day Period Ended December 31, 2004	218 Day Period Ended August 5, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Net sales:
Domestic—United States	$81,739	$109,368	$162,522	$143,170

Foreign net sales:
Mexico	21,885	29,782	31,544	24,281
France	16,111	21,681	27,530	22,370
All other	23,746	42,269	68,603	70,869

Total foreign sales	61,742	93,732	127,677	117,520

Net sales	$143,481	$203,100	$290,199	$260,690

	Successor	Predecessor
	December 31, 2004	December 31, 2003
Long-lived assets:
United States	$355,620	$148,727
Italy	29,838	33,153
Brazil	600	1,461
India	2,011	2,118

Long-lived assets	$388,069	$185,459

Deferred tax (liabilities) assets:
United States	$(36,525)	$5,424
Italy	(4,119)	(1,909)
Brazil	1,166	1,291

Deferred tax (liabilities) assets	$(39,478)	$4,806

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

(20)	Valuation and Qualifying Accounts

The components of significant valuation and qualifying accounts were as follows:

	Allowance for Uncollectible Accounts Receivable	Inventory Reserves
Balance January 1, 2002 (Predecessor)	$524	$2,506

Charged to costs and expenses	95	123
Write-offs	(133)	(77)
Effect of exchange rate changes	36	16

Balance December 31, 2002 (Predecessor)	522	2,568

Charged to costs and expenses	32	546
Write-offs	(1)	(510)
Effect of exchange rate changes	35	120

Balance December 31, 2003 (Predecessor)	588	2,724

Charged to costs and expenses	104	1,103
Write-offs	—	(1,289)
Effect of exchange rate changes	36	(26)

Balance August 5, 2004 (Predecessor)	728	2,512

Charged to costs and expenses	(170)	640
Write-offs	—	(327)
Effect of exchange rate changes	19	96

Balance December 31, 2004 (Successor)	$577	$2,921

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

(21)	Supplemental Combined Condensed Financial Statements

The Notes issued by the Company are guaranteed jointly, fully, severally and unconditionally by the Subsidiary Guarantor on a subordinated basis and are not guaranteed by SpA, SAPL and PEPL (the “Non-Guarantors”).

Supplemental combining condensed balance sheets as of December 31, 2004 and 2003 and the supplemental combined condensed statements of operations and cash flows for 2004, 2003 and 2002 for the Parent (the Company), Subsidiary Guarantor and Non-Guarantor Subsidiaries are presented below. Separate complete financial statements of the Guarantor are not presented because they are not required.

	Successor December 31, 2004
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
ASSETS
Cash and cash equivalents	$17,069	$68	$445	$794		$18,376
Accounts receivable, net	31,259	7,258	5,835	—		44,352
Inventories, net	29,884	5,758	7,035	(800	)(a)	41,877
Other current assets	6,268	3,773	1,741	—		11,782

Total current assets	84,480	16,857	15,056	(6)		116,387
Property, plant and equipment, net	88,034	19,183	26,259	37		133,513
Intangible and other assets, net	229,825	18,577	7,373	(1,219	)(b)	254,556
Investment in subsidiaries	35,087	703		(35,790	)(c)	—

Total assets	$437,426	$55,320	$48,688	$(36,978)		$504,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$55,200	$7,690	$7,330	$18		$70,238
Current maturities of long-term debt and capital lease obligations	650	—	3,305	—		3,955

Total current liabilities	55,850	7,690	10,635	18		74,193
Long-term debt and capital lease obligations	224,187	—	1,411	—		225,598
Other noncurrent liabilities	73,729	9,803	11,109	(1,166	)(b)	93,475
Minority interest in consolidated subsidiary	—	—	—	201		201
Intercompany accounts	(26,830)	20,948	5,398	484		—
Stockholders’ equity	110,490	16,879	20,135	(36,515	)(c)	110,989

Total liabilities and stockholders’ equity	$437,426	$55,320	$48,688	$(36,978)		$504,456

(a)	Amount represents the elimination of inventory for out of period intercompany transfers.

(b)	Amount represents reclassification of deferred tax asset to deferred tax liability.

(c)	Amount represents the elimination of investments in subsidiaries.

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

	Predecessor December 31, 2003
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non - Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
ASSETS
Cash and cash equivalents	$17,514	$19	$388	$56		$17,977
Accounts receivable, net	27,846	6,695	4,362	—		38,903
Inventories, net	18,044	6,375	6,065	(390	)(a)	30,094
Other current assets	5,255	315	1,453	—		7,023

Total current assets	68,659	13,404	12,268	(334)		93,997
Property, plant and equipment, net	70,620	16,808	18,822	—		106,250
Intangible and other assets, net	51,282	12,606	18,021	(2,700	)(b)	79,209
Investment in subsidiaries	29,856	(3,264)	—	(26,592	)(c)	—
Due from Stanadyne Automotive Holding Corp.	4,269	—	—	—		4,269

Total assets	$224,686	$39,554	$49,111	$(29,626)		$283,725

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$39,729	$8,024	$6,214	$1		$53,968
Current maturities of long-term debt and capital lease obligations	2,900	671	3,232	—		6,803

Total current liabilities	42,629	8,695	9,446	1		60,771
Long-term debt and capital lease obligations	83,400	4,029	1,855	—		89,284
Other noncurrent liabilities	35,059	10,300	8,562	(2,589	)(b)	51,332
Minority interest in consolidated subsidiary	—	—	—	238		238
Intercompany accounts	(16,048)	320	15,729	(1)		—
Stockholders’ equity	79,646	16,210	13,519	(27,275	)(c)	82,100

Total liabilities and stockholders’ equity	$224,686	$39,554	$49,111	$(29,626)		$283,725

(a)	Amount represents the elimination of inventory for out of period intercompany transfers.

(b)	Amount represents reclassification of deferred tax liability to deferred tax asset.

(c)	Amount represents the elimination of investments in subsidiaries.

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

	Successor 148 Day Period Ended December 31, 2004
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$114,751	$21,965	$10,633	$(3,868	)(a)	$143,481
Cost of goods sold	85,900	22,449	9,777	(3,976	)(a)	114,150

Gross profit (loss)	28,851	(484)	856	108		29,331
Selling, general, administrative and other operating expenses	12,581	1,781	47	238	(b)	14,647

Operating income (loss)	16,270	(2,265)	809	(130)		14,684
Other income (expense):
Interest, net	(8,345)	(478)	(109)	(20)		(8,952)

Income (loss) before income taxes (benefit) and minority interest	7,925	(2,743)	700	(150)		5,732
Income taxes (benefit)	2,626	(1,181)	(218)	(79	)(b)	1,148

Income (loss) before minority interest	5,299	(1,562)	918	(71)		4,584
Minority interest in gain of consolidated subsidiary	—	—	—	(5)		(5)

Net income (loss)	$5,299	$(1,562)	$918	$(76)		$4,579

	Predecessor 218 Day Period Ended August 5, 2004
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$157,692	$33,078	$16,905	$(4,575	)(a)	$203,100
Cost of goods sold	116,785	34,100	16,204	(4,424	)(a)	162,665

Gross profit (loss)	40,907	(1,022)	701	(151)		40,435
Selling, general, administrative and other operating expenses	39,855	1,889	1,261	(63	)(b)	42,942

Operating income (loss)	1,052	(2,911)	(560)	(88)		(2,507)
Other income (expense):
Interest, net	(4,262)	(210)	(642)	(4)		(5,118)

Loss before income tax benefit and minority interest	(3,210)	(3,121)	(1,202)	(92)		(7,625)
Income tax benefit	(865)	(1,257)	(4)	21	(b)	(2,105)

Loss before minority interest	(2,345)	(1,864)	(1,198)	(113)		(5,520)
Minority interest in loss of consolidated subsidiary	—	—	—	41		41

Net loss	$(2,345)	$(1,864)	$(1,198)	$(72)		$(5,479)

(a)	To eliminate intercompany sales and cost of sales.

(b)	To eliminate exchange losses and related taxes on intercompany debt considered as a long-term investment.

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

	Predecessor Year Ended December 31, 2003
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$210,160	$61,918	$22,048	$(3,927	)(a)	$290,199
Cost of goods sold	158,760	58,181	21,047	(3,880	)(a)	234,108

Gross profit	51,400	3,737	1,001	(47)		56,091
Selling, general, administrative and other operating expenses	26,418	3,480	1,449	470	(b)	31,817

Operating income (loss)	24,982	257	(448)	(517)		24,274
Other income (expense):
Gain from extinguishment of debt	715	—	—	—		715
Interest, net	(7,642)	(329)	(1,158)	(80)		(9,209)

Income (loss) before income taxes (benefit) and minority interest	18,055	(72)	(1,606)	(597)		15,780
Income taxes	5,398	80	1,574	(155	)(b)	6,897

Income (loss) before minority interest	12,657	(152)	(3,180)	(442)		8,883
Minority interest in loss of consolidated subsidiary	—	—	—	245		245

Net income (loss)	$12,657	$(152)	$(3,180)	$(197)		$9,128

	Predecessor Year Ended December 31, 2002
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$188,679	$52,943	$26,596	$(7,528	)(a)	$260,690
Cost of goods sold	149,047	50,018	23,885	(7,559	)(a)	215,391

Gross profit	39,632	2,925	2,711	31		45,299
Selling, general, administrative and other operating expenses	25,626	4,762	4,640	(806	)(b)	34,222
Intercompany FSC commissions	(3,344)	(96)	3,440	—		—

Operating income (loss)	17,350	(1,741)	(5,369)	837		11,077
Interest, net	8,259	716	1,327	130		10,432

Income (loss) before income taxes (benefit) and minority interest	9,091	(2,457)	(6,696)	707		645
Income taxes (benefit)	96	(170)	(345)	266	(b)	(153)

Income (loss) before minority interest	8,995	(2,287)	(6,351)	441		798
Minority interest in loss of consolidated subsidiary	—	—	—	255		255

Net income (loss)	$8,995	$(2,287)	$(6,351)	$696		$1,053

(a)	To eliminate intercompany sales and cost of sales.

(b)	To eliminate exchange losses and related taxes on intercompany debt considered as a long-term investment.

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

	Successor 148 Day Period Ended December 31, 2004
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations	Stanadyne Corporation & Subsidiaries
Cash flows from operating activities:
Net income (loss)	$5,299	$(1,562)	$918	$(76)	$4,579
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,949	1,394	1,111	—	9,454
Amortization of debt issuance	813	—	—	—	813
Other adjustments	1,932	(813)	108	(474)	753
Gain applicable to minority interest	—	—	—	5	5
Changes in operating assets and liabilities	(25,023)	5,466	(849)	1,383	(19,023)

Net cash provided by (used in) operating activities	(10,030)	4,485	1,288	838	(3,419)

Cash flows from investing activities:
Capital expenditures	(5,861)	(543)	(530)	359	(6,575)
Acquisition, net of cash acquired	(225,026)	—	—	—	(225,026)

Net cash (used in) provided by investing activities	(230,887)	(543)	(530)	359	(231,601)

Cash flows from financing activities:
Net change in debt	124,702	(4,196)	(990)	—	119,516
Net change in equity	105,000	—	—	—	105,000

Net cash provided by (used in) provided by financing activities	229,702	(4,196)	(990)	—	224,516

Net decrease in cash and cash equivalents	(11,215)	(254)	(232)	1,197	(10,504)
Effect of exchange rate changes on cash	14	—	53	(403)	(336)
Cash and cash equivalents at beginning of period	28,270	322	624	—	29,216

Cash and cash equivalents at end of period	$17,069	$68	$445	$794	$18,376

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

	Predecessor 218 Day Period Ended August 5, 2004
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations	Stanadyne Corporation & Subsidiaries
Cash flows from operating activities:
Net loss	$(2,345)	$(1,864)	$(1,198)	$(72)	$(5,479)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,762	1,921	1,287	—	11,970
Amortization of debt issuance costs	387	47	—	—	434
Other adjustments	(2,397)	(1,242)	(620)	21	(4,238)
Loss applicable to minority interest	—	—	—	(42)	(42)
Changes in operating assets and liabilities	16,393	2,376	(1,324)	(27)	17,418

Net cash provided by (used in) operating activities	20,800	1,238	(1,855)	(120)	20,063

Cash flows from investing activities:
Capital expenditures	(5,728)	(431)	(202)	—	(6,361)
Proceeds from disposal of property, plant and equipment	—	—	5	—	5
Investment in subsidiaries	(2,135)	—	—	2,135	—

Net cash used in investing activities	(7,863)	(431)	(197)	2,135	(6,356)

Cash flows from financing activities:
Net change in debt	(2,175)	(504)	176	—	(2,503)
Net change in equity	—	—	2,135	(2,135)	—

Net cash (used in) provided by financing activities	(2,175)	(504)	2,311	(2,135)	(2,503)

Net increase in cash and cash equivalents	10,762	303	259	(120)	11,204
Effect of exchange rate changes on cash	(6)	—	(23)	64	35
Cash and cash equivalents at beginning of period	17,514	19	388	56	17,977

Cash and cash equivalents at end of period	$28,270	$322	$624	$—	$29,216

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

	Predecessor Year Ended December 31, 2003
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations	Stanadyne Corporation & Subsidiaries
Cash flows from operating activities:
Net income (loss)	$12,657	$(152)	$(3,180)	$(197)	$9,128
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,224	3,000	1,514	—	19,738
Amortization of debt issuance costs	938	14	—	—	952
Other adjustments	(12)	(69)	860	(155)	624
Loss applicable to minority interest	—	—	—	(245)	(245)
Changes in operating assets and liabilities	15,547	(5,952)	(5,071)	1,404	5,928

Net cash provided by (used in) operating activities	44,354	(3,159)	(5,877)	807	36,125

Cash flows from investing activities:
Capital expenditures	(9,091)	(2,580)	(1,456)	312	(12,815)
Proceeds from disposal of property, plant and equipment	4	—	—	—	4
Investment in subsidiaries	(214)	—	—	214	—

Net cash used in investing activities	(9,301)	(2,580)	(1,456)	526	(12,811)

Cash flows from financing activities:
Net change in debt	(15,699)	4,395	1,846	—	(9,458)
Net change in equity	(6,076)	1,355	5,366	(394)	251

Net cash (used in) provided by financing activities	(21,775)	5,750	7,212	(394)	(9,207)

Net increase (decrease) in cash and cash equivalents	13,278	11	(121)	939	14,107
Effect of exchange rate changes on cash	13	—	57	(883)	(813)
Cash and cash equivalents at beginning of year	4,223	8	452	—	4,683

Cash and cash equivalents at end of year	$17,514	$19	$388	$56	$17,977

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

	Predecessor Year Ended December 31, 2002
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non - Guarantor Subsidiaries	Eliminations	Stanadyne Corporation & Subsidiaries
Cash flows from operating activities:
Net income (loss)	$8,995	$(2,287)	$(6,351)	$696	$1,053
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,226	3,421	1,220	—	19,867
Amortization of debt issuance costs	1,029	—	—	—	1,029
Other adjustments	(1,609)	(465)	(733)	266	(2,541)
Loss applicable to minority interest	—	—	—	(255)	(255)
Changes in operating assets and liabilities	(9,257)	(949)	15,473	(1,088)	4,179

Net cash provided by (used in) operating activities	14,384	(280)	9,609	(381)	23,332

Cash flows from investing activities:
Capital expenditures	(6,708)	(1,776)	(2,071)	(312)	(10,867)
Proceeds from disposal of property, plant and equipment	—	—	61	—	61
Investment in subsidiaries	9,812	—	(10,366)	554	—

Net cash provided by (used in) investing activities	3,104	(1,776)	(12,376)	242	(10,806)

Cash flows from financing activities:
Net change in debt	(11,007)	—	857	—	(10,150)
Net change in equity	(2,761)	2,059	1,700	(511)	487

Net cash (used in) provided by financing activities	(13,768)	2,059	2,557	(511)	(9,663)

Net increase (decrease) in cash and cash equivalents	3,720	3	(210)	(650)	2,863
Effect of exchange rate changes on cash	20	—	(110)	1,790	1,700
Cash and cash equivalents at beginning of year	483	5	772	(1,140)	120

Cash and cash equivalents at end of year	$4,223	$8	$452	$—	$4,683

*  *  *  *  *  *

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was conducted under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were adequate and designed to ensure that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported in a timely manner, including that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

There was no change in internal control over financial reporting that materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses in internal control over financial reporting, subsequent to the evaluation described above.

Reference is made to the Certifications of the Chief Executive Officer and Chief Financial Officer about these and other matters filed as exhibits to this report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age as of December 31, 2004 and position with the Company of each person who is a member of the Board of Directors or an executive officer of the Company. In connection with the Transactions, Holdings, Inc., Kohlberg and other stockholders of Holdings, Inc. entered into a stockholders agreement (the “Stockholders Agreement”) pursuant to which such persons were granted certain registration rights and participation rights. Pursuant to the Stockholders Agreement, Kohlberg has the right to elect the directors of Holdings, Inc. All directors serve for the term for which they are elected or until their successors are duly elected and qualified or until death, retirement, resignation or removal. All directors of Holdings Inc. also serve as directors of the Company.

Directors do not receive compensation for their services as directors, with the exception of Mr. Wier who receives $25,000 per year. During the fourth quarter of 2004, Mr. Wier received a grant for 25,000 options subject to terms of the Option Plan. Directors of the Company are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board of Directors or committees thereof. There are no family relationships between any director or executive officer.

Name	Age	Position
William D. Gurley	56	President, Chief Executive Officer and Director, Stanadyne Corporation
Stephen S. Langin	46	Vice President, Chief Financial Officer and Secretary, Stanadyne Corporation
Donald Buonomo	65	Vice President, Quality and Reliability, Stanadyne Corporation
Robert L. Dayton	55	Vice President and General Manager, Precision Engine Products Corp.
Leon P. Janik	61	Senior Vice President and General Manager, Fluid Management Technologies, Stanadyne Corporation
William W. Kelly	53	Senior Vice President and General Manager, Fuel Systems Products and Precision Components and Assembly, Stanadyne Corporation
Jean S. McCarthy	57	Vice President, Human Resources, Stanadyne Corporation
Samuel P. Frieder	39	Director
James A. Kohlberg	46	Director
Christopher Lacovara	39	Director
James A. Wier	61	Director
James D. Wiggins	56	Director and Chairman of the Board
Gordon H. Woodward	35	Director

William D. Gurley, President, Chief Executive Officer and Director. Mr. Gurley came to Precision Products in 1984 as Vice President of Marketing and Planning and was promoted in 1987 to the position of Vice President, Marketing and Product Engineering. In 1989, Mr. Gurley was promoted to the position of Executive Vice President, Marketing, Engineering and Operations. At that time, he was elected as a director. In 1995, he was promoted to his current position. Prior to joining Stanadyne, he worked for the Garrett Corporation’s Automotive Products Company (now a portion of AlliedSignal purchased by Honeywell) in a series of sales and management positions. Mr. Gurley subsequently became the President and General Manager of its Japanese subsidiary. Before Garrett Corporation, he worked at the Packard Electric Division, General Motors in engineering, manufacturing and sales positions. Mr. Gurley holds a B.S. in mechanical engineering from Rose Hulman Institute of Technology and an M.B.A. degree from Pepperdine University.

Stephen S. Langin, Vice President, Chief Financial Officer and Corporate Secretary. Mr. Langin joined Stanadyne in 1981 and held progressively more responsible positions in accounting until being named Corporate Controller in 1989. In 2001, Mr. Langin was promoted to his current position. Mr. Langin holds a B.S. in business administration and an M.B.A. degree from the University of Connecticut.

Donald Buonomo, Vice President, Quality and Reliability. Mr. Buonomo joined Stanadyne in May 1997 as Vice President, Quality and Reliability. Prior to joining Stanadyne, he served as Vice President, Corporate Quality with C. Cowles & Company and Vice President, Quality & Reliability with Veeder-Root Company. Mr. Buonomo holds a M.S. in management from the Hartford Graduate Center and a B.A. from Dowling College.

Robert L. Dayton, Vice President and General Manager, Precision Engine Products Corp. Mr. Dayton joined Stanadyne’s Precision Engine Products Corp. as Vice President and General Manager, Precision Engine Products Corp. in August 2003. Prior to joining Stanadyne, he served as President and Chief Executive Officer for Precision Governors, L.L.C since 1999. During 1998 and 1999, he served as President and COO, Spiro International, a metal forming capital equipment manufacturer for construction, metal forming, and automotive applications. Beginning in the early 1990’s, he served in a number of senior management positions with Energy Absorption Systems, Inc. (thermoplastic transportation products); Rockford Powertrain, Inc. Borg Warner Division and Carsonite International (metal fabrication, assembly, and thermoplastics) prior to his position with Spiro. Mr. Dayton holds a B.S., Business and Economics, from the University of Kentucky.

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

William W. Kelly, Senior Vice President and General Manager, Fuel System Products and Precision Components and Assembly. Mr. Kelly joined Stanadyne in May 1982 as Assistant Chief Engineer for Advanced Engineering and was promoted to Director of Product Engineering in October 1987. Effective with the formation of Stanadyne Automotive Corp. in 1988, Mr. Kelly was appointed to Vice President of Engineering and Marketing for the Diesel Systems Division. In January 1998, Mr. Kelly was appointed Vice President and General Manager, Fuel Pumps, Precision Products, and in 2003 he was appointed to his current position. Prior to joining the Company, he worked for Eaton Corporation for one year in the new product development, preceded by eight years with DaimlerChrysler Corporation in various roles involving vehicle and engine systems engineering. Mr. Kelly holds a M.S.M.E. degree from the University of Michigan concurrent with his graduation from the Chrysler Institute of Engineering, an M.B.A. from Wayne State University, and a B.S. Engineering degree from Oakland University.

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

Samuel P. Frieder, Director. Mr. Frieder has served as a director of the Company since August 6, 2004. Mr. Frieder is a Principal of Kohlberg & Company, L.L.C., which he joined in 1989. He is a member of the board of directors of Allied Aerospace Engineering, Inc., Applied Graphics Technologies, Inc., BI Incorporated, CUSA Busways, L.L.C., Holley Performance Products, Inc., Innotek, Inc., Katy Industries, Inc., KSIN Holdings, Ltd., Nancy’s Specialty Foods, Inc., Nevamar Company, L.L.C., Orion Food Systems, L.L.C. and Thousand Trails, Inc. He is also a member of the Management Committee of Katonah Capital, L.L.C. Mr. Frieder received an A.B. from Harvard College.

James A. Kohlberg, Director. Mr. Kohlberg has served as a director of the Company since August 6, 2004. Mr. Kohlberg is a Managing Principal of Kohlberg & Company, L.L.C., which he co-founded in 1987. He is a member of the board of directors of Allied Aerospace Engineering, Inc., Applied Graphics Technologies, Inc., CUSA Busways, L.L.C., Holley Performance Products, Inc., Innotek, Inc., Katy Industries, Inc., Nancy’s Specialty Foods, Inc., Nevamar Company, L.L.C., Orion Food Systems, L.L.C. and KTTI Holding Company, Inc. Mr. Kohlberg received a B.A. from Golden Gate University and an M.B.A. from New York University.

Christopher Lacovara, Director. Mr. Lacovara has served as a director of the Company since August 6, 2004. Mr. Lacovara is a Principal of Kohlberg & Company, L.L.C., which he joined in 1988. He is a member of the board of directors of Allied Aerospace Engineering, Inc., Applied Graphics Technologies, Inc., BI Incorporated, CUSA Busways, L.L.C., Holley Performance Products, Inc., Katy Industries, Inc., Nancy’s Specialty Foods, Inc., Nevamar Company, L.L.C., Orion Food Systems, L.L.C, Redaelli Tecna, S.p.A., KSIN Holdings, Ltd., and Thousand Trails, Inc. He is also a member of the Management Committee of Katonah Capital, L.L.C. Mr. Lacovara received an A.B. from Harvard College, a B.E.E.S. from Hofstra University and an M.S. from Columbia University.

James A. Wier, Director. Mr. Weir has served as a director of the Company since October 29, 2004. Mr. Wier is President and Chief Executive Officer of Simplicity Manufacturing, Inc. Prior to joining Simplicity Manufacturing, Inc. in 1999, Mr. Wier held a number of key positions in Briggs & Stratton Corporation including, since 1989, Executive Vice President of Operations. Mr. Wier received a Bachelor’s Degree in Business Administration from the University of Wisconsin, Madison. Mr. Wier has completed postgraduate work at the University of Northern Illinois and is a CPA.

James D. Wiggins, Director and Chairman of the Board. Mr. Wiggins has served as a director of the Company since August 6, 2004. Mr. Wiggins is a Principal of Kohlberg & Company, L.L.C., which he joined in 2002. He also is currently Chairman and Chief Executive Officer of Holley Performance Products, Inc., a Kohlberg portfolio company. Prior to joining Kohlberg & Company, Mr. Wiggins was President and Chief Executive Officer of the Gates Group of Companies, a subsidiary of Tomkins PLC, which acquired Schrader-Bridgeport International, Inc. from Kohlberg & Company in 1998. Mr. Wiggins received a B.S.M.E. from Lawrence Technological University and an M.B.A. from Ball State University.

Gordon H. Woodward, Director. Mr. Woodward has served as a director of the Company since August 6, 2004. Mr. Woodward is a Principal of Kohlberg & Company, L.L.C., which he joined in 1996. He is a member of the board of directors of CUSA Busways, L.L.C., Innotek, Inc., Nancy’s Specialty Foods, Inc., Nevamar Company, L.L.C. and Redaelli Tecna, S.p.A. Mr. Woodward received an A.B. from Harvard College.

Audit Committee Financial Expert

The duties and responsibilities of the audit committee include the appointment and termination of the engagement of the Company’s independent registered public accounting firm, otherwise overseeing the independent auditor relationship, reviewing significant accounting policies and internal controls and reporting its findings to the full board of directors. Mr. Woodward is Chairman of the Audit committee. The Board of Directors has determined that Mr. Wier has the attributes of an “audit committee financial expert” pursuant to the regulations of the SEC, and is “independent” pursuant to the listing standards of the Nasdaq Stock Market, if the Company’s securities were so listed (which they are not). Stockholders should understand that this designation is a disclosure requirement of the SEC related Mr. Wier’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. Wier any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and Board of Directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or Board of Directors.

Code of Ethics

All of the Company’s employees and directors are subject to the terms of its formal Business Ethics Policy and Foreign Corrupt Practices Compliance Policy (the “Policies”). These Policies define in addition to other issues, the legal, moral and ethical guidelines by which all employees, including executives and officers, are required to follow in the discharge of their duties and responsibilities. Although the Company is not subject to the listing requirements for equity issuers which would require having a code of ethics, the Policies constitute a code of ethics within the guidelines set forth in Regulation S-K Item 406.

ITEM 11.	EXECUTIVE COMPENSATION

The compensation of executive officers of the Company is determined by the Board of Directors of the Company. The following table sets forth information concerning the five most highly compensated officers of the Company (the “Named Executive Officers”) for services rendered in fiscal 2004, 2003 and 2002.

Summary Compensation Table

Name and Position	Year	Annual Compensation			Long Term Compensation Awards Securities Underlying Options (#)(2)	All Other Compensation(3)
		Salary	Bonus	Other Annual Compensation(1)
William D. Gurley (President, Chief Executive Officer and Director)	2004 2003 2002	$428,500 402,000 375,250	$491,349 411,797 125,739	$24,021 24,021 24,021	3,500,000 — 5,000	$5,000,484 — —

Stephen S. Langin (Vice President, Chief Financial Officer and Secretary)	2004 2003 2002	219,250 199,750 187,000	247,045 204,764 87,685	7,581 7,581 7,581	1,000,000 — 2,500	1,195,142 — —

Leon P. Janik (Senior Vice President and General Manager)	2004 2003 2002	279,250 262,000 245,125	354,266 289,318 126,707	25,015 25,015 25,015	1,000,000 — 2,500	2,053,365 — —

William W. Kelly (Senior Vice President and General Manager)	2004 2003 2002	285,500 262,000 245,125	374,293 277,933 98,281	14,073 14,073 14,073	1,800,000 — 2,000	2,517,140 — —

Jean S. McCarthy (Vice President, Human Resources)	2004 2003 2002	172,500 162,000 151,625	197,823 166,048 50,826	11,173 11,173 11,173	150,000 — 2,500	869,103 — —

(1)	None of the Named Executive Officers received personal benefits or other annual compensation in excess of the lesser of $50,000 or 10% of the combined salary and bonus in each respective year.

Other Annual Compensation includes the employer match under the Company’s 401(k) savings plan for each Named Executive Officer of $300 per year. The balance is the premium paid for executive life insurance.

(2)	Options are for a number of shares of common stock in Holdings, Inc.

(3)	All Other Compensation paid in 2004 was related to the settlement of outstanding stock options issued under the Management Stock Option Plan and other compensation related to the change of control Transactions.

EMPLOYMENT AGREEMENTS

The Company has entered into identical employment agreements with Messrs. Gurley and Kelly. Pursuant to these agreements, Messrs. Gurley and Kelly served in their noted capacities during 2004 at current base salaries of $441,000 and $300,000, respectively. These salaries are reviewed at least annually and shall be increased to be consistent with increases in base salary awarded in the ordinary course of business to other key executives.

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

The Company may terminate the executive for cause, as defined in the agreement, as well as for death and disability. Moreover, the executive may terminate the agreement for “Good Reason,” which includes, among other circumstances, when the executive is assigned duties inconsistent with, or is subject to any other action by the Company that results in a diminution of, his position, authority, duties or responsibilities. Upon the termination of the employment agreement by the executive upon Good Reason, the Company shall pay to the executive within thirty days of the date of termination (i) his base salary through the date of termination, as well as any outstanding bonus payments; (ii) the previous year’s bonus payment prorated for the fiscal year of the termination; (iii) an amount equal to the executive’s base salary; (iv) any deferred compensation; and (v) any other amount due the executive under any other separation or severance pay plan of the Company.

Upon any termination within three years of a change of control, as defined in the agreements, the executive is entitled to certain payments, unless the termination is because of the death or retirement of the executive, by the Company for cause or disability, or by the executive for other than Good Reason. Such payments shall include (i) the executive’s base salary through the date of termination, as well as any outstanding bonus payments; (ii) the previous year’s bonus payment prorated for the fiscal year of termination; (iii) an amount equal to three times the executive’s current base salary, plus three times the average amount paid to the executive in bonus payments over the prior three years; (iv) any deferred compensation; and (v) certain payments with respect to the executive’s automobile. The executive shall be entitled to continued participation under the welfare benefit plans of the Company for one year following the date of termination. Payments under (iii) of this paragraph shall be payable in three equal installments: the first on the date of termination; the second on the first anniversary of the date of termination; and the third on the second anniversary of the date of termination.

Mr. Langin, Mr. Janik and Ms. McCarthy are at-will employees.

STOCK OPTION PLANS

The Board of Directors of Holdings adopted the Management Stock Option Plan (the “Stock Plan”) as of June 5, 1998. The Stock Plan provided for the grant of stock options to certain management employees of Holdings and its subsidiary, the Company, for the purchase of shares of Holdings. These options were non-qualified for federal income tax purposes. Subject to the requirements and limitations of the Stock Plan, the President and Chief Executive Officer of Holdings had the authority to select the participants in the Stock Plan. The Board of Directors of Holdings, or a committee designated by the Board of Holdings, had the sole and complete responsibility and authority to, among other duties, approve grants of options under the Stock Plan.

The former Board of Directors of Holdings approved a Supplement to the Stock Plan (“Supplement Plan”) on January 8, 2002. This Supplement Plan provided for the grant of Undesignated Options (“2002 Options”) from the Stock Plan to certain management employees of Holdings and its subsidiary, the Company. All requirements and limitations of the Stock Plan applied to this Supplement Plan, except for unique vesting provisions that apply only to the 2002 Options.

In connection with the Transactions, Holdings amended the terms of the Stock Plan to provide for vesting of all unvested options as of August 5, 2004 and purchased all of the outstanding stock options resulting in a charge to earnings in the third quarter of 2004 of approximately $14.3 million reflected as Transactions related costs in the consolidated statement of operations of the Predecessor of the Company for the 2004 period presented.

Following the Transactions, in the third quarter of 2004, Holdings, Inc. established the 2004 Equity Incentive Plan (“Option Plan”), which replaced the Stock Plan and Supplement Plan, to provide for the award of non-qualified stock options to attract and retain persons who are in a position to make a significant contribution to the success of the Company and its subsidiaries. The exercise price of these options, on the date of grant, equaled the fair value of the common stock of Holdings Inc. Accordingly, no compensation cost was associated with the issuance of these options.

Holdings, Inc. completed an equity restructuring on December 20, 2004 resulting in the issuance of $58.1 million in Senior Discount Notes and a distribution/return of capital to common shareholders of $55.9 million. Immediately following the distribution to shareholders, and in accordance with the terms of the Option Plan, the Compensation Committee amended the options granted in 2004 by reducing the exercise price from $1.00 per option share to $0.47 per option share.

Option Grants

As of December 31, 2004, a total of 14,740,000 options to purchase Holdings Inc. common stock were awarded under the Option Plan to certain members of management and 25,000 options were awarded to Mr. Wier.

Option Vesting

None of the options awarded under the Option Plan vested during the year ended December 31, 2004. A total of 25% of the options awarded in 2004 are eligible to vest upon completion of the audit the Company’s financial results and achievement of specific performance targets for the year ending December 31, 2004 according to the terms of the Option Plan.

Stock Option Exercises

There were no stock options issued under the Option Plan exercised by the Named Executive Officers during the twelve months ended December 31, 2004.

EMPLOYEE BENEFIT PLANS

401(k) Plans

The Company sponsors two savings plans which are intended to be qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. All regular U.S. employees, except Tallahassee hourly employees, are eligible to participate in the Stanadyne Corporation Savings Plus Plan (the “SC Savings Plan”). Beginning on January 1, 1998, hourly employees at the Tallahassee Plant were eligible to participate in the Precision Engine Products Corp. Retirement Fund (the “PEPC 401(k) Plan”). The maximum matching contribution for any participant, excluding the participants in the PEPC 401(k) Plan, for any year is 50% of such participant’s contributions up to a maximum amount of $300. The participants in the PEPC 401(k) Plan receive a Company core contribution of $300 per year plus a maximum matching contribution of $200.

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

Under Formula One, benefits are based upon (i) a percentage of the monthly average compensation received by a participant during the five consecutive calendar years of employment that would produce the highest such average (the “Final Average Compensation”), (ii) the years of service of the participant with the Company and certain related or predecessor employers (“Years of Credited Service”), and (iii) a percentage of the primary age 65 Social Security benefit. Specifically, the accrued benefit payable under Formula One of the Stanadyne Corporation Pension Plan is equal to (w) + (x) - (y) - (z), where

(w) = 1.7% of Final Average Compensation times Years of Credited Service (not in excess of 30)

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

Benefits provided under the Stanadyne Corporation Pension Plan for hourly employees are based upon (i) a fixed amount per month and (ii) the years of service of the participant with the Company and certain related or predecessor employers (“Years of Credited Service”). Specifically, the accrued monthly benefit ordinarily payable under the Stanadyne Corporation Pension Plan for hourly employees employed at the Washington and Jacksonville locations is equal to: $14.00 multiplied by the participant’s Years of Credited Service. Hourly employees employed at the Windsor facility receive a monthly benefit of $21.00 multiplied by Years of Credited Service.

For purposes of the Stanadyne Corporation Pension Plan, compensation used in the determination of Final Average Compensation includes total earnings received for personal services to the Company. The total compensation that can be considered for any purpose under the Stanadyne Corporation Pension Plan is limited to $205,000 for 2004 and $200,000 for 2003 and 2002 pursuant to requirements imposed by the Internal Revenue Code of 1986, as amended (the “Code”), as amended by the Economic Growth and Tax Relief Reconciliation Act (“EGTRRA”) for prior years as well as for future years. The Code also places certain other limitations on the annual benefits that may be paid under the Plan.

The Company has also adopted two nonqualified plans entitled the “Stanadyne Corporation Benefit Equalization Plan” and the “Stanadyne Corporation Supplemental Retirement Plan” (together, the “SERP”), which are designed to supplement the benefits payable under the Stanadyne Corporation Pension Plan for designated employees. The annual benefit payable under the SERP is equal to the difference between the benefit the designated employee would have received under the Stanadyne Corporation Pension Plan if certain Code limitations did not apply and the designated employee’s SC Pension Plan benefit.

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

Pension Plan Table (1)(2)

	Years of Service
Final Average Annual Compensation	15	20	25	30	35
$125,000	$27,755	$37,007	$46,259	$55,510	$61,760
150,000	34,130	45,507	56,884	68,260	75,760
175,000	40,505	54,007	67,509	81,010	89,760
200,000	46,880	62,507	78,134	93,760	103,760
225,000	53,255	71,007	88,759	106,510	117,760
250,000	59,630	79,507	99,384	119,260	131,760
300,000	72,380	96,507	120,634	144,760	159,760
400,000	97,880	130,507	163,134	195,760	215,760
450,000	110,630	147,507	184,384	221,260	243,760
500,000	123,380	164,507	205,634	246,760	271,760

Note:

(1)	Amounts shown represent the annual single-life benefit at age 65 from the Stanadyne Corporation Pension Plan (as defined herein) plus the benefit from the SERP (as defined herein).

(2)	For this illustration, the annual social security benefit was assumed to be $16,476 for the calculation of the Social Security offset.

The Years of Credited Service under the Stanadyne Corporation Pension Plan at December 31, 2004, were 20.8, 23.8, 34.8, 23.0 and 4.6 for Mr. Gurley, Mr. Langin, Mr. Janik, Mr. Kelly and Ms. McCarthy, respectively. The estimated annual benefits payable under the Stanadyne Corporation Pension Plan and the SERP, assuming termination on December 31, 2004 and retirement at age 65, are illustrated as follows:

Estimated Accrued

Pension Benefit as of 12/31/04

	The Stanadyne Corporation Pension Plan*	The SERP	Total
Gurley	$57,562	$119,274	$176,836
Langin	58,731	14,871	73,602
Janik	80,472	98,580	179,052
Kelly	61,240	62,288	123,528
McCarthy	N/A	N/A	N/A

*	Based on EGTRRA $205,000, pensionable compensation limit.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company is authorized by its Certificate of Incorporation to issue 10,000 shares of common stock, par value $.01 per share (“Company Common Stock”). Holdings, Inc. indirectly owns all of the issued and outstanding 1,000 shares of Company Common Stock. Holdings, Inc. is authorized by its Certificate of Incorporation to issue 150,000,000 shares of common stock, par value $.01 per share (“Holdings, Inc. Common Stock”) of which 105,000,001 shares were outstanding on December 31, 2004. A group of investors led by Kohlberg and management of the Company own substantially all of Holdings, Inc. Common Stock. Holdings, Inc. created the Option Plan, which provides for the grant of non-qualified stock options to certain key employees and/or directors of the Company.

As of December 31, 2004, there were 36 holders of record of shares of Holdings, Inc. Common Stock. The following table sets forth certain information regarding beneficial ownership of Holdings, Inc. Common Stock as of December 31, 2004, assuming the exercise of stock options exercisable within 60 days of such date (of which there were none) by (i) each person who is known by Holdings, Inc. to be the beneficial owner of more than 5% of Holdings, Inc. Common Stock, (ii) each of the Company’s directors and the Named Executive Officers in the Summary Compensation Table and (iii) all directors and executive officers as a group. To the knowledge of the Company, each stockholder has sole voting and investment power as to the shares of Holdings, Inc. Common Stock shown unless otherwise noted.

Name	Shares (1)	Percentage
Kohlberg Funds (2) c/o Kohlberg Management IV, L.L.C. 111 Radio Circle Mount Kisco, NY 10549	60,000,001	57.1

Co-Investment Partners, L.P c/o Lexington Partners, Inc. 660 Madison Avenue New York, NY 10021	20,000,000	19.0

James D. Wiggins (3)	500,000	*

Samuel P. Frieder (3)	0	*

James A. Kohlberg (3)	0	*

Christopher Lacovara (3)	0	*

Gordon H. Woodward (3)	0	*

James A. Wier	0	*

William D. Gurley	855,000	*

Leon P. Janik	400,000	*

William K. Kelly	700,000	*

Stephen S. Langin	400,000	*

Jean S. McCarthy	0	*

All executive officers and directors as a group (13 persons)	2,915,000	2.8

*	Represents less than 1%

(1)	Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities and Exchange Commission. In computing the number of shares of Holdings, Inc. Common Stock beneficially owned by a person and the percentage of beneficial ownership of that person, shares of Holdings, Inc. Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of each other person. The persons named in this table have sole voting and investment power with respect to all shares of Holdings, Inc. Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

(2)	Consists of Kohlberg Investors IV, L.P. with 19,553,524 shares, Kohlberg TE Investors IV, L.P. with 23,482,259 shares, Kohlberg Offshore Investors IV, L.P. with 1,788,613 shares, and Kohlberg Partners IV, L.P. with 15,175,605 shares.

(3)	Each of Messrs. Wiggins, Frieder, Kohlberg, Lacovara, and Woodward are members of Kohlberg Management IV, L.L.C., which is the sole general partner of each of Kohlberg Investors IV, L.P., Kohlberg TE Investors IV, L.P., Kohlberg Offshore Investors IV, L.P., and Kohlberg Partners IV, L.P. Accordingly each of such directors may be deemed to beneficially own the 60,000,001 shares held by the Kohlberg Funds, although each disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

The Company does not have any compensation plans under which its equity securities are authorized for issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT SERVICES AGREEMENT

In accordance with a management services agreement, the Company is required to pay Kohlberg an annual fee of $750,000 for providing certain ongoing management and advisory services, payable quarterly in advance on each January 1, April 1, July 1 and October 1 during the term of the management services agreement. Kohlberg is also reimbursed for out-of-pocket expenses. The management fees are subordinated in right of payment to the New Notes.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the years ended December 31, 2004 and 2003, professional services were performed by Deloitte and Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte Entities”).

Audit Fees

The aggregate fees billed for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2004 and 2003 and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q were $315,000 and $200,000, respectively.

Audit Related Fees

The aggregate fees billed for audit related services of the Company for fiscal year ended December 31, 2003 was $18,500. These fees related to services rendered for the audit of the Company’s employee benefit plans for the fiscal years ended December 31, 2003.

Tax Fees

The aggregate fees billed for tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2003 was $58,000. These fees primarily related to preparation of state and federal income tax returns, including a calculation for federal extraterritorial income exclusion.

All Other Fees

The aggregate fees billed for services related to accounting consultation for the Transactions and related filings with the Securities and Exchange Commission not included above were $271,461 for the fiscal year ended December 31, 2004 and related to other miscellaneous services. The aggregate fees billed for services not included above were $3,500 for the fiscal year ended December 31, 2003 and related to other miscellaneous services.

Audit Committee Pre-Approval Process, Policies and Procedures

The Audit Committee has the ultimate authority and responsibility to select, evaluate and, where appropriate, replace the independent auditor. The Company’s management is responsible for preparing the Company’s financial statements. The independent auditors are responsible for auditing those financial statements. Management and the independent auditors have more time, knowledge and detailed information about the Company than do Audit Committee members. Consequently, in carrying out its oversight responsibilities, the Audit Committee is not providing any professional certification as to the independent auditors’ work or any expert or special assurance as to the Company’s financial statements, including with respect to auditor independence.

The Audit Committee must pre-approve the annual engagement and all audit and non-audit services rendered to the Company by the independent accountants other than described in the annual engagement letters. Such pre-approval is waived if services may be rendered within the de minimis exception contain in Section 202 of the Sarbanes-Oxley Act of 2002 and any rules and regulations promulgated pursuant thereto.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    1.    Financial Statements:

See “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

        2.    Financial Statement Schedules:

The Company is not required by the applicable accounting regulations of the Securities and Exchange Commission to provide any financial statement schedules. The Financial Statements and the Notes thereto contain what information is required, and what is not required has not been included.

(b)           Exhibits:

TABLE NUMBER	DESCRIPTION

2.1	Stock Purchase Agreement among KSTA Acquisition, LLC and The Sellers listed on attached A thereto dated June 23, 2004 (Exhibit 10.17 to the quarterly report on Form 10-Q for the quarter ended June 30, 2004, filed August 13, 2004).

3.1.1	Amended and Restated Certificate of Incorporation of Stanadyne Corporation (Exhibit 3.1 to the Registration Statement Form S-4, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998).

3.1.2	Certificate of Amendment of Certificate of Incorporation (Exhibit 3.1.1 to the quarterly report on Form 10-Q for the quarter ended September 30, 2001, filed November 13, 2001).

3.2	Amended and Restated By-laws of Stanadyne Corporation (Exhibit 3.2 to the Registration Statement Form S-4, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998).

4.1	Indenture dated as of August 6, 2004, among KSTA Acquisition, LLC to be merged with and into Stanadyne Corporation, Precision Engine Products Corp., and The Bank of New York, Trustee (Exhibit 4.6.1 to the quarterly report on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004).

4.2	Exchange and Registration Rights Agreement dated as of August 6, 2004 by and among KSTA Acquisition, LLC, Stanadyne Corporation, Precision Engine Products Corp., and Goldman, Sachs & Co. (Exhibit 4.6.2 to the quarterly report on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004).

4.3	Form of Exchange Note (filed as an exhibit to the Indenture relating to the notes—see Exhibit 4.1).

4.4.1	Credit and Guaranty Agreement dated as of August 6, 2004 among Stanadyne Corporation, as Borrower, Stanadyne Automotive Holding Corp. and Certain Subsidiaries of Stanadyne Corporation, as Guarantors, Various Lenders, and Goldman Sachs Credit Partners L.P., as Sole Lead Arranger, Sole Bookrunner, Syndication Agent, Administrative Agent and Collateral Agent (Exhibit 4.4.1 to the quarterly report on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004).

4.4.2	Pledge and Security Agreement dated as of August 6, 2004 between each of Stanadyne Corporation, Stanadyne Automotive Holdings Corp., and Precision Engine Products Corp. and Goldman Sachs Credit Partners L.P. as the Term Collateral Agent (Exhibit 4.4.2 to the quarterly report on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004).

TABLE NUMBER	DESCRIPTION

4.5.1	Revolving Credit and Guaranty Agreement dated as of August 6, 2004 among Stanadyne Corporation, as Borrower, Stanadyne Automotive Holding Corp. and Certain Subsidiaries of Stanadyne Corporation, as Guarantors, Various Lenders, Goldman Sachs Credit Partners L.P., as sole Lead Arranger, Sole Bookrunner and Syndication Agent, The CIT Group/Business Credit Inc., as Administration Agent and Collateral Agent, Antares Capital Corporation as Co-Documentation Agent, and Lasalle Bank National Association, as Co-Documentation Agent (Exhibit 4.5.1 to the quarterly report on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004).

4.5.2	Pledge and Security Agreement dated as of August 6, 2004 between each of Stanadyne Corporation, Stanadyne Automotive Holdings Corp., and Precision Engine Products Corp. and The CIT Group/Business Credit, Inc. as the Revolving Collateral Agent (Exhibit 4.5.2 to the quarterly report on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004).

10.1	Supply Agreement dated as of July 22, 2004 between Precision Engine Products Corp. (PEPC) and Madison—Kipp Corporation for Purchase of VTAA Pedestals (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.) (Exhibit 10.18 to the quarterly report on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004).

10.2	KSTA Holdings, Inc., 2004 Equity Incentive Plan (Exhibit 10.19 to the quarterly report on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004).

10.3	Form of Amended and Restated Employment Agreement by and between Stanadyne Automotive Corp. and William Gurley and William Kelly (Exhibit 10.3 to the Registration Statement Form S-4, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998).

10.4	Stanadyne Corporation Pension Plan effective January 1, 2002 amended and restated (Exhibit 10.5.1 to the quarterly report on Form 10-Q for the quarter ended March 31, 2002, filed May 14, 2002).

10.5	Stanadyne Corporation Savings Plus Plan effective January 1, 2002 amended and restated (Exhibit 10.6.1 to the quarterly report on Form 10-Q for the quarter ended March 31, 2002, filed May 14, 2002).

10.6	Precision Engine Products Corp. Retirement Fund effective as of January 1, 1998 (Exhibit 10.7 to the Registration Statement Form S-4, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998).

10.7	Stanadyne Corporation Benefit Equalization Plan effective as of January 1, 1992 (Exhibit 10.8 to the Registration Statement Form S-4, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998).

10.8	Stanadyne Corporation Supplemental Retirement Plan effective as of January 1, 1992 (Exhibit 10.9 to the Registration Statement Form S-4, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998).

10.9	Supply Agreement dated as of December 8, 1995 between Precision Engine Products Corp. and the Ina Bearing Company (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.) (Exhibit 10.10 to the Registration Statement Form S-4, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998).

TABLE NUMBER	DESCRIPTION

10.10	Customer Agreement dated as of January 22, 1996 between Stanadyne Automotive Corp. and General Motors Powertrain Group (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.) (Exhibit 10.12 to the Registration Statement Form S-4, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998).

10.10.1	Amendment dated March 13, 1998 to Customer Agreement dated as of January 22, 1996 between Stanadyne Automotive Corp. and General Motors Powertrain Group (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.) (Exhibit 10.12.1 to the quarterly report on Form 10-Q for the quarter ended March 31, 1998, filed on May 14, 1998).

10.11	Management Agreement dated as of August 6, 2004 between Stanadyne Corporation and Kohlberg & Company, L.L.C. (Exhibit 10.11 to Registration Statement Form S-4, File No. 333-120969, filed on December 3, 2004 and amended on February 4, 2005).

10.12	Customer Agreement dated as of December 14, 2001 between Stanadyne Corporation and Deere & Company (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.) (Exhibit 10.15 to the annual report on Form 10-K for the year ended December 31, 2001, filed on March 28, 2002).

10.13	Manufacturing and Supply Agreement dated as of December 20, 2004 between Stanadyne Corporation and Equatorial Enterprises Limited (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.) (Exhibit 10.13 to the current report on Form 8-K, filed on January 31, 2005.)

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

14	Business Ethics Policy (Exhibit 14.1 to the annual report on Form 10-K for the year ended December 31, 2003, filed on March 30, 2004).

21	Subsidiaries of Registrant

31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Stanadyne Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stanadyne Corporation (Registrant)

Date: March 30, 2005	By:	/s/ WILLIAM D. GURLEY
William D. Gurley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of Stanadyne Corporation and in the capacities and on the dates indicated.

Date: March 30, 2005	By:	/s/ WILLIAM D. GURLEY
William D. Gurley
President, Chief Executive Officer and Director

Date: March 30, 2005	By:	/s/ STEPHEN S. LANGIN
Stephen S. Langin
Vice President, Chief Financial Officer and Secretary

Date: March 30, 2005	By:	/s/ SAMUEL P. FRIEDER
Samuel P. Frieder
Director

Date: March 30, 2005	By:	/s/ JAMES A. KOHLBERG
James A. Kohlberg
Director

Date: March 30, 2005	By:	/s/ CHRISTOPHER LACOVARA
Christopher Lacovara
Director

Date: March 30, 2005	By:	/s/ JAMES A. WIER
James A. Wier
Director

Date: March 30, 2005	By:	/s/ JAMES D. WIGGINS
James D. Wiggins
Chairman of the Board and Director

Date: March 30, 2005	By:	/s/ GORDON H. WOODWARD
Gordon H. Woodward
Director

EXHIBIT INDEX

TABLE NUMBER	DESCRIPTION

2.1	Stock Purchase Agreement among KSTA Acquisition, LLC and The Sellers listed on attached A thereto dated June 23, 2004 (Exhibit 10.17 to the quarterly report on Form 10-Q for the quarter ended June 30, 2004, filed August 13, 2004).

3.1.1	Amended and Restated Certificate of Incorporation of Stanadyne Corporation (Exhibit 3.1 to the Registration Statement Form S-4, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998).

3.1.2	Certificate of Amendment of Certificate of Incorporation (Exhibit 3.1.1 to the quarterly report on Form 10-Q for the quarter ended September 30, 2001, filed November 13, 2001).

3.2	Amended and Restated By-laws of Stanadyne Corporation (Exhibit 3.2 to the Registration Statement Form S-4, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998).

4.1	Indenture dated as of August 6, 2004, among KSTA Acquisition, LLC to be merged with and into Stanadyne Corporation, Precision Engine Products Corp., and The Bank of New York, Trustee (Exhibit 4.6.1 to the quarterly report on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004).

4.2	Exchange and Registration Rights Agreement dated as of August 6, 2004 by and among KSTA Acquisition, LLC, Stanadyne Corporation, Precision Engine Products Corp., and Goldman, Sachs & Co. (Exhibit 4.6.2 to the quarterly report on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004).

4.3	Form of Exchange Note (filed as an exhibit to the Indenture relating to the notes—see Exhibit 4.1).

4.4.1	Credit and Guaranty Agreement dated as of August 6, 2004 among Stanadyne Corporation, as Borrower, Stanadyne Automotive Holding Corp. and Certain Subsidiaries of Stanadyne Corporation, as Guarantors, Various Lenders, and Goldman Sachs Credit Partners L.P., as Sole Lead Arranger, Sole Bookrunner, Syndication Agent, Administrative Agent and Collateral Agent (Exhibit 4.4.1 to the quarterly report on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004).

4.4.2	Pledge and Security Agreement dated as of August 6, 2004 between each of Stanadyne Corporation, Stanadyne Automotive Holdings Corp., and Precision Engine Products Corp. and Goldman Sachs Credit Partners L.P. as the Term Collateral Agent (Exhibit 4.4.2 to the quarterly report on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004).

4.5.1	Revolving Credit and Guaranty Agreement dated as of August 6, 2004 among Stanadyne Corporation, as Borrower, Stanadyne Automotive Holding Corp. and Certain Subsidiaries of Stanadyne Corporation, as Guarantors, Various Lenders, Goldman Sachs Credit Partners L.P., as sole Lead Arranger, Sole Bookrunner and Syndication Agent, The CIT Group/Business Credit Inc., as Administration Agent and Collateral Agent, Antares Capital Corporation as Co-Documentation Agent, and Lasalle Bank National Association, as Co-Documentation Agent (Exhibit 4.5.1 to the quarterly report on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004).

4.5.2	Pledge and Security Agreement dated as of August 6, 2004 between each of Stanadyne Corporation, Stanadyne Automotive Holdings Corp., and Precision Engine Products Corp. and The CIT Group/Business Credit, Inc. as the Revolving Collateral Agent (Exhibit 4.5.2 to the quarterly report on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004).

TABLE NUMBER	DESCRIPTION

10.1	Supply Agreement dated as of July 22, 2004 between Precision Engine Products Corp. (PEPC) and Madison—Kipp Corporation for Purchase of VTAA Pedestals (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.) (Exhibit 10.18 to the quarterly report on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004).

10.2	KSTA Holdings, Inc., 2004 Equity Incentive Plan (Exhibit 10.19 to the quarterly report on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004).

10.3	Form of Amended and Restated Employment Agreement by and between Stanadyne Automotive Corp. and William Gurley and William Kelly (Exhibit 10.3 to the Registration Statement Form S-4, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998).

10.4	Stanadyne Corporation Pension Plan effective January 1, 2002 amended and restated (Exhibit 10.5.1 to the quarterly report on Form 10-Q for the quarter ended March 31, 2002, filed May 14, 2002).

10.5	Stanadyne Corporation Savings Plus Plan effective January 1, 2002 amended and restated (Exhibit 10.6.1 to the quarterly report on Form 10-Q for the quarter ended March 31, 2002, filed May 14, 2002).

10.6	Precision Engine Products Corp. Retirement Fund effective as of January 1, 1998 (Exhibit 10.7 to the Registration Statement Form S-4, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998).

10.7	Stanadyne Corporation Benefit Equalization Plan effective as of January 1, 1992 (Exhibit 10.8 to the Registration Statement Form S-4, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998).

10.8	Stanadyne Corporation Supplemental Retirement Plan effective as of January 1, 1992 (Exhibit 10.9 to the Registration Statement Form S-4, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998).

10.9	Supply Agreement dated as of December 8, 1995 between Precision Engine Products Corp. and the Ina Bearing Company (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.) (Exhibit 10.10 to the Registration Statement Form S-4, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998).

10.10	Customer Agreement dated as of January 22, 1996 between Stanadyne Automotive Corp. and General Motors Powertrain Group (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.) (Exhibit 10.12 to the Registration Statement Form S-4, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998).

10.10.1	Amendment dated March 13, 1998 to Customer Agreement dated as of January 22, 1996 between Stanadyne Automotive Corp. and General Motors Powertrain Group (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.) (Exhibit 10.12.1 to the quarterly report on Form 10-Q for the quarter ended March 31, 1998, filed on May 14, 1998).

10.11	Management Agreement dated as of August 6, 2004 between Stanadyne Corporation and Kohlberg & Company, L.L.C. (Exhibit 10.11 to Registration Statement Form S-4, File No. 333-120969, filed on December 3, 2004 and amended on February 4, 2005).

TABLE NUMBER	DESCRIPTION

10.12	Customer Agreement dated as of December 14, 2001 between Stanadyne Corporation and Deere & Company (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.) (Exhibit 10.15 to the annual report on Form 10-K for the year ended December 31, 2001, filed on March 28, 2002).

10.13	Manufacturing and Supply Agreement dated as of December 20, 2004 between Stanadyne Corporation and Equatorial Enterprises Limited (Pursuant to Rule 24b-2 under The Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.) (Exhibit 10.13 to the current report on Form 8-K, filed on January 31, 2005.)

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

14	Business Ethics Policy (Exhibit 14.1 to the annual report on Form 10-K for the year ended December 31, 2003, filed on March 30, 2004).

21	Subsidiaries of Registrant

31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002