Form 10-Q
period 2005-03-31
STANADYNE CORP; Stanadyne Holdings, Inc.
filed 2005-05-16
CIK 1053439, 1323274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number	Exact name of registrant as specified in its charter, Principal Office Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification No.
333-124154	Stanadyne Holdings, Inc. 92 Deerfield Road Windsor, CT 06095 (860) 525-0821	Delaware	20-1398860

333-45823	Stanadyne Corporation 92 Deerfield Road Windsor, CT 06095 (860) 525-0821	Delaware	22-2940378

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Stanadyne Holdings, Inc.	Yes	☐	No	☒
Stanadyne Corporation	Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Stanadyne Holdings, Inc.	Yes	☐	No	☒
Stanadyne Corporation	Yes	☐	No	☒

The number of shares of the registrant’s common stock (only one class for each registrant) outstanding of April 30, 2005:

Stanadyne Holdings, Inc.	105,000,001 shares
Stanadyne Corporation	1,000 shares (100% owned by Stanadyne Automotive Holding Corp., a direct and wholly-owned subsidiary of Stanadyne Holdings, Inc.)

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Part I	Financial Information

Item 1	Financial Statements

	Stanadyne Holdings, Inc.:

	Condensed Consolidated Balance Sheets as of March 31, 2005 (Successor) and December 31, 2004 (Successor) (unaudited)	3

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 (Successor), and three months ended March 31, 2004 (Predecessor) (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 (Successor), and three months ended March 31, 2004 (Predecessor) (unaudited)	5

	Stanadyne Corporation:

	Condensed Consolidated Balance Sheets as of March 31, 2005 (Successor) and December 31, 2004 (Successor) (unaudited)	6

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 (Successor), and three months ended March 31, 2004 (Predecessor) (unaudited)	7

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 (Successor), and three months ended March 31, 2004 (Predecessor) (unaudited)	8

	Notes to Condensed Consolidated Financial Statements	9-23

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-32

Item 3	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4	Controls and Procedures	34

Part II	Other Information

Item 6	Exhibits	35

Signatures		36

Explanatory Note

This Form 10-Q is a combined quarterly report being filed separately by two registrants: Stanadyne Holdings, Inc. and Stanadyne Corporation. Unless the context indicates otherwise, any reference in this report to “Holdings” refers to Stanadyne Holdings, Inc., and any reference to “Stanadyne” refers to Stanadyne Corporation, the indirect wholly-owned subsidiary of Holdings. The “Company,” “we,” “us” and “our” refer to Stanadyne Holdings, Inc. together with its direct and indirect subsidiaries, including Stanadyne Corporation. Each Registrant hereto is filing on its own behalf all of the information contained in this quarterly report that relates to such Registrant. Each Registrant hereto is not filing any information that does not relate to such Registrant, and therefore makes no representation as to any such information.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	Successor	Successor
	March 31, 2005	December 31, 2004
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$10,914	$18,721
Accounts receivable, net of allowance for uncollectible accounts of $606 at March 31, 2005 and $577 at December 31, 2004	54,735	44,352
Inventories, net	42,757	41,877
Prepaid expenses and other current assets	2,556	3,261
Deferred income taxes	8,900	8,529

Total current assets	119,862	116,740

Property, plant and equipment, net	130,626	133,513
Goodwill	146,427	146,427
Intangible and other assets, net	108,743	110,391

Total assets	$505,658	$507,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,642	$25,110
Accrued liabilities	38,269	45,506
Current maturities of long-term debt	4,864	3,624
Current installments of capital lease obligations	331	331

Total current liabilities	70,106	74,571

Long-term debt, excluding current maturities	284,999	283,425
Deferred income taxes	46,920	47,921
Capital lease obligations, excluding current installments	446	530
Other noncurrent liabilities	47,324	45,468

Total liabilities	449,795	451,915

Minority interest in consolidated subsidiary	250	201
Commitments and contingencies	—	—

Stockholders’ equity:
Common stock	1,050	1,050
Additional paid-in capital	52,185	52,185
Other accumulated comprehensive income	1,455	1,410
Retained earnings	923	310

Total stockholders’ equity	55,613	54,955

Total liabilities and stockholders’ equity	$505,658	$507,071

See notes to condensed consolidated financial statements.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Successor	Predecessor
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
	(UNAUDITED)
Net sales	$91,396	$81,957
Cost of goods sold	72,883	65,216

Gross profit	18,513	16,741

Selling, general and administrative expenses	9,046	7,526
Amortization of intangible assets	1,108	161
Management fees	188	275

Operating income	8,171	8,779

Other expenses:
Interest, net	(7,205)	(2,149)

Income before income taxes and minority interest	966	6,630

Income taxes	305	2,520

Income before minority interest	661	4,110

Minority interest in (income) loss of consolidated subsidiary	(48)	41

Net income	$613	$4,151

See notes to condensed consolidated financial statements.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Successor	Predecessor
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
	(UNAUDITED)
Cash flows from operating activities:
Net income	$613	$4,151
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,132	5,006
Amortization of debt discount and deferred financing fees	2,301	183
Deferred income tax benefit	(1,296)	(13)
Income (loss) applicable to minority interest	48	(41)
(Gain) loss on disposal of property, plant and equipment	(16)	119
Changes in operating assets and liabilities	(14,287)	(7,065)

Net cash (used in) provided by operating activities	(6,505)	2,340

Cash flows from investing activities:
Capital expenditures	(2,175)	(1,993)
Proceeds from disposal of property, plant and equipment	19	—

Net cash used in investing activities	(2,156)	(1,993)

Cash flows from financing activities:
Payments of financing fees	(48)	—
Payments on foreign term loan	(29)	—
Net proceeds on foreign overdraft facilities	1,227	491
Principal payments on long-term debt	(163)	(893)
Payments of capital lease obligations	(80)	(42)

Net cash provided by (used in) financing activities	907	(444)

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(7,754)	(97)
Effect of exchange rate changes on cash	(53)	(82)
Cash and cash equivalents at beginning of period	18,721	17,977

Cash and cash equivalents at end of period	$10,914	$17,798

See notes to condensed consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	Successor	Successor
	March 31, 2005	December 31, 2004
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$10,868	$18,376
Accounts receivable, net of allowance for uncollectible accounts of $606 at March 31, 2005 and $577 at December 31, 2004	54,735	44,352
Inventories, net	42,757	41,877
Prepaid expenses and other current assets	2,550	3,253
Deferred income taxes	8,900	8,529

Total current assets	119,810	116,387

Property, plant and equipment, net	130,626	133,513
Goodwill	146,427	146,427
Intangible and other assets, net	106,493	108,129

Total assets	$503,356	$504,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,642	$24,855
Accrued liabilities	38,129	45,383
Current maturities of long-term debt	4,864	3,624
Current installments of capital lease obligations	331	331

Total current liabilities	69,966	74,193

Long-term debt, excluding current maturities	224,902	225,068
Deferred income taxes	47,617	48,007
Capital lease obligations, excluding current installments	446	530
Other noncurrent liabilities	47,324	45,468

Total liabilities	390,255	393,266

Minority interest in consolidated subsidiary	250	201
Commitments and contingencies	—	—

Stockholders’ equity:
Common stock	—	—
Additional paid-in capital	105,000	105,000
Other accumulated comprehensive income	1,455	1,410
Retained earnings	6,396	4,579

Total stockholders’ equity	112,851	110,989

Total liabilities and stockholders’ equity	$503,356	$504,456

See notes to condensed consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Successor	Predecessor
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
	(UNAUDITED)
Net sales	$91,396	$81,957
Cost of goods sold	72,883	65,216

Gross profit	18,513	16,741

Selling, general and administrative expenses	9,028	7,526
Amortization of intangible assets	1,108	161
Management fees	188	275

Operating income	8,189	8,779

Other expenses:
Interest, net	(5,407)	(2,149)

Income before income taxes and minority interest	2,782	6,630

Income taxes	917	2,520

Income before minority interest	1,865	4,110

Minority interest in (income) loss of consolidated subsidiary	(48)	41

Net income	$1,817	$4,151

See notes to condensed consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Successor	Predecessor
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
	(UNAUDITED)
Cash flows from operating activities:
Net income	$1,817	$4,151
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,132	5,006
Amortization of deferred financing fees	508	183
Deferred income tax benefit	(685)	(13)
Income (loss) applicable to minority interest	48	(41)
(Gain) loss on disposal of property, plant and equipment	(16)	119
Changes in operating assets and liabilities	(14,050)	(7,065)

Net cash (used in) provided by operating activities	(6,246)	2,340

Cash flows from investing activities:
Capital expenditures	(2,175)	(1,993)
Proceeds from disposal of property, plant and equipment	19	—

Net cash used in investing activities	(2,156)	(1,993)

Cash flows from financing activities:
Payments of financing fees	(8)	—
Payments on foreign term loan	(29)	—
Net proceeds on foreign overdraft facilities	1,227	491
Principal payments on long-term debt	(163)	(893)
Payments of capital lease obligations	(80)	(42)

Net cash provided by (used in) financing activities	947	(444)

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(7,455)	(97)
Effect of exchange rate changes on cash	(53)	(82)
Cash and cash equivalents at beginning of period	18,376	17,977

Cash and cash equivalents at end of period	$10,868	$17,798

See notes to condensed consolidated financial statements.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(1) Business, Organization and Significant Accounting Policies

Description of Business. Stanadyne Holdings, Inc. (“Holdings”) owns all of the outstanding common stock of Stanadyne Automotive Holdings Corp. (“SAHC”). SAHC owns all of the outstanding common stock of Stanadyne Corporation (together with its consolidated subsidiaries, “Stanadyne”). Collectively, Holdings, SAHC and Stanadyne hereinafter are referred to as the “Company.” Holdings and Stanadyne are separate reporting companies. Stanadyne is a leading designer and manufacturer of highly engineered, precision manufactured engine components, including fuel injection equipment for diesel engines. Stanadyne sells engine components to original equipment manufacturers in a variety of applications, including agricultural and construction vehicles and equipment, industrial products, automobiles, light duty trucks and marine equipment. The aftermarket is a core element of Stanadyne’s operations. Stanadyne’s wholly owned subsidiary, Precision Engine Products Corp. (“PEPC”), is a supplier of roller-rocker arms, hydraulic valve lifters and lash adjusters to automotive engine manufacturers and the independent automotive aftermarket. A majority of the outstanding equity of Holdings is owned by funds managed by Kohlberg Management IV, L.L.C.

Transactions. On August 6, 2004, KSTA Acquisition, LLC (“KSTA”), a Delaware limited liability company, acquired all of the outstanding capital stock of SAHC from American Industrial Partners Capital Fund II, L.P. (“AIP”), on the terms and conditions specified in the stock purchase agreement entered into on June 23, 2004. Subsequent to such purchase of stock, KSTA distributed the stock of SAHC to its parent, Holdings, and then immediately merged with and into Stanadyne, with Stanadyne continuing as the surviving corporation. As a result of such merger, Stanadyne assumed by operation of law all of the rights and obligations of KSTA. Holdings was formed at the direction of an investor group led by Kohlberg Management IV, L.L.C., which now owns a majority of the outstanding common stock of Holdings. These transactions were financed by a cash equity investment in Holdings by an investor group led by Kohlberg Management IV, L.L.C., borrowings under Stanadyne’s senior secured credit facility, and the issuance of notes. The merger and the related transactions, including the issuance of certain notes, the entering into of Stanadyne’s new senior secured credit facility, the repayment of certain existing indebtedness, including the tender for and the subsequent redemption of Stanadyne’s senior subordinated unsecured notes, and the payment of related fees and expenses, are collectively referred to as the “Transactions.”

On December 20, 2004, Holdings issued $100.0 million of senior discount notes (the “Discount Notes”) due in 2015. The Discount Notes bear interest at a stated rate of 12%. The Discount Notes were issued at a discounted price of 58.145% of face value resulting in net proceeds of approximately $58.1 million before considering financing costs. Interest will accrete until August 15, 2009. The Discount Notes are unsecured senior obligations of Holdings and are subordinated to all existing and future senior indebtedness, including obligations under Stanadyne’s Senior Secured Bank Facility (see Note 5). The Discount Notes are not guaranteed by any of Holdings’ subsidiaries and are effectively subordinated to all of Stanadyne’s secured debt. Proceeds from the issuance of these Discount Notes were used for a $55.0 million distribution/return of capital to Holdings’ common shareholders and $2.2 million of related financing costs.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

The financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation for the periods presented. The Company’s quarterly results are subject to fluctuation; consequently the results of operations and cash flows for any quarter are not necessarily indicative of the results and cash flows for any future period.

Basis of Presentation. Each set of the accompanying unaudited condensed consolidated financial statements of Holdings and Subsidiaries and Stanadyne and Subsidiaries as of and for the three months ended March 31, 2005 and as of December 31, 2004 are presented as the “Successor”, and the unaudited condensed consolidated financial statements for the three months ended March 31, 2004 are presented as the “Predecessor”. The Predecessor is for operations prior to the August 6, 2004 Transactions (See Note 2). These notes to condensed consolidated financial statements apply both to Holdings and Stanadyne unless otherwise noted.

Principles of Consolidation. The consolidated financial statement for Holdings includes the accounts of Holdings and all of Holdings’ wholly-owned subsidiaries: SAHC, Stanadyne, PEPC, Stanadyne, SpA (“SpA”) and Precision Engine Products LTDA (“PEPL”). The consolidated financial statements for Stanadyne include the accounts of Stanadyne and all of Stanadyne’s wholly-owned subsidiaries: PEPC, SpA and PEPL. Intercompany balances have been eliminated in consolidation. A joint venture, Stanadyne Amalgamations Private Limited (“SAPL”), is fully consolidated with Holdings and Stanadyne based on the Company’s 51% controlling share, while the remaining 49% is recorded as a minority interest.

Stock Options. The Company follows the intrinsic method of accounting for its stock-based compensation under the guidelines set forth in Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees.” Intrinsic value is the excess of the market value of the common stock over the exercise price at the date of grant. No stock options were granted in either of the periods in the three months ended March 31, 2005 and 2004, respectively.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

Pro forma information regarding net income is presented below as if the Company had accounted for its employee stock options under the fair value method using Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation”:

	Holdings Successor	Stanadyne
		Successor	Predecessor
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Net income as reported	$613	$1,817	$4,151
Stock based compensation using Black-Scholes option valuation model, net of related tax effects	105	105	44

Pro forma net income	$508	$1,712	$4,107

New Accounting Standards. In April 2005, the Securities and Exchange Commission (“SEC”) announced the adoption of a rule which deferred the required effective date of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). The SEC rule provides that SFAS123R is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005, instead of at the beginning of the first quarter after June 15, 2005 (as prescribed originally by the FASB Statement). The Company is evaluating the impact SFAS 123R will have on its consolidated financial statements for which the effective date is now January 1, 2006.

(2) Change in Control

a. Overview

On August 6, 2004, stockholders of SAHC, led by AIP, completed the sale of all of their stock to KSTA Acquisition, LLC, an affiliate of Kohlberg Management IV, L.L.C. Immediately following this transaction, KSTA Acquisition, LLC distributed all of the stock of SAHC to its parent, Holdings, and merged with and into Stanadyne, which continued as the surviving corporation.

b. Transactions

The amounts necessary to consummate the Transactions totaled approximately $330.0 million, including approximately $221.4 million to purchase all of the outstanding stock of SAHC, approximately $88.3 million to repay existing indebtedness, approximately $20.0 million in related fees and expenses, and approximately $0.3 million in net change in cash balances.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

The Transactions were financed as follows:

•	a cash common equity investment of $105.0 million in Holdings by an investor group led by funds managed by Kohlberg Management IV, L.L.C. and certain members of management of Stanadyne;

•	KSTA Acquisition, LLC and Stanadyne issued new senior subordinated notes to various qualified institutional buyers for $160.0 million (see Note 5);

•	KSTA Acquisition, LLC and Stanadyne borrowed $65.0 million under a new six year term loan senior secured credit facility (see Note 5).

(3) Inventories

Components of inventories are as follows:

	As of March 31, 2005	As of December 31, 2004
Raw materials and purchased parts	$16,103	$14,523
Work-in-process	18,516	18,145
Finished goods	8,138	9,209

	$42,757	$41,877

(4) Goodwill, Intangible and Other Assets

Goodwill for the Precision Products and Technologies Group segment (“Precision Products”) was $131.1 million at March 31, 2005 and December 31, 2004. Goodwill for the Precision Engine Products segment (“Precision Engine”) was $15.4 million at March 31, 2005 and December 31, 2004.

Major components of intangible and other assets at March 31, 2005 and December 31, 2004 are listed below:

Stanadyne Holdings, Inc.:	As of March 31, 2005		As of December 31, 2004
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks / trade names	$51,100	$—	$51,100	$—
Technology / patents	24,300	1,669	24,300	1,030
Customer contracts	18,600	1,214	18,600	750
Debt issuance costs	18,331	1,385	18,279	820
Other	691	11	718	6

	$113,022	$4,279	$112,997	$2,606

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

Stanadyne Corporation:	As of March 31, 2005		As of December 31, 2004
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks / trade names	$51,100	$—	$51,100	$—
Technology / patents	24,300	1,669	24,300	1,030
Customer contracts	18,600	1,214	18,600	750
Debt issuance costs	16,017	1,321	16,010	813
Other	691	11	718	6

	$110,708	$4,215	$110,728	$2,599

Amortization expense of intangible assets for the Company was $1,108 and $161 for the three months ended March 31, 2005 and March 31, 2004, respectively. Estimated annual amortization expense of intangible assets is expected to be $4,432 in 2005, $4,432 in 2006, $4,096 in 2007, $3,599 in 2008 and $3,583 in 2009.

Amortization of debt discount and deferred financing fees for Holdings of $2,301 and $183 is included as interest expense in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2005 and March 31, 2004, respectively. Amortization of deferred financing fees for Stanadyne of $508 and $183 is included as interest expense in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2005 and March 31, 2004, respectively.

(5) Long-term Debt

Long-term debt consisted of:

	Stanadyne Holdings, Inc.		Stanadyne Corporation
	March 31, 2005	December 31, 2004	March 31, 2005	December 31, 2004
Revolving credit lines	$—	$—	$—	$—
Term Loan	64,675	64,837	64,675	64,837
Stanadyne Senior Subordinated Notes	160,000	160,000	160,000	160,000
Holdings Senior Discount Notes, net of unamortized discount	60,097	58,357	—	—
Stanadyne Amalgamations Private Limited debt	1,295	1,298	1,295	1,298
Stanadyne, SpA debt	3,796	2,557	3,796	2,557

Long-term debt	289,863	287,049	229,766	228,692
Less current maturities of long-term debt	4,864	3,624	4,864	3,624

Long-term debt, excluding current maturities	$284,999	$283,425	$224,902	$225,068

On August 6, 2004 as a result of the Transactions, Stanadyne refinanced its existing U.S. senior bank facility, which resulted in a new term loan (the “Term Loan”) and a new revolving credit line (the “Revolving Credit Line”). In addition, Stanadyne issued new senior subordinated notes (the “Notes”) totaling $160.0 million.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

The Term Loan interest rates on March 31, 2005 ranged from 6.25% to 8.25%. At March 31, 2005 and December 31, 2004 there were no borrowings against the Revolving Credit Line, leaving $28.2 million available for borrowings. The Revolving Credit Line and Term Loan (the “Senior Bank Facility”) are obligations of Stanadyne Corporation (the “Borrower”) and are guaranteed by SAHC and each domestic subsidiary of Stanadyne, other than the Borrower (the “Guarantors”). The Senior Bank Facility is secured by substantially all of the assets of the Borrower and by a pledge of substantially all the issued and outstanding capital stock of the Guarantors and 65% of the capital stock of SpA, PEPL and SAPL. In addition, the Senior Bank Facility is subject to financial and other covenants, including limits on indebtedness, liens and capital expenditures, and restrictions on dividends or other distributions to stockholders. The Senior Bank Facility is not guaranteed by Holdings.

The Notes bear interest at 10%, payable semi-annually and will mature on August 15, 2014. Payment of the Notes is an obligation of Stanadyne and is guaranteed by its subsidiaries. Additionally, the Notes are subject to covenants including limitations on indebtedness, liens, and dividends or other distributions to stockholders. The Notes are not guaranteed by Holdings.

On December 20, 2004, Holdings issued $100.0 million of senior discount notes (the “Discount Notes”) due in 2015. The Discount Notes bear interest at a stated rate of 12%. The Discount Notes were issued at a discounted price of 58.145% of face value. Interest will accrete until August 15, 2009. The Discount Notes are unsecured senior obligations of Holdings and are subordinated to all existing and future senior indebtedness, including obligations under the Stanadyne’s Senior Secured Bank Facility. The Discount Notes are not guaranteed by any of Holdings’ subsidiaries and are effectively subordinated to all of Stanadyne’s secured debt. Holdings has no independent financial resources of its own. The terms of the Senior Bank Facility and the indenture governing the Notes limit the ability of Stanadyne and its subsidiaries to pay dividends or make other distributions to Holdings, which may, in turn, limit Holdings’ ability to repay the Discount Notes.

(6) Pensions and Other Postretirement Health Care and Life Insurance

Pensions

The Company has a noncontributory defined benefit pension plan for eligible domestic employees and also has two nonqualified plans, which are designed to supplement the benefits payable to designated employees. The components of the net periodic benefit costs for the periods shown were as follows:

	Successor	Predecessor
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Service cost	$958	$774
Interest cost	1,420	1,208
Expected return on plan assets	(1,350)	(1,042)
Amortization of prior service costs	(18)	43
Recognized net actuarial loss	2	14

Net periodic pension cost	$1,012	$997

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

The pension assets and liabilities were re-measured as of the closing date of the Transactions, resulting in an accrued liability equal to the funded status of the plans. As a result, $11.9 million of unrecognized actuarial losses existing prior to the Transactions were eliminated.

It is the policy of the Company to fund the pension plan in an amount at least equal to the minimum required contribution as determined by the plan’s actuaries, but not in excess of the maximum tax-deductible amount under Section 404 of the Internal Revenue Code. The Company may make discretionary contributions of any amount within this range based on financial circumstances and strategic considerations, which typically vary from year to year. The Company was not required to make any contributions in the first quarter of 2005, but expects to contribute approximately $11.5 million in cash to its defined benefit pension plan by September 15, 2005.

Postretirement Health Care and Life Insurance

The Company’s domestic subsidiaries currently make available certain health care and life insurance benefits for eligible retired employees. The components of the net periodic benefit costs for the periods shown were as follows:

	Successor	Predecessor
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Service cost	$63	$76
Interest cost	164	202
Amortization of prior service costs	—	(666)
Recognized net actuarial loss	—	15

Net periodic postretirement benefits cost (income)	$227	$(373)

The postretirement benefit liabilities were re-measured as of the closing date of the Transactions, resulting in an accrued postretirement benefit liability equal to the benefit obligation of the plan. As a result, $9.9 million of unrecognized actuarial gains existing prior to the Transactions were eliminated.

The Company has elected to defer recognition of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“the Act”) as permitted under FASB Staff Position FAS 106-2. The Company has already taken steps to limit its costs for postretirement health care benefits; any reductions in postretirement benefit costs resulting from the Act are not expected to be material.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(7) Income Taxes

Holdings had an effective income tax rate of 31.6% for the three months ended March 31, 2005 and recorded $0.3 million of tax expense on a pre-tax income of $1.0 million. Holdings tax rate is affected by a limitation on the deductibility of interest on the Discount Notes for U.S. federal income tax purposes. The yield-to-maturity for the interest expense on the Discount Notes exceeds the applicable federal rate plus six percentage points, resulting in a reduction in the deductible interest expense (including original issue discount) accrued on the notes to the extent attributable to such excess.

Stanadyne had an effective income tax rate of 32.9% for the three months ended March 31, 2005, compared to 38.0% for the first three months of 2004. In the first three months of 2004, Stanadyne recorded $0.9 million of tax expense on a pre-tax income of $2.8 million. In 2004, the Predecessor recorded $2.5 million of tax expense on a pre-tax income of $6.6 million. The Company received U.S. income tax benefits for export sales in all periods. The Company applies the estimated annual tax rate to the quarterly earnings to provide consistent quarterly tax rates based on the estimated effective tax rate for the year. To the extent there are differences between components of planned and actual net income, the estimated annual tax rate for the year could change and, in turn, have an impact on future quarterly tax rates.

(8) Contingencies

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

The Company is subject to potential environmental liabilities as a result of various claims and legal actions, which are pending or may be asserted against the Company. Reserves for such liabilities have been established, and no insurance recoveries have been anticipated in the determination of the reserves. In management’s opinion, the aforementioned claims will be resolved without material adverse effect on the consolidated results of operations, financial position or cash flows of the Company. Also, in conjunction with the acquisition of SAHC from Metromedia Company (“Metromedia”) on December 11, 1997, Metromedia agreed to partially indemnify Stanadyne and AIP for certain environmental matters. The effect of this indemnification is to limit the Company’s financial exposure for known environmental issues.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

The changes in the Company’s warranty accrual is provided below:

	Successor	Predecessor
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Warranty liability, beginning of period	$1,973	$1,842
Warranty expense based on products sold	275	133
Warranty claims paid	(283)	(281)

Warranty liability, end of period	$1,965	$1,694

The Company’s warranty accrual is included as a component of accrued liabilities on the condensed consolidated balance sheets.

(9) Comprehensive Income

Comprehensive income is as follows:

	Holdings	Stanadyne
	Three Months Ended March 31, 2005	Three Months Ended March 31,
		2005	2004
Net income	$613	$1,817	$4,151

Other comprehensive income, net of tax:
Foreign currency translation adjustments	45	45	1,021

Comprehensive income	$658	$1,862	$5,172

(10) Segments

The Company has two reportable segments, Precision Products and Precision Engine. Precision Products manufactures its own proprietary products including pumps for gasoline and diesel engines, injectors and filtration systems for diesel engines, and various non-proprietary products manufactured under contract for other companies. The Company’s proprietary products currently account for the majority of Precision Products’ sales. This segment accounted for approximately 82% and 83% of the Company’s total revenues for the three months ended March 31, 2005 and 2004, respectively. Precision Engine manufactures roller-rocker arms, hydraulic valve lifters and lash adjusters primarily for gasoline engines. This segment accounted for approximately 18% and 17% of the Company’s net sales for the three months ended March 31, 2005 and 2004, respectively.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

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

The following summarizes key information used by the Company in evaluating the performance of each segment as of and for the three months ended March 31, 2005 and 2004. Included in Eliminations and Other for the three months ended March 31, 2005 are the activities of Holdings and SAHC as Successor companies:

Stanadyne Holdings, Inc.	Successor
	As of and For the Three Months Ended March 31, 2005
	Precision Products	Precision Engine	Eliminations & Other	Totals
Net sales	$74,642	$16,925	$(171)	$91,396
Gross profit	17,604	909	—	18,513
Depreciation and amortization expense	5,301	831	—	6,132
Operating income (loss)	8,398	(209)	(18)	8,171
Net income (loss)	2,182	(365)	(1,204)	613

Stanadyne Corporation	Predecessor
	As of and For the Three Months Ended March 31, 2004
	Precision Products	Precision Engine	Eliminations & Other	Totals
Net sales	$67,634	$14,342	$(19)	$81,957
Gross profit (loss)	17,523	(782)	—	16,741
Depreciation and amortization expense	4,119	887	—	5,006
Operating income (loss)	10,256	(1,477)	—	8,779
Net income (loss)	5,808	(1,657)	—	4,151

(11) Supplemental Consolidating Condensed Financial Statements

The Notes issued August 6, 2004 by Stanadyne are guaranteed jointly, fully, severally and unconditionally by PEPC (the “Subsidiary Guarantor”) on a subordinated basis and are not guaranteed by SpA, PEPL and SAPL (the “Non-Guarantor Subsidiaries”).

Supplemental consolidating condensed financial statements for Stanadyne (“Parent”), the Subsidiary Guarantor and the Non-Guarantor Subsidiaries are presented below. Separate complete financial statements of the Subsidiary Guarantor are not required.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

Supplemental Consolidating Condensed Financial Statements (continued)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Balance Sheets March 31, 2005
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$9,864	$9	$444	$551		$10,868
Accounts receivable, net	37,993	10,459	6,283	—		54,735
Inventories, net	30,844	5,915	7,056	(1,058	)(a)	42,757
Other current assets	5,902	3,510	2,038	—		11,450

Total current assets	84,603	19,893	15,821	(507)		119,810
Property, plant and equipment, net	86,357	18,663	25,511	95		130,626
Goodwill	125,553	15,364	5,510	—		146,427
Intangible and other assets, net	102,748	3,129	1,773	(1,157	)(b)	106,493
Investment in subsidiaries	34,337	986	—	(35,323	)(c)	—
Due from Stanadyne Automotive Holding Corp.	—	—	—	—		—

Total assets	$433,598	$58,035	$48,615	$(36,892)		$503,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$48,149	$10,040	$6,579	$3		$64,771
Current maturities of long-term debt and capital lease obligations	650	—	4,545	—		5,195

Total current liabilities	48,799	10,040	11,124	3		69,966
Long-term debt and capital lease obligations	224,025	—	1,323	—		225,348
Other noncurrent liabilities	75,281	9,556	11,243	(1,139	)(b)	94,941
Minority interest in consolidated subsidiary	—	—	—	250		250
Intercompany accounts	(26,863)	21,854	5,043	(34)		—
Stockholders’ equity	112,356	16,585	19,882	(35,972	)(c)	112,851

Total liabilities and stockholders’ equity	$433,598	$58,035	$48,615	$(36,892)		$503,356

(a)	Amount represents the elimination of inventory for out of period transfers.
(b)	Reclassification of deferred tax asset to consolidated net deferred tax liability.
(c)	Elimination of investments in subsidiaries of the Parent and Subsidiary Guarantor.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

Supplemental Consolidating Condensed Financial Statements (continued)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Balance Sheets December 31, 2004
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$17,069	$68	$445	$794		$18,376
Accounts receivable, net	31,259	7,258	5,835	—		44,352
Inventories, net	29,884	5,758	7,035	(800	)(a)	41,877
Other current assets	6,268	3,773	1,741	—		11,782

Total current assets	84,480	16,857	15,056	(6)		116,387
Property, plant and equipment, net	88,034	19,183	26,259	37		133,513
Goodwill	125,553	15,364	5,510	—		146,427
Intangible and other assets, net	104,272	3,213	1,863	(1,219	)(b)	108,129
Investment in subsidiaries	35,087	703	—	(35,790	)(c)	—

Total assets	$437,426	$55,320	$48,688	$(36,978)		$504,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$55,200	$7,690	$7,330	$18		$70,238
Current maturities of long-term debt and capital lease obligations	650	—	3,305	—		3,955

Total current liabilities	55,850	7,690	10,635	18		74,193
Long-term debt and capital lease obligations	224,187	—	1,411	—		225,598
Other noncurrent liabilities	73,729	9,803	11,109	(1,166	)(b)	93,475
Minority interest in consolidated subsidiary	—	—	—	201		201
Intercompany accounts	(26,830)	20,948	5,398	484		—
Stockholders’ equity	110,490	16,879	20,135	(36,515	)(c)	110,989

Total liabilities and stockholders’ equity	$437,426	$55,320	$48,688	$(36,978)		$504,456

(a)	Amount represents the elimination of inventory for out of period transfers.
(b)	Reclassification of deferred tax asset to consolidated net deferred tax liability.
(c)	Elimination of investments in subsidiaries of the Parent and Subsidiary Guarantor.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

Supplemental Consolidating Condensed Financial Statements (continued)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statements of Operations Three Months Ended March 31, 2005
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$70,151	$15,858	$7,531	$(2,144	)(a)	$91,396
Cost of goods sold	52,496	15,329	7,197	(2,139	)(a)	72,883

Gross profit	17,655	529	334	(5)		18,513
Selling, general, administrative and other operating expenses	8,759	1,108	351	106		10,324

Operating income (loss)	8,896	(579)	(17)	(111)		8,189
Other expenses:
Interest, net	(4,977)	(334)	(96)	—		(5,407)

Income (loss) before income taxes (benefit) and minority interest	3,919	(913)	(113)	(111)		2,782
Income taxes (benefit)	1,298	(337)	(9)	(35)		917

Income (loss) before minority interest	2,621	(576)	(104)	(76)		1,865
Minority interest in gain of consolidated subsidiary	—	—	—	(48)		(48)

Net income (loss)	$2,621	$(576)	$(104)	$(124)		$1,817

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statements of Operations Three Months Ended March 31, 2004
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$64,027	$13,736	$5,451	$(1,257	)(a)	$81,957
Cost of goods sold	46,163	14,626	5,632	(1,205	)(a)	65,216

Gross profit (loss)	17,864	(890)	(181)	(52)		16,741
Selling, general, administrative and other operating expenses	6,806	696	428	32		7,962

Operating income (loss)	11,058	(1,586)	(609)	(84)		8,779
Other expenses:
Interest, net	(1,825)	(68)	(239)	(17)		(2,149)

Income (loss) before income taxes (benefit) and minority interest	9,233	(1,654)	(848)	(101)		6,630
Income taxes (benefit)	2,534	34	(38)	(10)		2,520

Income (loss) before minority interest	6,699	(1,688)	(810)	(91)		4,110
Minority interest in loss of consolidated subsidiary	—	—	—	41		41

Net income (loss)	$6,699	$(1,688)	$(810)	$(50)		$4,151

(a)	Elimination of intercompany sales and cost of goods sold.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

Supplemental Consolidating Condensed Financial Statements (continued)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statements of Cash Flows Three Months Ended March 31, 2005
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Stanadyne Corporation & Subsidiaries
Cash flows from operating activities:
Net income (loss)	$2,621	$(576)	$(104)	$(124)	$1,817
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	4,418	816	898	—	6,132
Amortization of deferred financing fees	508			—	508
Other adjustments	(67)	(348)	(251)	(35)	(701)
Loss applicable to minority interest	—	—	—	48	48
Changes in operating assets and liabilities	(12,793)	261	(1,512)	(6)	(14,050)

Net cash (used in) provided by operating activities	(5,313)	153	(969)	(117)	(6,246)

Cash flows from investing activities:
Capital expenditures	(1,730)	(212)	(175)	(58)	(2,175)
Proceeds from disposal of property, plant and equipment	19	—		—	19

Net cash used in investing activities	(1,711)	(212)	(175)	(58)	(2,156)

Cash flows from financing activities:
Net change in debt	(170)	—	1,117	—	947

Net cash (used in) provided by financing activities	(170)	—	1,117	—	947

Net decrease in cash and cash equivalents	(7,194)	(59)	(27)	(175)	(7,455)
Effect of exchange rate changes on cash	(11)	—	26	(68)	(53)
Cash and cash equivalents at beginning of period	17,069	68	445	794	18,376

Cash and cash equivalents at end of period	$9,864	$9	$444	$551	$10,868

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

Supplemental Consolidating Condensed Financial Statements (concluded)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statements of Cash Flows Three Months Ended March 31, 2004
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Cash flows from operating activities:
Net income (loss)	$6,699	$(1,688)	$(810)	$(50)		$4,151
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,657	881	468	—		5,006
Amortization of deferred financing fees	163	20	—	—		183
Other adjustments	655	19	(558)	(10)		106
Loss applicable to minority interest	—	—	—	(41)		(41)
Changes in operating assets and liabilities	(7,420)	1,432	(1,608)	531		(7,065)

Net cash provided by (used in) operating activities	3,754	664	(2,508)	430		2,340

Cash flows from investing activities:
Capital expenditures	(1,416)	(495)	(82)	—		(1,993)
Investment in subsidiaries	(2,135)	—	—	2,135	(a)	—

Net cash used in investing activities	(3,551)	(495)	(82)	2,135		(1,993)

Cash flows from financing activities:
Net change in debt	(725)	(168)	449	—		(444)
Net change in equity	—	—	2,135	(2,135	)(a)	—

Net cash (used in) provided by financing activities	(725)	(168)	2,584	(2,135)		(444)

Net (decrease) increase in cash and cash equivalents	(522)	1	(6)	430		(97)
Effect of exchange rate changes on cash	1	—	(22)	(61)		(82)
Cash and cash equivalents at beginning of period	17,514	19	388	56		17,977

Cash and cash equivalents at end of period	$16,993	$20	$360	$425		$17,798

(a)	Elimination of additional investment in SpA by the Parent.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Change in Control:

On August 6, 2004, KSTA Acquisition, LLC (“KSTA”), a Delaware limited liability company, acquired all of the outstanding capital stock of SAHC from American Industrial Partners Capital Fund II, L.P. (“AIP”), on the terms and conditions specified in the stock purchase agreement entered into on June 23, 2004. Subsequent to such purchase of stock, KSTA distributed the stock of SAHC to its parent, Holdings, and then immediately merged with and into Stanadyne, with Stanadyne continuing as the surviving corporation. As a result of such merger, Stanadyne assumed by operation of law all of the rights and obligations of KSTA. Holdings was formed at the direction of an investor group led by Kohlberg Management IV, L.L.C., which now owns a majority of the outstanding common stock of Holdings. These transactions were financed by a cash equity investment in Holdings by an investor group led by Kohlberg Management IV, L.L.C., borrowings under Stanadyne’s senior secured credit facility, and the issuance of notes. The merger and the related transactions, including the issuance of certain notes, the entering into of Stanadyne’s new senior secured credit facility, the repayment of certain existing indebtedness, including the tender for and the subsequent redemption of Stanadyne’s senior subordinated unsecured notes, and the payment of related fees and expenses, are collectively referred to as the “Transactions.”

The amounts necessary to consummate the Transactions totaled approximately $330.0 million, including approximately $221.4 million to purchase all of the outstanding stock of SAHC, approximately $88.3 million to repay existing indebtedness, approximately $20.0 million in related fees and expenses, and approximately $0.3 million in net change in cash balances.

The Transactions were financed as follows:

•	a cash common equity investment of $105.0 million in Holdings by an investor group led by funds managed by Kohlberg Management IV, L.L.C. and certain members of management of Stanadyne;

•	KSTA Acquisition, LLC and Stanadyne issued the Notes to various qualified institutional buyers for $160.0 million;

•	KSTA Acquisition, LLC and Stanadyne borrowed $65.0 million of Term Loans.

The Notes bear interest at 10.0%, payable semi-annually and will mature on August 15, 2014. The Term Loans bear interest at prime plus 2.5% or LIBOR plus 3.5% and principal is repaid in 0.25% quarterly installments with a final payment of the unamortized balance due on August 6, 2010. Stanadyne also negotiated a $35.0 revolving credit facility, which bears interest at prime plus 1.25% or LIBOR plus 2.25% payable on August 6, 2009. This revolving credit facility requires that Stanadyne maintain a minimum fixed charge coverage ratio if available borrowings fall below $5.0 million. The Term Loans and revolving credit facility are secured by substantially all of the Stanadyne’s domestic accounts receivable, inventory and assets.

Following the Transactions, Stanadyne purchased $54.5 million of its then outstanding senior subordinated notes (the “Old Notes”) under the terms of a tender offer dated July 19, 2004. The $11.5 million balance of the outstanding Old Notes was called by Stanadyne, according to the terms of the original indenture, and purchased on September 7, 2004.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

In connection with the Transactions, SAHC amended the terms of the Management Stock Option Plan to provide for vesting of all unvested options and purchased all of the outstanding stock options, requiring a charge in the third quarter of 2004 for approximately $14.3 million in the Predecessor financial statements. Other Transactions related costs totaling $8.4 million were charged to earnings in the third quarter of 2004 in the Predecessor financial statements.

(1) Overview

This Management Discussion and Analysis of Financial Condition and Results of Operations reflects the results of operations and financial condition of Holdings and its subsidiaries, which are materially the same as the results of operations and financial condition of Stanadyne and its subsidiaries. Therefore, the discussions provided are applicable to both Holdings and Stanadyne except where otherwise noted.

We are a leading designer and manufacturer of highly-engineered, precision manufactured engine components. Our two reporting segments are Precision Products and Precision Engine. Precision Products manufactures its own proprietary products including pumps for gasoline and diesel engines, injectors and filtration systems for diesel engines, and various non-proprietary products manufactured under contract for other companies. Precision Engine manufactures valve train components including roller-rocker arm assemblies, hydraulic valve lifters and lash adjusters for gasoline and diesel engines. Detailed segment information can be found in Note 10 of Notes to Condensed Consolidated Financial Statements.

Our net sales totaled $91.4 million in the first quarter of 2005, representing an 11.5% increase from the same period a year ago. Increased demand from both the on- and off-highway markets contributed to the year-over-year increase. Sales to off-highway markets represented 63.9% of our total sales in the first quarter of 2005 versus 61.3% for the first quarter of 2004. Much of this change was due to additional demand from Deere & Company (“Deere”) for our fuel injection equipment used in their engines and applied to agricultural and industrial equipment. Sales to the on-highway markets accounted for 36.1% of total first quarter sales as compared to 38.7% in the first quarter of 2004. Lower service sales of fuel injection equipment to General Motors Corporation (“GM”) and the U.S. military in the first quarter of 2005 explained most of the year to year decline.

Our sales in the first quarter of 2005 to original equipment manufacturers (“OEMs”) increased by $10.1 million, while sales to the service markets decreased slightly by $0.7 million versus the first quarter of 2004. Major increases in first quarter OEM sales included $2.8 million of valve train components for DaimlerChrysler Corp. (“DCX”) and $5.9 million of diesel fuel injection equipment for Deere, Caterpillar Inc. (“Caterpillar”) and Cummins Inc. (“Cummins”). The decline in sales to the service markets in the first quarter of 2005 was lead by an absence of any demand from the U.S. military for diesel fuel pumps for HUMMV’s and lower fuel pump sales to GM.

Performance by segment in the first quarter of 2005 was mixed, although both of our reporting segments reported higher sales versus the same period last year. First quarter 2005 sales in the Precision Products segment increased by $7.0 million overall, with an increase in OEM demand partially offset by a $0.9 million decline in sales to the higher margin service markets. This unfavorable market mix, combined with $0.6 million in purchased material cost increases and other manufacturing cost premiums, resulted in lower first quarter 2005 operating income in this segment versus the same period of 2004.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Financial results for the first quarter of 2005 in our Precision Engine segment improved considerably from the same period a year ago. Sales and operating income increased by $2.6 million and $1.2 million, respectively, for the three months ended March 31, 2005 when compared to the same period in 2004. Sales to DCX accounted for $2.8 million of the quarterly increase in sales, driven by increased demand for valve train components installed in the popular Pacifica, 300 and Magnum vehicles. While operating income in the first quarter of 2005 improved by $1.2 million from the same period a year ago, segment management continues to pursue needed changes in the cost structure to enhance profitability.

Basis of Presentation

The following table displays unaudited performance details for the periods shown. The three month periods ended March 31, 2005 include the results of Holdings and Stanadyne as Successor and the three month period ended March 31, 2004 of Stanadyne as the Predecessor. Net sales, cost of goods sold, gross profit, selling, general and administrative expense (“SG&A”), amortization of intangibles, Transactions related costs, management fees, operating income and net income are presented in thousands of dollars and as a percentage of net sales. Historical results and percentage relationships are not necessarily indicative of the results that may be expected for any future period.

	Holdings		Stanadyne
	Successor		Successor		Predecessor
	Three Months Ended March 31, 2005		Three Months Ended March 31,
			2005		2004
	$	%	$	%	$	%
Net sales	91,396	100.0	91,396	100.0	81,957	100.0
Cost of goods sold	72,883	79.7	72,883	79.7	65,216	79.6
Gross profit	18,513	20.3	18,513	20.3	16,741	20.4
SG&A	9,046	9.9	9,028	9.9	7,526	9.2
Amortization of intangibles	1,108	1.2	1,108	1.2	161	0.2
Management fees	188	0.2	188	0.2	275	0.3
Operating income	8,171	8.9	8,189	9.0	8,779	10.7
Net income	613	0.7	1,817	2.0	4,151	5.1

Comparison of Results of Operations:

The Three Months Ended March 31, 2005 for Holdings and Stanadyne as Successor

Compared to

The Three Months Ended March 31, 2004 for the Predecessor

Net Sales. Net sales for the first quarter of 2005 totaled $91.4 million compared to $82.0 million in the first quarter of 2004, representing an increase of $9.4 million or 11.5%, with both of our operating segments contributing to this result.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Precision Products sales totaled $74.6 million in the first quarter of 2005, reflecting an increase of $7.0 million or 10.4% for the first quarter 2004 result of $67.6 million. Shipments to OEM’s in the first quarter of 2005 increased by 22.8% or $7.9 million and shipments to the service markets decreased by 2.7% or $0.9 million when compared to the first quarter of 2004. OEM demand for our fuel injection products in the first quarter of 2005 resulted in $5.9 million higher sales to Deere, Caterpillar and Cummins. First quarter 2005 sales to the service markets included a reduction of $1.6 million to the U.S. military for diesel fuel pumps for HUMMV’s and $2.6 million lower fuel pump sales to GM, partially offset by $2.5 million additional sales through our independent distributor network.

Sales in the first quarter of 2005 increased for all of our major product lines in this segment when compared to the same period a year ago. First quarter shipments of diesel fuel pumps and injectors in 2005 and 2004 were $51.5 million versus $47.4 million, respectively. In addition to the added demand from Deere, this 8.6% increase was also driven by higher sales of fuel pumps for the Hummer and HUMMV vehicles produced by General Engine Products. Sales of fuel filters totaled $18.5 million in the first quarter of 2005 and were 11.2% more than the same quarter last year, with increases recorded in both OEM and service market sales. Finally, our Precision Components and Assembly (“PCA”) product line reported sales totaling $4.6 million in the first quarter of 2005, or 30% more than the same period in 2004. All of this increase reflects the ramp up in demand for products from Caterpillar since the first quarter of 2004.

Precision Engine sales of valve train products totaled $16.9 million in the first quarter of 2005 and were $2.6 million or 18.0% more than the same period in 2004. Sales to OEM customers totaled $2.4 million more in the first quarter of 2005 versus the first quarter of 2004, while sales to the service markets increased by $0.2 million or 7.7%. Higher demand from DCX for valve train components for both the 3.5 and 2.0 litre engines resulted in a $2.8 million increase in sales. Aftermarket sales of hardenable iron tappets were relatively unchanged in the first quarter, posting only a slight year-over-year increase of $0.2 million.

Gross Profit. Our gross profit totaled $18.5 million and 20.3% of net sales in the first quarter of 2005, versus $16.7 million and 20.4% of net sales for the same period in 2004. While results in both of our segments increased due to higher sales volumes, as a percentage of sales, Precision Products gross profit declined to 23.6% from 25.9% a year ago and Precision Engine gross profit improved to 5.4% from negative 5.5%.

Precision Products recorded gross profit of $17.6 million or 23.6% of net sales in the first quarter of 2005, compared to $17.5 million or 25.9% of net sales recorded for the same period in 2004. Increased sales to the lower margin OEM market combined with lower sales to the higher margin service market in the first quarter of 2005, contributed to this margin compression. Material cost premiums and surcharges related to the increased global demand for raw materials were insignificant in the first quarter of 2004 but totaled $0.7 million in the first quarter of 2005 and further eroded the gross profit margin in this segment. We are pursuing recovery of these premiums through price increases, however the ultimate impact on our profit margins is uncertain. The gross profit comparison in this segment was also affected by the favorable impact of increased inventory levels and the resulting overhead absorption in the first quarter of 2004.

Precision Engine gross profit of $0.9 million or 5.4% of net sales in the first quarter of 2005 compared very favorably to the negative gross profit of $0.8 million or (5.5)% of net sales reported for the same period of 2004. Some of this improvement was attributable to the positive impact on gross profit

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

from higher first quarter 2005 sales volumes. Labor costs were $0.8 million lower in the first quarter of 2005, reflecting the results of our ongoing management reorganization in this segment during the past year that included a $0.3 million severance charge in the first quarter of 2004. Material cost premiums and surcharges in this segment totaled $0.4 million in the first quarter of 2005 as compared to less than $0.1 million for the same period of 2004.

Selling, General and Administrative Expenses (“SG&A”) in the first quarter of 2005 totaled $9.0 million and 9.9% of net sales as compared to the $7.5 million and 9.2% of net sales reported for the same period of 2004. Approximately $0.6 million of this increase was due to higher post-retirement health care costs in both segments as a result of the elimination through purchase accounting of unamortized actuarial gains recorded as income prior to the Transactions in 2004. An increase of approximately $0.9 million in the first quarter comparison of salary and benefit costs was mainly attributable to a reassignment of fringe benefit costs between cost of goods sold and SG&A, and, to a lesser extent, staff additions in our Precision Products segment.

Amortization of Intangible Assets. Amortization of intangible assets increased to $1.1 million in the first quarter of 2005 from $0.2 million in the first quarter of 2004. This increase reflected the additional amortization resulting from the valuation of the intangible assets we acquired through the change in control in 2004, including patents, tradenames/marks, customer contracts and debt issuance costs.

Operating Income. Our operating income for the first quarter of 2005 totaled $8.2 million or 9.0% of net sales versus $8.8 million or 10.7% for the same period in 2004. Operating income in the Precision Products segment, where gross profits produced in the first quarter 2005 were negatively impacted by lower after market sales and higher material costs, were further reduced by higher SG&A and amortization expenses. Improved operating income in our Precision Engine segment in the first quarter of 2005 resulted from the significant increase in gross profit, only partially offset by higher SG&A costs.

Net Income. Net income for Stanadyne in the first quarter of 2005 totaled $1.8 million or 2.0% of net sales and was less than the $4.2 million or 5.1% of net sales reported for the same period in 2004. This decrease reflected the combined results of $0.6 million of lower operating income and $3.3 million in higher interest expense due to higher debt in 2005, offset by lower income taxes of $1.6 on lower earnings.

Net income for Holdings in the first quarter of 2005 totaled only $0.6 million and was less than the amount reported for Stanadyne due to $1.8 million of additional interest expense on the Discount Notes, partially offset by $0.6 million of an income tax benefit.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Liquidity and Capital Resources

Stanadyne’s principal sources of liquidity are cash on hand and cash flows from operations supplemented by a U.S.-based revolving credit facility under which $28.2 million was available for borrowing as of March 31, 2005. Stanadyne occasionally utilize capital leasing and, for its foreign operations in Italy and India, maintain a combination of overdraft and term loan facilities with local financial institutions on an as-needed basis. As of March 31, 2005, there were borrowings of $64.7 million under the Term Loans, no borrowings under the Revolving Credit Line, $3.9 million in foreign overdraft facilities and $1.2 million in foreign term loans. Unless the availability of funds under the Revolving Credit Line is less than $5.0 million, the U.S.-based Senior Credit Facilities have no maintenance financial covenants.

Holdings has no independent financial resources of its own. The Senior Bank Facility and the indenture governing the Notes limit the ability of Stanadyne and its subsidiaries to pay dividends or make other distributions to Holdings.

Cash Flows From Operating Activities. Cash flows used in operating activities for Stanadyne in the three months ended March 31, 2005 were $6.2 million or $8.5 million less than the $2.3 million generated in the same period of 2004. This overall year-to-year decline was primarily due to $1.6 million lower cash flows from operating activities other than changes in assets and liabilities during the first quarter of 2005 and to increased cash requirements to support higher working capital accounts. Increases in our accounts receivable balances during the first three months of 2005 were $1.6 million greater than during the same period of 2004, with higher first quarter sales in both Precision Products and Precision Engine driving the cash requirements. Inventory required to support the increased business levels in the first quarter of 2005 consumed $0.9 million and was much less than the $3.9 million required in the first quarter of 2004 when business in our Precision Products segment increased significantly. Changes in the accrued liability accounts included a $6.1 million reduction in the interest accrual in the first quarter of 2005 due to increase interest expense on our senior credit facility and senior subordinated notes. This increased cash requirement was driven primarily by the semi-annual (February and August) interest payment on the $160.0 million, 10% notes. Interest calculated on the 12% senior discount notes issued by Holdings late last year totaled $1.7 million and increased the principal value of those notes and did not impact cash flows from operations.

Cash flows from operating activities for Holdings for the three months ended March 31, 2005 were $(6.5) million or $0.3 million less than the $(6.2) million that Stanadyne generated in the same period of 2005. The $0.3 million difference is a result of additional deferred financing fees paid for the Discount Notes. The lower net income of Holdings of $1.2 million was offset by higher amortization expenses for debt discount and deferred financing fees of $1.8 which was reduced by a deferred tax benefit of $0.6 million.

Cash Flows From Investing Activities. Our capital expenditures for the first three months of 2005 totaled $2.2 million, compared to $2.0 million for the same period of 2004. Capital expenditures in 2005 included $0.8 million in support of new products and programs, with the remainder applied to cost reduction, quality enhancements, safety and ergonomics improvements and general maintenance projects. The new $1.4 million automated filter element assembly equipment acquired in 2004 by our Precision Products segment entered production in the first quarter of 2005. This equipment did not perform as expected in the first quarter and will require debugging during 2005 to achieve the desired level of throughput and quality.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Cash Flows From Financing Activities. Cash flows from financing activities for the three months ended March 31, 2005 resulted in a net increase in cash of $0.9 million compared to a reduction of $0.4 million in the first quarter of 2004.

Cash flows from financing activities in our U.S.-based operations included scheduled principal payments against the Term Loans totaling $0.2 million in the first quarter of 2005. There were no borrowings under the Revolving Credit Line as of March 31, 2005, which after reductions for outstanding letters of credit, left available liquidity of $28.2 million.

Cash flows from financing activities in our foreign operations during the first three months of 2005 included overdraft borrowings of $1.2 million at SpA to support increased working capital requirements and seasonal holiday payrolls. Payments against foreign capital lease obligations totaled $0.1 million for the first three months of 2005.

Pension Plans. We maintain a qualified defined benefit pension plan (the “Qualified Plan”), which covers substantially all domestic hourly and salary employees, except for Tallahassee hourly employees, and an unfunded nonqualified plan to provide benefits in excess of amounts permitted to be paid under the provisions of the tax law to participants in the Qualified Plan.

The value of the Qualified Plan assets increased from $48.3 million at December 31, 2003 to $53.8 million at December 31, 2004. The combination of improved investment performance offset by declining discount rates during 2004 resulted in very little change to the Qualified Plan unfunded benefit obligation. Cash contributions to the Qualified Plan for the 2003 plan year totaled $1.8 million and were paid in 2004 to achieve a current liability funding level of 80%. Cash contributions in 2005 for the 2004 plan year are expected to be approximately $11.5 million to achieve a 90% current liability funding level. Our cash contributions in 2005 will include a $0.5 million amount in the second quarter, with the balance in the third quarter but no later than September 15, 2005.

(2) Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include: product warranty reserves, inventory reserves for excess or obsolescence, pension and postretirement benefit liabilities and self-insurance reserves.

Product Warranty Reserves. We provide a limited warranty for specific products and recognize the projected cost for this warranty in the period the products are sold. Liability reserves are determined by applying historical warranty experience rates to current period product sales. Warranty accruals are adjusted for known or anticipated warranty claims as new information becomes available. Our warranty experience has been relatively stable for the past several years.

Inventory Reserves. We maintain our inventories at the lower of cost or market value. Cost is determined on a last-in, first-out (“LIFO”) basis for all domestic inventory and on a first-in, first-out (“FIFO”) basis

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

for all foreign inventory. When conditions warrant (usually highlighted by slow-moving product or products with pricing constraints), reserves are established to reduce the value of inventory to net realizable values. Annually, we review and identify all inventories in excess of three years sales requirements. We reserve for this “slow moving” inventory as it has no realizable value. If business conditions change during the year, this evaluation is conducted more frequently.

Pension and Other Postretirement Benefits. We provide for pension and other postretirement benefits and make assumptions with the assistance of independent actuaries about discount rates, expected long-term rates of return on plan assets and health care cost trends to determine the net periodic pension and postretirement health care cost. These estimates are based on our best judgment, including consideration of both current and future market conditions. We consider both internal and external evidence to determine the appropriate assumptions. In the event a change in any of the assumptions is warranted, future pension cost as determined under SFAS No. 87 “Employers’ Accounting for Pensions” could increase or decrease.

Self-Insurance Reserves. We are self-insured for a substantial portion of our health care and workers’ compensation insurance programs. With advice and assistance from outside experts, reserves are established using estimates based on, among other factors, reported claims to date, prior claims history, and projections of claims incurred but not reported. Future medical cost trends are incorporated in the projected costs to settle existing claims. If actual results in any of these areas change from prior periods, adjustments to recorded reserves may be required.

(3) Cautionary Statement

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements with respect to the financial condition, results of operations and business of the Company and management’s discussion and analysis of financial condition and results of operations. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “intend”, “estimate”, “anticipate”, “believe”, “project”, or “continue” or the negative thereof or other similar words. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward statements can be guaranteed. Actual results may very materially. Investors are cautioned not to place undue reliance on any forward-looking statements. Investors should also understand that it is not possible to predict or identify all the risks and uncertainties that could affect future events and should not consider the following list to be a complete statement of all potential risks and uncertainties.

Any change in the following factors may materially adversely affect our business and our financial results:

•	changes in technology, manufacturing techniques or customer demands;

•	loss or adverse change in our relationship with our material customers;

•	changes in the performance or growth of our customers;

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

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

The forgoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. Except to the extent required by law, we undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks which include changes in interest rates and changes in foreign currency exchange rates as measured against the U.S. dollar.

Interest Rate Risk. The carrying values of Stanadyne’s revolving credit lines and term loans approximate fair value. The term loans are primarily LIBOR-based borrowings and are re-priced every one to three months. A 10% change in the interest rate on the term loans would have changed the recorded interest expense for the first three months of 2005 by $0.1 million. The Notes and Discount Notes bear interest at a fixed rate and, therefore, are not sensitive to interest rate fluctuation. The fair value of Stanadyne’s $160.0 million in Notes based on bid prices on March 31, 2005 was approximately $165.8 million. The fair value of Holdings’ Discount Notes based on bid prices at March 31, 2005 was $57.6 million.

Foreign Currency Risk. The Company has subsidiaries in Brazil and Italy, a joint venture in India and a branch office in France, and therefore is exposed to changes in foreign currency exchange rates. Changes in exchange rates may positively or negatively affect the Company’s sales, gross margins, and retained earnings. However, historically, these locations have contributed less than 15% of the Company’s net sales and retained earnings, with most of these sales attributable to the Italian and Brazilian subsidiaries. The Company also sells its products from the United States to foreign customers for payment in foreign currencies as well as U.S. dollars. Foreign currency exchange for the three months ended March 31, 2005 was a net gain of $0.2 million compared to a net loss of $0.1 million for the three months ended March 31, 2004. A majority of the exchange differences are related to the Company’s operations in Brazil. The Company does not hedge against foreign currency risk.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As of the end of the period covered by this quarterly report, an evaluation of the effectiveness of the design and operation of Holdings’ disclosure controls and procedures was conducted under the supervision and with the participation of the President and Chief Financial Officer of Holdings. Based on this evaluation, the President and Chief Financial Officer of Holdings have concluded that Holdings’ disclosure controls and procedures were adequate and designed to ensure that information required to be disclosed by Holdings in this report is recorded, processed, summarized and reported in a timely manner, including that such information is accumulated and communicated to management, including the President and Chief Financial Officer of Holdings, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this quarterly report, an evaluation of the effectiveness of the design and operation of Stanadyne’s disclosure controls and procedures was conducted under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Stanadyne. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of Stanadyne have concluded that Stanadyne’s disclosure controls and procedures were adequate and designed to ensure that information required to be disclosed by Stanadyne in this report is recorded, processed, summarized and reported in a timely manner, including that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Stanadyne, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

There was no change in internal control over financial reporting that materially affected or is reasonably likely to materially affect Holdings’ internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting, subsequent to the evaluation described above.

Reference is made to the Certifications of the President and Chief Financial Officer of Holdings about these and other matters filed as exhibits to this report.

There was no change in internal control over financial reporting that materially affected or is reasonably likely to materially affect Stanadyne’s internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting, subsequent to the evaluation described above.

Reference is made to the Certifications of the Chief Executive Officer and Chief Financial Officer of Stanadyne about these and other matters filed as exhibits to this report.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

PART II: OTHER INFORMATION

ITEM 6: EXHIBITS

31.1	Certification of President of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Stanadyne Holdings, Inc. Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Stanadyne Corporation Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer and Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stanadyne Holdings, Inc.
(Registrant)

Date: May 16, 2005	/s/ Samuel P. Frieder
Samuel P. Frieder
Vice President and
Chief Financial Officer

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stanadyne Corporation
(Registrant)

Date: May 16, 2005	/s/ Stephen S. Langin
Stephen S. Langin
Vice President and
Chief Financial Officer

EXHIBIT INDEX:

31.1	Certification of President of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Stanadyne Holdings, Inc. Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Stanadyne Corporation Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer and Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002