Form 10-Q
period 2005-06-30
STANADYNE CORP; Stanadyne Holdings, Inc.
filed 2005-08-15
CIK 1053439, 1323274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Stanadyne Holdings, Inc.	Yes	☒	No	☐
Stanadyne Corporation	Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Stanadyne Holdings, Inc.	Yes	☐	No	☒
Stanadyne Corporation	Yes	☐	No	☒

The number of shares of the registrant’s common stock (only one class for each registrant) outstanding of July 31, 2005:

Stanadyne Holdings, Inc.	104,950,001 shares
Stanadyne Corporation	1,000 shares (100% owned by Stanadyne Automotive Holding Corp., a direct and wholly-owned subsidiary of Stanadyne Holdings, Inc.)

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Part I Financial Information

Item 1	Financial Statements

	Stanadyne Holdings, Inc.:

	Condensed Consolidated Balance Sheets as of June 30, 2005 (Successor) and December 31, 2004 (Successor) (unaudited)	3

	Condensed Consolidated Statements of Operations for the three months ended June 30, 2005 (Successor), and three months ended June 30, 2004 (Predecessor) (unaudited)	4

	Condensed Consolidated Statements of Operations for the six months ended June 30, 2005 (Successor), and six months ended June 30, 2004 (Predecessor) (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 (Successor), and six months ended June 30, 2004 (Predecessor) (unaudited)	6

	Stanadyne Corporation:

	Condensed Consolidated Balance Sheets as of June 30, 2005 (Successor) and December 31, 2004 (Successor) (unaudited)	7

	Condensed Consolidated Statements of Operations for the three months ended June 30, 2005 (Successor), and three months ended June 30, 2004 (Predecessor) (unaudited)	8

	Condensed Consolidated Statements of Operations for the six months ended June 30, 2005 (Successor), and six months ended June 30, 2004 (Predecessor) (unaudited)	9

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 (Successor), and six months ended June 30, 2004 (Predecessor) (unaudited)	10

	Notes to Condensed Consolidated Financial Statements	11-28

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29-39

Item 3	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4	Controls and Procedures	41

Part II	Other Information

Item 6	Exhibits	42

Signatures		43

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

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)

	Successor
	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$21,798	$18,721
Accounts receivable, net of allowance for uncollectible accounts of $626 at June 30, 2005 and $577 at December 31, 2004	51,680	44,352
Inventories, net	49,101	41,877
Prepaid expenses and other current assets	2,522	3,261
Deferred income taxes	6,957	8,529

Total current assets	132,058	116,740

Property, plant and equipment, net	126,549	133,513
Goodwill	146,439	146,427
Intangible and other assets, net	107,109	110,391

Total assets	$512,155	$507,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,422	$25,110
Accrued liabilities	43,248	45,506
Current maturities of long-term debt	4,410	3,624
Current installments of capital lease obligations	303	331

Total current liabilities	75,383	74,571

Long-term debt, excluding current maturities	286,473	283,425
Deferred income taxes	45,986	47,921
Capital lease obligations, excluding current installments	338	530
Other noncurrent liabilities	46,967	45,468

Total liabilities	455,147	451,915

Minority interest in consolidated subsidiary	299	201
Commitments and contingencies	—	—
Stockholders’ equity:

Common stock	1,050	1,050
Additional paid-in capital	52,185	52,185
Other accumulated comprehensive income	369	1,410
Retained earnings	3,133	310
Treasury stock, at cost	(28)	—

Total stockholders’ equity	56,709	54,955

Total liabilities and stockholders’ equity	$512,155	$507,071

See notes to condensed consolidated financial statements.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Successor	Predecessor
	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
Net sales	$92,571	$92,067
Cost of goods sold	71,375	71,010

Gross profit	21,196	21,057
Selling, general and administrative expenses	9,124	8,754
Amortization of intangible assets	1,108	161
Management fees	187	275

Operating income	10,777	11,867
Other expenses:
Interest, net	(7,344)	(2,127)

Income before income taxes and minority interest	3,433	9,740
Income taxes	1,173	2,741

Income before minority interest	2,260	6,999
Minority interest in income of consolidated subsidiary	(50)	(7)

Net income	$2,210	$6,992

See notes to condensed consolidated financial statements.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Successor	Predecessor
	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Net sales	$183,967	$174,024
Cost of goods sold	144,258	136,226

Gross profit	39,709	37,798
Selling, general and administrative expenses	18,170	16,280
Amortization of intangible assets	2,216	322
Management fees	375	550

Operating income	18,948	20,646
Other expenses:
Interest, net	(14,549)	(4,276)

Income before income taxes and minority interest	4,399	16,370
Income taxes	1,478	5,261

Income before minority interest	2,921	11,109
Minority interest in (income) loss of consolidated subsidiary	(98)	34

Net income	$2,823	$11,143

See notes to condensed consolidated financial statements.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Successor	Predecessor
	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Cash flows from operating activities:
Net income	$2,823	$11,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,328	9,913
Amortization of debt discount and deferred financing fees	4,648	363
Deferred income taxes (benefit)	(1,707)	3,096
Income (loss) applicable to minority interest	98	(34)
(Gain) loss on disposal of property, plant and equipment	(7)	187
Changes in operating assets and liabilities	(10,245)	(17,690)

Net cash provided by operating activities	7,938	6,978

Cash flows from investing activities:
Capital expenditures	(4,778)	(4,226)
Proceeds from disposal of property, plant and equipment	32	5
Transaction related costs	(12)	—

Net cash used in investing activities	(4,758)	(4,221)

Cash flows from financing activities:
Payments of financing fees	(136)	—
Proceeds from long-term debt	12	—
Payments on foreign term loan	(176)	—
Net proceeds on foreign overdraft facilities	1,014	107
Principal payments on long-term debt	(325)	(2,009)
Payments of capital lease obligations	(166)	(92)
Purchase of treasury stock	(28)	—

Net cash provided by (used in) financing activities	195	(1,994)

Cash and cash equivalents:
Net increase in cash and cash equivalents	3,375	763
Effect of exchange rate changes on cash	(298)	208
Cash and cash equivalents at beginning of period	18,721	17,977

Cash and cash equivalents at end of period	$21,798	$18,948

See notes to condensed consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)

	Successor
	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$21,798	$18,376
Accounts receivable, net of allowance for uncollectible accounts of $626 at June 30, 2005 and $577 at December 31, 2004	51,680	44,352
Inventories, net	49,101	41,877
Prepaid expenses and other current assets	2,518	3,253
Deferred income taxes	6,957	8,529

Total current assets	132,054	116,387

Property, plant and equipment, net	126,549	133,513
Goodwill	146,439	146,427
Intangible and other assets, net	104,908	108,129
Due from Stanadyne Holdings, Inc.	45	—

Total assets	$509,995	$504,456

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$27,393	$24,855
Accrued liabilities	43,174	45,383
Current maturities of long-term debt	4,410	3,624
Current installments of capital lease obligations	303	331

Total current liabilities	75,280	74,193

Long-term debt, excluding current maturities	224,600	225,068
Deferred income taxes	47,307	48,007
Capital lease obligations, excluding current installments	338	530
Other noncurrent liabilities	46,967	45,468

Total liabilities	394,492	393,266

Minority interest in consolidated subsidiary	299	201
Commitments and contingencies	—	—

Stockholder's equity:
Common stock	—	—
Additional paid-in capital	105,000	105,000
Other accumulated comprehensive income	369	1,410
Retained earnings	9,835	4,579

Total stockholder's equity	115,204	110,989

Total liabilities and stockholder's equity	$509,995	$504,456

See notes to condensed consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Successor	Predecessor
	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
Net sales	$92,571	$92,067
Cost of goods sold	71,375	71,010

Gross profit	21,196	21,057

Selling, general and administrative expenses	9,105	8,754
Amortization of intangible assets	1,108	161
Management fees	187	275

Operating income	10,796	11,867

Other expenses:
Interest, net	(5,510)	(2,127)

Income before income taxes and minority interest	5,286	9,740

Income taxes	1,797	2,741

Income before minority interest	3,489	6,999

Minority interest in income of consolidated subsidiary	(50)	(7)

Net income	$3,439	$6,992

See notes to condensed consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Successor	Predecessor
	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Net sales	$183,967	$174,024
Cost of goods sold	144,258	136,226

Gross profit	39,709	37,798

Selling, general and administrative expenses	18,133	16,280
Amortization of intangible assets	2,216	322
Management fees	375	550

Operating income	18,985	20,646

Other expenses:
Interest, net	(10,917)	(4,276)

Income before income taxes and minority interest	8,068	16,370

Income taxes	2,714	5,261

Income before minority interest	5,354	11,109

Minority interest in (income) loss of consolidated subsidiary	(98)	34

Net income	$5,256	$11,143

See notes to condensed consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Successor	Predecessor
	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Cash flows from operating activities:
Net income	$5,256	$11,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,328	9,913
Amortization of deferred financing fees	1,016	363
Deferred income taxes (benefit)	(472)	3,096
Income (loss) applicable to minority interest	98	(34)
(Gain) loss on disposal of property, plant and equipment	(7)	187
Changes in operating assets and liabilities	(10,018)	(17,690)

Net cash provided by operating activities	8,201	6,978

Cash flows from investing activities:
Capital expenditures	(4,778)	(4,226)
Proceeds from disposal of property, plant and equipment	32	5
Transaction related costs	(12)	—

Net cash used in investing activities	(4,758)	(4,221)

Cash flows from financing activities:
Payments of financing fees	(82)	—
Proceeds from long-term debt	12	—
Payments on foreign term loan	(176)	—
Net proceeds on foreign overdraft facilities	1,014	107
Principal payments on long-term debt	(325)	(2,009)
Payments of capital lease obligations	(166)	(92)

Net cash provided by (used in) financing activities	277	(1,994)

Cash and cash equivalents:
Net increase in cash and cash equivalents	3,720	763
Effect of exchange rate changes on cash	(298)	208
Cash and cash equivalents at beginning of period	18,376	17,977

Cash and cash equivalents at end of period	$21,798	$18,948

See notes to condensed consolidated financial statements.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(1) Business, Organization and Significant Accounting Policies

Description of Business. Stanadyne Holdings, Inc. (“Holdings”) owns all of the outstanding common stock of Stanadyne Automotive Holdings Corp. (“SAHC”). SAHC owns all of the outstanding common stock of Stanadyne Corporation (together with its consolidated subsidiaries, “Stanadyne”). Collectively, Holdings, SAHC and Stanadyne hereinafter are referred to as the “Company.” Holdings and Stanadyne are separate reporting companies. Stanadyne is a leading designer and manufacturer of highly engineered, precision manufactured engine components, including fuel injection equipment for diesel engines. Stanadyne sells engine components to original equipment manufacturers in a variety of applications, including agricultural and construction vehicles and equipment, industrial products, automobiles, light duty trucks and marine equipment. The aftermarket is a core element of Stanadyne’s operations. Stanadyne’s wholly owned subsidiary, Precision Engine Products Corp. (“PEPC”), is a supplier of roller-rocker arms, hydraulic valve lifters and lash adjusters to automotive engine manufacturers and the independent automotive aftermarket. A majority of the outstanding common stock of Holdings is owned by funds managed by Kohlberg Management IV, L.L.C.

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

On December 20, 2004, Holdings issued $100.0 million of senior discount notes (the “Discount Notes”) due in 2015. The Discount Notes bear interest at a stated annual rate of 12%. The Discount Notes were issued at a discounted price of 58.145% of face value resulting in net proceeds of approximately $58.1 million before considering financing costs. Interest will accrete until August 15, 2009. The Discount Notes are unsecured senior obligations of Holdings and are subordinated to all existing and future senior indebtedness, including obligations under Stanadyne’s Senior Secured Bank Facility (see Note 5). The Discount Notes are not guaranteed by any of Holdings’ subsidiaries and are effectively subordinated to all of Stanadyne’s secured debt. Proceeds from the issuance of these Discount Notes were used for a $55.9 million distribution/return of capital to Holdings’ common shareholders and $2.2 million of related financing costs.

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

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Holdings and Subsidiaries and Stanadyne and Subsidiaries for the three months ended June 30, 2005 and as of and for the six months ended June 30, 2005 and as of December 31, 2004 are presented as the “Successor,” and the unaudited condensed consolidated financial statements for the three months and six months ended June 30, 2004 are presented as the “Predecessor.” The Predecessor is for operations prior to the August 6, 2004 Transactions (See Note 2). These notes to condensed consolidated financial statements apply both to Holdings and Stanadyne unless otherwise noted.

Principles of Consolidation. The condensed consolidated financial statements of Holdings include the accounts of Holdings and all of Holdings’ wholly-owned subsidiaries: SAHC, Stanadyne, PEPC, Stanadyne, SpA (“SpA”) and Precision Engine Products LTDA (“PEPL”). The condensed consolidated financial statements of Stanadyne include the accounts of Stanadyne and all of Stanadyne’s wholly-owned subsidiaries: PEPC, SpA and PEPL. Intercompany balances have been eliminated in consolidation. A joint venture, Stanadyne Amalgamations Private Limited (“SAPL”), is fully consolidated with Holdings and Stanadyne based on the Company’s 51% controlling share, while the remaining 49% is recorded as a minority interest.

Stock Options. The Company follows the intrinsic method of accounting for its stock-based compensation under the guidelines set forth in Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees.” Intrinsic value is the excess of the market value of the common stock over the exercise price at the date of grant. No stock options were granted in either of the periods in the six months ended June 30, 2005 and 2004, respectively.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

Pro forma information regarding net income is presented below as if the Company had accounted for its employee stock options under the fair value method using Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation”:

	Holdings
	Successor	Successor
	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income as reported	$2,210	$2,823

Stock based compensation using Black-Scholes option valuation model, net of related tax effects	(105)	(210)

Pro forma net income	$2,105	$2,613

	Stanadyne
	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Net income as reported	$3,439	$6,992	$5,256	$11,143

Stock based compensation using Black-Scholes option valuation model, net of related tax effects	(105)	(42)	(210)	(86)

Pro forma net income	$3,334	$6,950	$5,046	$11,057

New Accounting Standards. In April 2005, the Securities and Exchange Commission (“SEC”) announced the adoption of a rule which deferred the required effective date of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). The SEC rule provides that SFAS 123R is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005, instead of at the beginning of the first quarter after June 15, 2005 (as prescribed originally by the Financial Accounting Standards Board (“FASB”) Statement). The Company is evaluating the impact SFAS 123R will have on its consolidated financial statements upon adoption for which the effective date is now January 1, 2006.

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

The Transactions were financed as follows:

•	a cash common equity investment of $105.0 million in Holdings by an investor group led by funds managed by Kohlberg Management IV, L.L.C. and certain members of management of Stanadyne;

•	KSTA Acquisition, LLC and Stanadyne issued new senior subordinated notes to various qualified institutional buyers for $160.0 million (see Note 5);

•	KSTA Acquisition, LLC and Stanadyne borrowed $65.0 million under a new six year term loan senior secured credit facility (see Note 5).

(3) Inventories

Components of inventories are as follows:

	As of June 30, 2005	As of December 31, 2004
Raw materials and purchased parts	$17,050	$14,523
Work-in-process	20,932	18,145
Finished goods	11,119	9,209

	$49,101	$41,877

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(4) Goodwill, Intangible and Other Assets

Goodwill for the Precision Products and Technologies Group segment (“Precision Products”) was $131.0 million at June 30, 2005 and December 31, 2004. Goodwill for the Precision Engine Products segment (“Precision Engine”) was $15.4 million at June 30, 2005 and December 31, 2004.

Major components of intangible and other assets at June 30, 2005 and December 31, 2004 are listed below:

	As of June 30, 2005		As of December 31, 2004
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Holdings:
Trademarks / trade names	$51,100	$—	$51,100	$—
Technology / patents	24,300	2,307	24,300	1,030
Customer contracts	18,600	1,680	18,600	750
Debt issuance costs	18,415	1,951	18,279	820
Other	647	15	718	6

	$113,062	$5,953	$112,997	$2,606

	As of June 30, 2005		As of December 31, 2004
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Stanadyne:
Trademarks / trade names	$51,100	$—	$51,100	$—
Technology / patents	24,300	2,307	24,300	1,030
Customer contracts	18,600	1,680	18,600	750
Debt issuance costs	16,092	1,829	16,010	813
Other	647	15	718	6

	$110,739	$5,831	$110,728	$2,599

Amortization expense of intangible assets for the Company was $1,108 and $161 for the three months ended June 30, 2005 and June 30, 2004, respectively and $2,216 and $322 for the six months ended June 30, 2005 and June 30, 2004, respectively. Estimated annual amortization expense of the Company’s intangible assets is expected to be $4,432 in 2005, $4,432 in 2006, $4,096 in 2007, $3,599 in 2008 and $3,583 in 2009.

Amortization of debt discount and deferred financing fees is included as interest expense in the accompanying condensed consolidated statements of operations for Holdings of $2,346 and $180 for the three months ended June 30, 2005 and June 30, 2004, respectively and $4,648 and $363 for the six months ended June 30, 2005 and June 30, 2004, respectively. Amortization of deferred financing fees is included as interest expense in the accompanying condensed consolidated statements of operations for Stanadyne of $508 and $180 for the three months ended June 30, 2005 and June 30, 2004, respectively and 1,016 and $363 for the six months ended June 30, 2005 and June 30, 2004, respectively.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(5) Long-term Debt

Long-term debt consisted of:

	Holdings		Stanadyne
	June 30, 2005	December 31, 2004	June 30, 2005	December 31, 2004
Revolving credit lines	$—	$—	$—	$—
Term Loan	64,513	64,837	64,513	64,837
Stanadyne Senior Subordinated Notes	160,000	160,000	160,000	160,000
Holdings Senior Discount Notes, net of unamortized discount	61,873	58,357	—	—
Stanadyne Amalgamations Private Limited debt	1,236	1,298	1,236	1,298
Stanadyne, SpA debt	3,261	2,557	3,261	2,557

Long-term debt	290,883	287,049	229,010	228,692
Less current maturities of long-term debt	4,410	3,624	4,410	3,624

Long-term debt, excluding current maturities	$286,473	$283,425	$224,600	$225,068

On August 6, 2004 as a result of the Transactions, Stanadyne refinanced its existing U.S. senior bank facility, which resulted in a new term loan (the “Term Loan”) and a new revolving credit line (the “Revolving Credit Line”). In addition, Stanadyne issued new senior subordinated notes (the “Notes”) totaling $160.0 million.

The Term Loan interest rates on June 30, 2005 ranged from 6.75% to 8.5% per annum. At June 30, 2005 and December 31, 2004, there were no borrowings against the Revolving Credit Line, leaving $27.7 million available for borrowings. The Revolving Credit Line and Term Loan (the “Senior Bank Facility”) are obligations of Stanadyne Corporation (the “Borrower”) and are guaranteed by SAHC and each domestic subsidiary of Stanadyne (the “Guarantors”). The Senior Bank Facility is secured by substantially all of the assets of the Borrower and by a pledge of substantially all the issued and outstanding capital stock of the Guarantors and 65% of the capital stock of SpA, PEPL and SAPL. In addition, the Senior Bank Facility is subject to financial and other covenants, including limits on indebtedness, liens and capital expenditures, and restrictions on dividends or other distributions to stockholders. The Senior Bank Facility is not guaranteed by Holdings.

The Notes bear interest at 10% per annum, payable semi-annually and will mature on August 15, 2014. Payment of the Notes is an obligation of Stanadyne and is guaranteed by its subsidiaries. Additionally, the Notes are subject to covenants including limitations on indebtedness, liens, and dividends or other distributions to stockholders. The Notes are not guaranteed by Holdings.

On December 20, 2004, Holdings issued $100.0 million of senior discount notes (the “Discount Notes”) due in 2015. The Discount Notes bear interest at a stated rate of 12% per annum. The Discount Notes were issued at a discounted price of 58.145% of face value. Interest will accrete until August 15, 2009. The Discount Notes are unsecured senior obligations of Holdings and are subordinated to all existing and future senior indebtedness, including obligations under the Stanadyne’s Senior Secured Bank

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

Facility. The Discount Notes are not guaranteed by any of Holdings’ subsidiaries and are effectively subordinated to all of Stanadyne’s secured debt. Holdings has no independent financial resources of its own. The terms of the Senior Bank Facility and the indenture governing the Notes limit the ability of Stanadyne and its subsidiaries to pay dividends or make other distributions to Holdings, which may, in turn, limit Holdings’ ability to repay the Discount Notes.

(6) Pensions and Other Postretirement Health Care and Life Insurance

Pensions

The Company has a noncontributory defined benefit pension plan for eligible domestic employees and also has two nonqualified plans, which are designed to supplement the benefits payable to designated employees. The components of the net periodic benefit costs for the periods shown were as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Service cost	$787	$779	$1,745	$1,553
Interest cost	1,164	1,220	2,584	2,428
Expected return on plan assets	(1,108)	(1,041)	(2,458)	(2,083)
Amortization of prior service costs	(14)	43	(32)	86
Recognized net actuarial loss	2	14	4	28

Net periodic pension cost	$831	$1,015	$1,843	$2,012

The pension assets and liabilities were re-measured as of the closing date of the Transactions, resulting in an accrued liability equal to the funded status of the plans. As a result, $11.9 million of unrecognized actuarial losses existing prior to the Transactions were eliminated.

It is the policy of the Company to fund the pension plan in an amount at least equal to the minimum required contribution as determined by the plan’s actuaries, but not in excess of the maximum tax-deductible amount under Section 404 of the Internal Revenue Code. The Company may make discretionary contributions of any amount within this range based on financial circumstances and strategic considerations, which typically vary from year to year. The Company made a $0.5 million contribution in the second quarter of 2005 and expects to contribute approximately $11.0 million of additional cash to its defined benefit pension plan by September 15, 2005.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

Postretirement Health Care and Life Insurance

The Company’s domestic subsidiaries currently make available certain health care and life insurance benefits for eligible retired employees. The components of the net periodic benefit costs (income) for the periods shown were as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Service cost	$53	$43	$116	$119
Interest cost	137	130	301	332
Amortization of prior service costs	—	(667)	—	(1,333)
Recognized net actuarial gain	—	(15)	—	—

Net periodic postretirement benefits cost (income)	$190	$(509)	$417	$(882)

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

(7) Income Taxes

Holdings had an effective income tax rate of 33.6% for the six months ended June 30, 2005 and recorded $1.5 million of tax expense on a pre-tax income of $4.4 million. Holdings tax rate is affected by a limitation on the deductibility of interest on the Discount Notes for U.S. federal income tax purposes. The yield-to-maturity for the interest expense on the Discount Notes exceeds the applicable federal rate plus six percentage points, resulting in a reduction in the deductible interest expense (including original issue discount) accrued on the notes to the extent attributable to such excess.

Stanadyne had an effective income tax rate of 33.6% for the six months ended June 30, 2005, compared to 32.1% for the first six months of 2004. In the first six months of 2005, Stanadyne recorded $2.7 million of tax expense on a pre-tax income of $8.1 million. In the first six months of 2004, the Predecessor recorded $5.3 million of tax expense on a pre-tax income of $16.4 million. The Company received U.S. income tax benefits for export sales in all periods. The Company applies the estimated annual tax rate to the quarterly earnings to provide consistent quarterly tax rates based on the estimated effective tax rate for the year. To the extent there are differences between components of planned and actual net income, the estimated annual tax rate for the year could change and, in turn, have an impact on future quarterly tax rates.

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

The changes in the Company’s warranty accrual are provided below:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Warranty liability, beginning of period	$1,965	$1,694	$1,973	$1,842
Warranty expense based on products sold	251	340	526	473
Warranty claims paid	(250)	(163)	(533)	(444)

Warranty liability, end of period	$1,966	$1,871	$1,966	$1,871

The Company’s warranty accrual is included as a component of accrued liabilities on the condensed consolidated balance sheets.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(9) Comprehensive Income

Comprehensive income is as follows:

	Holdings		Stanadyne
	Three Months Ended June 30,	Six Months Ended June 30,	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2005	2005	2004	2005	2004
Net income	$2,210	$2,823	$3,439	$6,992	$5,256	$11,143
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(1,086)	(1,041)	(1,086)	(641)	(1,041)	380

Comprehensive income	$1,124	$1,782	$2,353	$6,351	$4,215	$11,523

(10) Segments

The Company has two reportable segments, Precision Products and Precision Engine. Precision Products manufactures its own proprietary products including pumps for gasoline and diesel engines, injectors and filtration systems for diesel engines, and various non-proprietary products manufactured under contract for other companies. The Company’s proprietary products currently account for the majority of Precision Products’ sales. This segment accounted for approximately 80% and 83% of the Company’s total revenues for the three months ended June 30, 2005 and 2004, respectively and approximately 81% and 83% of the Company’s total revenues for the six months ended June 30, 2005 and 2004, respectively. Precision Engine manufactures roller-rocker arms, hydraulic valve lifters and lash adjusters primarily for gasoline engines. This segment accounted for approximately 20% and 17% of the Company’s net sales for the three months ended June 30, 2005 and 2004, respectively and approximately 19% and 17% of the Company’s net sales for the six months ended June 30, 2005 and 2004, respectively.

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

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

The following summarizes key information used by the Company in evaluating the performance of each segment for the three and six months ended June 30, 2005 and 2004. Included in Eliminations and Other for the three and six months ended June 30, 2005 are the activities of Holdings and SAHC as Successor companies:

	Successor For the Three Months Ended June 30, 2005
	Precision Products	Precision Engine	Eliminations & Other	Totals
Stanadyne Holdings, Inc.
Net sales	$74,494	$18,343	$(266)	$92,571
Gross profit	20,016	1,180	—	21,196
Depreciation and amortization expense	5,322	874	—	6,196
Operating income (loss)	10,821	(25)	(19)	10,777
Net income (loss)	3,723	(284)	(1,229)	2,210

	Successor For the Six Months Ended June 30, 2005
	Precision Products	Precision Engine	Eliminations & Other	Totals
Stanadyne Holdings, Inc.
Net sales	$149,136	$35,268	$(437)	$183,967
Gross profit	37,620	2,089	—	39,709
Depreciation and amortization expense	10,623	1,705	—	12,328
Operating income (loss)	19,219	(234)	(37)	18,948
Net income (loss)	5,905	(649)	(2,433)	2,823

	Predecessor For the Three Months Ended June 30, 2004
	Precision Products	Precision Engine	Eliminations & Other	Totals
Stanadyne Corporation
Net sales	$76,256	$15,890	$(79)	$92,067
Gross profit	20,058	999	—	21,057
Depreciation and amortization expense	4,166	741	—	4,907
Operating income (loss)	12,115	(248)	—	11,867
Net income (loss)	7,132	(140)	—	6,992

	Predecessor For the Six Months Ended June 30, 2004
	Precision Products	Precision Engine	Eliminations & Other	Totals
Stanadyne Corporation
Net sales	$143,890	$30,232	$(98)	$174,024
Gross profit	37,581	217	—	37,798
Depreciation and amortization expense	8,285	1,628	—	9,913
Operating income (loss)	22,371	(1,725)	—	20,646
Net income (loss)	12,940	(1,797)	—	11,143

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(11) Supplemental Consolidating Condensed Financial Statements (continued)

	Successor Stanadyne Corporation and Subsidiaries Consolidating Condensed Balance Sheet June 30, 2005
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$20,467	$12	$440	$879		$21,798
Accounts receivable, net	35,534	10,738	5,408	—		51,680
Inventories, net	35,976	6,799	7,313	(987	) (a)	49,101
Other current assets	5,213	2,260	2,002	—		9,475

Total current assets	97,190	19,809	15,163	(108)		132,054
Property, plant and equipment, net	84,859	18,131	23,559	—		126,549
Goodwill	125,565	15,364	5,510	—		146,439
Intangible and other assets, net	101,289	3,046	1,521	(948	) (b)	104,908
Investment in subsidiaries	33,902	1,535	—	(35,437	) (c)	—
Due from Stanadyne Holdings, Inc.	45	—	—	—		45

Total assets	$442,850	$57,885	$45,753	$(36,493)		$509,995

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$53,483	$10,520	$6,564	$(1)		$70,566
Current maturities of long-term debt and capital lease obligations	650	—	4,063	—		4,713

Total current liabilities	54,133	10,520	10,627	(1)		75,279
Long-term debt and capital lease obligations	223,863	—	1,075	—		224,938
Other noncurrent liabilities	75,696	8,983	10,577	(982	) (b)	94,274
Minority interest in consolidated subsidiary	—	—	—	300		300
Intercompany accounts	(26,762)	21,974	4,411	377		—
Stockholder’s equity	115,920	16,408	19,063	(36,187	) (c)	115,204

Total liabilities and stockholder’s equity	$442,850	$57,885	$45,753	$(36,493)		$509,995

(a)	Amount represents the elimination of inventory for out of period transfers with foreign subsidiaries.
(b)	Reclassification of deferred tax asset to consolidated net deferred tax liability.
(c)	Elimination of investments in subsidiaries of the Parent and Subsidiary Guarantor.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(11) Supplemental Consolidating Condensed Financial Statements (continued)

	Successor Stanadyne Corporation and Subsidiaries Consolidating Condensed Balance Sheet December 31, 2004
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$17,069	$68	$445	$794		$18,376
Accounts receivable, net	31,259	7,258	5,835	—		44,352
Inventories, net	29,884	5,758	7,035	(800	) (a)	41,877
Other current assets	6,268	3,773	1,741	—		11,782

Total current assets	84,480	16,857	15,056	(6)		116,387
Property, plant and equipment, net	88,034	19,183	26,259	37		133,513
Goodwill	125,553	15,364	5,510	—		146,427
Intangible and other assets, net	104,272	3,213	1,863	(1,219	) (b)	108,129
Investment in subsidiaries	35,087	703	—	(35,790	) (c)	—

Total assets	$437,426	$55,320	$48,688	$(36,978)		$504,456

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$55,200	$7,690	$7,330	$18		$70,238
Current maturities of long-term debt and capital lease obligations	650	—	3,305	—		3,955

Total current liabilities	55,850	7,690	10,635	18		74,193
Long-term debt and capital lease obligations	224,187	—	1,411	—		225,598
Other noncurrent liabilities	73,729	9,803	11,109	(1,166	) (b)	93,475
Minority interest in consolidated subsidiary	—	—	—	201		201
Intercompany accounts	(26,830)	20,948	5,398	484		—
Stockholder’s equity	110,490	16,879	20,135	(36,515	) (c)	110,989

Total liabilities and stockholder’s equity	$437,426	$55,320	$48,688	$(36,978)		$504,456

(a)	Amount represents the elimination of inventory for out of period transfers with foreign subsidiaries.
(b)	Reclassification of deferred tax asset to consolidated net deferred tax liability.
(c)	Elimination of investments in subsidiaries of the Parent and Subsidiary Guarantor.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(11) Supplemental Consolidating Condensed Financial Statements (continued)

	Successor Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Operations Three Months Ended June 30, 2005
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$69,601	$17,180	$8,608	$(2,818	) (a)	$92,571
Cost of goods sold	50,017	16,700	7,388	(2,730	) (a)	71,375

Gross profit	19,584	480	1,220	(88)		21,196
Selling, general, administrative and other operating expenses	8,749	1,228	264	159		10,400

Operating income (loss)	10,835	(748)	956	(247)		10,796
Interest, net	(5,028)	(385)	(97)	—		(5,510)

Income (loss) before income taxes (benefit) and minority interest	5,807	(1,133)	859	(247)		5,286
Income taxes (benefit)	1,796	(406)	459	(52)		1,797

Income (loss) before minority interest	4,011	(727)	400	(195)		3,489
Minority interest in income of consolidated subsidiary	—	—	—	(50)		(50)

Net income (loss)	$4,011	$(727)	$400	$(245)		$3,439

	Predecessor Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Operations Three Months Ended June 30, 2004
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$72,320	$15,057	$6,682	$(1,992	) (a)	$92,067
Cost of goods sold	52,399	14,278	6,273	(1,940	) (a)	71,010

Gross profit	19,921	779	409	(52)		21,057
Selling, general, administrative and other operating expenses	7,703	911	778	(202)		9,190

Operating income (loss)	12,218	(132)	(369)	150		11,867
Interest, net	(1,781)	(92)	(242)	(12)		(2,127)

Income (loss) before income taxes (benefit) and minority interest	10,437	(224)	(611)	138		9,740
Income taxes (benefit)	2,965	(200)	(90)	66		2,741

Income (loss) before minority interest	7,472	(24)	(521)	72		6,999
Minority interest in income of consolidated subsidiary	—	—	—	(7)		(7)

Net income (loss)	$7,472	$(24)	$(521)	$65		$6,992

(a)	Elimination of intercompany sales and cost of goods sold.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(11) Supplemental Consolidating Condensed Financial Statements (continued)

	Successor Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Operations Six Months Ended June 30, 2005
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$139,752	$33,038	$16,139	$(4,962	) (a)	$183,967
Cost of goods sold	102,513	32,029	14,585	(4,869	) (a)	144,258

Gross profit	37,239	1,009	1,554	(93)		39,709
Selling, general, administrative and other operating expenses	17,508	2,336	615	265		20,724

Operating income (loss)	19,731	(1,327)	939	(358)		18,985
Other expenses:
Interest, net	(10,005)	(719)	(193)	—		(10,917)

Income (loss) before income taxes (benefit) and minority interest	9,726	(2,046)	746	(358)		8,068
Income taxes (benefit)	3,094	(743)	450	(87)		2,714

Income (loss) before minority interest	6,632	(1,303)	296	(271)		5,354
Minority interest in income of consolidated subsidiary	—	—	—	(98)		(98)

Net income (loss)	$6,632	$(1,303)	$296	$(369)		$5,256

	Predecessor Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Operations Six Months Ended June 30, 2004
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$136,347	$28,793	$12,133	$(3,249	) (a)	$174,024
Cost of goods sold	98,562	28,904	11,905	(3,145	) (a)	136,226

Gross profit (loss)	37,785	(111)	228	(104)		37,798
Selling, general, administrative and other operating expenses	14,509	1,607	1,206	(170)		17,152

Operating income (loss)	23,276	(1,718)	(978)	66		20,646
Other expenses:
Interest, net	(3,606)	(160)	(481)	(29)		(4,276)

Income (loss) before income taxes (benefit) and minority interest	19,670	(1,878)	(1,459)	37		16,370
Income taxes (benefit)	5,499	(166)	(128)	56		5,261

Income (loss) before minority interest	14,171	(1,712)	(1,331)	(19)		11,109
Minority interest in loss of consolidated subsidiary	—	—	—	34		34

Net income (loss)	$14,171	$(1,712)	$(1,331)	$15		$11,143

(a)	Elimination of intercompany sales and cost of goods sold.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(11) Supplemental Consolidating Condensed Financial Statements (continued)

	Successor Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Cash Flows Six Months Ended June 30, 2005
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Stanadyne Corporation & Subsidiaries
Cash flows from operating activities:
Net income (loss)	$6,632	$(1,303)	$296	$(369)	$5,256
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,867	1,671	1,790	—	12,328
Amortization of deferred financing fees	1,016			—	1,016
Other adjustments	204	(750)	154	(87)	(479)
Income applicable to minority interest	—	—	—	98	98
Changes in operating assets and liabilities	(9,222)	787	(2,317)	734	(10,018)

Net cash provided by (used in) operating activities	7,497	405	(77)	376	8,201

Cash flows from investing activities:
Capital expenditures	(3,673)	(474)	(668)	37	(4,778)
Proceeds from disposal of property, plant and equipment	19	13		—	32
Transaction related costs	(12)	—	—	—	(12)

Net cash used in investing activities	(3,666)	(461)	(668)	37	(4,758)

Cash flows from financing activities:
Net change in debt	(407)	—	684	—	277

Net cash (used in) provided by financing activities	(407)	—	684	—	277

Net increase (decrease) in cash and cash equivalents	3,424	(56)	(61)	413	3,720
Effect of exchange rate changes on cash	(26)	—	56	(328)	(298)
Cash and cash equivalents at beginning of period	17,069	68	445	794	18,376

Cash and cash equivalents at end of period	$20,467	$12	$440	$879	$21,798

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(11) Supplemental Consolidating Condensed Financial Statements (concluded)

	Predecessor Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Cash Flows Six Months Ended June 30, 2004
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Cash flows from operating activities:
Net income (loss)	$14,171	$(1,712)	$(1,331)	$15		$11,143
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,345	1,617	951	—		9,913
Amortization of deferred financing fees	324	39	—	—		363
Other adjustments	4,146	(198)	(721)	56		3,283
Loss applicable to minority interest	—	—	—	(34)		(34)
Changes in operating assets and liabilities	(17,932)	965	(708)	(15)		(17,690)

Net cash provided by (used in) operating activities	8,054	711	(1,809)	22		6,978

Cash flows from investing activities:
Capital expenditures	(3,765)	(353)	(108)	—		(4,226)
Proceeds from disposal of property, plant and equipment	—	—	5	—		5
Investment in subsidiaries	(2,135)	—	—	2,135	(a)	—

Net cash used in investing activities	(5,900)	(353)	(103)	2,135		(4,221)

Cash flows from financing activities:
Net change in debt	(1,450)	(336)	(208)	—		(1,994)
Net change in equity	—	—	2,135	(2,135	) (a)	—

Net cash (used in) provided by financing activities	(1,450)	(336)	1,927	(2,135)		(1,994)

Net increase in cash and cash equivalents	704	22	15	22		763
Effect of exchange rate changes on cash	(6)	—	(40)	254		208
Cash and cash equivalents at beginning of period	17,514	19	388	56		17,977

Cash and cash equivalents at end of period	$18,212	$41	$363	$332		$18,948

(a)	Elimination of additional investment in SpA by the Parent.

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

The Notes bear interest at an annual rate of 10.0%, payable semi-annually and will mature on August 15, 2014. The Term Loans bear interest at an annual rate of prime plus 2.5% or LIBOR plus 3.5% and principal is repaid in 0.25% quarterly installments with a final payment of the unamortized balance due on August 6, 2010. Stanadyne also negotiated a $35.0 million revolving credit facility, which bears interest at an annual rate of prime plus 1.25% or LIBOR plus 2.25% payable on August 6, 2009. This revolving credit facility requires that Stanadyne maintain a minimum fixed charge coverage ratio if available borrowings fall below $5.0 million. The Term Loans and revolving credit facility are secured by substantially all of the Stanadyne’s domestic accounts receivable, inventory and assets.

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

Our net sales totaled $184.0 million in the first six months of 2005, representing a 5.7% increase from the same period a year ago. Increased demand from both the on- and off-highway markets contributed to the year-over-year increase. Sales to off-highway markets represented 64.0% of our total sales in the first six months of 2005 versus 63.3% for the first six months of 2004. Much of this change was due to additional demand from Deere & Company (“Deere”) for our fuel injection equipment used in their engines and applied to agricultural and industrial equipment. Sales to the on-highway markets accounted for 36.0% of total first six months sales as compared to 36.7% in the first six months of 2004. Lower service sales of fuel injection equipment to General Motors Corporation (“GM”) in the first six months of 2005 explained most of the year to year decline.

Our sales in the first six months of 2005 to original equipment manufacturers (“OEMs”) increased by $15.9 million, while sales to the service markets decreased by $6.1 million versus the first six months of 2004. Major increases in first quarter OEM sales included $3.3 million of valve train components for DaimlerChrysler Corp. (“DCX”) and $10.5 million of diesel fuel injection equipment for the customer group of Deere, Caterpillar, Inc. (“Caterpillar”) and General Engine Products, Inc. (“GEP”). The decline in sales to the service markets in the first six months of 2005 was lead by a reduction in shipments of fuel injection equipment to GM for the service markets.

Performance by segment in the first six months of 2005 was mixed, although both of our reporting segments reported higher sales versus the same period last year. First six months of 2005 sales in the Precision Products segment increased by $5.2 million overall, with an increase in OEM demand partially offset by a $6.9 million decline in sales to the higher margin service markets. This unfavorable market mix, combined with $1.5 million in purchased material cost increases and other manufacturing cost premiums, resulted in lower first half of 2005 operating income in this segment versus the same period of 2004.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Financial results for the first six months of 2005 in our Precision Engine segment improved from the same period a year ago. Sales and operating income increased by $5.0 million and $1.5 million, respectively, for the six months ended June 30, 2005 when compared to the same period in 2004. Sales to DCX accounted for $3.3 million of the increase in sales, driven by higher demand for valve train components installed in the popular Pacifica, 300 and Magnum vehicles. While year-to-date operating income in 2005 improved by $1.5 million from the same period a year ago, segment management continues to pursue needed changes in the cost structure to enhance profitability.

Basis of Presentation

The following table displays unaudited performance details for the periods shown. The three month and six month periods ended June 30, 2005 include the results of Holdings and Stanadyne as Successor and the three month and six month period ended June 30, 2004 of Stanadyne as the Predecessor. Amounts are presented in thousands of dollars and as a percentage of net sales. Historical results and percentage relationships are not necessarily indicative of the results that may be expected for any future period.

	Holdings		Stanadyne
	Successor		Successor		Predecessor
	Three Months Ended June 30, 2005		Three Months Ended June 30,
			2005		2004
	$	%	$	%	$	%
Net sales	92,571	100.0	92,571	100.0	92,067	100.0
Cost of goods sold	71,375	77.1	71,375	77.1	71,010	77.1
Gross profit	21,196	22.9	21,196	22.9	21,057	22.9
SG&A	9,124	9.9	9,105	9.8	8,754	9.5
Amortization of intangibles	1,108	1.2	1,108	1.2	161	0.2
Management fees	187	0.2	187	0.2	275	0.3
Operating income	10,777	11.6	10,796	11.7	11,867	12.9
Net income	2,210	2.4	3,439	3.7	6,992	7.6

	Holdings		Stanadyne
	Successor		Successor		Predecessor
	Six Months Ended June 30, 2005		Six Months Ended June 30,
			2005		2004
	$	%	$	%	$	%
Net sales	183,967	100.0	183,967	100.0	174,024	100.0
Cost of goods sold	144,258	78.4	144,258	78.4	136,226	78.3
Gross profit	39,709	21.6	39,709	21.6	37,798	21.7
SG&A	18,170	9.9	18,133	9.9	16,280	9.4
Amortization of intangibles	2,216	1.2	2,216	1.2	322	0.2
Management fees	375	0.2	375	0.2	550	0.3
Operating income	18,948	10.3	18,985	10.3	20,646	11.9
Net income	2,823	1.5	5,256	2.9	11,143	6.4

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Comparison of Results of Operations:

The Three Months Ended June 30, 2005 for Holdings and Stanadyne as Successor

Compared to

The Three Months Ended June 30, 2004 for the Predecessor

Net Sales. Net sales for the second quarter of 2005 totaled $92.6 million compared to $92.1 million in the second quarter of 2004, representing an increase of $0.5 million or 0.5%, with a decrease in sales in the Precision Products segment that was more than offset by an increase in the Precision Engine segment.

Precision Products sales totaled $74.5 million in the second quarter of 2005, reflecting a decrease of $1.8 million or 2.3% from the second quarter 2004 result of $76.3 million. Shipments to OEM’s in the second quarter of 2005 increased by 10.9% or $4.3 million and shipments to the service markets decreased by 16.4% or $6.1 million when compared to the second quarter of 2004. OEM demand for our fuel injection products in the second quarter of 2005 resulted in $3.8 million higher sales to Deere, GEP and Caterpillar. Lower second quarter 2005 sales to the service markets included a reduction of $2.0 million to the U.S. military for diesel fuel pumps for HUMMV’s and $2.6 million lower electronic pump sales to GM.

Sales by major product line in the second quarter of 2005 when compared to the same period a year ago reflect higher shipments of fuel injectors and Precision Components and Assembly (“PCA”) products which were offset by lower shipments of fuel pumps and fuel filters.

Precision Engine sales of valve train products totaled $18.3 million in the second quarter of 2005 and were $2.5 million or 15.4% more than the same period in 2004, reflecting increased shipments to both the OEM and service markets. Sales to OEM customers totaled $1.8 million more in the second quarter of 2005 versus the second quarter of 2004, while sales to the service markets increased by $0.7 million or 27.0%. Higher demand from DCX for valve train components for both the 3.5 and 2.0 liter engines resulted in a $0.5 million increase in sales. The 2.0 liter engine is expected to build-out later this year. Second quarter sales of 1.6 liter valve train components to Tritec Motors, Ltda (“Tritec”) in Brazil also totaled $0.5 million more than for the same period a year ago. The balance of the increase in second quarter OEM sales was traceable to increased shipments to Kohler. Aftermarket sales of hardenable iron tappets in the second quarter showed some increase in demand, reflecting a year-over-year increase of $0.7 million.

Gross Profit. Our gross profit totaled $21.2 million and 22.9% of net sales in the second quarter of 2005, versus $21.1 million and 22.9% of net sales for the same period in 2004. Gross profit as a percentage of sales in the second quarter of 2005 improved slightly in both segments from the same period a year earlier.

Precision Products recorded gross profit of $20.0 million or 26.9% of net sales in the second quarter of 2005, compared to $20.1 million or 26.3% of net sales recorded for the same period in 2004. Despite the lower sales volumes and $0.8 million increase in material cost surcharges during the second quarter of 2005, this segment was able to increase the gross profit margin when compared to the same period in 2004 through a combination of cost reduction efforts and increased selling prices on products

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

most impacted by material cost surcharges. The gross profit comparison in this segment was also affected by the favorable impact of increased inventory levels and the resulting overhead absorption in the second quarter of 2005.

Precision Engine gross profit totaled $1.2 million or 6.4% of net sales in the second quarter of 2005, compared to $1.0 million or 6.3% of net sales reported for the same period of 2004. The added gross profit from higher sales volumes in the second quarter of 2005 was partially eroded by $0.1 million increase in material cost surcharges and other premium manufacturing costs to support the increased customer demand.

Selling, General and Administrative Expenses (“SG&A”) in the second quarter of 2005 totaled $9.1 million and 9.8% of net sales as compared to the $8.8 million and 9.5% of net sales reported for the same period of 2004. Approximately $0.7 million of this increase was due to higher post-retirement health care costs in both segments as a result of the elimination through purchase accounting of unamortized actuarial gains recorded as income prior to the Transactions in 2004. The SG&A costs in the Precision Engine segment reflected a decrease of $0.1 million from second quarter 2004 to second quarter 2005 due primarily to a shift from foreign exchange losses of $0.2 million recorded in 2004 to foreign exchange gains of $0.2 million recorded in 2005.

Amortization of Intangible Assets. Amortization of intangible assets increased to $1.1 million in the second quarter of 2005 from $0.2 million in the second quarter of 2004. This increase reflects the additional amortization resulting from the valuation of the intangible assets we acquired through the change in control in 2004, including patents, tradenames/marks, customer contracts and debt issuance costs.

Operating Income. Our operating income for the second quarter of 2005 totaled $10.8 million or 11.7% of net sales versus $11.9 million or 12.9% for the same period in 2004. Although sales and gross profit increased in the second quarter of 2005, the reduction in operating income was primarily due to $1.0 million higher material costs, higher SG&A relative to post-retirement healthcare costs and additional amortization expense on acquired intangible assets in the third quarter of 2004.

Net Income. Net income for Stanadyne in the second quarter of 2005 totaled $3.4 million or 3.7% of net sales versus $7.0 million or 7.6% of net sales reported for the same period in 2004. This decrease reflected the combined results of $1.1 million of lower operating income and $3.4 million in higher interest expense due to higher debt in 2005, offset by lower income taxes of $0.9 on lower earnings.

Net income for Holdings in the second quarter of 2005 totaled $2.2 million and was less than the amount reported for Stanadyne due to $1.8 million of additional interest expense on the Discount Notes, partially offset by $0.6 million of an income tax benefit.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

The Six Months Ended June 30, 2005 for Holdings and Stanadyne as Successor

Compared to

The Six Months Ended June 30, 2004 for the Predecessor

Net Sales. Net sales for the first six months of 2005 totaled $184.0 million compared to $174.0 million in the first six months of 2004, representing an increase of $10.0 million or 5.7%, with both of our operating segments contributing to this result.

Precision Products sales totaled $149.1 million in the first six months of 2005, reflecting an increase of $5.2 million or 3.6% more than the first six months 2004 result of $143.9 million. All of the increase was driven by $12.2 million or 16.5% of higher shipments to OEM’s in the first six months of 2005. A majority of the additional OEM demand for our fuel injection products was accounted for by $10.5 million in higher sales to Deere, GEP and Caterpillar. Shipments to the service markets decreased by 9.9% or $6.9 million when compared to the first six months of 2004. The reduction in service demand was comprised of $3.6 million lower sales to the U.S. military for diesel fuel pumps for HUMMV’s and $5.2 million lower electronic pump sales to GM, partially offset by $2.6 million additional sales through our independent distributor network.

Sales for each of our major product lines in the first six months of 2005 reflected increases in shipments of injectors, filters and PCA products, partially offset by lower fuel pump shipments related to $5.8 million lower service demand from GM. First six months shipments of fuel injectors in 2005 and 2004 were $28.9 million versus $25.0 million, respectively, with increased sales of our Integrated Fuel System product responsible for $3.3 million of the increase. Sales of fuel filters totaled $37.8 million in the first six months of 2005 and were 4.3% more than for the same period last year, with an increase of $2.2 million recorded in OEM sales partially offset by a $0.6 million reduction in service market sales. Sales in our PCA product line totaled $9.3 million in the first six months of 2005, or 21.0% more than the same period in 2004. All of this increase reflected the ramp up in demand for products from Caterpillar since the first six months of 2004.

Precision Engine sales of valve train products totaled $35.3 million in the first six months of 2005 and were $5.0 million or 16.7% more than sales in the first half of 2004. Higher shipments to OEM customers accounted for $4.2 million of the overall increase, with sales to the service markets responsible for the $0.8 million balance. Higher demand from DCX for valve train components for both the 3.5 and 2.0 liter engines resulted in a $3.3 million increase in OEM sales. Shipments of valve train products used in the 1.6 liter engine produced by Tritec were $0.9 million more in the first half of 2005. With stronger second quarter demand for hardenable iron tappets sold to the aftermarket, sales in the first six months of 2005 increased by $0.8 million.

Gross Profit. Our gross profit totaled $39.7 million and 21.6% of net sales in the first six months of 2005, versus $37.8 million and 21.7% of net sales for the same period in 2004. While results in both of our segments increased due to higher sales volumes, as a percentage of sales, Precision Products gross profit declined to 25.2% from 26.1% a year ago and Precision Engine gross profit improved to 5.9% from 0.7%.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Precision Products generated gross profit of $37.6 million or 25.2% of net sales in the first six months of 2005, compared to $37.6 million or 26.1% of net sales recorded for the same period in 2004. Following the first quarter 2005 margin compression caused by increased sales to the lower margin OEM market combined with lower sales to the higher margin service market, gross profit in this segment was favorably influenced by second quarter cost reduction activities and manufacturing efficiencies related to the continued high levels of customer demand. Material cost premiums and surcharges related to the increased global demand for raw materials were $1.5 million more in the first half of 2005 versus 2004 and were partially offset through higher selling prices. The gross profit comparison in this segment was also affected by the favorable impact of increased inventory levels and the resulting overhead absorption in the first six months of 2005.

Precision Engine gross profit of $2.1 million or 5.9% of net sales in the first six months of 2005 compared favorably to the $0.2 million or 0.7% of net sales reported for the first half of 2004. The added gross profit generated by higher sales volumes in the first half of 2005 was partially offset by $0.2 million of increased material surcharges and other premium manufacturing costs required to support the higher levels of customer demand. The first six months of 2005 gross profit comparison was favorably impacted by a $0.3 million severance charge that was recognized in the first six months of 2004.

Selling, General and Administrative Expenses (“SG&A”) in the first six months of 2005 totaled $18.1 million and 9.9% of net sales as compared to the $16.3 million and 9.4% of net sales reported for the same period of 2004. Approximately $1.3 million of this increase was due to higher post-retirement health care costs in both segments as a result of the elimination through purchase accounting of unamortized actuarial gains recorded as income prior to the Transactions in 2004.

Amortization of Intangible Assets. Amortization of intangible assets increased to $2.2 million in the first six months of 2005 from $0.3 million in the first six months of 2004. This increase reflected the additional amortization resulting from the valuation of the intangible assets we acquired through the change in control in 2004, including patents, tradenames/marks, customer contracts and debt issuance costs.

Operating Income. Our operating income for the first six months of 2005 totaled $19.0 million or 10.3% of net sales versus $20.6 million or 11.9% for the same period in 2004. When compared to the first six months of 2004, additional gross profits of $1.9 million in the first half of 2005 were reduced by $1.3 million higher post-retirement healthcare costs and $1.9 million of increased amortization expense.

Net Income. Net income for Stanadyne in the first six months of 2005 totaled $5.3 million or 2.9% of net sales and was less than half the $11.1 million or 6.4% of net sales reported for the same period in 2004. This decrease reflected the combined results of $1.7 million of lower operating income and $6.6 million in higher interest expense due to higher debt in 2005, offset by lower income taxes of $2.5 on lower earnings.

Net income for Holdings in the first six months of 2005 totaled $2.8 million and was less than the amount reported for Stanadyne due to $3.6 million of additional interest expense on the Discount Notes, partially offset by $1.2 million of an income tax benefit.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Liquidity and Capital Resources

Stanadyne’s principal sources of liquidity are cash on hand and cash flows from operations supplemented by a U.S.-based revolving credit facility under which $27.7 million was available for borrowing as of June 30, 2005. Stanadyne occasionally utilizes capital leasing and, for its foreign operations in Italy and India, maintains a combination of overdraft and term loan facilities with local financial institutions on an as-needed basis. As of June 30, 2005, there were borrowings of $64.5 million under the Term Loans, no borrowings under the Revolving Credit Line, $3.5 million in foreign overdraft facilities and $1.0 million in foreign term loans. Unless the availability of funds under the Revolving Credit Line is less than $5.0 million, the U.S.-based Senior Credit Facilities have no maintenance financial covenants.

Holdings has no independent financial resources of its own. The Senior Bank Facility and the indenture governing the Notes limit the ability of Stanadyne and its subsidiaries to pay dividends or make other distributions to Holdings.

Cash Flows From Operating Activities. Cash flows provided by operating activities for Stanadyne in the six months ended June 30, 2005 were $8.2 million or $1.2 million more than the $7.0 million generated in the same period of 2004. Cash flows from operations in the first half of 2005 due to other than changes to balance sheet accounts reflected a reduction of $6.5 million when compared to the first six months of 2004. This reduction was due primarily to $6.0 million of additional cash interest on higher debt levels in 2005 versus 2004. Changes in asset and liability accounts, primarily working capital accounts, consumed $7.7 million less cash in the first half of 2005 versus the same period of 2004. A slower growth rate in our accounts receivable balances during the first six months of 2005 versus the same period of 2004 accounted for $5.9 million of this difference. Although inventory required to support the increased business levels in the first half of 2005 consumed $7.8 million in cash and was $1.8 million more than the same period in 2004, accounts payable and other accrued liability accounts increased by an offsetting $1.6 million.

Cash flows from operating activities for Holdings for the six months ended June 30, 2005 were $7.9 million or $0.3 million less than the $8.2 million that Stanadyne generated in the same period of 2005. The $0.3 million difference is a result of residual deferred financing fees for the Discount Notes accrued at the end of 2004 and paid in 2005. The lower net income of Holdings of $2.4 million was offset by higher amortization expenses for debt discount and deferred financing fees of $3.6 million which was reduced by a deferred tax benefit of $1.2 million.

Cash Flows From Investing Activities. Our capital expenditures in the first six months of 2005 totaled $4.8 million, compared to $4.2 million for the same period of 2004. Capital expenditures in 2005 included $1.3 million in support of new products and programs, including $0.7 million in Precision Products to prepare for production of a direct injection gasoline pump later this year. The remainder of our capital expenditures this year has been applied to cost reduction, quality enhancements, safety and ergonomics improvements and general maintenance projects. The new $1.6 million automated filter element assembly equipment acquired in 2004 by our Precision Products segment entered production in the first quarter of 2005. This equipment still has not performed as expected in the second quarter, and will require continued debugging during 2005 to achieve the desired level of throughput and quality.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Cash Flows From Financing Activities. Cash flows from financing activities for the six months ended June 30, 2005 resulted in a net increase in cash of $0.3 million compared to a reduction of $2.0 million for the first six months of 2004.

Cash flows from financing activities in our U.S.-based operations included scheduled principal payments against the Term Loans totaling $0.3 million in first six months of 2005. There were no borrowings under the Revolving Credit Line as of June 30, 2005, which after reductions for outstanding letters of credit, left available liquidity of $27.7 million.

Cash flows from financing activities in our foreign operations during the first six months of 2005 included overdraft borrowings of $0.9 million at SpA to support increased working capital requirements and seasonal holiday payrolls. Cash flow financing activities for SAPL included overdraft borrowings of $0.1 million and a net reduction to term loans of $0.2 million. Payments of foreign capital lease obligations totaled $0.2 million for the first six months of 2005.

Pension Plans. We maintain a qualified defined benefit pension plan (the “Qualified Plan”), which covers substantially all domestic hourly and salary employees, except for Tallahassee hourly employees, and an unfunded nonqualified plan to provide benefits in excess of amounts permitted to be paid under the provisions of the tax law to participants in the Qualified Plan.

The value of the Qualified Plan assets increased from $48.3 million at December 31, 2003 to $53.8 million at December 31, 2004. The combination of improved investment performance offset by declining discount rates during 2004 resulted in very little change to the Qualified Plan unfunded benefit obligation. Cash contributions to the Qualified Plan for the 2003 plan year totaled $1.8 million and were paid in 2004 to achieve a current liability funding level of 80%. Cash contributions in 2005 for the 2004 plan year will be approximately $11.5 million to achieve a 90% current liability funding level. Our cash contributions in 2005 included a $0.5 million amount paid in the second quarter, with the remaining balance to be paid by September 15, 2005.

(2) Critical Accounting Policies

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include: product warranty reserves, inventory reserves for excess or obsolescence, pension and postretirement benefit liabilities and self-insurance reserves.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Inventory Reserves. We maintain our inventories at the lower of cost or market value. Cost is determined on a last-in, first-out (“LIFO”) basis for all domestic inventory and on a first-in, first-out (“FIFO”) basis for all foreign inventory. When conditions warrant (usually highlighted by slow-moving product or products with pricing constraints), reserves are established to reduce the value of inventory to net realizable values. Annually, we review and identify all inventories in excess of three years sales requirements. We reserve for this “slow moving” inventory as it has no realizable value. If business conditions change during the year, this evaluation is conducted more frequently.

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

(3) Cautionary Statement

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements with respect to the financial condition, results of operations and business of the Company and management’s discussion and analysis of financial condition and results of operations. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “intend”, “estimate”, “anticipate”, “believe”, “project”, or “continue” or the negative thereof or other similar words. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. Actual results may very materially. Investors are cautioned not to place undue reliance on any forward-looking statements. Investors should also understand that it is not possible to predict or identify all the risks and uncertainties that could affect future events and should not consider the following list to be a complete statement of all potential risks and uncertainties.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

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

Interest Rate Risk. The carrying values of Stanadyne’s revolving credit lines and term loans approximate fair value. The term loans are primarily LIBOR-based borrowings and are re-priced every one to three months. A 10% change in the interest rate on the term loans would have changed the recorded interest expense for the first six months of 2005 by $0.2 million. The Notes and Discount Notes bear interest at a fixed rate and, therefore, are not sensitive to interest rate fluctuation. The fair value of Stanadyne’s $160.0 million in Notes based on bid prices on June 30, 2005 was approximately $150.6 million. The fair value of Holdings’ Discount Notes based on bid prices at June 30, 2005 was $53.6 million.

Foreign Currency Risk. The Company has subsidiaries in Brazil and Italy, a joint venture in India and a branch office in France, and therefore is exposed to changes in foreign currency exchange rates. Changes in exchange rates may positively or negatively affect the Company’s sales, gross margins, and retained earnings. However, historically, these locations have contributed less than 15% of the Company’s net sales and retained earnings, with most of these sales attributable to the Italian and Brazilian subsidiaries. The Company also sells its products from the United States to foreign customers for payment in foreign currencies as well as U.S. dollars. Foreign currency exchange for the six months ended June 30, 2005 was a net gain of $0.4 million compared to a net loss of $0.1 million for the six months ended June 30, 2004. A majority of the exchange differences are related to the Company’s operations in Brazil. The Company does not hedge against foreign currency risk.

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

Stanadyne Holdings, Inc.
(Registrant)

Date: August 15, 2005	/s/ Stephen S. Langin
Stephen S. Langin
Chief Financial Officer

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stanadyne Corporation
(Registrant)

Date: August 15, 2005	/s/ Stephen S. Langin
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