Form 10-Q
period 2005-09-30
STANADYNE CORP; Stanadyne Holdings, Inc.
filed 2005-11-14
CIK 1053439, 1323274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Stanadyne Holdings, Inc.	Yes ☒	No ☐
Stanadyne Corporation	Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Stanadyne Holdings, Inc.	Yes ☐	No ☒
Stanadyne Corporation	Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Stanadyne Holdings, Inc.	Yes ☐	No ☒
Stanadyne Corporation	Yes ☐	No ☒

The number of shares of the registrant’s common stock (only one class for each registrant) outstanding of October 31, 2005:

Stanadyne Holdings, Inc.	104,950,001 shares
Stanadyne Corporation	1,000 shares (100% owned by Stanadyne Automotive Holding Corp., a direct and wholly-owned subsidiary of Stanadyne Holdings, Inc.)

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Part I Financial Information

Item 1	Financial Statements

	Stanadyne Holdings, Inc.:

	Condensed Consolidated Balance Sheets as of September 30, 2005 (Successor) and December 31, 2004 (Successor) (unaudited)	4

	Condensed Consolidated Statements of Operations for the three months ended September 30, 2005 (Successor), August 6, 2004 through September 30, 2004 (Successor), and July 1, 2004 through August 5, 2004 (Predecessor) (unaudited)	5

	Condensed Consolidated Statements of Operations for the nine months ended September 30, 2005 (Successor), August 6, 2004 through September 30, 2004 (Successor), and January 1, 2004 through August 6, 2004 (Predecessor) (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 (Successor), August 6, 2004 through September 30, 2004 (Successor), and January 1, 2004 through August 6, 2004 (Predecessor) (unaudited)	7

	Stanadyne Corporation:

	Condensed Consolidated Balance Sheets as of September 30, 2005 (Successor) and December 31, 2004 (Successor) (unaudited)	8

	Condensed Consolidated Statements of Operations for the three months ended September 30, 2005 (Successor), August 6, 2004 through September 30, 2004 (Successor), and July 1, 2004 through August 5, 2004 (Predecessor) (unaudited)	9

	Condensed Consolidated Statements of Operations for the nine months ended September 30, 2005 (Successor), August 6, 2004 through September 30, 2004 (Successor), and January 1, 2004 through August 6, 2004 (Predecessor) (unaudited)	10

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 (Successor), August 6, 2004 through September 30, 2004 (Successor), and January 1, 2004 through August 6, 2004 (Predecessor) (unaudited)	11

	Notes to Condensed Consolidated Financial Statements	12-31

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32-43

Item 3	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4	Controls and Procedures	45

Part II	Other Information

Item 6	Exhibits	46

Signatures		47

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

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

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)

	Successor
	September 30, 2005	December 31, 2004
ASSETS

Current assets:
Cash and cash equivalents	$8,414	$18,721
Accounts receivable, net of allowance for uncollectible accounts of $656 at September 30, 2005 and $577 at December 31, 2004	53,222	44,352
Inventories, net	45,366	41,877
Prepaid expenses and other current assets	3,692	3,261
Deferred income taxes	7,131	8,529

Total current assets	117,825	116,740

Property, plant and equipment, net	124,437	133,513
Goodwill	146,439	146,427
Intangible and other assets, net	105,500	110,391

Total assets	$494,201	$507,071

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$25,401	$25,110
Accrued liabilities	28,927	45,506
Current maturities of long-term debt	3,642	3,624
Current installments of capital lease obligations	303	331

Total current liabilities	58,273	74,571

Long-term debt, excluding current maturities	288,142	283,425
Deferred income taxes	44,443	47,921
Capital lease obligations, excluding current installments	265	530
Other noncurrent liabilities	47,462	45,468

Total liabilities	438,585	451,915

Minority interest in consolidated subsidiary	301	201
Commitments and contingencies	—	—

Stockholders’ equity:
Common stock	1,050	1,050
Additional paid-in capital	52,185	52,185
Other accumulated comprehensive income	425	1,410
Retained earnings	1,683	310
Treasury stock, at cost	(28)	—

Total stockholders’ equity	55,315	54,955

Total liabilities and stockholders’ equity	$494,201	$507,071

See notes to condensed consolidated financial statements.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Successor		Predecessor
	Three Months Ended September 30, 2005	August 6, 2004 through September 30, 2004	July 1, 2004 through August 5, 2004
Net sales	$88,669	$57,377	$29,076
Cost of goods sold	73,224	43,906	26,439

Gross profit	15,445	13,471	2,637

Selling, general and administrative expenses	8,706	5,073	2,919
Amortization of intangible assets	1,108	678	63
Transactions related costs	—	—	22,702
Management fees	188	114	106

Operating income (loss)	5,443	7,606	(23,153)

Other expenses:
Interest, net	(7,436)	(3,463)	(842)

(Loss) income before income tax (benefit) expense and minority interest	(1,993)	4,143	(23,995)

Income tax (benefit) expense	(544)	1,858	(7,366)

(Loss) income before minority interest	(1,449)	2,285	(16,629)

Minority interest in (income) loss of consolidated subsidiary	(1)	21	7

Net (loss) income	$(1,450)	$2,306	$(16,622)

See notes to condensed consolidated financial statements.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Successor		Predecessor
	Nine Months Ended September 30, 2005	August 6, 2004 through September 30, 2004	January 1, 2004 through August 5, 2004
Net sales	$272,636	$57,377	$203,100
Cost of goods sold	217,482	43,906	162,665

Gross profit	55,154	13,471	40,435

Selling, general and administrative expenses	26,876	5,073	19,199
Amortization of intangible assets	3,324	678	385
Transactions related costs	—	—	22,702
Management fees	563	114	656

Operating income (loss)	24,391	7,606	(2,507)

Other expenses:
Interest, net	(21,985)	(3,463)	(5,118)

Income (loss) before income tax expense (benefit) and minority interest	2,406	4,143	(7,625)

Income tax expense (benefit)	934	1,858	(2,105)

Income (loss) before minority interest	1,472	2,285	(5,520)

Minority interest in (income) loss of consolidated subsidiary	(99)	21	41

Net income (loss)	$1,373	$2,306	$(5,479)

See notes to condensed consolidated financial statements.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Successor		Predecessor
	Nine Months Ended September 30, 2005	August 6, 2004 through September 30, 2004	January 1, 2004 through August 5, 2004
Cash flows from operating activities:
Net income (loss)	$1,373	$2,306	$(5,479)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	18,527	3,378	11,970
Amortization of debt discount and deferred financing fees	7,044	308	434
Deferred income tax (benefit) expense	(3,402)	1,790	(4,425)
Income (loss) applicable to minority interest	99	(21)	(41)
(Gain) loss on disposal of property, plant and equipment	(7)	73	187
Changes in operating assets and liabilities	(25,066)	(35,708)	17,417

Net cash (used in) provided by operating activities	(1,432)	(27,874)	20,063

Cash flows from investing activities:
Capital expenditures	(7,712)	(2,163)	(6,361)
Proceeds from disposal of property, plant and equipment	32	—	5
Transaction related costs	(12)	(225,492)	—

Net cash used in investing activities	(7,692)	(227,655)	(6,356)

Cash flows from financing activities:
Contribution to capital	—	105,000	—
Payments of financing fees	(167)	(15,946)	—
Proceeds from long-term debt	12	225,000	—
Payments on foreign term loan	(168)	—	(173)
Net proceeds on revolving credit facilities	—	2,750	—
Net proceeds (payments) on foreign overdraft facilities	245	(487)	476
Principal payments on long-term debt	(488)	(88,321)	(2,679)
Payments of capital lease obligations	(239)	(17)	(127)
Purchase of treasury stock	(28)	—	—

Net cash (used in) provided by financing activities	(833)	227,979	(2,503)

Cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents	(9,957)	(27,550)	11,204
Effect of exchange rate changes on cash	(350)	(98)	35
Cash and cash equivalents at beginning of period	18,721	29,216	17,977

Cash and cash equivalents at end of period	$8,414	$1,568	$29,216

See notes to condensed consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)

	Successor
	September 30, 2005	December 31, 2004
ASSETS

Current assets:
Cash and cash equivalents	$8,414	$18,376
Accounts receivable, net of allowance for uncollectible accounts of $656 at September 30, 2005 and $577 at December 31, 2004	53,222	44,352
Inventories, net	45,366	41,877
Prepaid expenses and other current assets	3,674	3,253
Deferred income taxes	7,131	8,529

Total current assets	117,807	116,387

Property, plant and equipment, net	124,437	133,513
Goodwill	146,439	146,427
Intangible and other assets, net	103,327	108,129
Due from Stanadyne Holdings, Inc.	191	—

Total assets	$492,201	$504,456

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Accounts payable	$25,401	$24,855
Accrued liabilities	28,917	45,383
Current maturities of long-term debt	3,642	3,624
Current installments of capital lease obligations	303	331

Total current liabilities	58,263	74,193

Long-term debt, excluding current maturities	224,439	225,068
Deferred income taxes	46,404	48,007
Capital lease obligations, excluding current installments	265	530
Other noncurrent liabilities	47,462	45,468

Total liabilities	376,833	393,266

Minority interest in consolidated subsidiary	301	201
Commitments and contingencies	—	—

Stockholder’s equity:
Common stock	—	—
Additional paid-in capital	105,000	105,000
Other accumulated comprehensive income	425	1,410
Retained earnings	9,642	4,579

Total stockholder’s equity	115,067	110,989

Total liabilities and stockholder’s equity	$492,201	$504,456

See notes to condensed consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Successor		Predecessor
	Three Months Ended September 30, 2005	August 6, 2004 through September 30, 2004	July 1, 2004 through August 5, 2004
Net sales	$88,669	$57,377	$29,076
Cost of goods sold	73,224	43,906	26,439

Gross profit	15,445	13,471	2,637

Selling, general and administrative expenses	8,698	5,073	2,919
Amortization of intangible assets	1,108	678	63
Transactions related costs	—	—	22,702
Management fees	188	114	106

Operating income (loss)	5,451	7,606	(23,153)

Other expenses:
Interest, net	(5,547)	(3,463)	(842)

(Loss) income before income tax expense (benefit) and minority interest	(96)	4,143	(23,995)

Income tax expense (benefit)	96	1,858	(7,366)

(Loss) income before minority interest	(192)	2,285	(16,629)

Minority interest in (income) loss of consolidated subsidiary	(1)	21	7

Net (loss) income	$(193)	$2,306	$(16,622)

See notes to condensed consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Successor		Predecessor
	Nine Months Ended September 30, 2005	August 6, 2004 through September 30, 2004	January 1, 2004 through August 5, 2004
Net sales	$272,636	$57,377	$203,100
Cost of goods sold	217,482	43,906	162,665

Gross profit	55,154	13,471	40,435

Selling, general and administrative expenses	26,831	5,073	19,199
Amortization of intangible assets	3,324	678	385
Transactions related costs	—	—	22,702
Management fees	563	114	656

Operating income (loss)	24,436	7,606	(2,507)

Other expenses:
Interest, net	(16,464)	(3,463)	(5,118)

Income (loss) before income tax expense (benefit) and minority interest	7,972	4,143	(7,625)

Income tax expense (benefit)	2,810	1,858	(2,105)

Income (loss) before minority interest	5,162	2,285	(5,520)

Minority interest in (income) loss of consolidated subsidiary	(99)	21	41

Net income (loss)	$5,063	$2,306	$(5,479)

See notes to condensed consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Successor		Predecessor
	Nine Months Ended September 30, 2005	August 6, 2004 through September 30, 2004	January 1, 2004 through August 5, 2004
Cash flows from operating activities:
Net income (loss)	$5,063	$2,306	$(5,479)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	18,527	3,378	11,970
Amortization of deferred financing fees	1,523	308	434
Deferred income tax (benefit) expense	(1,527)	1,790	(4,425)
Income (loss) applicable to minority interest	99	(21)	(41)
(Gain) loss on disposal of property, plant and equipment	(7)	73	187
Changes in operating assets and liabilities	(24,878)	(35,708)	17,417

Net cash (used in) provided by operating activities	(1,200)	(27,874)	20,063

Cash flows from investing activities:
Capital expenditures	(7,712)	(2,163)	(6,361)
Proceeds from disposal of property, plant and equipment	32	—	5
Transaction related costs	(12)	(225,492)	—

Net cash used in investing activities	(7,692)	(227,655)	(6,356)

Cash flows from financing activities:
Contribution to capital	—	105,000	—
Payments of financing fees	(82)	(15,946)	—
Proceeds from long-term debt	12	225,000	—
Payments on foreign term loan	(168)	—	(173)
Net proceeds on revolving credit facilities	—	2,750	—
Net proceeds (payments) on foreign overdraft facilities	245	(487)	476
Principal payments on long-term debt	(488)	(88,321)	(2,679)
Payments of capital lease obligations	(239)	(17)	(127)

Net cash (used in) provided by financing activities	(720)	227,979	(2,503)

Cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents	(9,612)	(27,550)	11,204
Effect of exchange rate changes on cash	(350)	(98)	35
Cash and cash equivalents at beginning of period	18,376	29,216	17,977

Cash and cash equivalents at end of period	$8,414	$1,568	$29,216

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

Transactions. On August 6, 2004, KSTA Acquisition, LLC (“KSTA”), a Delaware limited liability company, acquired all of the outstanding capital stock of SAHC from American Industrial Partners Capital Fund II, L.P. (“AIP”), on the terms and conditions specified in the stock purchase agreement entered into on June 23, 2004. Subsequent to such purchase of stock, KSTA distributed the stock of SAHC to its parent, Holdings, and then immediately merged with and into Stanadyne, with Stanadyne continuing as the surviving corporation. As a result of such merger, Stanadyne assumed by operation of law all of the rights and obligations of KSTA. Holdings was formed at the direction of an investor group led by Kohlberg Management IV, L.L.C., which now owns a majority of the outstanding common stock of Holdings. These transactions were financed by a cash equity investment in Holdings by an investor group led by Kohlberg Management IV, L.L.C., borrowings under Stanadyne’s new senior secured credit facility, and the issuance of notes. The merger and the related transactions, including the issuance of certain notes, the entering into of Stanadyne’s new senior secured credit facility, the repayment of certain existing indebtedness, including the tender for and the subsequent redemption of Stanadyne’s senior subordinated unsecured notes, and the payment of related fees and expenses, are collectively referred to as the “Transactions.”

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

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Holdings and Subsidiaries and Stanadyne and Subsidiaries for the three months ended September 30, 2005 and as of and for the nine months ended September 30, 2005, as of December 31, 2004 and for the period from August 6, 2004 through September 30, 2004 are presented as the “Successor,” and the unaudited condensed consolidated financial statements for the periods from July 1, 2004 through August 5, 2004 and January 1, 2004 through August 5, 2004 are presented as the “Predecessor.” The Predecessor periods represent operations prior to the August 6, 2004 Transactions (See Note 2). These notes to condensed consolidated financial statements apply both to Holdings and Stanadyne unless otherwise noted.

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

Stock Options. The Company follows the intrinsic method of accounting for its stock-based compensation under the guidelines set forth in Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees.” Intrinsic value is the excess of the market value of the common stock over the exercise price at the date of grant. During the third quarter of 2005, certain members of management of Stanadyne were awarded options to purchase 680,000 shares of Holdings common stock. These options were awarded at an exercise price of $0.67 each, which approximated the fair value at the date of the grant, and are subject to the terms and vesting schedule as defined by the Stanadyne Holdings, Inc. 2004 Equity Incentive Plan. Accordingly, no compensation expense was recorded for the grant of those options.

In connection with the Transactions, SAHC amended the terms of the Stock Plan to provide for vesting of all unvested options as of August 5, 2004 and purchased all of the outstanding stock options, requiring a charge to earnings in the third quarter of 2004 of approximately $14.3 million reflected in Transactions related costs in the consolidated statement of operation for the 2004 period presented of the Predecessor.

Pro forma information regarding net income is presented below as if the Company had accounted for its employee stock options under the fair value method using Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation”:

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

	Holdings
	Successor	Successor	Successor
	Three Months Ended September 30, 2005	August 6, 2004 through September 30, 2004	Nine Months Ended September 30, 2005
Net (loss) income as reported	$(1,450)	$2,306	$1,373
Stock based compensation using Black-Scholes option valuation model, net of related tax effects	118	147	328

Pro forma net (loss) income	$(1,568)	$2,159	$1,045

	Stanadyne
	Successor	Successor	Successor
	Three Months Ended September 30, 2005	August 6, 2004 through September 30, 2004	Nine Months Ended September 30, 2005
Net (loss) income as reported	$(193)	$2,306	$5,063
Stock based compensation using Black-Scholes option valuation model, net of related tax effects	118	147	328

Pro forma net (loss) income	$(311)	$2,159	$4,735

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

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154 (“SFAS 154”) “Accounting Changes and Error Corrections.” SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that this statement will have a material impact on the Company’s consolidated financial statements.

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

The Transactions were financed as follows:

•	a cash common equity investment of $105.0 million in Holdings by an investor group led by funds managed by Kohlberg Management IV, L.L.C. and certain members of management of Stanadyne;

•	KSTA Acquisition, LLC and Stanadyne issued new senior subordinated notes to various qualified institutional buyers for $160.0 million (see Note 5);

•	KSTA Acquisition, LLC and Stanadyne borrowed $65.0 million under a new six year term loan senior secured credit facility (see Note 5).

(3) Inventories

Components of inventories are as follows:

	As of September 30, 2005	As of December 31, 2004
Raw materials and purchased parts	$18,423	$14,523
Work-in-process	18,937	18,145
Finished goods	8,006	9,209

	$45,366	$41,877

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(4) Goodwill, Intangible and Other Assets

Goodwill for the Company was $146.4 million at September 30, 2005 and December 31, 2004.

Major components of intangible and other assets at September 30, 2005 and December 31, 2004 are listed below:

	As of September 30, 2005		As of December 31, 2004
Holdings:	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks / trade names	$51,100	$—	$51,100	$—
Technology / patents	24,300	2,946	24,300	1,030
Customer contracts	18,600	2,145	18,600	750
Debt issuance costs	18,446	2,517	18,279	820
Other	681	19	718	6

	$113,127	$7,627	$112,997	$2,606

	As of September 30, 2005		As of December 31, 2004
Stanadyne:	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks / trade names	$51,100	$—	$51,100	$—
Technology / patents	24,300	2,946	24,300	1,030
Customer contracts	18,600	2,145	18,600	750
Debt issuance costs	16,092	2,336	16,010	813
Other	681	19	718	6

	$110,773	$7,446	$110,728	$2,599

Amortization expense of intangible assets for the Company was $1,108 and $3,324 for the three months and nine months ended September 30, 2005. Amortization expense of intangible assets was $678 for the period from August 6, 2004 to September 30, 2004, $385 for the period from January 1, 2004 to August 5, 2004 and $61 for the period from July 1, 2004 to August 5, 2004. Estimated annual amortization expense of the Company’s intangible assets is expected to be $4,432 in 2005, $4,432 in 2006, $4,096 in 2007, $3,599 in 2008 and $3,583 in 2009.

Amortization of debt discount and deferred financing fees is included as interest expense in the accompanying condensed consolidated statements of operations for Holdings of $2,396, $7,044, $308, $434 and $71 for the three months ended September 30, 2005, nine months ended September 30, 2005, the period from August 6, 2004 to September 30, 2004, the period from January 1, 2004 to August 5, 2004 and the period from July 1, 2004 to August 5, 2004, respectively. Amortization of deferred financing fees is included as interest expense in the accompanying condensed consolidated statements of operations for Stanadyne of $506, $1,523, $308, $434 and $71 for the three months ended September 30, 2005, nine months ended September 30, 2005, the period from August 6, 2004 to September 30, 2004, the period from January 1, 2004 to August 5, 2004 and the period from July 1, 2004 to August 5, 2004, respectively.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(5) Long-term Debt

Long-term debt consisted of:

	Holdings		Stanadyne
	September 30, 2005	December 31, 2004	September 30, 2005	December 31, 2004
Revolving credit lines	$—	$—	$—	$—
Term Loan	64,350	64,837	64,350	64,837
Stanadyne Senior Subordinated Notes	160,000	160,000	160,000	160,000
Holdings Senior Discount Notes, net of unamortized discount	63,703	58,357	—	—
Stanadyne Amalgamations Private Limited debt	1,170	1,298	1,170	1,298
Stanadyne, SpA debt	2,561	2,557	2,561	2,557

Long-term debt	291,784	287,049	228,081	228,692
Less current maturities of long-term debt	3,642	3,624	3,642	3,624

Long-term debt, excluding current maturities	$288,142	$283,425	$224,439	$225,068

On August 6, 2004 as a result of the Transactions, Stanadyne refinanced its existing U.S. senior bank facility, which resulted in a new term loan (the “Term Loan”) and a new revolving credit line (the “Revolving Credit Line”). In addition, Stanadyne issued new senior subordinated notes (the “Notes”) totaling $160.0 million.

The Term Loan interest rates on September 30, 2005 ranged from 7.22% to 9.0% per annum. At September 30, 2005 and December 31, 2004, there were no borrowings against the Revolving Credit Line, leaving $27.7 million available for borrowings. The Revolving Credit Line and Term Loan (the “Senior Bank Facility”) are obligations of Stanadyne Corporation (the “Borrower”) and are guaranteed by SAHC and each domestic subsidiary of Stanadyne (the “Guarantors”). The Senior Bank Facility is secured by substantially all of the assets of the Borrower and by a pledge of substantially all the issued and outstanding capital stock of the Guarantors and 65% of the capital stock of SpA, PEPL and SAPL. In addition, the Senior Bank Facility is subject to financial and other covenants, including limits on indebtedness, liens and capital expenditures, and restrictions on dividends or other distributions to stockholders. The Senior Bank Facility is not guaranteed by Holdings.

The Notes bear interest at 10% per annum, payable semi-annually and will mature on August 15, 2014. Payment of the Notes is an obligation of Stanadyne and is guaranteed by PEPC. Additionally, the Notes are subject to covenants including limitations on indebtedness, liens, and dividends or other distributions to stockholders. The Notes are not guaranteed by Holdings.

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

(6) Pensions and Other Postretirement Health Care and Life Insurance

Pensions

The Company has a noncontributory defined benefit pension plan for eligible domestic employees and also has two nonqualified plans, which are designed to supplement the benefits payable to designated employees. The components of the net periodic benefit costs for the periods shown were as follows:

	Successor	Predecessor	Successor	Successor	Predecessor
	Three Months Ended September 30, 2005	July 1, 2004 through August 5, 2004	August 6, 2004 through September 30, 2004	Nine Months Ended September 30, 2005	January 1, 2004 through August 5, 2004
Service cost	$872	$301	$476	$2,617	$1,854
Interest cost	1,291	470	744	3,875	2,898
Expected return on plan assets	(1,229)	(403)	(623)	(3,687)	(2,486)
Amortization of prior service costs	(16)	17	—	(48)	103
Recognized net actuarial loss	2	5	—	6	33

Net periodic pension cost	$920	$390	$597	$2,763	$2,402

The pension assets and liabilities were re-measured as of the closing date of the Transactions, resulting in an accrued liability equal to the funded status of the plans. As a result, $11.9 million of unrecognized actuarial losses existing prior to the Transactions were eliminated.

It is the policy of the Company to fund the pension plan in an amount at least equal to the minimum required contribution as determined by the plan’s actuaries, but not in excess of the maximum tax-deductible amount under Section 404 of the Internal Revenue Code. The Company may make discretionary contributions of any amount within this range based on financial circumstances and strategic considerations, which typically vary from year to year. The Company made a $0.5 million contribution in the second quarter of 2005 and contributions of $11.0 million in the third quarter of 2005 to its defined benefit pension plan. The Company is not required to make any additional contributions in 2005.

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

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

Postretirement Health Care and Life Insurance

The Company’s domestic subsidiaries currently make available certain health care and life insurance benefits for eligible retired employees. The components of the net periodic benefit costs (income) for the periods shown were as follows:

	Successor	Predecessor	Successor	Successor	Predecessor
	Three Months Ended September 30, 2005	July 1, 2004 through August 5, 2004	August 6, 2004 through September 30, 2004	Nine Months Ended September 30, 2005	January 1, 2004 through August 5, 2004
Service cost	$58	$23	$36	$174	$142
Interest cost	150	64	102	451	396
Amortization of prior service costs	—	(258)	—	—	(1,590)

Net periodic postretirement benefits cost (income)	$208	$(171)	$138	$625	$(1,052)

The postretirement benefit liabilities were re-measured as of the closing date of the Transactions, resulting in an accrued postretirement benefit liability equal to the benefit obligation of the plan. As a result, $9.9 million of unrecognized actuarial gains existing prior to the Transactions were eliminated.

The Company has elected to defer recognition of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Act”) as permitted under FASB Staff Position FAS 106-2. The Company has already taken steps to limit its costs for postretirement health care benefits; any reductions in postretirement benefit costs resulting from the Act are not expected to be material to the Company.

(7) Income Taxes

Holdings had an effective income tax rate of 38.8% for the nine months ended September 30, 2005 and recorded $0.9 million of tax expense on a pre-tax income of $2.4 million. Holdings tax rate is affected by a limitation on the deductibility of interest on the Discount Notes for U.S. federal income tax purposes. The yield-to-maturity for the interest expense on the Discount Notes exceeds the applicable federal rate by six percentage points, resulting in a reduction in the deductible interest expense (including original issue discount) accrued on the notes to the extent attributable to such excess.

Stanadyne had an effective income tax rate of 35.2% for the nine months ended September 30, 2005, compared to 44.8% for the period August 6, 2004 to September 30, 2004 and 27.6% for the period January 1, 2004 to August 5, 2004. In the first nine months of 2005, Stanadyne recorded $2.8 million of tax expense on a pre-tax income of $8.0 million. For the period August 6, 2004 to September 30, 2004, the Successor recorded $1.9 million of tax expense on a pre-tax income of $4.1 million, and for the period January 1, 2004 to August 5, 2004 the Predecessor recorded $2.1 million of tax benefit on a pre-tax loss of $7.6 million. The Company received U.S. income tax benefits for export sales in all periods. The Company applies the estimated annual tax rate to the quarterly earnings to provide consistent quarterly tax rates based on the estimated effective tax rate for the year. To the extent there are differences between components of planned and actual net income, the estimated annual tax rate for the year could change and, in turn, have an impact on future quarterly tax rates.

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

The changes in the Company’s warranty accrual are provided below:

	Successor	Predecessor	Successor	Successor	Predecessor
	Three Months Ended September 30, 2005	July 1, 2004 through August 5, 2004	August 6, 2004 through September 30, 2004	Nine Months Ended September 30, 2005	January 1, 2004 through August 5, 2004
Warranty liability, beginning of period	$1,966	$1,871	$1,762	$1,973	$1,842
Warranty expense	376	140	151	902	613
Warranty claims paid	(285)	(249)	(179)	(818)	(693)

Warranty liability, end of period	$2,057	$1,762	$1,734	$2,057	$1,762

The Company’s warranty accrual is included as a component of accrued liabilities on the condensed consolidated balance sheets.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(9) Comprehensive Income

Comprehensive income is as follows:

	Holdings
	Successor	Predecessor	Successor	Successor	Predecessor
	Three Months Ended September 30, 2005	July 1, 2004 through August 5, 2004	August 6, 2004 through September 30, 2004	Nine Months Ended September 30, 2005	January 1, 2004 through August 5, 2004
Net (loss) income	$(1,450)	$(16,622)	$2,306	$1,373	$(5,479)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	56	(406)	178	(985)	(26)

Comprehensive (loss) income	$(1,394)	$(17,028)	$2,484	$388	$(5,505)

	Stanadyne
	Successor	Predecessor	Successor	Successor	Predecessor
	Three Months Ended September 30, 2005	July 1, 2004 through August 5, 2004	August 6, 2004 through September 30, 2004	Nine Months Ended September 30, 2005	January 1, 2004 through August 5, 2004
Net (loss) income	$(193)	$(16,622)	$2,306	$5,063	$(5,479)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	56	(406)	178	(985)	(26)

Comprehensive (loss) income	$(137)	$(17,028)	$2,484	$4,078	$(5,505)

(10) Segments

The Company has two reportable segments, Precision Products and Precision Engine. Precision Products manufactures its own proprietary products including pumps for gasoline and diesel engines, injectors and filtration systems for diesel engines, and various non-proprietary products manufactured under contract for other companies. The Company’s proprietary products currently account for the majority of Precision Products’ sales. This segment accounted for approximately 83%, 81%, 83%, 83% and 83% of the Company’s total revenues for the three months ended September 30, 2005, the nine months ended September 30, 2005, the period August 6, 2004 to September 30, 2004, the period July 1, 2004 to August 5, 2004 and the period January 1, 2004 to August 5, 2004, respectively. Precision Engine manufactures roller-rocker arms, hydraulic valve lifters and lash adjusters primarily for gasoline engines. This segment accounted for approximately 17% 19%, 17%, 17% and 17% of the Company’s total revenues for the three months ended September 30, 2005, the nine months ended September 30, 2005, the period August 6, 2004 to September 30, 2004, the period July 1, 2004 to August 5, 2004 and the period January 1, 2004 to August 5, 2004, respectively.

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

The following summarizes key information used by the Company in evaluating the performance of each segment for the three and nine months ended September 30, 2005, the period August 6, 2004 to September 30, 2004, the period July 1, 2004 to August 5, 2004 and the period January 1, 2004 to August 5, 2004. Included in Eliminations and Other for the three and nine months ended September 30, 2005 and for the period August 6, 2004 to September 30, 2004 are the activities of Holdings and SAHC as Successor companies:

	Successor For the Three Months Ended September 30, 2005
Stanadyne Holdings, Inc.	Precision Products	Precision Engine	Eliminations & Other	Totals
Net sales	$73,347	$15,474	$(152)	$88,669
Gross profit (loss)	16,443	(998)	—	15,445
Depreciation and amortization expense	5,319	880	—	6,199
Operating income (loss)	7,936	(2,485)	(8)	5,443
Net income (loss)	1,885	(2,078)	(1,257)	(1,450)

	Successor For the Nine Months Ended September 30, 2005
Stanadyne Holdings, Inc.	Precision Products	Precision Engine	Eliminations & Other	Totals
Net sales	$222,483	$50,742	$(589)	$272,636
Gross profit	54,063	1,091	—	55,154
Depreciation and amortization expense	15,942	2,585	—	18,527
Operating income (loss)	27,155	(2,719)	(45)	24,391
Net income (loss)	7,790	(2,727)	(3,690)	1,373

	Successor For the Period August 6, 2004 through September 30, 2004
Stanadyne Holdings, Inc.	Precision Products	Precision Engine	Eliminations & Other	Totals
Net sales	$47,827	$9,610	$(60)	$57,377
Gross profit (loss)	13,527	(56)	—	13,471
Depreciation and amortization expense	2,867	511	—	3,378
Operating income (loss)	8,237	(631)	—	7,606
Net income (loss)	3,611	(1,305)	—	2,306

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

	Predecessor For the Period July 1, 2004 through August 5, 2004
Stanadyne Corporation	Precision Products	Precision Engine	Eliminations & Other	Totals
Net sales	$24,170	$4,936	$(30)	$29,076
Gross profit (loss)	3,368	(731)	—	2,637
Depreciation and amortization expense	1,748	309	—	2,057
Operating loss	(22,271)	(882)	—	(23,153)
Net (loss) income	(16,680)	58	—	(16,622)

	Predecessor For the Period January 1, 2004 through August 5, 2004
Stanadyne Corporation	Precision Products	Precision Engine	Eliminations & Other	Totals
Net sales	$168,060	$35,168	$(128)	$203,100
Gross profit (loss)	40,949	(514)	—	40,435
Depreciation and amortization expense	10,033	1,937	—	11,970
Operating income (loss)	100	(2,607)	—	(2,507)
Net loss	(3,740)	(1,739)	—	(5,479)

(11) Subsequent Event

The Company began to procure components from a newly established Asian supply base during the fourth quarter of 2005. These components are currently manufactured by Precision Engine’s Windsor, Connecticut location. This location is currently staffed by 63 full time employees and occupies approximately 109,000 square feet in one building on the Windsor campus. The Company will evaluate during the fourth quarter the impact this transition may have on carrying values for Windsor, Connecticut plant, equipment and inventories. Transition to the new supply base during the next two quarters will be complicated by the sustained high levels of demand from Precision Engine’s OEM customers and is expected to require cost premiums for manufacturing and transportation.

(12) Supplemental Consolidating Condensed Financial Statements

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(12) Supplemental Consolidating Condensed Financial Statements (continued)

	Successor Stanadyne Corporation and Subsidiaries Consolidating Condensed Balance Sheet September 30, 2005
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$7,752	$12	$203	$447		$8,414
Accounts receivable, net	39,155	9,430	4,637	—		53,222
Inventories, net	31,912	6,921	7,525	(992	) (a)	45,366
Other current assets	5,392	3,177	2,236	—		10,805

Total current assets	84,211	19,540	14,601	(545)		117,807
Property, plant and equipment, net	83,106	18,504	22,827	—		124,437
Goodwill (b)	139,065	1,864	5,510	—		146,439
Intangible and other assets, net	99,791	2,962	1,416	(842	) (c)	103,327
Investment in subsidiaries	31,357	1,779	—	(33,136	) (d)	—
Due from Stanadyne Holdings, Inc.	191	—	—	—		191

Total assets	$437,721	$44,649	$44,354	$(34,523)		$492,201

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$39,730	$8,351	$6,178	$59		$54,318
Current maturities of long-term debt and capital lease obligations	650	—	3,295	—		3,945

Total current liabilities	40,380	8,351	9,473	59		58,263
Long-term debt and capital lease obligations	223,700	—	1,004	—		224,704
Other noncurrent liabilities	76,135	8,053	10,570	(892	) (c)	93,866
Minority interest in consolidated subsidiary	—	—	—	301		301
Intercompany accounts	(18,735)	13,885	4,463	387		—
Stockholder’s equity	116,241	14,360	18,844	(34,378	) (d)	115,067

Total liabilities and stockholder’s equity	$437,721	$44,649	$44,354	$(34,523)		$492,201

(a)	Amount represents the elimination of inventory for out of period transfers with foreign subsidiaries.
(b)	The change in goodwill balances between periods is due to the Company finalizing the purchase price allocation as a result of the Transactions.
(c)	Reclassification of deferred tax asset to consolidated net deferred tax liability.
(d)	Elimination of investments in subsidiaries of the Parent and Subsidiary Guarantor.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(12) Supplemental Consolidating Condensed Financial Statements (continued)

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(12) Supplemental Consolidating Condensed Financial Statements (continued)

	Successor Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Operations Three Months Ended September 30, 2005
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$69,436	$14,204	$7,351	$(2,322	) (a)	$88,669
Cost of goods sold	52,958	15,719	6,753	(2,206	) (a)	73,224

Gross profit (loss)	16,478	(1,515)	598	(116)		15,445
Selling, general, administrative and other operating expenses	7,597	1,341	613	443		9,994

Operating income (loss)	8,881	(2,856)	(15)	(559)		5,451
Interest, net	(5,015)	(442)	(90)	—		(5,547)

Income (loss) before income tax expense (benefit) and minority interest	3,866	(3,298)	(105)	(559)		(96)
Income tax expense (benefit)	1,001	(1,007)	118	(16)		96

Income (loss) before minority interest	2,865	(2,291)	(223)	(543)		(192)
Minority interest in income of consolidated subsidiary	—	—	—	(1)		(1)

Net income (loss)	$2,865	$(2,291)	$(223)	$(544)		$(193)

	Successor Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Operations Nine Months Ended September 30, 2005
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$209,188	$47,242	$23,490	$(7,284	) (a)	$272,636
Cost of goods sold	155,471	47,748	21,338	(7,075	) (a)	217,482

Gross profit (loss)	53,717	(506)	2,152	(209)		55,154
Selling, general, administrative and other operating expenses	25,105	3,677	1,228	708		30,718

Operating income (loss)	28,612	(4,183)	924	(917)		24,436
Other expenses:
Interest, net	(15,020)	(1,161)	(283)	—		(16,464)

Income (loss) before income tax expense (benefit) and minority interest	13,592	(5,344)	641	(917)		7,972
Income tax expense (benefit)	4,095	(1,750)	568	(103)		2,810

Income (loss) before minority interest	9,497	(3,594)	73	(814)		5,162
Minority interest in income of consolidated subsidiary	—	—	—	(99)		(99)

Net income (loss)	$9,497	$(3,594)	$73	$(913)		$5,063

(a)	Elimination of intercompany sales and cost of goods sold.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(12) Supplemental Consolidating Condensed Financial Statements (continued)

	Successor Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Operations For the Period August 6, 2004 through September 30, 2004
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$47,241	$9,436	$1,754	$(1,054	) (a)	$57,377
Cost of goods sold	33,588	9,526	1,880	(1,088	) (a)	43,906

Gross profit (loss)	13,653	(90)	(126)	34		13,471
Selling, general, administrative and other operating expenses	5,169	755	(138)	79		5,865

Operating income (loss)	8,484	(845)	12	(45)		7,606
Interest, net	(3,073)	(323)	(29)	(38)		(3,463)

Income (loss) before income tax expense and minority interest	5,411	(1,168)	(17)	(83)		4,143
Income tax expense	1,047	230	607	(26)		1,858

Income (loss) before minority interest	4,364	(1,398)	(624)	(57)		2,285
Minority interest in loss of consolidated subsidiary	—	—	—	21		21

Net income (loss)	$4,364	$(1,398)	$(624)	$(36)		$2,306

	Predecessor Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Operations For the Period January 1, 2004 through August 5, 2004
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$157,692	$33,078	$16,905	$(4,575	) (a)	$203,100
Cost of goods sold	116,785	34,100	16,204	(4,424	) (a)	162,665

Gross profit (loss)	40,907	(1,022)	701	(151)		40,435
Selling, general, administrative and other operating expenses	39,855	1,889	1,261	(63)		42,942

Operating income (loss)	1,052	(2,911)	(560)	(88)		(2,507)
Other expenses:
Interest, net	(4,262)	(210)	(642)	(4)		(5,118)

Loss before income tax benefit and minority interest	(3,210)	(3,121)	(1,202)	(92)		(7,625)
Income tax benefit	(865)	(1,257)	(4)	21		(2,105)

Loss before minority interest	(2,345)	(1,864)	(1,198)	(113)		(5,520)
Minority interest in loss of consolidated subsidiary	—	—	—	41		41

Net loss	$(2,345)	$(1,864)	$(1,198)	$(72)		$(5,479)

(a)	Elimination of intercompany sales and cost of goods sold.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(12) Supplemental Consolidating Condensed Financial Statements (continued)

	Predecessor Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Operations For the Period July 1, 2004 through August 5, 2004
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$21,345	$4,285	$4,772	$(1,326	) (a)	$29,076
Cost of goods sold	18,223	5,196	4,299	(1,279	) (a)	26,439

Gross profit (loss)	3,122	(911)	473	(47)		2,637
Selling, general, administrative and other operating expenses	25,346	282	55	107		25,790

Operating (loss) income	(22,224)	(1,193)	418	(154)		(23,153)
Interest, net	(656)	(50)	(161)	25		(842)

(Loss) income before income tax (benefit) expense and minority interest	(22,880)	(1,243)	257	(129)		(23,995)
Income tax (benefit) expense	(6,364)	(1,091)	124	(35)		(7,366)

(Loss) income before minority interest	(16,516)	(152)	133	(94)		(16,629)
Minority interest in loss of consolidated subsidiary	—	—	—	7		7

Net (loss) income	$(16,516)	$(152)	$133	$(87)		$(16,622)

(a)	Elimination of intercompany sales and cost of goods sold.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(12) Supplemental Consolidating Condensed Financial Statements (continued)

	Successor Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Cash Flows Nine Months Ended September 30, 2005
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Stanadyne Corporation & Subsidiaries
Cash flows from operating activities:
Net income (loss)	$9,497	$(3,594)	$73	$(913)	$5,063
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	13,359	2,525	2,643	—	18,527
Amortization of deferred financing fees	1,523			—	1,523
Other adjustments	212	(1,761)	120	(105)	(1,534)
Income applicable to minority interest	—	—	—	99	99
Changes in operating assets and liabilities	(27,930)	4,381	(2,246)	917	(24,878)

Net cash (used in) provided by operating activities	(3,339)	1,551	590	(2)	(1,200)

Cash flows from investing activities:
Capital expenditures	(5,390)	(1,620)	(741)	39	(7,712)
Proceeds from disposal of property, plant and equipment	19	13		—	32
Transaction related costs	(12)	—	—	—	(12)

Net cash used in investing activities	(5,383)	(1,607)	(741)	39	(7,692)

Cash flows from financing activities:
Payment of financing fees	(82)	—	—	—	(82)
Net payments on debt	(488)	—	(150)	—	(638)

Net cash used in financing activities	(570)	—	(150)	—	(720)

Net decrease in cash and cash equivalents	(9,292)	(56)	(301)	37	(9,612)
Effect of exchange rate changes on cash	(25)	—	59	(384)	(350)
Cash and cash equivalents at beginning of period	17,069	68	445	794	18,376

Cash and cash equivalents at end of period	$7,752	$12	$203	$447	$8,414

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(12) Supplemental Consolidating Condensed Financial Statements (continued)

	Successor Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Cash Flows For the Period August 6, 2004 through September 30, 2004
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Stanadyne Corporation & Subsidiaries
Cash flows from operating activities:
Net income (loss)	$4,364	$(1,398)	$(624)	$(36)	$2,306
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	2,603	510	265	—	3,378
Amortization of deferred financing fees	308	—	—	—	308
Other adjustments	911	801	573	(422)	1,863
Loss applicable to minority interest	—	—	—	(21)	(21)
Changes in operating assets and liabilities	(41,124)	4,428	316	672	(35,708)

Net cash (used in) provided by operating activities	(32,938)	4,341	530	193	(27,874)

Cash flows from investing activities:
Capital expenditures	(1,701)	(450)	(12)	—	(2,163)
Transaction related costs	(225,492)	—	—	—	(225,492)

Net cash used in investing activities	(227,193)	(450)	(12)	—	(227,655)

Cash flows from financing activities:
Contributions to capital	105,000	—	—	—	105,000
Payment of financing fees	(15,946)	—	—	—	(15,946)
Net proceeds from (payments on) debt	143,625	(4,196)	(504)	—	138,925

Net cash provided by (used in) financing activities	232,679	(4,196)	(504)	—	227,979

Net (decrease) increase in cash and cash equivalents	(27,452)	(305)	14	193	(27,550)
Effect of exchange rate changes on cash	5	—	20	(123)	(98)
Cash and cash equivalents at beginning of period	28,270	322	624	—	29,216

Cash and cash equivalents at end of period	$823	$17	$658	$70	$1,568

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(12) Supplemental Consolidating Condensed Financial Statements (concluded)

	Predecessor Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Cash Flows For the Period January 1, 2004 through August 5, 2004
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Cash flows from operating activities:
Net loss	$(2,345)	$(1,864)	$(1,198)	$(72)		$(5,479)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,762	1,921	1,287	—		11,970
Amortization of deferred financing fees	387	47	—	—		434
Other adjustments	(2,397)	(1,242)	(620)	21		(4,238)
Loss applicable to minority interest	—	—	—	(41)		(41)
Changes in operating assets and liabilities	16,393	2,376	(1,324)	(28)		17,417

Net cash provided by (used in) operating activities	20,800	1,238	(1,855)	(120)		20,063

Cash flows from investing activities:
Capital expenditures	(5,728)	(431)	(202)	—		(6,361)
Proceeds from disposal of property, plant and equipment	—	—	5	—		5
Investment in subsidiaries	(2,135)	—	—	2,135	(a)	—

Net cash used in investing activities	(7,863)	(431)	(197)	2,135		(6,356)

Cash flows from financing activities:
Net (payments on) proceeds from debt	(2,175)	(504)	176	—		(2,503)
Net change in equity	—	—	2,135	(2,135	)(a)	—

Net cash (used in) provided by financing activities	(2,175)	(504)	2,311	(2,135)		(2,503)

Net increase in cash and cash equivalents	10,762	303	259	(120)		11,204
Effect of exchange rate changes on cash	(6)	—	(23)	64		35
Cash and cash equivalents at beginning of period	17,514	19	388	56		17,977

Cash and cash equivalents at end of period	$28,270	$322	$624	$—		$29,216

(a)	Elimination of additional investment in SpA by the Parent.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Change in Control:

On August 6, 2004, KSTA Acquisition, LLC (“KSTA”), a Delaware limited liability company, acquired all of the outstanding capital stock of SAHC from American Industrial Partners Capital Fund II, L.P. (“AIP”), on the terms and conditions specified in the stock purchase agreement entered into on June 23, 2004. Subsequent to such purchase of stock, KSTA distributed the stock of SAHC to its parent, Holdings, and then immediately merged with and into Stanadyne, with Stanadyne continuing as the surviving corporation. As a result of such merger, Stanadyne assumed by operation of law all of the rights and obligations of KSTA. Holdings was formed at the direction of an investor group led by Kohlberg Management IV, L.L.C., which now owns a majority of the outstanding common stock of Holdings. These transactions were financed by a cash equity investment in Holdings by an investor group led by Kohlberg Management IV, L.L.C., borrowings under Stanadyne’s new senior secured credit facility, and the issuance of notes. The merger and the related transactions, including the issuance of certain notes, the entering into of Stanadyne’s new senior secured credit facility, the repayment of certain existing indebtedness, including the tender for and the subsequent redemption of Stanadyne’s senior subordinated unsecured notes, and the payment of related fees and expenses, are collectively referred to as the “Transactions.”

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

In general, sales of products manufactured in both of our operating segments continued to increase from the record setting levels reported last year. Higher demand from the original equipment manufacturers (“OEM’s”) is being fueled by the strength in our end markets for off-highway equipment used in agricultural, industrial and construction activities as well as the select on-highway applications we produce. The Company has not yet identified any increase of significance in demand that might be expected due to reconstruction efforts following natural disasters such as those experienced this year in the southern U.S.

Our net sales totaled $272.6 million in the first nine months of 2005, representing a 4.7% increase from the same period a year ago. Increased demand from both the on- and off-highway markets contributed to the year-over-year increase. Sales to off-highway markets represented 62.9% of our total sales in the first nine months of 2005 versus 64.0% for the first nine months of 2004. Sales to the on-highway markets accounted for 37.1% of total first nine months sales as compared to 36.0% in the first nine months of 2004. The changes noted related primarily to the increases in 2005 on-highway sales for valve train products sold to DaimlerChrysler Corp. (“DCX”) and for diesel fuel pumps sold to General Engine Products, Inc. (“GEP”).

Our sales in the first nine months of 2005 to OEMs increased by $19.8 million or 13.5%, while sales to the service markets decreased by $7.8 million or 6.8% when compared to the same period last year. OEM sales increases in the first nine months of 2005 included $5.6 million for valve train components to DCX and Tritec Motors Ltda (“Tritec”), and $11.9 million of diesel fuel injection equipment for the customer group of Deere and Company (“Deere”), Caterpillar, Inc. (“CAT”) and GEP. The decline in sales to the service markets in the first nine months of 2005 included reductions in shipments of fuel injection equipment to General Motors Corporation (“GM”) of $5.0 million and the U.S. military of $4.1 million.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Sales in the first nine months of this year were higher in both of our operating segments when compared to the same period last year. Sales in our Precision Products segment increased by $6.6 million overall, with higher OEM demand partially offset by a $9.3 million decline in sales to the higher margin service markets. Sales in our Precision Engine segment increased by $6.0 million or 13.3% of net sales for the nine months ended September 30, 2005 when compared to the same period in 2004. Sales to DCX accounted for $3.6 million of the increase in sales, driven by higher demand for valve train components installed in the popular Pacifica, 300 and Magnum vehicles.

Operating performance by segment for the first nine months of 2005 was mixed, with lower operating income recorded in Precision Products and higher operating income recorded in Precision Engine.

Operational highlights in our Precision Products segment year-to-date included:

Launch of an organized Lean/Six Sigma (“LSS”) program targeted to reduce waste and improve quality. Many of our employees have been trained in the LSS concepts and techniques and the quality organization in this segment was reorganized to better promote this very important program.

Precision Products worked to finalize the production launch of a new gasoline injection pump for sale in the fourth quarter of 2005. Although the initial forecasted demand is very low over the next two years, this product launch represents a new market opportunity for Stanadyne in a technology that is expected to grow dramatically in the years to come.

Precision Products completed the full ramp up for production of the new Integrated Fuel System (“IFS”) product sold to Deere. Sales of IFS through the first nine months of 2005 totaled $6.3 million. Several challenges involving product and process design were encountered during this ramp up involving premium production and transportation costs.

Operational performance in our Precision Engine segment through the first nine months of 2005 reflected significantly higher OEM demand, resulting in higher gross profit when compared to the same period last year. Despite the additional sales volumes, this segment continues to generate operating losses in 2005, further aggravated by a scheduled price reduction on certain DCX products effective with the third quarter of 2005. Segment management has aggressively pursued LSS projects and investigated lower cost global sourcing opportunities for many of Precision Engines’ manufactured components. The Company began to procure components from a newly established Asian supply base during the fourth quarter of 2005. These components are currently manufactured by Precision Engine’s Windsor, Connecticut location. This location is currently staffed by 63 full time employees and occupies approximately 109,000 square feet in one building on the Windsor campus. The Company will evaluate during the fourth quarter the impact this transition may have on carrying values for Windsor, Connecticut plant, equipment and inventories. Transition to the new supply base during the next two quarters will be complicated by the sustained high levels of demand from Precision Engine’s OEM customers and is expected to require cost premiums for manufacturing and transportation.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Basis of Presentation

The following table displays unaudited information for the periods shown. The three month and nine month periods ended September 30, 2005 include the results of Holdings and Stanadyne as Successor and the combined period August 6, 2004 to September 30 as Successor and the period July 1, 2004 to August 5, 2004 and the period January 1, 2004 to August 5, 2004 as the Predecessor. Amounts are presented in thousands of dollars and as a percentage of net sales. Historical results and percentage relationships are not necessarily indicative of the results that may be expected for any future period.

	Holdings		Stanadyne
	Three Months Ended September 30, 2005		Three Months Ended September 30,
			2005		2004
	$	%	$	%	$	%
Net sales	88,669	100.0	88,669	100.0	86,453	100.0
Cost of goods sold	73,224	82.6	73,224	82.6	70,345	81.4
Gross profit	15,445	17.4	15,445	17.4	16,108	18.6
SG&A	8,706	9.8	8,698	9.8	7,992	9.2
Amortization of intangibles	1,108	1.2	1,108	1.2	741	0.9
Transaction related costs	—	—	—	—	22,702	26.3
Management fees	188	0.2	188	0.2	220	0.3
Operating income (loss)	5,443	6.1	5,451	6.1	(15,547)	(18.0)
Net loss	(1,450)	(1.6)	(193)	(0.2)	(14,316)	(16.6)

	Holdings		Stanadyne
	Nine Months Ended September 30, 2005		Nine Months Ended September 30,
			2005		2004
	$	%	$	%	$	%
Net sales	272,636	100.0	272,636	100.0	260,477	100.0
Cost of goods sold	217,482	79.8	217,482	79.8	206,571	79.3
Gross profit	55,154	20.2	55,154	20.2	53,906	20.7
SG&A	26,876	9.9	26,831	9.8	24,272	9.3
Amortization of intangibles	3,324	1.2	3,324	1.2	1,063	0.4
Transaction related costs	—	—	—	—	22,702	8.7
Management fees	563	0.2	563	0.2	770	0.3
Operating income	24,391	8.9	24,436	9.0	5,099	2.0
Net income (loss)	1,373	0.5	5,063	1.9	(3,173)	(1.2)

There is no unaudited information for Holdings in 2004, since Holdings unaudited information above is identical to Stanadyne for the period from August 6, 2004 through September 30, 2004.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Comparison of Results of Operations:

The Three Months Ended September 30, 2005 for Holdings and Stanadyne as Successor

Compared to

The Period August 6, 2004 through September 30, 2004 for the Successor and the Period July 1, 2004 through August 5, 2004 for the Predecessor

Net Sales. Net sales for the third quarter of 2005 totaled $88.7 million compared to $86.5 million in the third quarter of 2004, representing an increase of $2.2 million or 2.6%. Fueled by higher sales to OEM customers, both of our operating segments contributed to this overall increase.

Precision Products sales totaled $73.3 million in the third quarter of 2005, reflecting an increase of $1.4 million or 1.9% from the third quarter 2004 result of $72.0 million. Shipments to OEM’s in the third quarter of 2005 increased by 10.7% or $3.8 million and shipments to the service markets decreased by 6.5% or $2.4 million when compared to the third quarter of 2004. OEM demand for our fuel injection products in the third quarter of 2005 resulted in $3.9 million higher sales to GEP, Cummins, Inc. and CAT offset by a reduction in sales to Deere of $1.4 million. Lower third quarter 2005 sales to the service markets included reductions of $0.5 million to the U.S. military for diesel fuel pumps for HUMMV’s and $1.2 million to central distributors for parts sales, mitigated by an increase of $0.9 million higher electronic pump sales to GM.

Sales by major product line in the third quarter of 2005 when compared to the same period a year ago reflect the same pattern of higher shipments to our OEM customers and lower shipments to the service markets.

Precision Engine sales of valve train products totaled $15.5 million in the third quarter of 2005 and were $0.9 million or 6.4% more than the same period in 2004. Sales to OEM customers totaled $1.4 million more in the third quarter of 2005 versus the third quarter of 2004, while sales to the service markets decreased by $0.5 million or 17.9%. Higher demand from DCX for valve train components for both the 3.5 and 2.0 liter engines resulted in a $1.1 million increase in sales. As expected, DCX concluded original equipment (“OE”) production of the 2.0 liter engine in the third quarter of 2005. Consequently, Precision Engine has no further OEM requirements from DCX for this 2.0 liter rocker arm. Third quarter sales of 1.6 liter engine valve train components to Tritec in Brazil totaled $0.3 million more than the same period a year ago. Aftermarket demand for our hardenable iron tappets continued to decline in the third quarter, resulting in a year-over-year decrease of $0.5 million.

Gross Profit. Our gross profit totaled $15.4 million and 17.4% of net sales in the third quarter of 2005, versus $16.1 million and 18.6% of net sales for the same period in 2004. Gross profit as a percentage of sales in the third quarter of 2005 decreased in both segments from the same period a year earlier.

Precision Products recorded gross profit of $16.4 million or 22.4% of net sales in the third quarter of 2005, compared to $16.9 million or 23.5% of net sales recorded for the same period in 2004. The reduction in gross profit is primarily attributable to the unfavorable overhead absorption associated with aggressive inventory reductions in the third quarter of 2005. Inventory in this segment increased in the second quarter of the year to support higher customer demand and as a result of a schedule conflict for

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

the delivery of service pumps to one of our major customers. With this conflict resolved, segment management has reduced inventory levels by $3.9 million in the third quarter of 2005. Inventories increased the third quarter of 2004.

Material surcharges in this segment have been addressed through a combination of cost reduction activities and price increases, resulting in no significant impact on gross margin comparison to the prior year.

Precision Engine generated a gross loss of $1.0 million or (6.4)% of net sales in the third quarter of 2005, compared to a gross loss $0.8 million or (5.4)% of net sales reported for the same period of 2004. Profitability in this segment was significantly impacted in the third quarter of 2005 by manufacturing cost premiums associated with increased demand from DCX for valve train components. This added demand, related to the continued success of DCX’s 3.5 liter engine powered passenger cars, challenged our capacity and ability to meet delivery dates, requiring significant efforts and costs for overtime, machine maintenance and expediting delivery from our supply base. The third quarter 2005 gross profit margins also reflected a scheduled 5.0% price reduction on VTAA sold to DCX.

Selling, General and Administrative Expenses (“SG&A”) in the third quarter of 2005 totaled $8.7 million and 9.8% of net sales as compared to the $8.0 million and 9.2% of net sales reported for the same period of 2004. Approximately $0.2 million of this increase was due to higher post-retirement health care costs in both segments as a result of the elimination through purchase accounting of unamortized actuarial gains recorded as income prior to the Transactions in 2004. The SG&A costs in the Precision Engine segment reflected an increase of $0.8 million in the third quarter of 2005 from the third quarter of 2004 due primarily to $0.4 million of expedited freight charges for shipments to DCX and $0.2 million due to lower foreign exchange gains in the third quarter of 2005 compared to the same period in 2004.

Amortization of Intangible Assets. Amortization of intangible assets increased to $1.1 million in the third quarter of 2005 from $0.7 million in the third quarter of 2004. This increase reflected the additional amortization resulting from the intangible assets we acquired through the change in control in 2004, including patents, tradenames/marks and customer contracts.

Transaction Related Costs. The Predecessor company incurred approximately $22.7 million of costs related to the Transactions in the third quarter of 2004. This amount included $16.3 million paid to certain members of management in connection with the settlement of outstanding stock options issued under the former management stock option plan and other compensation related to the change of control, and $6.4 million for professional services and other fees incurred in support of the Transactions.

Operating Income (Loss). Our operating income for the third quarter of 2005 totaled $5.4 million or 6.1% of net sales versus an operating loss of $15.6 million or (18.0)% for the same period in 2004. The change in operating income from year to year was driven primarily by the $22.7 million of transaction costs, which if excluded, would reflect an operating income result of $7.2 million and 8.3% of sales in the third quarter of 2004. Excluding transaction costs, the third quarter comparison reflects reductions in operating profits in both segments. Lower gross profits in both segments of our business combined with higher SG&A and amortization expense resulted in $1.7 million less operating income in the third quarter of 2005 when compared to the same period last year after excluding costs of the Transactions.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Net Loss. Net loss for Stanadyne in the third quarter of 2005 totaled $0.2 million or (0.2)% of net sales versus a net loss of $14.3 million or (16.6)% of net sales reported for the same period in 2004. This increase reflected the combined results of $21.0 million of added operating income, partially offset by $1.2 million in higher interest expense on increased debt and higher interest rates in 2005, and lesser income tax benefits of $5.5 million.

Net loss for Holdings in the third quarter of 2005 totaled $1.5 million and was more than the net loss reported for Stanadyne due to $1.9 million of additional interest expense on the Discount Notes, partially offset by $0.6 million of income tax benefits.

The income tax benefits recorded in the third quarter of 2005 and 2004 were a result of recording income tax expense (benefit) for the nine month periods based on estimated annual effective tax rates for each of the periods presented.

The Nine Months Ended September 30, 2005 for Holdings and Stanadyne as Successor

Compared to

The Period August 6, 2004 through September 30, 2004 for the Successor and the Period January 1, 2004 through August 5, 2004 for the Predecessor

Net Sales. Net sales for the first nine months of 2005 totaled $272.6 million compared to $260.5 million in the first nine months of 2004, representing an increase of $12.2 million or 4.7%, with both of our operating segments contributing to this result.

Precision Products sales totaled $222.5 million in the first nine months of 2005, reflecting an increase of $6.6 million or 3.1% more than the $215.9 million reported in the first nine months 2004. All of the increase was driven by $15.9 million of higher shipments of our diesel fuel injection equipment to OEM’s, including GEP, Deere, CAT and Cummins. Much of the CAT sales were derived from one component that they will no longer purchase from us next year. Shipments to the service markets decreased by 8.7% or $9.3 million when compared to the first nine months of 2004. The reduction in service demand was comprised of $4.1 million lower sales to the U.S. military for diesel fuel pumps for HUMMV’s and $5.0 million lower electronic pump sales to GM.

Precision Engine sales of valve train products totaled $50.7 million in the first nine months of 2005 and were $6.0 million or 13.3% more than sales in the first nine months of 2004. Higher shipments to our OEM customers accounted for $5.6 million of the overall increase, with sales to the service markets responsible for the $0.4 million balance. Higher demand from DCX for valve train components for both the 3.5 and 2.0 liter engines resulted in a $3.4 million increase in OEM sales. DCX concluded OE production of the 2.0 liter engine in the third quarter of 2005. Consequently, Precision Engine has no further OEM requirements from DCX for this 2.0 liter rocker arm. Shipments of valve train products used in the 1.6 liter engine produced by Tritec were $1.1 million more in the first nine months of 2005. Following stronger second quarter demand for aftermarket hardenable iron tappets, a disappointing third quarter demand resulted in sales for the first nine months of 2005 only $0.4 million ahead of the same period last year.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Gross Profit. Our gross profit totaled $55.2 million and 20.2% of net sales in the first nine months of 2005, versus $53.9 million and 20.7% of net sales for the same period in 2004. Results by operating segment were mixed.

Precision Products generated gross profit of $54.1 million or 24.3% of net sales in the first nine months of 2005, compared to $54.5 million or 25.2% of net sales recorded for the same period last year. The lower gross profit in 2005 was driven primarily by a combination of lower sales to the higher margin service markets, purchased material surcharges, lower absorption of overhead costs in inventory and $0.9 million higher depreciation expense when compared to the first nine months of 2004.

Material surcharges in this segment through the first nine months of 2005 were $2.1 million more than experienced during the same period last year. The Company has been able to mitigate a significant portion of the material surcharges this year through cost reduction activities and increased selling prices and reduce the impact on our gross margins.

Precision Engine gross profit of $1.1 million or 2.2% of net sales in the first nine months of 2005 compared favorably to the gross loss of $0.6 million or (1.3)% of net sales reported for the first nine months of 2004. The added gross profit generated by higher sales volumes in the first nine months of 2005 was partially offset by $0.1 million of increased material surcharges and other premium manufacturing costs required to support the higher levels of customer demand. The year-to-date gross profit comparison was favorably impacted by a $0.3 million severance charge that was recognized in the first nine months of 2004 that did not recur in 2005.

Selling, General and Administrative Expenses (“SG&A”) in the nine months of 2005 totaled $26.8 million and 9.8% of net sales as compared to the $24.3 million and 9.3% of net sales reported for the same period of 2004. Approximately $1.5 million of this increase was due to higher post-retirement health care costs in both segments as a result of the elimination through purchase accounting of unamortized actuarial gains recorded as income prior to the Transactions in 2004.

Foreign SG&A increased by $0.5 million in the first nine months of 2005 due to growth in our India joint venture and, to a lesser extent, to the impact of the Euro/dollar exchange rate on our operations in Italy and France. The balance of the increase in 2005 SG&A costs was due primarily to $0.3 million higher spending in product engineering and higher labor costs in our U.S.-based operations.

Amortization of Intangible Assets. Amortization of intangible assets increased to $3.3 million in the first nine months of 2005 from $1.1 million in the first nine months of 2004. This increase reflected the additional amortization resulting from the intangible assets we acquired through the change in control in 2004, including patents, tradenames/marks and customer contracts.

Transaction Related Costs. The predecessor company incurred approximately $22.7 million of costs related to the Transactions in the third quarter of 2004. This amount included $16.3 million paid to certain members of management in connection with the settlement of outstanding stock options issued under the Management Stock Option Plan and other compensation related to the change of control, and $6.4 million for professional services and other fees incurred in support of the Transactions.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Operating Income. Our operating income for the first nine months of 2005 totaled $24.4 million or 9.0% of net sales versus $5.1 million or 2.0% for the same period in 2004. The change in operating income was driven primarily by the $22.7 million of Transactions costs incurred last year, which if excluded, would reflect an operating income result of $27.8 million and 10.7% of sales for the first nine months of 2004. Lower gross profit in the Precision Products segment in the first nine months of 2005 combined with $1.4 million higher SG&A and $2.2 million additional amortization expense resulted in operating income in that segment of $27.2 million or 12.2% of net sales. Our Precision Engine segment produced an operating loss of $2.7 million or (5.4)% of net sales in the first nine months of 2005 but compared favorably to the $3.2 million loss reported for the same period last year due primarily to the additional gross profit generated on higher sales in 2005.

Net Income (Loss). Net income for Stanadyne in the first nine months of 2005 totaled $5.1 million or 1.9% of net sales compared to the net loss of $3.2 million or (1.2)% of net sales reported for the same period in 2004. This increase reflected the combined results of $19.3 million of higher operating income, offset by $7.9 million in higher interest expense on higher debt and interest rates and higher income taxes of $3.1 million on higher earnings in 2005. Income tax expense was $2.8 million for the first nine months of 2005 and was $3.1 million more than the $0.3 million income tax benefit for the first nine months of 2004. The 2005 tax expense was determined by using an estimated annual effective rate of 35.2%. The income tax benefit recorded in the first nine months of 2004 resulted in an effective tax rate of (7.1%). The 2004 effective tax rate was determined by combining the Predecessor’s effective tax rate of (27.6%) on pre-tax losses of $7.6 million and the Successor’s effective tax rate of 44.8% on pre-tax income of $4.1 million. The effective tax rates for the Predecessor and Successor in 2004 were different than the statutory rate primarily as a result of permanent items related to the treatment of certain Transactions costs.

Net income for Holdings in the first nine months of 2005 totaled $1.4 million and was less than the amount reported for Stanadyne due to $5.5 million of additional interest expense on the Discount Notes, partially offset by $1.9 million of income tax benefits.

Liquidity and Capital Resources

Stanadyne’s principal sources of liquidity are cash on hand and cash flows from operations supplemented by a U.S.-based revolving credit facility under which $27.7 million was available for borrowing as of September 30, 2005. Stanadyne occasionally utilizes capital leasing and, for its foreign operations in Italy and India, maintains a combination of overdraft and term loan facilities with local financial institutions on an as-needed basis. As of September 30, 2005, there were borrowings of $64.4 million under the Term Loans, no borrowings under the Revolving Credit Line, $2.7 million in foreign overdraft facilities and $1.0 million in foreign term loans. Unless the availability of funds under the Revolving Credit Line is less than $5.0 million, the U.S.-based Senior Credit Facilities are not subject to maintenance financial covenants.

Holdings has no independent financial resources of its own. The Senior Bank Facility and the indenture governing the Notes limit the ability of Stanadyne and its subsidiaries to pay dividends or make other distributions to Holdings.

Cash Flows From Operating Activities. Stanadyne’s cash flows consumed by operating activities in the nine months ended September 30, 2005 were $1.2 million and were $6.6 million less than the $7.8 million

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

consumed in the same period of 2004. The 2004 result included $21.3 million costs associated with the Transactions, which, if removed, would reflect cash flows from operations of $13.5 million or $14.7 million more than the nine months ended September 30, 2005. The cash flows from operations were lower than the 2004 cash flows, excluding cash paid for Transaction Costs, primarily due to $11.5 million in 2005 cash contributions to the Company’s defined benefit pension plans and $3.4 million lower 2005 operating income.

Cash flows from operating activities for Holdings for the nine months ended September 30, 2005 were a negative $1.4 million or $0.2 million less than the negative $1.2 million that Stanadyne generated in the same period of 2005. The $0.2 million difference is a result of $0.4 million residual of deferred financing fees for the Discount Notes accrued at the end of 2004 and paid in 2005 offset by borrowings of $0.2 million from Stanadyne. The lower net income of Holdings of $3.7 million was offset by higher amortization expenses for debt discount and deferred financing fees of $5.5 million which was reduced by a deferred tax benefit of $1.9 million.

Cash Flows From Investing Activities. Our capital expenditures in the first nine months of 2005 totaled $7.7 million, compared to $8.5 million for the same period of 2004. Capital expenditures in 2005 included $1.8 million in support of new products and programs, including $1.0 million in Precision Products to prepare for production of a direct injection gasoline pump later this year. The remainder of our capital expenditures this year were applied to cost reduction, quality enhancements, safety and ergonomics improvements and general maintenance projects.

Cash Flows From Financing Activities. Cash flows from financing activities for the nine months ended September 30, 2005 resulted in a net decrease in cash of $0.7 million compared to an increase of $225.5 million for the first nine months of 2004.

Cash flows from financing activities in our U.S.-based operations included scheduled principal payments against the Term Loans totaling $0.5 million in first nine months of 2005. There were no borrowings under the Revolving Credit Line as of September 30, 2005, which after reductions for outstanding letters of credit, left available liquidity of $27.7 million. Cash flows from financing activities for the nine months ended September 30, 2004 included a restructuring of the U.S.-based indebtedness in conjunction with the Transactions. The Company entered into new $100.0 million Senior Credit Facilities comprised of a six year $65.0 million term loan and a $35.0 million 5 year asset-based revolving loan. The Company also issued $160.0 million of senior subordinated 10 year notes. The combined proceeds of the $65.0 million term loan, the $160.0 million notes and an equity investment of $105.0 million from funds managed by Kohlberg Management IV, L.L.C. were used to repay the Old Term Loans, redeem the Old Notes and purchase the shares of the Company’s parent from AIP and related investors.

Cash flows from financing activities in our foreign operations during the first nine months of 2005 included overdraft borrowings of $0.2 million at SpA. Cash flow financing activities for SAPL included a scheduled net reduction to term loans of $0.2 million. Payments of foreign capital lease obligations totaled $0.2 million for the first nine months of 2005.

Pension Plans. We maintain a qualified defined benefit pension plan (the “Qualified Plan”), which covers substantially all domestic hourly and salary employees, except for Tallahassee hourly employees, and an unfunded nonqualified plan to provide benefits in excess of amounts permitted to be paid under the provisions of the tax law to participants in the Qualified Plan.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Cash contributions in 2005 for the 2004 plan year totaled $11.5 million to achieve a 90% current liability funding level. Our cash contributions in 2005 included a $0.5 million amount paid in the second quarter, with the remaining $11.0 million paid in the third quarter of 2005.

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

Pension and Other Postretirement Benefits. We provide for pension and other postretirement benefits and make assumptions with the assistance of independent actuaries about discount rates, expected long-term rates of return on plan assets and health care cost trends to determine the net periodic pension and postretirement health care cost. These estimates are based on our best judgment, including consideration of both current and future market conditions. We consider both internal and external evidence to determine the appropriate assumptions. In the event a change in any of the assumptions is warranted, future pension cost as determined under Statement of Financial Accounting Standards No. 87 “Employers’ Accounting for Pensions” could increase or decrease.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

(3) Cautionary Statement

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements with respect to the financial condition, results of operations and business of the Company and management’s discussion and analysis of financial condition and results of operations. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue” or the negative thereof or other similar words. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. Actual results may very materially. Investors are cautioned not to place undue reliance on any forward-looking statements. Investors should also understand that it is not possible to predict or identify all the risks and uncertainties that could affect future events and should not consider the following list to be a complete statement of all potential risks and uncertainties.

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

Interest Rate Risk. The carrying values of Stanadyne’s revolving credit lines and term loans approximate fair value. The term loans are primarily LIBOR-based borrowings and are re-priced every one to three months. A 10% change in the interest rate on the term loans would have changed the recorded interest expense for the first nine months of 2005 by $0.3 million. The Notes and Discount Notes bear interest at a fixed rate and, therefore, are not sensitive to interest rate fluctuation. The fair value of Stanadyne’s $160.0 million in Notes based on bid prices on September 30, 2005 was approximately $157.8 million. The fair value of Holdings’ Discount Notes based on bid prices at September 30, 2005 was $53.6 million.

Foreign Currency Risk. The Company has subsidiaries in Brazil and Italy, a joint venture in India and a branch office in France, and therefore is exposed to changes in foreign currency exchange rates. Changes in exchange rates may positively or negatively affect the Company’s sales, gross margins, and retained earnings. However, historically, these locations have contributed less than 15% of the Company’s net sales and retained earnings, with most of these sales attributable to the Italian and Brazilian subsidiaries. The Company also sells its products from the United States to foreign customers for payment in foreign currencies as well as U.S. dollars. Foreign currency exchange for the nine months ended September 30, 2005 was a net gain of $0.5 million compared to a negligible amount for the nine months ended September 30, 2004. A majority of the exchange differences are related to the Company’s operations in Brazil. The Company does not hedge against foreign currency risk.

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

Stanadyne Holdings, Inc.
(Registrant)

Date: November 14, 2005	/s/ Stephen S. Langin
Stephen S. Langin
Chief Financial Officer

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stanadyne Corporation
(Registrant)

Date: November 14, 2005	/s/ Stephen S. Langin
Stephen S. Langin
Vice President and Chief Financial Officer

EXHIBIT INDEX:

31.1	Certification of President of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Stanadyne Holdings, Inc. Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Stanadyne Corporation Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer and Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002