Form 10-K
period 2006-12-31
STANADYNE CORP; Stanadyne Holdings, Inc.
filed 2007-04-02
CIK 1053439, 1323274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number	Exact name of registrant as specified in its charter, Principal Executive Office Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification No.
333-124154	Stanadyne Holdings, Inc. 92 Deerfield Road Windsor, CT 06095 (860) 525-0821	Delaware	20-1398860

333-45823	Stanadyne Corporation 92 Deerfield Road Windsor, CT 06095 (860) 525-0821	Delaware	22-2940378

Securities registered pursuant to Section 12(b) or 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Stanadyne Holdings, Inc.	Yes ☐	No ☒
Stanadyne Corporation	Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Stanadyne Holdings, Inc.	Yes ☐	No ☒
Stanadyne Corporation	Yes ☐	No ☒

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

Stanadyne Holdings, Inc.	☒
Stanadyne Corporation	☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Stanadyne Holdings, Inc.	Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒
Stanadyne Corporation	Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Stanadyne Holdings, Inc.	Yes ☐	No ☒
Stanadyne Corporation	Yes ☐	No ☒

As of June 30, 2006, there was no established public trading market for the shares of either of the registrant’s common stock and no shares of common stock were held by non-affiliates of either registrant.

The number of shares of the registrant’s common stock (only one class for each registrant) outstanding as of March 1, 2007:

Stanadyne Holdings, Inc.	106,097,581 shares
Stanadyne Corporation	1,000 shares (100% owned by Stanadyne Automotive Holding Corp., a direct and wholly-owned subsidiary of Stanadyne Holdings, Inc.)

DOCUMENTS INCORPORATED BY REFERENCE - None

STANADYNE HOLDINGS, INC.

STANADYNE CORPORATION

FORM 10-K

Explanatory Note

This Form 10-K is a combined annual report being filed separately by two registrants: Stanadyne Holdings, Inc. and Stanadyne Corporation. Unless the context indicates otherwise, any reference in this report to “Holdings” refers to Stanadyne Holdings, Inc., and any reference to “Stanadyne” refers to Stanadyne Corporation, the indirect wholly-owned subsidiary of Holdings. The “Company,” “we,” “us” and “our” refer to Stanadyne Holdings, Inc. together with its direct and indirect subsidiaries, including Stanadyne Corporation. Each Registrant hereto is filing on its own behalf all of the information contained in this annual report that relates to such Registrant. Each Registrant hereto is not filing any information that does not relate to such Registrant, and therefore makes no representation as to any such information.

PART I

ITEM 1.	BUSINESS

General

Stanadyne Holdings, Inc. (“Holdings”) owns all of the outstanding common stock of Stanadyne Automotive Holdings Corp. (“SAHC”). SAHC owns all of the outstanding common stock of Stanadyne Corporation (together with its consolidated subsidiaries, “Stanadyne”). A majority of the outstanding common stock of Holdings is owned by funds managed by Kohlberg Management IV, L.L.C. Collectively, Holdings, SAHC and Stanadyne hereinafter are referred to as the “Company.” Holdings and Stanadyne are separate reporting companies. The Company is a leading designer and manufacturer of highly engineered, precision manufactured engine components, including fuel injection equipment for diesel engines. With over 130 years of machining experience and over 50 years as a supplier of diesel fuel injection equipment, Stanadyne’s core competencies in product design, precision machining, and the assembly and testing of complex components have earned the Company a reputation for innovative, high quality products. The Company possesses an extremely broad range of manufacturing technology and know-how and is capable of high-volume production runs, machining high-quality components within tolerances of 20 millionths of an inch on a cost effective basis. In addition to designing and manufacturing, the Company has been successfully pursuing business to manufacture and assemble, on an exclusive contract basis, components designed by other companies.

The Company sells engine components to original equipment manufacturers (“OEMs”) in a variety of applications, including agricultural and construction vehicles and equipment, industrial products, automobiles, light duty trucks and marine equipment. The aftermarket is a core element of the Company’s operations. The Company sells replacement parts and units through all appropriate global channels to service its products, including the service organizations of its OEM customers, its own authorized network of distributors and dealers, and major aftermarket distribution companies. Since the sale of wholly-owned subsidiary, Precision Engine Products Corp. (“PEPC” or “Precision Engine”), on July 31, 2006, the Company conducts its business through a single segment, the Precision Products and Technologies Group (“Precision Products”).

Stanadyne, a Delaware corporation formed in 1988, is a wholly-owned subsidiary of SAHC, a Delaware corporation formed in 1997. SAHC is a wholly-owned subsidiary of Holdings, a Delaware corporation formed in 2004 and formerly known as KSTA Holdings, Inc. A majority of the outstanding equity of Holdings is owned by funds managed by Kohlberg Management IV, L.L.C., an affiliate of Kohlberg and Company L.L.C. (“Kohlberg”). On August 6, 2004, Kohlberg, through a series of transactions (the “Transactions”) purchased the outstanding equity of SAHC from American Industrial Partners Capital Fund II, L.P. (“AIP”) and certain other stockholders (the “Sellers”). AIP had purchased Stanadyne from Metromedia Company (“Metromedia”) on December 11, 1997.

The consolidated financial statements of Holdings and Stanadyne as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for the years ended December 31, 2006 and 2005 and for the period from August 6, 2004 to December 31, 2004 are presented on a Successor basis. The consolidated financial statements of Stanadyne for the period from January 1, 2004 to August 5, 2004 are presented on a Predecessor basis. Certain amounts within the 2005 and 2004 consolidated financial statements have been reclassified to conform with the 2006 presentation. Because of the sale of PEPC, certain amounts related to PEPC are presented as discontinued operations in all periods presented. Revenues, expenses and costs have been excluded from the respective captions and reported as (loss) income from discontinued operations, net of income taxes, for all periods presented.

PRECISION PRODUCTS

Precision Products is one of only five independent worldwide manufacturers selling to the geographic areas in which the Company competes. Net sales for Precision Products were $304.6 million, $296.0 million and $288.6 million for 2006, 2005 and 2004, respectively. Operating income for Precision Products was $26.2 million, $31.2 million, and $13.7 million for 2006, 2005 and 2004, respectively. Total assets of Precision Products were $443.4 million and $488.4 million at December 31, 2006 and 2005, respectively.

Products

Precision Products manufactures its own proprietary products including pumps for gasoline engines and diesel engines (up to 250 horsepower, an engine range comprising approximately 90% of all diesel engines produced worldwide), injectors and filtration systems for diesel engines and various non-proprietary products manufactured under contract for other companies. Precision Products sells its fuel injection products to its customers on an individual component basis or by complete line. The primary focus of Precision Products is the agricultural and industrial off-highway segments of the market. Fuel pumps and injectors, Precision Products primary products, are the most highly engineered, precision manufactured components on a diesel engine and comprise the core components of a diesel engine’s fuel system. Because fuel system components are so elemental to the proper functioning and optimal performance of a diesel engine, they are essentially custom engineered for a specific engine platform. As a result, the Company typically supplies these components on a sole source basis for the life of engine platforms and enjoys a leading position in the aftermarket. Precision Products also manufactures diesel fuel management systems including fuel filters, fuel heaters and water separators, oil pumps and other precision manufactured components and distributes diesel fuel conditioners, stabilizers and diesel engine diagnostic equipment. Due to its competencies in precision manufacturing, assembly and testing of complex products, the Company has been successfully pursuing business to manufacture and assemble, on an exclusive contract basis, components designed by other companies.

Customers

Precision Products’ primary customers are OEMs of diesel engines. Precision Products’ largest customers, Deere & Company (“Deere”), General Motors Corporation (“GM”), General Engine Products, Inc. (“GEP”) and Cummins, Inc. accounted for approximately $179.7 million, or approximately 59.0% of Precision Products’ 2006 net sales. In 2005, Deere and GM accounted for approximately $137.9 million, or approximately 46.6% of Precision Products’ 2005 net sales and in 2004 Deere and GM accounted for approximately $140.7 million, or approximately 48.8% of Precision Products’ net sales. Deere was the only customer that accounted for more than 10% of Precision Products net sales in 2006 and 2005, at 39.7% and 37.7% respectively. In 2004, Deere accounted for 38.4% and GM accounted for 10.4% of Precision Products’ 2004 net sales, respectively.

The term of Stanadyne’s supply agreement with Deere expired on October 31, 2006. Stanadyne continues to supply product to Deere consistent with the terms of the supply agreement, and the parties have, for some time, been engaged in negotiations with respect to a multi-year extension of the agreement and the amendment of various other terms of the agreement. Stanadyne believes that those negotiations are nearly concluded, and it expects any amended terms to be retroactive to November 1, 2006.

Precision Products supports the servicing of its own products through sales of aftermarket units and parts to the service organizations of its OEM customers, through its own global network of authorized distributors and dealers, and through major aftermarket distribution companies. Total shipments to all service market channels represented 40.9%, 44.4% and 48.8% of Precision Products sales in 2006, 2005 and 2004, respectively.

Joint Venture

The Company has a joint venture with Amalgamations Private Limited in the state of Tamil Nadu, India. The joint venture is named Stanadyne Amalgamations Private Limited (“SAPL”) and started manufacturing diesel fuel injection equipment for export markets in the second quarter of 2003. Precision Products holds a 51% controlling share of SAPL.

RAW MATERIALS AND COMPONENT PARTS

The Company’s products are made largely of specially designed metal parts, most of which are designed, purchased, cast or stamped and machined by the Company to its own technical specifications. Metallic raw materials such as steel, aluminum, copper and brass are commodity items readily available from a number of suppliers. Certain parts, such as electronic components, are made to the Company’s specifications. Other parts, such as fasteners, are purchased by the Company from outside suppliers as standardized parts or are made to the Company’s specifications. Although from time to time the Company has experienced temporary supply shortages due to localized conditions, no such shortage has had a material adverse effect on the Company, and no supplier accounts for more than 10% of material component purchases.

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

EMPLOYEES

At December 31, 2006, the Company employed 1,734 persons of whom approximately 30% were salaried and 70% were hourly employees. All of the Company’s employees are non-unionized with the exception of those in Stanadyne, S.p.A. (“SpA”). The Company believes its relations with its employees are good.

TECHNOLOGY, RESEARCH AND DEVELOPMENT

Engine manufacturers are required to continually improve engine performance and fuel economy. Accordingly, the Company’s research and development investment is significant. In general, the Company funds its own research and development expenses, although some of those expenses may be customer-funded during the pre-production program phase. Research and development costs incurred for 2006, 2005 and 2004 were $11.5 million, $11.9 million and $12.0 million, respectively, of which $1.5 million, $0.6 million and $1.4 million, respectively, were reimbursed by customers.

Once an OEM commits to purchasing a product from the Company, which usually occurs one to three years into the development or application process, the Company may need to allocate capital for the machinery, equipment and tooling necessary for engine program launch, ramp-up and product volume increases. Furthermore, given the significant existing capital investment in plant and equipment already made, the Company has on-going programs to maintain, upgrade and replace its fixed capital investments. In 2006, 2005 and 2004, the Company spent $12.9 million, $11.7 million and $12.9 million, respectively, on fixed capital investments.

FINANCIAL INFORMATION ABOUT INTERNATIONAL AND DOMESTIC OPERATIONS AND EXPORT SALES

The Company has manufacturing operations in the United States, Italy, and India. The products manufactured in the United States and Italy are sold within their respective domestic markets, as well as exported throughout the world. These products are sold to both OEM and aftermarket customers. The products manufactured in India are exported from India to Company facilities in the United States and Italy.

The sales to OEM and aftermarket customers during 2006, 2005 and 2004 were as follows:

	2006	2005	2004
	(dollars in millions)
Original Equipment	$179.9	$164.7	$147.7
Aftermarkets	124.7	131.3	140.9

Total Net Sales	$304.6	$296.0	$288.6

Information regarding net sales to geographic areas, operating income (loss) from manufacturing facilities in geographic areas and assets by geographic areas for the years ended December 31, 2006, 2005 and 2004 appear below.

	2006	2005	2004
	(dollars in millions)
*Net Sales:
United States	$133.0	$152.8	$144.7
Mexico	60.3	53.8	51.7
France	41.9	34.4	37.8
All Other Geographic Areas	69.4	55.0	54.4

Total Net Sales	$304.6	$296.0	$288.6

* Net sales were the same for Holdings and Stanadyne.

Stanadyne Operating Income (Loss):
United States	$31.5	$33.0	$14.6
Italy	(5.2)	(1.7)	(0.9)
India	(0.2)	(0.2)	0.0

Total Operating Income	$26.1	$31.1	$13.7

Holdings Operating Income (Loss):
United States	$31.6	$33.1	$14.6
Italy	(5.2)	(1.7)	(0.9)
India	(0.2)	(0.2)	0.0

Total Operating Income	$26.2	$31.2	$13.7

Identifiable Assets:
Holdings:
United States	$259.8	$269.8	$257.9
Italy	33.0	31.1	36.5
India	3.1	2.6	2.3

Total Identifiable Assets	$295.9	$303.5	$296.7

Stanadyne:
United States	$257.6	$267.8	$255.3
Italy	33.0	31.1	36.5
India	3.1	2.6	2.3

Total Identifiable Assets	$293.7	$301.5	$294.1

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements with respect to the financial condition, results of operations and business of the Company and management’s discussion and analysis of financial condition and results of operations. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue” or other similar words. All of these forward-looking statements are based on estimates and assumptions made by the management of the Company which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such estimates and statements. No assurance can be given that any such estimates will be realized, and it is likely that actual results will differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include:

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

ITEM 1A.	RISK FACTORS

Our consolidated results of operations, financial condition and cash flows can be adversely affected by various risks. These risks include, but are not limited to, the principal factors listed below and the other matters set forth in this Form 10-K.

We are subject to risks associated with changes in technology, changes in manufacturing techniques and changes in customer product demands or specifications, which could place us at a competitive disadvantage.

The successful implementation of our business strategy requires us to continuously evolve our existing technology, manufacturing processes and products. We must also introduce new products to meet customers’ needs in the industries we serve and want to serve. The demanding requirements of engine manufacturers to improve engine performance and fuel economy and to meet the increasingly stringent worldwide emission regulations create technical challenges that may necessitate technological changes to our products. Our engineers typically work with our customers’ engineering staff for a period of two to five years prior to a product launch in order to develop or adapt new technology to satisfy our customers’ requirements. Our inability to develop the requisite technology in the necessary timeframe could adversely affect our business.

Our products are also characterized by stringent performance and specification requirements that mandate a high degree of manufacturing and engineering expertise. If we fail to meet these specification requirements, our business could be at risk.

Our success will depend on our ability to continue to meet our customers’ changing specifications and product demands. We cannot assure that we will be able to address our customers’ demands or introduce new products that may be necessary to remain competitive within our businesses. Furthermore, we cannot assure that we can adequately protect any of our own technological developments to produce a sustainable competitive advantage.

The industries in which we operate are cyclical, which can make our sales vary in unpredictable ways.

Sales of our products to off-highway OEMs for use in the agricultural industry generally are related to the health of the agricultural industry, which is affected by farm income and debt levels, farm land values, and farm cash receipts, all of which reflect levels of commodity prices, acreage planted, crop yields, demand, government policies and government subsidies. Historically, the agricultural industry has been cyclical and subject to a variety of economic factors, governmental regulations and legislation, and weather conditions. Trends in the industry, such as farm consolidations, may also affect the sales of products for use in the agricultural industry. In addition, weather conditions, such as heat waves or droughts, and pervasive livestock diseases can affect farmers’ buying decisions. Downturns in the agricultural industry due to these and other factors are likely to decrease the sales of products to off-highway OEMs for use in the agricultural industry, which could adversely affect our sales, growth, results of operations and financial condition.

In addition, our financial performance depends, in part, on conditions in the other cyclical industries that we serve, including the domestic and foreign production of automobiles and light duty vehicles. Historically, the North American and European automotive industries have experienced periodic, cyclical downturns. Industry sales and production can be affected by the strength of the economy generally, or in specific regions such as North America or Europe, by prevailing interest rates and by other factors that may have an effect on our level of sales. Demand for our products is also directly dependent upon demand for the engine platforms on which our products are incorporated. There is no assurance that the demand for such engine platforms will continue. A substantial decrease in demand for such engine platforms would have a material adverse effect on us.

Our base of customers is concentrated, and the loss of business from a major customer or the failure to maintain our customer relationships could materially adversely affect us.

Because of the relative importance of our largest customers and the high degree of concentration with OEMs in the off-highway markets, our business is exposed to a high degree of risk related to customer concentration. Our top five customers represented 62.5% of net sales in 2006. None of our top customers are obligated to continue to produce the engines which require our products or renew contracts with us when they expire. A substantial decrease in orders from Caterpillar, Cummins, Deere, GM or GEP could have a material adverse effect on us. Even if we maintain our relationships, net sales concentration as a result of these relationships increases the potential impact to our business that could result from any changes in the economic terms of that relationship. Any change in our relationships could have a material impact on our financial position and results of operations. Any changes could, for example, result in decreased sales which would materially adversely affect our net sales. Relationships with our customers for the development of new products are also important, and our net sales will be significantly diminished if we fail to maintain these prospective development relationships. In addition, because our customer base is highly concentrated and the maintenance of these relationships is of significant importance to us, from time to time we may find it necessary to allow price reductions as to certain of our products. If we were unable to reach agreement on pricing with one or more of our major customers, or if we were forced to accept an economic arrangement in which pricing was materially lower than in our past experience, our sales and profitability would be materially harmed.

We face competition in our markets, which could hurt market share and sales.

The market for engine components is highly competitive. Several of our competitors, including the captive component operations of certain engine manufacturers as well as other independent suppliers, are larger and have greater financial and other resources available to them. Our products may not continue to compete successfully with the products of other companies, and engine manufacturers may not continue to purchase engine components from outside suppliers. Although we have significant market positions in each of our primary lines within the aftermarket, we may not able to maintain our current market share. Competition in our business lines is based on a number of considerations, including product performance, quality of client service and support, timely delivery and price. To remain competitive, we will need to invest continuously in manufacturing, working capital, customer service and support, marketing and distribution networks. We may not have sufficient resources to continue to make such investments, and we may not be able to maintain our competitive position within each of the markets we serve.

Increases in our raw material costs or the loss of a substantial number of our suppliers could affect our financial health.

Our business is subject to the risk of price fluctuations and periodic delays in the delivery of certain raw materials, including steel and aluminum. For example, the domestic steel industry has experienced substantial financial instability due to numerous factors, including energy costs and the effect of foreign competition. In response to this instability, tariffs on imported steel were imposed by the U.S. government in March 2002. In addition, the general global economic recovery has created an imbalance in the supply and demand for many of the purchased components and raw materials used. Any material long-term increase in the price of one or more of our raw materials could have an adverse impact on our cost of sales. In addition, a failure by our suppliers to continue to supply us with certain raw materials on commercially reasonable terms due to uneven supply and demand would have a material adverse effect on us. Our exposure to this risk will increase as our reliance on outside suppliers’ increases, as is the case in our plan to outsource certain manufacturing operations to achieve cost reductions.

Our international operations are subject to uncertainties that could affect our operating results.

Our business is subject to certain risks associated with doing business internationally. Approximately 56% of our net sales in 2006 were derived from products sold outside of the United States. In addition, we operate two manufacturing facilities outside of the United States. Accordingly, our future results could be harmed by a variety of factors associated with foreign operations, including:

•	disruptions of markets;

•	changes in export or import laws, including compliance with U.S. Department of Commerce export controls;

•	labor unrest or differing labor regulations;

•	geopolitical instability;

•	restrictions on transfers of funds, including exchange controls;

•	unexpected changes in regulatory environments;

•	difficulty in obtaining distribution and support;

•	interest rates;

•	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions;

•	restrictions on our ability to repatriate dividends from our subsidiaries; and

•	exposure to liabilities under the U.S. Foreign Corrupt Practices Act.

In addition, fluctuations in currency exchange rates may significantly impact our results of operations and affect the comparability of our results between financial periods. Because the results of the operations and the financial position of our foreign subsidiaries are reported in the relevant foreign currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our combined financial statements, our financial results are impacted by currency fluctuations between the dollar and the euro, the dollar and the Indian rupee and, to a lesser extent, other currencies, which are unrelated to our underlying results of operations. We have not entered into contracts to hedge our currency risk.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of the factors identified above could adversely affect our international operations and, consequently, our operating results.

We have significant pension obligations with respect to our employees.

A portion of our active and retired employees participate in defined benefit pension plans under which we are obligated to provide prescribed levels of benefits regardless of the value of the underlying assets, if any, of the applicable pension plan. The underlying assets are subject to investment risk and market fluctuation which may require additional cash contributions from us to pay benefits. As of December 31, 2006, the fair value of assets of our pension plan was less than the accumulated benefit obligation of the plan. As a result, we were required to record an additional minimum pension liability in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.”

Unionization of our labor force could increase our operating costs and impact profitability.

Because our workforce is non-unionized, except where required by law (Italy), we believe our average labor costs are lower than those of larger unionized competitors. In order to achieve our business strategies, we must maintain this competitive advantage. If our employees become unionized, labor costs, and consequently, operating expenses, would likely increase, thereby reducing profitability.

We depend on the services of key individuals and relationships, the loss of which would materially harm us.

Our success will depend, in part, on the efforts of our executive officers and other key employees. In addition, future success will depend on, among other factors, the ability to attract and retain other qualified personnel. The loss of the services of any of the key employees or the failure to attract or retain employees could have a material adverse effect on us.

Our intellectual property may be misappropriated or subject to claims of infringement.

We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret protection, as well as licensing agreements and third-party nondisclosure and assignment agreements. Our applications for protection of our intellectual property rights may not be approved and others may infringe or challenge our intellectual property rights. We also may rely on unpatented proprietary technology. Our competitors may independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, our employees, consultants and advisors must enter into confidentiality agreements. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information if there is any unauthorized use, misappropriation or disclosure. If we are unable to maintain the proprietary nature of our technologies, our ability to sustain margins on some or all of our products may be affected, which could reduce our sales and profitability. In addition, we from time to time pursue and are pursued in potential litigation relating to the protection of certain intellectual property rights, including with respect to some of our more profitable products.

We could face potential product liability claims relating to products we manufacture or distribute.

We face exposure to product liability claims if the use of our products is alleged to have resulted in injury or other adverse effects. We currently maintain product liability insurance coverage, but we may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against potential claims. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome. An unsuccessful product liability defense could have a material adverse effect on our business, financial condition, results of operations or prospects or our ability to make payments on our debt when due. In addition, our business depends on the strong brand reputation we have developed. If this reputation is damaged, we may face difficulty in maintaining pricing positions with respect to some of our products, which would reduce net sales and profitability.

Our insurance coverage may be inadequate to protect against the potential hazards incident to our business.

We maintain property, business interruption, product liability and casualty insurance coverage which we believe is in accordance with customary industry practices, but we cannot be fully insured against all potential hazards incident to our business, including losses resulting from war risks or terrorist acts. A catastrophic loss of the use of all or a portion of our facilities due to accident, labor issues, weather conditions, other natural disaster or otherwise, whether short or long-term, could have a material adverse effect. As a result of market conditions, premiums and deductibles for some of our insurance policies can increase substantially and, in some instances, some types of insurance may become available only for reduced amounts of coverage, if at all. In addition, our insurers may challenge coverage for certain claims. If we were to incur a significant liability that was not fully insured or that our insurers disputed, it could have a material adverse effect on our financial position.

Environmental regulation may impose significant environmental compliance costs and liabilities on us.

We are subject to many laws and regulations related to the environment, health and safety and associated compliance and permitting obligations. We have incurred and expect to continue to incur significant costs to maintain or achieve compliance with applicable environmental laws and regulations. Moreover, if these environmental laws and regulations become more stringent or more stringently enforced in the future, we could incur additional costs. Our failure to comply with applicable environmental laws and regulations and permit requirements could result in civil or criminal fines, penalties or enforcement actions, third-party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup or regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, including the installation of pollution control equipment or remedial actions. Some environmental laws and regulations impose liability for contamination on present and former owners, operators or users of facilities and sites, or the generators of waste disposed of at the facility or site, without regard to causation or knowledge of contamination. There is ongoing remediation at some of our properties, and we have been named as a potentially responsible party at certain other sites. However, we believe that nearly all of our liabilities for such matters are covered by an indemnity that we received from Metromedia, our former owner. If Metromedia was unable or unwilling to perform to the terms of the indemnity, or should new contamination be identified or if the extent of the known contamination is greater than presently anticipated, environmental liabilities could have a material adverse effect on our financial condition and results of operations.

In addition, our products are applied to engines and vehicles which are subject to various emission standards and regulations which vary by geographic markets. We continually seek to incorporate new design features into our products to assist customers in meeting those emissions standards and regulations applicable to their product offerings, including engines and vehicles. Although a plan to revise an existing emission standard or regulation is generally known by the public a few years in advance of enforcement, providing the opportunity to make changes to products in order to comply with the anticipated changes to the emissions standard or regulation, any subsequent changes to such plan could have a direct and significant effect on our customers’ ability to sell their products, and correspondingly, our ability to sell products to such customers. We may also incur significant expenditures to make changes to products in order to comply with evolving emissions standards and regulations.

If we are unable to meet future capital requirements, our business may be adversely affected.

We periodically make capital investments to, among other things, maintain and upgrade our facilities and enhance our production processes. Additionally, as our business grows, we may have to incur capital expenditures. We believe that we will be able to fund these expenditures through cash flow from operations and borrowings under our senior secured credit facilities. However, we may not have or be able to obtain adequate funds to make all necessary capital expenditures when required, or the amount of future capital expenditures may be materially in excess of our anticipated or current expenditures. If we are unable to make necessary capital expenditures, our product line may become dated, our productivity may be decreased and the quality of our products may be adversely affected, which, in turn, could reduce net sales and profitability.

Failure to establish and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business.

Section 404 of the Sarbanes-Oxley Act requires initial management assessments followed by annual management assessments of the effectiveness of our internal control over financial reporting and a report by our Independent Registered Public Accountants addressing these assessments. If we fail to formalize and maintain the adequacy of our internal controls in accordance with such standards, we would not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business.

Holdings is solely responsible for paying certain promissory notes it issued and since it has no independent operations and its subsidiaries are restricted from making distributions to Holdings, Holdings may be unable to repay the notes.

On December 20, 2004, Holdings issued $100.0 million of senior discount notes (the “Discount Notes”) due in 2015. The Discount Notes bear interest at a stated annual rate of 12%. The Discount Notes are unsecured senior obligations of Holdings and are subordinated to all existing and future senior indebtedness, including obligations under Stanadyne’s Senior Secured Bank Facility. The Discount Notes are not guaranteed by any of Holdings’ subsidiaries and are effectively subordinated to all of Stanadyne’s secured debt. Holdings has no independent financial resources of its own. Furthermore the terms of the Senior Bank Facility and the indenture governing Stanadyne’s Subordinated Notes limit the ability of Stanadyne and its subsidiaries to pay dividends or make other distributions to Holdings, which may, in turn, limit Holdings’ ability to repay the Discount Notes.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The Company’s executive offices are located in Windsor, Connecticut. The Company believes that substantially all of its properties and equipment are in good condition, and that it has sufficient capacity to meet its current and projected manufacturing and distribution needs.

Below is a summary of the existing facilities:

Location	Square Footage	Type of Interest	Principal Use
Windsor, CT	571,000	Owned	Corporate Offices, Precision Products Headquarters, Sales and Marketing, Engineering Center, Manufacturing
Jacksonville, NC	110,000	Owned	Manufacturing
	20,000	Leased	Manufacturing, Distribution
Washington, NC	177,000	Owned	Manufacturing
Trappes, France	23,000	Leased	Engineering, Sales and Marketing
Brescia, Italy	175,000	Owned	SpA Headquarters, Engineering, Sales and Marketing, Manufacturing
Chennai, India	20,000	Leased	Manufacturing

ITEM 3.	LEGAL PROCEEDINGS

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

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 1, 2007, SAHC was the holder of record of all the shares of common stock, par value, $.01 per share, of Stanadyne (the “Stanadyne Common Stock”). Also as of March 1, 2007, Holdings was the holder of record of all the shares of common stock, par value, $.01 per share, of SAHC (the “SAHC Common Stock”). There is no established trading market for the Stanadyne Common Stock or SAHC Common Stock. Stanadyne has never paid or declared a cash dividend on the Stanadyne Common Stock, and SAHC has never paid or declared a cash dividend on the SAHC Common Stock. Furthermore, Stanadyne is restricted from paying dividends under the covenants of its revolving credit and term loan agreements. Stanadyne does not have any compensation plans under which its equity securities are authorized for issuance.

As of March 1, 2007, Holdings is authorized by its Certificate of Incorporation to issue 150,000,000 shares of common stock, par value $.01 per share (“Holdings Common Stock”), of which 106,097,581 shares were outstanding. A group of investors led by Kohlberg and current and retired members of management of the Company, totaling 36 holders, own substantially all of Holdings Common Stock. There is no established trading market for Holdings Common Stock. Holdings created the KSTA Holdings, Inc. 2004 Equity Incentive Plan (“Option Plan”), which provides for the grant of non-qualified stock options to certain key employees and/or directors of the Company. Holdings paid $55.9 million as a distribution/return of capital to Holdings’ common stockholders in December 2004 using proceeds from the issuance of the Discount Notes.

The following table sets forth information regarding Holdings’ equity compensation plan as of December 31, 2006. Holdings’ stockholder-approved Option Plan is described further in Notes 2 and 14 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	13,865,000	(1)	$0.48	1,572,420
Equity compensation plans not approved by security holders	None		Not applicable	Not applicable
Total	13,865,000	(1)	$0.48	1,572,420

(1)	Consists of 3,226,250 vested outstanding exercisable options and 10,638,750 unvested outstanding options.

UNREGISTERED SALES OF EQUITY SECURITIES

During the year ended December 31, 2006, seven former and retiring employees exercised stock options to purchase 562,580 shares of Holdings’ common stock at $0.47 per share for $264,412. Also during the year ended December 31, 2006, in accordance with the amendment to his employment agreement on March 31, 2006, our Chief Executive Officer, M. David Jones, purchased 800,000 shares of Holdings’ common stock for $376,000. The offer and sale were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. In claiming the exemption under Section 4(2), Holdings relied in part on the following facts: (1) the offer and sale involved a limited number of purchasers; (2) the purchasers were employees of Stanadyne and as such were familiar with its operations; (3) each of the purchasers represented that he (a) had the requisite knowledge and experience in financial and business matters to evaluate the merits and risk of an investment in Holdings; (b) was able to bear the economic risk of an investment in Holdings; (c) acquired the shares for his own account in a transaction not involving any general solicitation or general advertising, and not with a view to the distribution thereof; and (4) a restrictive legend was placed on each certificate or other instrument evidencing the shares.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated historical financial and operating data of the Company and its subsidiaries for the five years ended December 31, 2006. The selected consolidated financial data were derived from the consolidated financial statements of the Company. The data presented below should be read in conjunction with the Company’s consolidated financial statements and the related footnotes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Certain amounts within the selected data for the years 2002 through 2005 have been reclassified to conform with the 2006 presentation. Because of the sale of PEPC, assets and liabilities of PEPC that were sold are excluded from the respective captions and reported as assets and liabilities held for sale in all periods presented. Revenues, expenses and costs have been excluded from the respective captions and reported as (loss) income from discontinued operations, net of income taxes, for all periods presented.

			Successor			Predecessor
STANADYNE HOLDINGS, INC.			Year Ended December 31, 2006	Year Ended December 31, 2005	148 Days Ended December 31, 2004	218 Days Ended August 5, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
			(dollars in thousands)
Statement of Operations Data:
Net sales			$304,618	$295,956	$120,506	$168,057	$224,818	$203,577
Cost of goods sold			235,498	229,035	91,798	127,973	175,307	163,401

Gross profit			69,120	66,921	28,708	40,084	49,511	40,176
Selling, general and administrative expenses	(a	)(b)	43,039	35,784	13,573	41,509	30,514	29,525

Operating income (loss)			26,081	31,137	15,135	(1,425)	18,997	10,651
Other income (expense):
Gain from extinguishment of debt			—	—	—	—	715	—
Interest, net			(28,672)	(27,869)	(8,607)	(4,769)	(7,662)	(8,257)

(Loss) income from continuing operations before income tax (benefit) expense and minority interest			(2,591)	3,268	6,528	(6,194)	12,050	2,394
Income tax (benefit) expense			(1,075)	715	1,556	(1,516)	5,061	162

(Loss) income from continuing operations before minority interest			(1,516)	2,553	4,972	(4,678)	6,989	2,232
Minority interest in loss (income) of consolidated subsidiary			72	130	(5)	42	245	255

(Loss) income from continuing operations	(a	)	$(1,444)	$2,683	$4,967	$(4,636)	$7,234	$2,487

Balance Sheet Data (at year end):
Property, plant and equipment, net			$98,117	$102,949	$113,731	$—	$89,272	$91,048
Total assets			445,535	490,384	453,208	—	238,715	221,323
Long-term debt and capital leases (including current portion)			262,756	294,032	287,910	—	96,087	102,896
Stockholders’ equity			43,369	50,330	54,955	—	82,100	67,319

Ratio of earnings (deficiency) to fixed charges (See Exhibit 12)			0.9	1.1	1.7	(0.2)	2.4	1.2

STANADYNE CORPORATION			Year Ended December 31, 2006	Year Ended December 31, 2005	148 Days Ended December 31, 2004	218 Days Ended August 5, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
			(dollars in thousands)
Statement of Operations Data:
Net sales			$304,618	$295,956	$120,506	$168,057	$224,818	$203,577
Cost of goods sold			235,498	229,035	91,798	127,973	175,307	163,401

Gross profit			69,120	66,921	28,708	40,084	49,511	40,176
Selling, general and administrative expenses	(a	)(b)	42,936	35,720	13,572	41,509	30,514	29,525

Operating income (loss)			26,184	31,201	15,136	(1,425)	18,997	10,651
Other income (expense):
Gain from extinguishment of debt				—	—	—	715	—
Interest, net			(20,347)	(20,408)	(8,389)	(4,769)	(7,662)	(8,257)

Income (loss) before income tax expense (benefit) and minority interest			5,837	10,793	6,747	(6,194)	12,050	2,394
Income tax expense (benefit)			891	3,534	1,641	(1,516)	5,061	162

Income (loss) before minority interest			4,946	7,259	5,106	(4,678)	6,989	2,232
Minority interest in loss (income) of consolidated subsidiary			72	130	(5)	42	245	255

Income (loss) from continuing operations	(a	)	$5,018	$7,389	$5,101	$(4,636)	$7,234	$2,487

Balance Sheet Data (at year end):
Property, plant and equipment, net			$98,117	$102,949	$113,731	$—	$89,272	$91,048
Total assets			443,363	488,378	450,593	—	238,715	221,323
Long-term debt and capital leases (including current portion)			189,064	228,447	229,553	—	96,087	102,896
Stockholder’s equity			109,228	111,098	110,989	—	82,100	67,319

Ratio of earnings (deficiency) to fixed charges (See Exhibit 12)			1.3	1.5	1.8	(0.2)	2.4	1.2

(a)	Net loss for the 218 days ended August 5, 2004 included $22.7 million in transaction related costs included in selling, general and administrative expenses as a result of the Transactions.
(b)	For 2005, net loss for Holdings and net income for Stanadyne included $2.7 million of impairments of long-lived assets and other related costs.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Change in Control of Stanadyne’s Parent:

On August 6, 2004, KSTA Acquisition, LLC (“KSTA”), a Delaware limited liability company, acquired all of the outstanding capital stock of SAHC on the terms and conditions specified in the stock purchase agreement entered into on June 23, 2004. Subsequent to such purchase of stock, KSTA distributed the stock of SAHC to its parent, Holdings, and then immediately merged with and into Stanadyne, with Stanadyne continuing as the surviving corporation and a wholly-owned subsidiary of SAHC, which is a wholly-owned subsidiary of Holdings. As a result of such merger, Stanadyne assumed by operation of law all of the rights and obligations of KSTA. Holdings was formed at the direction of an investor group led by Kohlberg Management IV, L.L.C., which now owns a majority of the outstanding common stock of Holdings. These transactions were financed by a cash equity investment in Holdings by an investor group led by Kohlberg Investors IV, L.P., borrowings under Stanadyne’s senior secured credit facility, and the issuance of notes. The merger and the related transactions, including the issuance of the notes, the entering into of the new senior secured credit facility, the repayment of certain existing indebtedness, including the tender for and the subsequent redemption of Stanadyne’s senior subordinated unsecured notes, and the payment of related fees and expenses, are collectively referred to as the “Transactions.”

The amounts necessary to consummate the Transactions totaled approximately $330 million, including approximately $221.4 million to pay the then equity holders of SAHC, approximately $88.3 million to repay existing indebtedness, approximately $20.0 million in related fees and expenses, and approximately $0.3 million in net change in cash balances.

The Transactions were financed as follows:

•	a cash common equity investment of $105 million in Holdings by an investor group led by funds managed by Kohlberg Management IV, L.L.C. and certain members of management of Stanadyne;

•	KSTA and Stanadyne issued “Notes” to various qualified institutional buyers for $160 million;

•	KSTA and Stanadyne borrowed $65 million of “Term Loans.”

The Notes bear interest of 10.0%, payable semi-annually and will mature on August 15, 2014. The Term Loans bear interest at prime plus 2.5% or LIBOR plus 3.5% and principal is repaid in quarterly installments of $0.2 million with a final payment of the unamortized balance due on August 6, 2010. Stanadyne also negotiated a new $35.0 million revolving credit facility, which bears interest at prime plus 1.25% or LIBOR plus 2.25% payable on August 6, 2009. This new revolving credit facility requires that Stanadyne maintain a minimum fixed charge coverage ratio if available borrowings fall below $5.0 million. The Term Loans and revolving credit facility are secured by substantially all of Stanadyne’s domestic accounts receivable, inventory and other assets. The Notes are an obligation of Stanadyne (the “Parent”) and are guaranteed by Precision Engine (the “Subsidiary Guarantor”). In addition, the Notes are subject to covenants including limitations on indebtedness, liens, and dividends or other distributions to stockholders.

Following the Transactions, Stanadyne purchased $54.5 million of its senior subordinated notes (the “Old Notes”) under the terms of a tender offer dated July 19, 2004. The $11.5 million balance of the outstanding Old Notes was called by Stanadyne according to the terms of the original indenture and purchased on September 7, 2004.

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

Following the Transactions, Stanadyne’s board of directors was reconstituted. All of the directors serve until a successor is duly elected and qualified or until the earlier of his death, resignation or removal.

BASIS OF PRESENTATION

The following table displays performance details for the periods shown. The years ended December 31, 2006 and 2005 include the results of Holdings and Stanadyne as Successor and the year ended December 31, 2004 includes the combined results of the Predecessor through August 5, 2004 and the Successor beginning August 6, 2004. Due to the sale of the Precision Engine segment in 2006, certain amounts are reported as discontinued operations for all periods presented.

	Year Ended December 31,
	2006		2005		2004
STANADYNE HOLDING, INC.	$	%	$	%	$	%
	(dollars in thousands)
Net sales	304,618	100.0	295,956	100.0	288,563	100.0
Cost of goods sold	235,498	77.3	229,035	77.4	219,771	76.2
Gross profit	69,120	22.7	66,921	22.6	68,792	23.8
Selling, general and administrative expenses	38,192	12.5	30,937	10.5	29,400	10.2
Amortization of intangibles	4,097	1.3	4,097	1.4	2,617	0.9
Transactions related costs	—	—	—	—	22,702	7.9
Management fees	750	0.2	750	0.3	1,104	0.4

Operating income	26,081	8.6	31,137	10.5	13,710	4.8
(Loss) income from continuing operations	(1,444)	(0.5)	2,683	0.9	331	0.1
Loss from discontinued operations, net	(7,735)	(2.5)	(5,612)	(1.9)	(1,365)	(0.5)
Net loss	(9,179)	(3.0)	(2,929)	(0.1)	(1,034)	(0.4)

	Year Ended December 31,
	2006		2005		2004
STANADYNE CORPORATION	$	%	$	%	$	%
	(dollars in thousands)
Net sales	304,618	100.0	295,956	100.0	288,563	100.0
Cost of goods sold	235,498	77.3	229,035	77.4	219,771	76.2
Gross profit	69,120	22.7	66,921	22.6	68,792	23.8
Selling, general and administrative expenses	38,089	12.5	30,873	10.4	29,400	10.2
Amortization of intangibles	4,097	1.3	4,097	1.4	2,617	0.9
Transactions related costs	—	—	—	—	22,702	7.9
Management fees	750	0.2	750	0.3	1,104	0.4

Operating income	26,184	8.6	31,201	10.5	13,711	4.8
Income from continuing operations	5,018	1.6	7,389	2.5	465	0.2
Loss from discontinued operations, net	(7,735)	(2.5)	(5,612)	(1.9)	(1,365)	(0.5)
Net (loss) income	(2,717)	(0.9)	1,777	0.6	(900)	(0.3)

COMPARISON OF RESULTS OF OPERATIONS

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

We are a leading designer and manufacturer of highly-engineered, precision manufactured engine components. We manufacture our own proprietary products including pumps for gasoline and diesel engines, injectors and filtration systems for diesel engines, and various non-proprietary products manufactured under contract for other companies.

On July 31, 2006, Stanadyne concluded the sale of certain assets and liabilities of Precision Engine to Defiance, Inc., a part of GenTek, Inc., according to the terms of the Purchase Agreement entered into on June 30, 2006. Gross proceeds from the sale totaled $25.3 million in cash, including $0.4 million due to a working capital adjustment based on the July 31, 2006 account balances. Gross proceeds were reduced by transaction costs of $0.8 million for net proceeds of $24.5 million of which, $23.5 million was applied to a repayment of the U.S.-based term loan. The pre-tax loss on the disposition of Precision Engine assets totaled $8.7 million. In addition, the terms of the Purchase Agreement include a potential $10 million earn-out payment based on the achievement of certain performance levels in the twelve months following the sale. Any proceeds related to the earn-out will be recorded as income when earned.

The sale included the U.S.-based assets of PEPC, certain acquired liabilities as defined in the Purchase Agreement, and all of the stock in PEPC’s wholly-owned subsidiary in Brazil, Precision Engine Products, Ltda. We no longer report segment information since, subsequent to the sale of Precision Engine, we operate only the Precision Products business. The results of operations for Precision Engine are classified as discontinued operations for all periods herein. This transaction significantly reduced the amount of revenues Stanadyne receives from on-highway business.

Our results from continuing operations in 2006 reflect the second consecutive year of record setting levels of sales driven by strong customer demand from our major original equipment manufacturers (“OEM’s”), fueled by the strength in our end markets for off-highway equipment used in agricultural, industrial and construction activities as well as the select on-highway applications we produce.

Our sales in 2006 totaled $304.6 million, reflecting an increase of $8.6 million or 2.9% from 2005 record setting sales.

Sales to our OEM customers totaled $179.9 million and 59.1% of 2006 revenues, representing an increase of $15.2 million or 9.3% from 2005 OEM revenues. This increase was driven primarily by higher sales of diesel fuel injection equipment to Deere and Company (“Deere”), General Engine Products (“GEP”) and Iveco International DNA (“IVECO”), while growth in our new gasoline direct injection business with Daimler-Benz represented $5.7 million in additional OEM sales.

Sales to the service market in 2006 continued to be negatively impacted by lower demand for diesel fuel pumps for military HUMMV’s. Our service sales in 2006 declined by 5.0% or $6.6 million from 2005 levels, with much of the difference traceable to $4.4 million lower sales to our North American distributors that provide service to the military.

Operating income in 2006 totaled $26.1 million and 8.6% of net sales, reflecting a reduction of $5.0 million from the 2005 results of $31.1 million and 10.5% of net sales. This reduction was primarily due to $4.4 million of SG&A costs for employee severance benefits related to the retirement of our former CEO and salaried workforce reorganization in our U.S. and Italy operations, as well as the recognition of $0.8 million in stock-based compensation costs in 2006. Increased earnings from higher sales volumes in 2006 were offset by higher materials and manufacturing costs, particularly in our Brescia, Italy location.

The term of Stanadyne’s supply agreement with Deere expired on October 31, 2006. Stanadyne continues to supply product to Deere consistent with the terms of the supply agreement, and the parties have, for some time, been engaged in negotiations with respect to a multi-year extension of the agreement and the amendment of various other terms of the agreement. Stanadyne believes that those negotiations are nearly concluded, and it expects any amended terms to be retroactive to November 1, 2006.

2006 COMPARED TO 2005

Net Sales. Our results in 2006 reflected the second consecutive year of record level sales reaching $304.6 million and surpassing the prior year result of $296.0 by $8.6 million or 2.9%. All of this increase was driven by $15.2 million higher sales to our major OEM’s, where additional demand for fuel injection products supplied to Deere, GEP and Daimler-Benz accounted for by $16.8 million in higher sales. A decline in 2006 OEM sales resulted from Caterpillar’s (“CAT”) decision in late 2005 to re-source one component that represented $6.0 million in annual sales in 2005.

Sales to the service market in 2006 decreased by 5.0% or $6.6 million when compared to 2005. This reduction was traceable to $4.4 million lower sales to our North American distributors primarily resulting from lower demand for diesel fuel pumps for military HUMMV’s.

Sales by major product line in 2006 reflected increases in shipments of fuel pumps, fuel injectors and fuel filters, partially offset by $6.6 million lower shipments due to the change in the CAT business noted above.

Gross Profit. Gross profit totaled $69.1 million and 22.7% of net sales in 2006, reflecting an increase of $2.2 million from the $66.9 million and 22.6% of net sales for the prior year. Higher sales volumes and increased pricing in 2006 favorably impacted the gross profit result by $4.4 million mitigated by lower service sales and change in product mix from the prior year. Cost increases in 2006 included $1.6 million in higher labor, health benefit and workers’ compensation claims costs and $1.2 million higher utility costs, offset by $2.9 million lower product warranty costs. Price increases in the metal markets in 2006 drove the cost of aluminum used in many of our products higher by approximately $0.6 million when compared to 2005. Finally, depreciation expense in 2006 increased by $0.7 million versus 2005 due to additional capital investments in our U.S. and India operations.

Selling, General and Administrative Expenses (“SG&A”) totaled $38.2 million and 12.5% of net sales in 2006 as compared to $30.9 million and 10.5% of net sales reported for 2005. A majority of the increase in 2006 SG&A costs was a result of the $1.8 million of severance benefits for the former CEO who retired in January 2006. These benefits are payable in equal installments in February 2006, January 2007 and January 2008. Additional severance costs totaling $2.6 million were recorded in the third and fourth quarters of 2006 to reflect the amounts associated with the reorganization of our U.S. and Italy-based salaried staffs. Freight on sales increased in 2006 by $0.5 million in support of the higher customer demand. SG&A costs also increased in 2006 due to $0.8 million of stock-based compensation expense recorded in accordance with SFAS123R which the Company adopted effective January 1, 2006. Finally, the Company spent $1.1 million for the consolidation of the Windsor manufacturing operations during the fourth quarter of 2006. When completed in the first half of 2007, this activity will reduce the Connecticut-based manufacturing footprint by 158,000 square feet and allow the re-deployment or sale of one building.

Amortization of Intangible Assets. Amortization of intangible assets totaled $4.1 million for both 2006 and 2005 with no change to the composition of intangible assets.

Operating Income. Our operating income totaled $26.1 million and 8.6% of net sales in 2006 and was less than the $31.1 million and 10.5% of net sales reported in 2005. The $5.0 million reduction in operating income is attributable to higher SG&A including $4.4 million for employee severance costs, $0.5 million for additional freight on sales, $0.8 million for stock-based compensation expense and $1.1 million in manufacturing consolidation costs. The additional gross profits generated from higher sales in 2006 were offset by higher materials and manufacturing costs.

Income (Loss) from Continuing Operations. Income from continuing operations for Stanadyne in 2006 totaled $5.0 million or 1.6% of net sales, reflecting a decrease of $2.4 million from the $7.4 million and 2.5% of net sales reported for 2005. The $5.0 million reduction in 2006 operating income resulted in $2.6 million in reduced income taxes. Net interest expense in 2006 was unchanged from 2005 with higher interest rates offset by a $43.0 million reduction in the U.S. term loans. During the second quarter of 2006, the cumulative losses applicable to the minority interest in subsidiary exceeded the minority interest in the equity capital of SAPL; therefore all losses since that time applicable to the minority interest are charged to the Company until such time as SAPL has future income and/or financing from the minority partner.

Loss from continuing operations for Holdings in 2006 totaled $1.4 million and was $6.4 million less than Stanadyne’s income from continuing operations due to $8.3 million of additional interest expense on the Discount Notes, partially offset by $2.0 million of lower income taxes.

Loss from Discontinued Operations. The 2006 loss from discontinued operations in the accompanying condensed consolidated statements of operations totaled $7.7 million. The 2006 loss is comprised of $3.1 million operating losses, loss on disposal of discontinued operations of $8.9 million and income tax benefits of $4.3 million. Included in the operating losses in 2006 was $0.3 million of losses on disposals of equipment prior to the transaction with Defiance, Inc. These assets were sold in connection with the closure of PEPC’s Windsor, Connecticut facility when those operations were re-sourced to external suppliers. The Company recorded a loss of $5.6 million from discontinued operations in 2005 comprised of $4.5 million operating losses, $2.7 million for impairment of long-lived assets, interest expense of $1.6 million and tax benefits of $3.2 million.

2005 COMPARED TO 2004

Net Sales. Net sales totaled $296.0 million in 2005, reflecting an increase of $7.4 million or 2.6% from 2004 sales of $288.6 million. All of the increase was attributable to added demand for our diesel fuel systems products from OEM customers including Deere, Caterpillar, Cummins, Sisu Diesel Inc. (“SISU”) and GEP. Sales to the service markets declined by $9.6 million in 2005, reflecting reductions of $3.6 million in the demand for DS fuel pumps supplied to GM, and $4.8 million for fuel pumps supplied to the U.S. military. Sales results by major product line reflected relatively stable year-to-year revenues in our fuel pump and fuel injector lines and increases of $5.2 million and $2.2 million in our fuel filtration and Precision Components and Assembly (“PCA”) businesses, respectively. Initial sales of our gasoline direct injection pump totaled $0.5 million in 2005.

Gross Profit. Gross profit in 2005 of $66.9 million or 22.6% of net sales was less than the 2004 gross profit of $68.8 million or 23.8% of net sales. Although gross profit was favorably impacted by the $7.4 million year-over-year increase in sales, this was mitigated by a less favorable mix of OEM and service business in 2005. Gross profits were unfavorably impacted in 2005 by premium production and transportation costs associated with product and process design challenges during the ramp up to full production of the new Integrated Fuel System (“IFS”) sold to Deere; $1.8 million increase in LIFO expense due to inflation in purchased materials; $2.4 million added product warranty costs; and $1.1 million higher depreciation expense primarily associated with the asset step-up to fair market value required by the change in control in 2004.

Selling, General and Administrative Expense (“SG&A”). SG&A totaled $30.9 million and 10.7% of net sales in 2005 as compared to $29.4 million and 10.2% of net sales reported in 2004. Approximately $1.5 million of this increase was due to higher post-retirement health care costs as a result of the elimination through purchase accounting of unamortized actuarial gains recorded as income prior to the Transactions in 2004. SG&A costs also increased in 2005 by $0.3 million for additional outside professional fees.

Amortization of Intangibles. Amortization of intangible assets increased to $4.1 million in 2005 from $2.6 million in 2004. This increase reflected the additional amortization resulting from the Company’s intangible assets we acquired through the change in control in 2004, including patents and tradenames/marks.

Transaction Related Costs. The Predecessor incurred $22.7 million of costs related to the Transactions in the third quarter of 2004. This amount included $16.3 million paid to certain members of management in connection with the settlement of outstanding stock options issued under the Management Stock Option Plan and other compensation related to the change of control and $6.4 million for professional services and other fees incurred in support of the Transactions.

Operating Income. Operating income in 2005 totaled $31.1 million or 10.5% of net sales and was significantly more than the $13.7 million and 4.7% of net sales reported in 2004. The change in operating income was due primarily to the $22.7 million of Transactions costs incurred in 2004. Lower gross profit in 2005 combined with $1.5 million higher SG&A costs and $1.5 million of added amortization expense to produce the lower operating income.

Income from Continuing Operations. Stanadyne’s income from continuing operations in 2005 totaled $7.4 million or 2.5% of sales and compared favorably to the income from continuing operations of $0.5 million and 0.2% of net sales reported in 2004. The $17.4 million higher operating income in 2005 was offset by $7.6 million in higher net interest expense due to higher debt and interest rates, and $3.4 million of higher income taxes on higher earnings in 2005. Stanadyne recorded $3.5 million of tax expense in 2005 for an effective tax rate of 32.7% as compared to tax expense of $0.1 million and an effective tax rate of 22.6% in 2004.

Income from continuing operations for Holdings in 2005 totaled $2.7 million and was $4.7 million less than the income from continuing operations reported for Stanadyne due to $7.5 million of additional interest expense on the Discount Notes, partially offset by $2.8 million of income tax benefits. Holdings recorded $0.7 million of tax expense in 2005 for an effective tax rate of 21.9% as compared to Stanadyne’s tax expense of $3.5 million and an effective tax rate of 32.7% in 2005.

Loss from Discontinued Operations. The Company recorded a loss of $5.6 million from discontinued operations in 2005 which included an impairment charge of $2.7 million on long-lived assets and tax benefits of $3.2 million. A $1.4 million loss from discontinued operations was recorded in 2004, net of tax benefits of $1.1 million.

LIQUIDITY AND CAPITAL RESOURCES

Stanadyne’s principal sources of liquidity are cash on hand, which totaled $25.1 million on December 31, 2006, and cash flows from operations supplemented by a U.S.-based revolving credit facility under which $27.5 million was available for borrowing at year end 2006. Stanadyne occasionally utilizes capital leasing and, for its foreign operations in Italy and India, maintains a combination of overdraft, working capital and term loan facilities with local financial institutions on an as-needed basis.

Indebtedness for Stanadyne as of December 31, 2006 totaled $188.3 million and was comprised of $160.0 million of Notes, $21.2 million in domestic term loans, no borrowings under the domestic revolving credit lines and for the foreign subsidiaries, overdraft facilities of $6.2 million with local financial institutions and $0.9 million of foreign term debt.

Indebtedness for Holdings as of December 31, 2006 totaled $262.0 million, comprised of the same debt balances for Stanadyne, plus an additional $73.7 million of Discount Notes.

Holdings has no independent financial resources of its own. The Senior Bank Facility and the indenture governing the Notes limit the ability of Stanadyne and its subsidiaries to pay dividends or make other distributions to Holdings.

Cash Flows From Operating Activities. Net cash flows provided by operating activities for Stanadyne totaled $31.6 million, $17.6 million and $16.6 million in 2006, 2005 and 2004, respectively.

Stanadyne’s net cash flows from operating activities in 2006 increased by $14.9 million from the prior year. Cash flows from operating activities other than changes in asset and liability accounts required $8.7 million more cash in 2006 than the prior year, due primarily to $5.0 million less in operating income from continuing operations and $2.1 million more in operating losses from discontinued operations in 2006. Changes in asset and liability accounts, primarily working capital accounts, generated $22.7 million more cash in 2006 versus 2005. Approximately $11.5 million of this additional amount was accounted for by the absence of cash contributions to the defined benefit pension fund in 2006 as compared to 2005. Changes in working capital accounts also included $3.1 million less usage of cash related to improved collections of accounts receivable through December 31, 2006 as a direct result of the Stanadyne’s increased emphasis on accelerating customer receipts. Finally, $8.1 million of additional cash from operations in 2006 versus 2005 resulted primarily from increases in liabilities for accounts payable and accrued expenses, primarily in recognition of extended supplier payment terms and severance benefits recorded in 2006 that will be paid over the next two years.

Cash flows from operating activities for Holdings in 2006 were $31.3 million or $0.3 million less than the $32.5 million that Stanadyne generated during the same period. This $0.3 million difference was due to ongoing administrative expenses required for the maintenance of Holdings organizational and capital structure.

The 2004 cash flows included $23.1 million of disbursements associated with the Transactions, which, if removed, would reflect cash from operating activities of $39.7 million. When compared to this amount, cash flows in 2005 were $22.1 million less than 2004 due primarily to $11.5 million in 2005 cash contributions to the Company’s defined benefit pension plans and $10.9 million lower 2005 operating income.

Excluding pension amounts, changes in current asset and liability accounts to support higher business levels in 2005 consumed $3.6 million in cash. Higher accounts receivable consumed $3.4 million in cash during 2005 due to the increased sales levels. Cash flows from inventory changes were $0.1 million overall, comprised of a $1.3 million increase in Precision Engine related to the re-sourcing activities, offset by a $1.4 million reduction in Precision Products inventories. New customer tooling reimbursements provided $2.4 million in cash flows. Accounts payable and accrued liabilities declined $2.7 million in 2005 due to lower accruals for income taxes, employee health benefits and workers compensation costs.

Cash flows from operating activities for Holdings were $17.4 million and $17.0 million for 2005 and 2004, respectively. Cash flows from operating activities for Holdings were $0.2 less than Stanadyne in 2005 and $0.4 million more than Stanadyne in 2004. In 2005, lower net income of Holdings of $4.7 million was offset by higher amortization expenses for debt discount and deferred financing fees of $7.5 million which were reduced by a deferred tax benefit of $3.2 million. The difference is a result of $0.4 million residual of deferred financing fees for the Discount Notes accrued at the end of 2004 and paid in 2005 offset by borrowings of $0.1 million from Stanadyne. In 2004, lower net income of Holdings of $0.1 million was offset by higher amortization expenses for debt discount and deferred financing fees of $0.2 million which were reduced by a deferred tax benefit of $0.1 million.

Cash Flows From Investing Activities. Cash flows from investing activities in 2006 were $10.9 million. This amount included $24.5 million of net proceeds from the sale of the Precision Engine segment to Defiance, Inc. on July 31, 2006. An amount of $1.0 million representing net proceeds from the sale of Precision Engine is held in a restricted account and can only be applied to costs associated with the sale or repayments of our U.S. Term Loan.

Our capital expenditures totaled $12.9 million, $11.7 million and $12.9 million in 2006, 2005 and 2004, respectively. These amounts reflect cash outlays for the purchase of machinery and equipment and the maintenance of existing facilities. Management estimates that the Company has historically spent, and will continue to spend, approximately $5.0 to $6.0 million annually on maintenance of plant and equipment. The remaining non-maintenance capital expenditures represent cash outlays for equipment, machinery or plant expansion in order to support new product and new customer opportunities, to effect cost reductions through process improvements, and to increase capacity to support increased production volumes for existing products. In addition to $2.6 million of purchases made in the discontinued Precision Engine segment, capital expenditures in 2006 included $2.0 million for new products and programs, with the balance of the funds applied to increased capacity, cost reduction, quality enhancements, safety and ergonomics improvements and general maintenance projects.

Capital expenditures in 2005 included approximately $3.6 million for new product programs including $1.3 million for the GDI pump.

Cash Flows From Financing Activities. Stanadyne’s cash flows from financing activities resulted in net (reductions) and increases in cash of $(40.5) million, $(0.7) million, and $222.0 million in 2006, 2005 and 2004, respectively.

Cash flows from financing activities in our U.S.-based operations in 2006 included the repayment of $22.5 million in Term Loan principal from the Precision Engine asset sale proceeds. This repayment was applied to the most current scheduled principal payments, thereby eliminating any additional scheduled Term Loan amortization for the balance of the Senior Credit Agreement. Additional principal repayments of $20.0 million were made in the fourth quarter of 2006. Scheduled principal payments in 2006 totaled $0.5 million. There were no borrowings under the U.S.-based Revolving Credit Line in 2006, which after reductions for outstanding letters of credit, represented $27.5 million of available liquidity.

Cash flows from financing activities in our foreign operations in 2006 included additional overdraft borrowings of $2.8 million at SpA to support increased working capital needs and seasonal holiday payrolls, as well as $0.5 million in new capital lease obligations. Payments of capital lease obligations at SpA totaled $0.3 million this year. Cash flows from financing activities in SAPL reflected a net reduction of $0.05 million in outstanding indebtedness, with a scheduled installment against the term loan partially offset against additional borrowings against the revolving credit facility to support higher inventories.

Cash flows for Holdings from financing activities resulted in (reductions) and net increases in cash of $(40.0) million, $(0.8) million and $222.0 million in 2006, 2005 and 2004, respectively. In addition to the cash flows from financing activities described for Stanadyne, positive cash flow of $0.5 million from financing activities in Holdings during 2006 resulted from the sale of common stock per the terms of the CEO’s employment agreement and from the exercise of stock options by retiring employees. A $0.1 million reduction in Holdings cash flows from financing activities in 2005 compared to Stanadyne was for payments of loan origination fees. There was no difference overall in Holdings’ net cash flows provided by financing activities in 2004 when compared to Stanadyne; however changes consisted of a combination of $58.1 million in proceeds of Discount Notes offset by $2.2 million in loan origination fees and a $55.9 million dividend and return of capital payment.

With respect to its U.S. indebtedness, in 2004 Stanadyne established new financing facilities as a result of the Transactions. In August of 2004, there was $105.0 million in contributions of capital from the new equity owners, $160.0 million in New Notes, $65.0 million in New Term Loans and $35 million of availability in revolving credit facilities. A portion of these proceeds were applied to retire $86.5 million in term loans and Old Notes. Stanadyne incurred and capitalized $16.0 million in loan origination costs as a result of the new debt from the Transactions.

Management believes that cash flows from operations and availability of additional borrowings under the revolving credit facility will provide adequate funds for Stanadyne’s foreseeable working capital needs, planned capital expenditures and debt service obligations. At December 31, 2006, Stanadyne had $35 million in the revolving credit line available through August 6, 2009, of which $7.5 million was used for standby letters of credit. Stanadyne’s ability to fund its operations, make planned capital expenditures, make scheduled debt payments, refinance indebtedness and remain in compliance with all of the financial covenants under its debt agreements will depend on its future operating performance and cash flow, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control.

The Discount Notes are unsecured senior obligations of Holdings and are subordinated to all existing and future senior indebtedness, including obligations under Stanadyne’s Senior Secured Bank Facility. The Discount Notes are not guaranteed by Holdings’ subsidiaries. The Discount Notes are effectively subordinated to all of Stanadyne’s secured debt. Holdings does not have independent financial resources to pay the Discount Notes. Holdings was in compliance with the covenants of the Discount Notes as of December 31, 2006.

Pension Plans. We maintain a qualified defined benefit pension plan (the “Qualified Plan”), which covers substantially all of our domestic hourly and salary employees, except for Tallahassee hourly employees, and an unfunded nonqualified plan to provide benefits in excess of amounts permitted to be paid under the provisions of the tax law to participants in the Qualified Plan.

The expected long-term rate of return on assets assumption is developed with reference to historical returns, forward-looking return expectations, the Qualified Plan’s investment allocation, and peer comparisons. The Company selected the 8.75% expected return assumption used for 2006 net periodic pension expense with input from the Qualified Plan investment advisor. The investment advisor analyzed actual historical returns and future expected returns of asset class benchmarks appropriate to the Qualified Plan’s target investment allocation. The analysis also reflected asset return premiums anticipated as a result of active portfolio management, as appropriate for each benchmark asset class. Based on these considerations, the Company used an expected long-term rate of return assumption of 8.75% for 2006 and 2005. Since the expected return on assets assumption is long-term in nature, changes in this assumption are made less frequently than changes in the discount rate assumption.

The discount rate used to value the pension obligation was developed with reference to a number of factors, including the current interest rate environment, benchmark fixed-income yields, peer comparisons, and expected future pension benefit payments. A discount rate of 6.00% established for December 31, 2006, reflects an increase of 25 basis points from the 5.75% used at December 31, 2005. The increase in the discount rate selected is consistent with the increase in market yields on high quality fixed income securities which occurred between December 31, 2005 and December 31, 2006. We use a weighted-average of the Moody’s Baa and Aaa rates as a key reference point for discount rate selection. In selecting the discount rate assumption, we also utilize the results of a cash flow model based on the Citigroup Pension Discount Curve. Under this approach, we discounted the expected future benefit payments under the Company’s pension plan using the discount curve, and solved for the single discount rate that would produce the same present value. Our analysis supports the 25 basis point increase in the discount rate to 6.00%. The discount rate of 5.75% set at December 31, 2005 reflected a decrease in interest rates during 2005 measured on the same basis.

The assumed average annual salary compensation increase assumption is 4.0% for both 2006 and 2005 measurement dates. No compensation increase rate is applicable for the hourly plans, as they are flat pay for each year of service (regardless of compensation earned).

The value of the Qualified Plan assets increased to $72.9 million at December 31, 2006 from $66.8 million at December 31, 2005. Solid investment performance in 2006 coupled with a 25 basis point increase in the discount rate were not sufficient to offset the growth in the unfunded pension obligation due to period interest and service costs. The Qualified Plan unfunded benefit obligation increased to $30.0 million at December 31, 2006 from $26.9 million at December 31, 2005. The Company expects the minimum required contribution to the Qualified Plan in 2007 will be approximately $6.6 million. There were no minimum required contributions to the Qualified Plan in 2006 and in 2005 the Company contributed $11.5 million for the 2004 plan year to achieve a current liability funding level of 90%.

As of December 31, 2006, the accumulated benefit obligation was less than the accrued benefit cost of the Company’s nonqualified supplemental retirement plans. This resulted in an additional minimum liability of $0.82 million, a non-cash charge to accumulated other-comprehensive income of $0.68 million offset by a deferred tax asset of $0.25 million. As of December 31, 2005, the fair value of assets of the Company’s pension plan was more than the accumulated benefit obligation of the plan. As a result, the Company was not required to record an additional minimum pension liability in accordance with SFAS

No. 87, “Employers’ Accounting for Pensions” (“SFAS No. 87”). As of December 31, 2005, the accumulated benefit obligation was less than the accrued benefit cost of the Company’s nonqualified supplemental retirement plans. This resulted in an additional minimum liability of $0.14 million, a non-cash charge to accumulated other-comprehensive income of $0.14 million offset by a deferred tax asset of $0.06 million. As of December 31, 2004, the fair value of assets of the Company’s pension plan was more than the accumulated benefit obligation of the plan.

Effective March 31, 2007, Stanadyne amended the Stanadyne Corporation Pension Plan (a defined benefit plan) (the “Pension Plan”) to freeze the Pension Plan with respect to all participants so that no future benefits will accrue after that date. As required by law, benefits already accrued as of such date will not be affected. With respect to such benefits, participants will continue to vest and all other retirement options, including early retirement reduction factors will continue unchanged. The assets will continue to be held in trust for participants until they retire. The accrual of benefits for certain executives participating in the Supplemental Retirement benefit Plan is based on the accrual of benefits under the Pension Plan. Therefore, the freeze of the Pension Plan also resulted in the freeze of the Supplemental Retirement benefit Plan.

Effective April 1, 2007, Stanadyne amended the Stanadyne Corporation Savings Plus Plan (a 401(k) plan) to: (i) substantially increase Stanadyne’s matching contribution to 100% of employee pre-tax contributions on the first 1% of compensation and 50% of employee pre-tax contributions on the next 5% of compensation so that if an employee contributes 6% of compensation, the Stanadyne match would total 3.5% of that employee’s compensation; and (ii) provide for automatic enrollment at 3% of compensation for all new employees and all current employees who are not then contributing 3% or more of compensation.

The effects of these changes to the Company’s financial position have not yet been determined, but the Company expects they will result in a significant pension liability curtailment gain in the first quarter of 2007, reduce future pension expense and increase the Company’s cost of the 410(k) Plan.

OFF BALANCE-SHEET OBLIGATIONS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of December 31, 2006, the Company had the following obligations and commitments:

	Payments due by period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(dollars in thousands)
Operating Leases	$2,245	$981	$1,084	$180	$—
Capital Leases	1,029	296	509	224	—
Senior Subordinated Debt	160,000	—	—	—	160,000
Interest on Fixed Rate Debt	128,000	16,000	32,000	32,000	48,000
Long-Term Debt (1)	28,311	6,673	438	21,200	—
Purchase Obligations (2)	3,193	3,193	—	—	—
Other Long-Term Liabilities (3)	10,648	868	1,221	1,786	6,773

Total—Stanadyne	333,426	28,011	35,252	55,390	214,773

Unsecured Notes	100,000	—	—	—	100,000
Interest on Unsecured Notes	76,533	—	4,533	24,000	48,000

Total – Holdings	$509,959	$28,011	$39,785	$79,390	$362,773

(1)	No interest expense has been included in the obligation due to uncertainty of the underlying variable interest rates.
(2)	Consists of obligations for capital purchases of plant improvements, machinery and equipment. Not included in these amounts are the routine trade commitments the Company enters into with its suppliers for the purchase of raw materials and other goods and services under customary purchase order terms. The Company is unable to determine the aggregate value of these purchase orders and does not have any material agreements for purchases that exceed expected requirements to satisfy customer demand.
(3)	Consists of estimated benefit payments over the next ten years to retirees under an unfunded domestic nonqualified pension plan and, with respect to the Italian subsidiary, an unfunded leaving indemnity liability.

CRITICAL ACCOUNTING POLICIES

We prepare the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The issues involving significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include: product warranty reserves, inventory reserves for excess or obsolescence, pension and postretirement benefit liabilities and self-insurance reserves.

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

Inventory Reserves. The Company maintains its inventories at the lower of cost or market value. Cost is determined on a last-in, first-out (“LIFO”) basis for its domestic inventory and on a first-in, first-out (“FIFO”) basis for its foreign inventory. When conditions warrant (usually highlighted by slow-moving product or products with pricing constraints), reserves are established to reduce the value of inventory to net realizable values. Annually, the Company reviews and identifies all inventories in excess of three years’ sales requirements. The Company reserves for this “slow moving” inventory as it has no realizable value. If business conditions change during the year, this evaluation is conducted more frequently.

Pension and Other Postretirement Benefits. The Company provides for pension and other postretirement benefits and makes assumptions with the assistance of independent actuaries about discount rates, expected long-term rates of return on plan assets and health care cost trends to determine its net periodic pension and postretirement health care cost. These estimates are based on the Company’s best judgment, including consideration of both current and future market conditions. The Company considers both internal and external evidence to determine the appropriate assumptions. In the event a change in any of the assumptions is warranted, future pension cost as determined under SFAS No. 87 could increase or decrease.

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

NEW ACCOUNTING STANDARDS

The FASB issued Interpretation Number 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” in June 2006. The interpretation contains a two step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The provisions of FIN48 are effective beginning in 2007. The Company does not believe the adoption of FIN 48 will have a material impact on its consolidated financial statements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The pronouncement is applicable in cases when assets or liabilities are to be measured at fair value. It does not establish new circumstances in which fair value would be used to measure assets or liabilities. The provisions of this standard are effective for the Company commencing in 2008. The Company is currently evaluating the impact that the adoption of FAS 157 will have on its consolidated financial statements.

Also in September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”). This standard requires employers to recognize the over-funded or under-funded status of defined benefit postretirement plans, measured as the difference between the fair value of plan assets and the benefit obligation, as an asset or liability in its balance sheet. It also requires recognition of changes in funded status in the year in which the changes occur through other comprehensive income. The provisions of this standard are effective for the Company as of December 31, 2007. The Company is currently evaluating the impact that the adoption of FAS 158 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115” (“FAS 159”). The objective of FAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported net income caused by measuring related assets and liabilities differently. This statement permits entities to choose, at specified election dates, to measure eligible items at fair value (i.e., the fair value option). Items eligible for the fair value option include certain recognized financial assets and liabilities, rights and obligations under certain insurance contracts that are not financial instruments, host financial instruments resulting from the separation of an embedded non-financial derivative instrument from a non-financial hybrid instrument, and certain commitments. Business entities shall report unrealized gains and losses on items for which the fair value option has been elected in net income. The fair value option: (a) may be applied instrument by instrument, with certain exceptions; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. FAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although early adoption is permitted under certain conditions. Companies shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company expects to adopt FAS 159 on January 1, 2008, but has not yet determined the items to which the Company may apply the fair value option or the impact on the Company’s consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks including changes in interest rates and changes in foreign currency exchange rates as measured against the U.S. dollar.

Interest Rate Risk. The carrying values of the Company’s revolving credit line and term loans approximate fair value. The revolving credit line is priced daily and the term loans are primarily LIBOR borrowings and are re-priced approximately every month based on prevailing market rates. A 10% change in the interest rate on the revolving credit line and term loans would have increased or decreased the 2006 interest expense by $0.5 million. The Notes and Discount Notes bear interest at a fixed rate and, therefore, are not sensitive to interest rate fluctuation. The fair value of the Notes based on bid prices at December 31, 2006 was approximately $163.6 million. The fair value of Holdings’ Discount Notes based on bid prices at December 31, 2006 was approximately $67.6 million.

Foreign Currency Risk. The Company has operating subsidiaries in Italy and India and a branch office in France, thereby creating exposures to changes in foreign currency exchange rates. Changes in exchange rates may positively or negatively affect the Company’s sales, gross margins, and retained earnings. Historically, these locations have contributed less than 15% of the Company’s net sales and retained earnings, with most of these sales attributable to the Italian subsidiary. The Company also prices its products in currencies other than the currency of manufacture. Foreign currency exchange gains totaled $0.03 million in 2006 and $0.02 million in 2005. The Company does not hedge against foreign currency risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Supplementary Data

Page

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1
Consolidated Balance Sheets as of December 31, 2006 and 2005	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2006 and 2005 (Successor), the period from August 6, 2004 to December 31, 2004 (Successor) and the period from January 1, 2004 to August 5, 2004 (Predecessor)

F-4

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2006 and 2005 (Successor), the period from August 6, 2004 to December 31, 2004 (Successor) and the period from January 1, 2004 to August 5, 2004 (Predecessor)

F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006 and 2005 (Successor), the period from August 6, 2004 to December 31, 2004 (Successor) and the period from January 1, 2004 to August 5, 2004 (Predecessor)

F-6

STANADYNE CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2
Consolidated Balance Sheets as of December 31, 2006 and 2005	F-7

Consolidated Statements of Operations for the Years Ended December 31, 2006 and 2005 (Successor), the period from August 6, 2004 to December 31, 2004 (Successor) and the period from January 1, 2004 to August 5, 2004 (Predecessor)

F-8

Consolidated Statements of Changes in Stockholder’s Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2006 and 2005 (Successor), the period from August 6, 2004 to December 31, 2004 (Successor) and the period from January 1, 2004 to August 5, 2004 (Predecessor)

F-9

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006 and 2005 (Successor), the period from August 6, 2004 to December 31, 2004 (Successor) and the period from January 1, 2004 to August 5, 2004 (Predecessor)

F-10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Stanadyne Holdings, Inc.

Windsor, Connecticut

We have audited the accompanying consolidated balance sheets of Stanadyne Holdings, Inc. and subsidiaries (“Holdings”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for the years ended December 31, 2006 and 2005 (Successor), the period from August 6, 2004 to December 31, 2004 (Successor), and the period from January 1, 2004 to August 5, 2004 (Predecessor). These financial statements are the responsibility of Holdings’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Holdings is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Holdings’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Holdings as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005 (Successor), for the period from August 6, 2004 to December 31, 2004 (Successor), and the period from January 1, 2004 to August 5, 2004 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123R, Share Based Payment.

/s/ Deloitte & Touche LLP

Hartford, Connecticut
April 2, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Stanadyne Corporation

Windsor, Connecticut

We have audited the accompanying consolidated balance sheets of Stanadyne Corporation and subsidiaries (“Stanadyne”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholder’s equity and comprehensive income (loss), and cash flows for the years ended December 31, 2006 and 2005 (Successor), the period from August 6, 2004 to December 31, 2004 (Successor), and the period from January 1, 2004 to August 5, 2004 (Predecessor). These financial statements are the responsibility of Stanadyne’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Stanadyne is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Stanadyne’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Stanadyne as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005 (Successor), for the period from August 6, 2004 to December 31, 2004 (Successor), and the period from January 1, 2004 to August 5, 2004 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123R, Share Based Payment.

/s/ Deloitte & Touche LLP

Hartford, Connecticut
April 2, 2007

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$25,394	$22,835
Restricted cash	975	—
Accounts receivable, net of allowance for uncollectible accounts of $288 and $368 as of December 31, 2006 and 2005, respectively	40,804	38,658
Inventories, net	34,575	34,894
Prepaid expenses and other assets	1,587	3,289
Deferred income taxes	5,078	3,470
Discontinued operations	—	16,069

Total current assets	108,413	119,215
Property, plant and equipment, net	98,117	102,949
Goodwill	144,575	144,575
Intangible and other assets, net	94,430	100,868
Discontinued operations	—	22,777

Total assets	$445,535	$490,384

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$22,406	$18,560
Accrued liabilities	42,297	33,399
Current maturities of long-term debt	6,673	3,844
Current portion of capital lease obligations	299	235
Discontinued operations	—	7,096

Total current liabilities	71,675	63,134
Long-term debt, excluding current maturities	255,330	289,717
Deferred income taxes	27,965	39,502
Capital lease obligations, excluding current portion	454	236
Other non current liabilities	46,742	47,393

Total liabilities	402,166	439,982

Minority interest in consolidated subsidiary	—	72
Commitments and Contingencies
Stockholders’ Equity:
Common stock, par value $.01, 150,000,000 authorized shares, 106,362,581 and 105,000,001 issued shares, and 106,097,581 and 104,950,001 outstanding shares as of December 31, 2006 and 2005, respectively	1,064	1,050
Additional paid-in capital	53,661	52,185
Other accumulated comprehensive income (loss)	589	(258)
Accumulated deficit	(11,798)	(2,619)
Treasury stock, at cost, 265,000 and 50,000 shares as of December 31, 2006 and 2005, respectively	(147)	(28)

Total stockholders’ equity	43,369	50,330

Total liabilities and stockholders’ equity	$445,535	$490,384

See accompanying notes to consolidated financial statements.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Successor			Predecessor
	Year Ended December 31, 2006	Year Ended December 31, 2005	148 Days Ended December 31, 2004	218 Days Ended August 5, 2004
Net sales	$304,618	$295,956	$120,506	$168,057
Costs of goods sold	235,498	229,035	91,798	127,973

Gross profit	69,120	66,921	28,708	40,084
Selling, general, administrative and other operating expenses	43,039	35,784	13,573	18,807
Transaction related costs	—	—	—	22,702

Operating income (loss)	26,081	31,137	15,135	(1,425)
Other income (expense):
Interest income	1,459	537	47	94
Interest expense	(30,131)	(28,406)	(8,654)	(4,863)

(Loss) income from continuing operations before income tax (benefit) expense and minority interest	(2,591)	3,268	6,528	(6,194)
Income tax (benefit) expense	(1,075)	715	1,556	(1,516)

(Loss) income from continuing operations before minority interest	(1,516)	2,553	4,972	(4,678)
Minority interest in loss (income) of consolidated subsidiary	72	130	(5)	42

(Loss) income from continuing operations	(1,444)	2,683	4,967	(4,636)
Loss from discontinued operations, net of tax	(7,735)	(5,612)	(522)	(843)

Net (loss) income	$(9,179)	$(2,929)	$4,445	$(5,479)

See accompanying notes to consolidated financial statements.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit) Retained Earnings	Treasury Stock		Comprehensive Income (Loss)
	Shares	Amount				Shares	Amount			Total
January 1, 2004 (Predecessor)	1,000	$—	$59,858	$1,479	$20,763	—	$—	$		$82,100
Comprehensive income:
Net loss					(5,479)				$(5,479)	(5,479)
Other comprehensive loss - Foreign currency translation adjustment				(26)					(26)	(26)

Comprehensive loss									$(5,505)

August 5, 2004 (Predecessor)	1,000	$—	$59,858	$1,453	$15,284	—	$—			$76,595

Initial capitalization - August 6, 2004	105,000,001	$1,050	$103,950	$—	$—	—	$—			$105,000
Comprehensive income:
Net income					4,445				$4,445	4,445
Other comprehensive income - Foreign currency translation adjustment				1,410					1,410	1,410

Comprehensive income									$5,855

Return of capital and dividends paid (Note 14)			(51,765)		(4,135)					(55,900)

December 31, 2004 (Successor)	105,000,001	1,050	52,185	1,410	310	—	—			54,955
Comprehensive income:
Net loss					(2,929)				$(2,929)	(2,929)
Other comprehensive loss - Foreign currency translation adjustment				(1,581)					(1,581)	(1,581)
Additional pension liability, net of tax of $55				(87)					(87)	(87)

Other comprehensive loss									(1,668)

Comprehensive loss									$(4,597)

Purchase of treasury stock, at cost						50,000	(28)			(28)

December 31, 2005 (Successor)	105,000,001	1,050	52,185	(258)	(2,619)	50,000	(28)			50,330
Comprehensive income:
Net loss					(9,179)				$(9,179)	(9,179)
Other comprehensive income (loss) -Foreign currency translation adjustment				1,263					1,263	1,263
Additional pension liability, net of tax of $265				(416)					(416)	(416)

Other comprehensive income									847

Comprehensive loss									$(8,332)

Common stock issued	1,362,580	14	627							641
Purchase of treasury stock, at cost						215,000	(119)			(119)
Stock compensation expense			849							849

December 31, 2006 (Successor)	106,362,581	$1,064	$53,661	$589	$(11,798)	265,000	$(147)			$43,369

See accompanying notes to consolidated financial statements.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Successor			Predecessor
	Year Ended December 31, 2006	Year Ended December 31, 2005	148 Days Ended December 31, 2004	218 Days Ended August 5, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(9,179)	$(2,929)	$4,445	$(5,479)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	23,371	24,957	9,454	11,970
Amortization of debt issuance costs	10,364	9,490	1,031	434
Deferred income taxes	(13,680)	(4,058)	642	(4,425)
Minority interest in (loss) income of consolidated subsidiary	(72)	(130)	5	(41)
Loss on disposal of property, plant and equipment	9,422	2,506	25	187
Stock compensation expense	849	—	—	—
Changes in assets and liabilities:
Accounts receivable	(343)	(3,419)	(2,536)	(2,457)
Inventories	13	93	2,055	(7,610)
Prepaid expenses and other assets	1,345	2,910	(695)	(50)
Due from Stanadyne Automotive Holding Corp.	—	—	—	38
Accounts payable	3,573	(3,529)	(9,116)	11,239
Accrued liabilities	6,769	(11,038)	254	16,242
Other non current liabilities	(1,104)	2,535	(8,614)	15

Net cash provided by (used in) operating activities	31,328	17,388	(3,050)	20,063

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,909)	(11,683)	(6,575)	(6,361)
Proceeds from disposal of property, plant and equipment	289	37	—	5
Acquisition, net of cash acquired Increase in restricted cash	— (975)	—	(225,026)	—
Net proceeds from sale of discontinued operations	24,541	—	—	—

Net cash provided by (used in) investing activities	10,946	(11,646)	(231,601)	(6,356)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	641	—	105,000	—
Payments of loan origination fees	—	(168)	(18,279)	—
Proceeds from long-term debt	—	—	283,145	—
(Payments of) proceeds from foreign long-term debt, net	(48)	12	—	—
Net proceeds (payments) on foreign overdraft facilities	2,795	581	(732)	476
Payments on long-term debt	(42,988)	(923)	(88,658)	(2,852)
Payments on capital lease obligations	(279)	(314)	(84)	(127)
Dividends and return of capital paid	—	—	(55,900)	—
Purchase of treasury stock	(119)	(28)	—	—

Net cash (used in) provided by financing activities	(39,998)	(840)	224,492	(2,503)

Net increase (decrease) in cash and cash equivalents	2,276	4,902	(10,159)	11,204
Effect of exchange rate changes on cash and cash equivalents	37	(542)	(336)	35
Cash and cash equivalents at beginning of period	23,081	18,721	29,216	17,977

Cash and cash equivalents at end of period(1)	$25,394	$23,081	$18,721	$29,216

(1)	Includes $246 of cash as of December 31, 2005 included in current assets of discontinued operations in the accompanying Consolidated Balance Sheets.

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:

During the year ended December 31, 2006 and the period August 6, 2004 through December 31, 2004, Stanadyne Corporation entered into capital leases for new equipment resulting in capital lease obligations of $500 and $53, respectively.

See accompanying notes to consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$25,118	$22,835
Restricted cash	975	—
Accounts receivable, net of allowance for uncollectible accounts of $288 and $368 as of December 31, 2006 and 2005, respectively	40,804	38,658
Inventories, net	34,575	34,894
Prepaid expenses and other assets	1,576	3,270
Deferred income taxes	5,078	3,470
Discontinued operations	—	16,069

Total current assets	108,126	119,196
Property, plant and equipment, net	98,117	102,949
Goodwill	144,575	144,575
Intangible and other assets, net	92,545	98,751
Due from Stanadyne Holdings, Inc.	—	130
Discontinued operations	—	22,777

Total assets	$443,363	$488,378

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts payable	$22,406	$18,559
Accrued liabilities	42,288	33,391
Current maturities of long-term debt	6,673	3,844
Current portion of capital lease obligations	299	235
Discontinued operations	—	7,096

Total current liabilities	71,666	63,125
Long-term debt, excluding current maturities	181,638	224,132
Deferred income taxes	32,744	42,322
Capital lease obligations, excluding current portion	454	236
Due to Stanadyne Holdings, Inc.	891	—
Other non current liabilities	46,742	47,393

Total liabilities	334,135	377,208

Minority interest in consolidated subsidiary	—	72
Commitments and Contingencies
Stockholder’s Equity:
Common stock, par value $.01, authorized 10,000 shares, issued and outstanding 1,000 shares	—	—
Additional paid-in capital	105,000	105,000
Other accumulated comprehensive (loss) income	589	(258)
Retained earnings	3,639	6,356

Total stockholder’s equity	109,228	111,098

Total liabilities and stockholder’s equity	$443,363	$488,378

See accompanying notes to consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Successor			Predecessor
	Year Ended December 31, 2006	Year Ended December 31, 2005	148 Days Ended December 31, 2004	218 Days Ended August 5, 2004
Net sales	$304,618	$295,956	$120,506	$168,057
Costs of goods sold	235,498	229,035	91,798	127,973

Gross profit	69,120	66,921	28,708	40,084
Selling, general, administrative and other operating expenses	42,936	35,720	13,572	18,807
Transaction related costs	—	—	—	22,702

Operating income (loss)	26,184	31,201	15,136	(1,425)
Other income (expense):
Interest income	1,446	537	47	94
Interest expense	(21,793)	(20,945)	(8,436)	(4,863)

Income (loss) from continuing operations before income tax expense (benefit) and minority interest	5,837	10,793	6,747	(6,194)
Income tax expense (benefit)	891	3,534	1,641	(1,516)

Income (loss) from continuing operations before minority interest	4,946	7,259	5,106	(4,678)
Minority interest in loss (income) of consolidated subsidiary	72	130	(5)	42

Income (loss) from continuing operations	5,018	7,389	5,101	(4,636)
Loss from discontinued operations, net of tax	(7,735)	(5,612)	(522)	(843)

Net (loss) income	$(2,717)	$1,777	$4,579	$(5,479)

See accompanying notes to consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

			Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Comprehensive Income (Loss)	Total
	Common Stock
	Shares	Amount
January 1, 2004 (Predecessor)	1,000	$—	$59,858	$1,479	$20,763		$82,100
Comprehensive income:
Net loss					(5,479)	$(5,479)	(5,479)
Other comprehensive income - Foreign currency translation adjustment				(26)		(26)	(26)

Comprehensive loss						$(5,505)

August 5, 2004 (Predecessor)	1,000	$—	$59,858	$1,453	$15,284		$76,595

Initial capitalization – August 6, 2004	1,000	$—	$105,000	$—	$—		$105,000
Comprehensive income:
Net income					4,579	$4,579	4,579
Other comprehensive income - Foreign currency translation adjustment				1,410		1,410	1,410

Comprehensive income						$5,989

December 31, 2004 (Successor)	1,000	—	105,000	1,410	4,579		110,989
Comprehensive income:
Net income					1,777	$1,777	1,777
Other comprehensive loss - Foreign currency translation adjustment				(1,581)		(1,581)	(1,581)
Additional pension liability, net of tax of $55				(87)		(87)	(87)

Other comprehensive loss						(1,668)

Comprehensive income						$109

December 31, 2005 (Successor)	1,000	—	105,000	(258)	6,356		111,098
Comprehensive income:
Net income					(2,717)	$(2,717)	(2,717)
Other comprehensive income (loss) - Foreign currency translation adjustment				1,263		1,263	1,263
Additional pension liability, net of tax of $265				(416)		(416)	(416)

Other comprehensive income						847

Comprehensive loss						$(1,870)

December 31, 2006 (Successor)	1,000	$—	$105,000	$589	$3,639		$109,228

See accompanying notes to consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Successor			Predecessor
	Year Ended December 31, 2006	Year Ended December 31, 2005	148 Days Ended December 31, 2004	218 Days Ended August 5, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,717)	$1,777	$4,579	$(5,479)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	23,371	24,957	9,454	11,970
Amortization of debt issuance costs	2,026	2,029	813	434
Deferred income taxes	(11,355)	(869)	728	(4,425)
Minority interest in (loss) income of consolidated subsidiary	(72)	(130)	5	(41)
Loss on disposal of property, plant and equipment	9,422	2,506	25	187
Stock compensation expense	849	—	—	—
Changes in assets and liabilities:
Accounts receivable	(343)	(3,419)	(2,536)	(2,457)
Inventories	13	93	2,055	(7,610)
Prepaid expenses and other assets	1,337	2,467	(687)	(50)
Due to/from Holdings or Stanadyne Automotive Holding Corp.	1,021	(130)	—	38
Accounts payable	3,573	(3,274)	(9,371)	11,239
Accrued liabilities	6,769	(10,923)	130	16,242
Other non current liabilities	(2,320)	2,535	(8,614)	15

Net cash provided by (used in) operating activities	31,574	17,619	(3,419)	20,063

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,909)	(11,683)	(6,575)	(6,361)
Proceeds from disposal of property, plant and equipment	289	37	—	5
Acquisition, net of cash acquired	—	—	(225,026)	—
Increase in restricted cash	(975)
Proceeds from sale of discontinued operations	24,541	—	—	—

Net cash provided by (used in) investing activities	10,946	(11,646)	(231,601)	(6,356)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of common stock issuance	—	—	105,000	—
Payments of loan origination fees	—	(82)	(16,010)	—
Proceeds from long-term debt	—	—	225,000	—
(Payments of) proceeds on foreign long-term debt, net	(48)	12	—	—
Net proceeds (payments) on foreign overdraft facilities	2,795	581	(732)	476
Payments on long-term debt	(42,988)	(923)	(88,658)	(2,852)
Payments on capital lease obligations	(279)	(314)	(84)	(127)

Net cash (used in) provided by financing activities	(40,520)	(726)	224,516	(2,503)

Net increase (decrease) in cash and cash equivalents	2,000	5,247	(10,504)	11,204
Effect of exchange rate changes on cash and cash equivalents	37	(542)	(336)	35
Cash and cash equivalents at beginning of period	23,081	18,376	29,216	17,977

Cash and cash equivalents at end of period (1)	$25,118	$23,081	$18,376	$29,216

(1)	Includes $246 of cash as of December 31, 2005 included in current assets of discontinued operations in the accompanying Consolidated Balance Sheets.

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:

During the year ended December 31, 2006 and the period August 6, 2004 through December 31, 2004, Stanadyne Corporation entered into capital leases for new equipment resulting in capital lease obligations of $500 and $53, respectively.

See accompanying notes to consolidated financial statements.

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

Holdings is a holding company with no other operations beyond those of its indirectly, wholly-owned subsidiary, Stanadyne. Stanadyne is a leading designer and manufacturer of highly engineered, precision manufactured engine components, including fuel injection equipment for diesel engines. Stanadyne sells engine components to original equipment manufacturers in a variety of applications, including agricultural and construction vehicles and equipment, industrial products, automobiles, light duty trucks and marine equipment. The aftermarket is a core element of Stanadyne’s operations. Stanadyne’s previously wholly-owned subsidiary, Precision Engine Products Corp. (“PEPC”), was a supplier of roller-rocker arms, hydraulic valve lifters and lash adjusters to automotive engine manufacturers and the independent automotive aftermarket. On July 31, 2006, certain assets and liabilities of PEPC were sold to Defiance, Inc., a part of GenTek, Inc. (see Note 22).

Unless separately stated, the notes herein relate to both Holdings and Stanadyne for the years ended December 31, 2006 and 2005 and for the period August 6, 2004 through December 31, 2004 and to Stanadyne for all other periods. The consolidated financial statements of Holdings and Stanadyne as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for the years ended December 31, 2006 and 2005 and for the period from August 6, 2004 to December 31, 2004 are presented on a Successor basis. The consolidated financial statements of Stanadyne for the period from January 1, 2004 to August 5, 2004 are presented on a Predecessor basis.

Transactions. On August 6, 2004, KSTA Acquisition, LLC (“KSTA”), a Delaware limited liability company, acquired all of the outstanding capital stock of SAHC, from American Industrial Partners Capital Fund II, L.P. (“AIP”) and certain other stockholders, on the terms and conditions specified in the stock purchase agreement entered into on June 23, 2004. Subsequent to such purchase of stock, KSTA distributed the stock of SAHC to its parent Holdings and certain other stockholders and then immediately merged with and into Stanadyne, with Stanadyne continuing as the surviving corporation and a wholly-owned subsidiary of SAHC, which is a wholly-owned subsidiary of Holdings. As a result of such merger, Holdings assumed by operation of law all of the rights and obligations of KSTA. Holdings was formed at the direction of an investor group led by Kohlberg Management IV, L.L.C., which now owns a majority of the outstanding common stock of Holdings. These transactions were financed by a cash equity investment in Holdings by an investor group led by Kohlberg Management IV, L.L.C., borrowings under Stanadyne’s senior secured credit facility, and the issuance of notes. The merger and the related transactions, including the issuance of the notes, the entering into of Stanadyne’s new senior secured credit facility, the repayment of certain existing indebtedness, including the tender for and the subsequent redemption of Stanadyne’s senior subordinated unsecured notes, and the payment of related fees and expenses, are collectively referred to as the “Transactions.”

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(1)	Business and Transactions – (Concluded)

The amounts necessary to consummate the Transactions totaled approximately $330 million, including approximately $221.4 million to pay the then equity holders of SAHC, approximately $88.3 million to repay existing indebtedness and approximately $20.0 million in related fees and expenses.

The Transactions were financed as follows:

•	a cash common equity investment of $105 million in Holdings by an investor group led by funds managed by Kohlberg Management IV, L.L.C. and certain members of management of Stanadyne;

•	KSTA and Stanadyne issued new senior subordinated notes to various qualified institutional buyers for $160 million (see Note 9);

•	KSTA and Stanadyne borrowed $65 million under a new six year term loan senior secured credit facility (see Note 9).

Allocation of Purchase Price. The Transactions were accounted for using the purchase method of accounting, whereby the purchase cost was allocated to the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed with the excess identified as goodwill, as set forth in the table below. The goodwill resulting from the transaction was approximately $146.9 million. The fair value of the purchase price was allocated as of August 6, 2004 as follows:

Current assets	$111,297
Property, plant and equipment	132,113
Goodwill	146,893
Intangible and other assets	110,609
Deferred income taxes	7,221

Total assets acquired	508,133

Current liabilities	61,674
Capital lease obligations	811
Foreign debt	4,429
Senior subordinated notes (Old Notes)	11,793
Long term deferred income taxes	46,132
Pension and other post-retirement liabilities	53,097
Other long term liabilities	197

Total liabilities	178,133

Net assets acquired	$330,000

The current assets included $23.0 million of acquired cash, of which $11.8 million used for the settlement of the 10.25% Senior Subordinated Notes (the “Old Notes”) (See Note 9).

Intangible assets totaling $110.6 million included $51.1 million of non-amortizing trademarks and trade names, $16.0 million of debt issuance costs with an average useful life of 8.6 years, $24.3 million of technology with an average useful life of 12.8 years, and $18.6 million assigned to customer relationships with an estimated useful life of 10 years.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(2)	Summary of Significant Accounting Policies

Principles of Consolidation and Discontinued Operations. The consolidated financial statements of Holdings include the accounts of Holdings and all of Holdings’ wholly-owned subsidiaries: SAHC, Stanadyne, Precision Engine, Stanadyne, SpA (“SpA”) and Precision Engine Products LTDA (“PEPL”). Intercompany balances have been eliminated in consolidation. A joint venture, Stanadyne Amalgamations Private Limited (“SAPL”), is fully consolidated based on the Company’s 51% controlling share, while the remaining 49% is accounted for as a minority interest. During the second quarter of 2006, the cumulative losses applicable to the minority interest in subsidiary exceeded the minority interest in the equity capital of SAPL; therefore all losses since that time applicable to the minority interest are charged to the Company until such time as SAPL has future income and/or financing from the minority interest. The financial statements of SAPL, SpA and PEPL are consolidated on a fiscal year basis ending November 30. Certain amounts related to PEPC, including PEPL, are presented as discontinued operations for all periods presented herein (see Note 22).

Cash and Cash Equivalents. The Company considers cash on hand and short-term investments with an original maturity of three months or less to be “cash and cash equivalents.”

Inventories. Inventories are stated at the lower of cost or market. The principal components of costs included in inventories are materials, labor, subcontract cost and overhead. The Company uses the last-in/first-out (“LIFO”) method of valuing its inventory, except for the inventories of SpA and SAPL, which are valued using the first-in/first-out (“FIFO”) method. At December 31, 2006 and 2005, inventories valued at LIFO represented 77% and 79% of total inventories, respectively.

Property, Plant and Equipment. Property, plant and equipment, including significant improvements thereto, are recorded at cost. Equipment under capital leases is stated at the net present value of minimum lease payments. Depreciation of plant and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets within the following ranges:

Buildings and improvements	15 to 20 years
Machinery and equipment	2 to 12 years
Computer hardware and software	1 to 5 years

Goodwill and Other Intangible Assets. The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142 (“FAS 142”) “Goodwill and Other Intangible Assets” and SFAS No. 144 (“FAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets.” FAS 142 requires the carrying value of goodwill be evaluated for impairment on an annual basis and when other conditions exist by applying a fair value based test. The Company’s annual evaluation of the carrying value of goodwill as of December 31, 2006 and 2005 determined that there was no impairment of goodwill. Significant judgments are required to estimate the fair value of reporting units include projecting future cash flows, determining appropriate discount rates and other assumptions. The projections are based on historical performance and future estimated results. Intangible assets consist primarily of technological know-how, trademarks, customer contracts, patents and deferred loan origination costs. Identifiable intangible assets are amortized over their useful lives of 4 to 18.5 years.

Impairment of Long-Lived and Intangible Assets. The Company reviews long-lived assets, including property plant and equipment and certain identifiable intangible assets, to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

(dollars in thousands)

(2)	Summary of Significant Accounting Policies - (Continued)

recoverable. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the related assets, the Company recognizes an impairment loss. Impairment losses are measured as the amount by which the carrying amount of the assets, including related intangible assets, exceeds the future cash flows for the assets.

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

Product Warranty. The Company provides an accrual for the estimated future warranty costs of its products at the time the revenue is recognized. These estimates are based upon analyses of historical experience of product returns and the related cost.

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

Income Taxes. Income taxes are accounted for in accordance with the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the tax basis of assets and liabilities and their financial reporting amounts. A valuation allowance is recorded when realization of deferred tax assets is not likely.

Foreign Currency Translation. The Company’s policy is to translate balance sheet accounts using the exchange rate at the balance sheet date and statement of operations accounts using the average monthly exchange rate for the month in which the transactions are recognized. The resulting translation adjustment is recorded as accumulated other comprehensive income (loss) in the consolidated balance sheets. Worldwide foreign currency transaction (losses) gains of $(27), $18, $(52) and $68 are included in the consolidated statements of operations for the years ended December 31, 2006 and 2005, 148 days ended December 31, 2004, and the 218 days ended August 5, 2004, respectively.

Revenue Recognition. Sales and related costs of sales are recorded when products are shipped to customers. The Company enters into long-term contracts with certain customers for the supply of parts during the contract period. Sales returns and allowances are recorded as identified or communicated by the customer and internally approved. The Company does not provide customers with general rights of return for products sold; however, in limited circumstances, the Company will allow sales returns and allowances from customers if the products sold do not conform to specifications.

Research and Development. Research and development (“R&D”) costs incurred for the years ended December 31, 2006 and 2005, 148 days ended December 31, 2004, and the 218 days ended August 5, 2004

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

(dollars in thousands)

(2)	Summary of Significant Accounting Policies - (Continued)

were $11,528, $11,917, $4,534 and $7,508, respectively, of which $1,505, $634, $513 and $900, respectively, were reimbursed by customers. The net expenses of $10,023, $11,283, $4,020 and $6,608 for the years ended December 31, 2006 and 2005, 148 days ended December 31, 2004, and the 218 days ended August 5, 2004, respectively, are included in the consolidated statements of operations.

Stock Options. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”), using the modified prospective method. Under the modified prospective method, compensation costs are recognized for all stock option awards granted subsequent to January 1, 2006, as well as for the unvested portion of stock option awards outstanding as of January 1, 2006. Stock compensation expense is calculated on a straight-line basis over the requisite service period for each separately vesting portion of an award as if the awards were in-substance, multiple awards, which results in an acceleration of compensation expense. The stock compensation expense recorded during the year ended December 31, 2006 totaled $849, $801 of which is included in income from continuing operations and $48 of which is included in discontinued operations. In accordance with the modified prospective method, results for prior periods have not been restated.

Prior to January 1, 2006, the Company followed the intrinsic method of accounting for its stock-based compensation under the guidelines set forth in Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees.” Intrinsic value is the excess of the market value of the common stock over the exercise price at the date of grant. Pro forma information regarding net (loss) income is presented below as of the Company had accounted for its employee stock options under the fair value method using Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation”:

	Year Ended December 31,	148 Days Ended December 31,
Stanadyne Holdings, Inc.	2005	2004 (1)
Net (loss) income as reported	$(2,929)	$4,445
Stock based compensation using Black-Scholes option valuation model, net of related tax effects	446	359

Pro forma net (loss) income	$(3,375)	$4,086

	Year Ended December 31,	148 Days Ended December 31,
Stanadyne Corporation	2005	2004 (1)
Net income as reported	$1,777	$4,579
Stock based compensation using Black-Scholes option valuation model, net of related tax effects	446	359

Pro forma net income	$1,331	$4,220

(1)	The pro forma effects of compensation costs on net income under the fair value method for the period from January 1, 2004 to August 5, 2004 of the Predecessor have not been presented since all options were purchased and expensed in this period.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

(dollars in thousands)

(2)	Summary of Significant Accounting Policies - (Continued)

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company believes that the significant accounting policies most critical to aid in fully understanding and evaluating the financial results include: product warranty reserves, inventory reserves for excess or obsolescence, pension and postretirement benefit liabilities and stock compensation. Actual results could differ from those estimates.

New Accounting Pronouncements. The FASB issued Interpretation Number 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” in June of 2006. The interpretation contains a two step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The provisions of FIN48 are effective beginning in 2007. The Company does not believe the adoption of FIN 48 will have a material impact on its consolidated financial statements.

In September of 2006 the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The pronouncement is applicable in cases when assets or liabilities are to be measured at fair value. It does not establish new circumstances in which fair value would be used to measure assets or liabilities. The provisions of this standard are effective for the Company commencing in 2008. The Company is currently evaluating the impact, if any, that the adoption of FAS 157 will have on its consolidated financial statements.

Also in September of 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”). This standard requires employers to recognize the over-funded or under-funded status of defined benefit postretirement plans, measured as the difference between the fair value of plan assets and the benefit obligation, as an asset or liability in its balance sheet. It also requires recognition of changes in funded status in the year in which the changes occur through other comprehensive income. The provisions of this standard are effective for the Company as of December 31, 2007. The Company is currently evaluating the impact that the adoption of FAS 158 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115” (“FAS 159”). The objective of FAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported net income caused by measuring related assets and liabilities differently. This statement permits entities to choose, at specified election dates, to measure eligible items at fair value (i.e., the fair value option). Items eligible for the fair value option include certain recognized financial assets and liabilities, rights and obligations under certain insurance contracts that are not financial instruments, host financial instruments resulting from the separation of an embedded non-financial derivative instrument from a non-financial hybrid instrument, and certain commitments. Business entities shall report unrealized gains and losses on items for which the fair value option has been elected in net income. The fair value option: (a) may be applied instrument by instrument, with certain exceptions; (b) is irrevocable (unless a new election date

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

(dollars in thousands)

(2)	Summary of Significant Accounting Policies - (Continued)

occurs); and (c) is applied only to entire instruments and not to portions of instruments. FAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although early adoption is permitted under certain conditions. Companies shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company expects to adopt FAS 159 on January 1, 2008, but has not yet determined the items to which the Company may apply the fair value option or the impact on the Company’s consolidated financial statements upon adoption.

Reclassifications. Certain amounts within the 2005 and 2004 consolidated financial statements have been reclassified to conform with the 2006 presentation

(3)	Inventories

Inventories at December 31 consisted of:

	2006	2005
Raw materials	$15,543	$14,258
Work in process	13,823	13,115
Finished goods	5,209	7,521

	$34,575	$34,894

The LIFO asset at December 31, 2006 and 2005 was $5,743 and $5,799, respectively.

(4)	Property, Plant and Equipment

Property, plant and equipment including equipment under capital leases at December 31 consisted of:

	2006	2005
Land	$10,084	$9,310
Building and improvements	23,253	22,261
Machinery and equipment	102,417	90,547
Assets under capital leases	1,440	940
Construction in progress	2,799	3,263

	139,993	126,321
Less accumulated depreciation and amortization	41,876	23,372

	$98,117	$102,949

Depreciation expense including amortization of assets acquired under capital leases was $17,957, $17,256, $6,392 and $9,762 for the years ended December 31, 2006 and 2005, the 148 day period ended December 31, 2004, and the 218 day period ended August 5, 2004, respectively. The net book value of assets acquired under remaining capital leases was $1,206 and $757 at December 31, 2006 and 2005, respectively.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

(dollars in thousands)

(4)	Property, Plant and Equipment – (Concluded)

The Company recorded an impairment charge of $2,473 in 2005 for machinery and equipment in the Windsor, Connecticut location of the Precision Engine segment that was sold in the first quarter of 2006. This impairment is a result of re-sourcing of the Precision Engine segment Windsor, Connecticut component manufacturing to a lower cost supply base. This impairment charge is included in the 2005 loss from discontinued operations (see Note 22).

(5)	Other Intangible Assets

Major components of intangible assets, other than goodwill, at December 31 consisted of:

Holdings:	2006		2005
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks/Trade names	$51,100	$—	$51,100	$—
Technology/patents	24,300	6,140	24,300	3,585
Customer contracts	15,252	3,665	15,252	2,140
Debt issuance costs	18,447	5,339	18,447	3,080
Other	516	41	597	23

	$109,615	$15,185	$109,696	$8,828

Stanadyne:	2006		2005
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks/Trade names	$51,100	$—	$51,100	$—
Technology/patents	24,300	6,140	24,300	3,585
Customer contracts	15,252	3,665	15,252	2,140
Debt issuance costs	16,091	4,868	16,092	2,842
Other	516	41	597	23

	$107,259	$14,714	$107,341	$8,590

Amortization expense was $4,097, $4,097, $1,651 and $271 for the years ended December 31, 2006 and 2005, 148 day period ended December 31, 2004, and for the 218 day period ended August 5, 2004, respectively. Estimated annual amortization expense of the Company’s intangible assets is expected to be $3,761 in 2007, $3,264 in 2008, $3,249 in 2009, $3,160 in 2010 and $2,944 in 2011.

Amortization of debt discount and deferred financing fees is included as interest expense in the accompanying condensed consolidated statements of operations for Holdings of $10,364, $9,490, $1,031 and $434 for the years ended December 31, 2006 and 2005, the 148 day period ended December 31, 2004, and the 218 day period ended August 5, 2004, respectively. Amortization of deferred financing fees is included as interest expense in the accompanying consolidated statements of operations for Stanadyne of $2,026, $2,029, $813 and $434 for the years ended December 31, 2006, December 31, 2005, the 148 day period ended December 31, 2004, and the 218 day period ended August 5, 2004, respectively.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

(dollars in thousands)

(6)	Leases

The Company is obligated under certain non-cancelable operating leases. Rent expense for the years ended December 31, 2006 and 2005, 148 day period ended December 31, 2004, and the 218 day period ended August 5, 2004 was $2,070, $2,098, $877 and $1,250, respectively.

Future minimum payments under non-cancelable operating leases with initial or remaining lease terms in excess of one year and future minimum capital lease payments as of December 31, 2006 were as follows:

	Capital Leases	Operating Leases
Year ending December 31:
2007	$296	$981
2008	291	634
2009	218	451
2010	133	162
2011	91	18

Total minimum lease payments	1,029	$2,246

Less: amount representing interest	(276)

Present value of net minimum capital lease obligations	753
Less: current installments of capital lease obligations	(299)

Capital lease obligations, excluding current installments	$454

(7)	Accrued Liabilities

Accrued liabilities at December 31 consisted of:

	Holdings		Stanadyne
	Successor 2006	Successor 2005	Successor 2006	Successor 2005
Accrued interest	$6,972	$7,305	$6,972	$7,305
Salaries, wages and bonus	8,138	6,892	8,138	6,892
Vacation	4,853	4,749	4,853	4,749
Accrued warranty	5,667	4,935	5,667	4,935
Accrued taxes	2,184	2,344	2,184	2,344
Workers’ compensation	2,292	2,009	2,292	2,009
Retiree health benefits	831	908	831	908
Pensions	7,318	232	7,318	232
Other	4,042	4,025	4,033	4,017

	$42,297	$33,399	$42,288	$33,391

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

(dollars in thousands)

(8)	Other Non Current Liabilities

Other non current liabilities at December 31 consisted of:

	2006	2005
Pensions	$24,143	$26,784
Retiree health benefits	10,458	9,785
Italian leaving indemnity (Note 10)	6,548	5,894
Workers’ compensation	4,293	4,241
Environmental	702	678
Other non-current liabilities	599	11

	$46,742	$47,393

(9)	Long-term Debt

Long-term debt at December 31 consisted of:

	Holdings		Stanadyne
	2006	2005	2006	2005
Revolving credit lines	$—	$—	$—	$—
Term Loans	21,200	64,188	21,200	64,188
Senior Subordinated Notes	160,000	160,000	160,000	160,000
Holdings Senior Discount Notes, net of unamortized discount of $26,308 and $34,415 at December 31, 2006 and 2005, respectively	73,692	65,585	—	—
Stanadyne Amalgamations Private Limited debt, payable to India banks through 2008, bearing interest at rates ranging from 7.54% to 8.0%	1,186	1,194	1,186	1,194
Stanadyne, SpA debt, payable to Italian banks through 2007, bearing interest at rates ranging from 3.25% to 4.38%	5,925	2,594	5,925	2,594

	262,003	293,561	188,311	227,976
Less current maturities of long-term debt	6,673	3,844	6,673	3,844

Long-term debt, excluding current maturities	$255,330	$289,717	$181,638	$224,132

On August 6, 2004 as a result of the Transactions, Stanadyne refinanced its existing U.S. senior bank facility comprised of term loans and revolving credit lines, which resulted in one new term loan (the “Term Loans”) and a new revolving credit line (the “Revolving Credit Line”). In addition, Stanadyne issued new senior subordinated notes (the “Notes”) totaling $160,000.

At December 31, 2006 and 2005, Stanadyne had a total borrowing availability of $27,469 and $28,262, respectively, against the total maximum limit of the $35,000 Revolving Credit Line of which $7,531 and $6,738 were used for standby letters of credit at December 31, 2006 and 2005, respectively. Any amounts outstanding against the Revolving Credit Line are payable on August 6, 2009. If there were any borrowings of the Revolving Credit Line, the interest rate would have been 9.5% at December 31, 2006. Stanadyne also pays a commitment fee of 0.5% on the unused portion of the Revolving Credit Line.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

(dollars in thousands)

(9)	Long-term Debt – (Continued)

At December 31, 2006 and 2005, the Company had $21,200 and $64,188, respectively, in Term Loans outstanding. The Company made scheduled quarterly Term Loan payments totaling $488 in 2006. The Term Loan and Revolving Credit Line agreements were amended in July, 2006 to require net proceeds from the sale of certain assets and liabilities of PEPC to be applied to the Term Loans of $23.5 million. The Company repaid an additional $19.0 million of Term Loans from surplus cash in December, 2006. Because the Company made pre-payments, the Term Loans outstanding at December 31, 2006 are payable with a final balloon payment of $21,200 on August 6, 2010. The Term Loans are primarily LIBOR borrowings and are re-priced approximately every month based on prevailing market rates. Accrued interest was calculated on outstanding term loan balances at 8.85% and 9.75% at December 31, 2006 and December 31, 2005, respectively.

Payment of the Revolving Credit Line and Term Loans (the “Senior Bank Facility”) is an obligation of Stanadyne Corporation (the “Borrower”) and is guaranteed by SAHC and each domestic subsidiary of SAHC, other than the Borrower (the “Guarantors”). The Senior Bank Facility is secured by substantially all of the assets of the Borrower and by a pledge of substantially all the issued and outstanding capital stock of the Guarantor and 65% of the capital stock of SpA and SAPL. In addition, the Senior Bank Facility is subject to financial and other covenants, including limits on indebtedness, liens and capital expenditures, and restrictions on dividends or other distributions to stockholders. The Company was in compliance with all of the Senior Credit Facility covenants as of December 31, 2006 and 2005.

Stanadyne had $160,000 of Notes outstanding at December 31, 2006 and 2005 at a fixed interest rate of 10.00%. The Notes are due on August 15, 2014. Payment of the Notes is an obligation of Stanadyne. In addition, the Notes are subject to covenants including limitations on indebtedness, liens, and dividends or other distributions to stockholders.

Stanadyne had $66,000 of senior subordinated notes issued in 1997 (the “Old Notes”) outstanding at December 31, 2003 at a fixed interest rate of 10.25%. The Old Notes were due on December 15, 2007. Payment of the senior subordinated notes was an obligation of Stanadyne and was guaranteed by PEPC. In addition, the Old Notes were subject to covenants including limitations on indebtedness, liens, and dividends or other distributions to stockholders. Following the Transactions, Stanadyne purchased $54,482 of Old Notes based on the terms of a tender offer dated July 19, 2004. $11,518 of the outstanding balance of Old Notes was called by Stanadyne according to the terms of the original indenture and purchased on September 7, 2004.

On December 20, 2004, Holdings issued $100 million of senior discount notes (the “Discount Notes”) due in 2015. The Discount Notes bear interest at a stated rate of 12%. The Discount Notes were issued at a discounted price of 58.145% resulting in net proceeds of approximately $58,145 before considering financing costs. Interest will accrete until August 15, 2009. The Discount Notes are unsecured senior obligations of Holdings and are subordinated to all existing and future senior indebtedness, including obligations under the Stanadyne’s Senior Secured Bank Facility. The Discount Notes are not guaranteed by Stanadyne or any of the other subsidiaries of Holdings and are effectively subordinated to all of Stanadyne’s secured debt. Holdings was in compliance with the covenants in the Discount Notes as of December 31, 2006 and 2005. Amortization of original issue discount interest expense was $8,107 and $7,229 for the year ended December 31, 2006 and for the year ended December 31, 2005, respectively. Proceeds from the issuance of these Discount Notes were used for a $55,900 distribution/return of capital to Holdings’ common shareholders and $2,245 of related financing costs.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

(dollars in thousands)

(9)	Long-term Debt – (Concluded)

At December 31, 2006 and 2005 and, the weighted average interest rate on the Company’s current and long-term borrowings at SAPL was 7.66% and 6.0%, respectively.

At December 31, 2006 and 2005, the weighted average interest rate on the Company’s short-term borrowings at SpA was 4.09% and 2.85%, respectively.

The fair values of the Company’s Term Loans and short-term borrowings approximated their recorded values at December 31, 2006 and 2005 based on similar borrowing agreements offered by other major institutional banks. The fair value of the Notes based on bid prices at December 31, 2006 and 2005 was approximately $163,600 and $153,000, respectively. The fair value of Holdings’ Discount Notes based on bid prices at December 31, 2006 and 2005 was $67,625 and $50,125, respectively.

The aggregate maturities of long-term debt outstanding at December 31, 2006 were:

	Holdings	Stanadyne
2007	$6,673	$6,673
2008	434	434
2009	3	3
2010	21,201	21,201
2011	—	—
Thereafter	233,692	160,000

	$262,003	$188,311

For the years ended December 31, 2006 and 2005, 148 day period ended December 31, 2004, and the 218 day period ended August 5, 2004, interest paid by Stanadyne was $21,293, $20,703, $1,717 and $4,122, respectively.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

(dollars in thousands)

(10)	Pensions – (Continued)

The following table sets forth the change in benefit obligation, change in plan assets and funded status of the pension plans and amounts recognized in the Company’s consolidated balance sheets as of December 31, 2006 and 2005:

	2006	2005
Change in projected benefit obligations:
Benefit obligation at beginning of year	$96,421	$87,117
Service cost	3,367	3,489
Interest cost	5,696	5,167
Actuarial loss	314	3,280
Benefits paid	(3,450)	(2,632)

Benefit obligation at end of year	$102,348	$96,421

Change in plan assets:
Fair value of plan assets at beginning of year	$66,845	$53,536
Actual return on plan assets	9,152	4,377
Employer contribution	321	11,564
Benefits paid	(3,450)	(2,632)

Fair value of plan asset at end of year	$72,868	$66,845

Funded status:
Funded status	$(29,480)	$(29,576)
Unrecognized prior service cost	(641)	(705)
Unrecognized net actuarial loss	166	3,407

Accrued pension cost	$(29,955)	$(26,874)

Amounts recognized in the balance sheet:
Accrued benefit liability	$(30,778)	$(27,016)
Accumulated other comprehensive income	823	142

Accrued pension cost	$(29,955)	$(26,874)

The components of the net periodic pension costs were as follows:

	Successor			Predecessor
	Year Ended December 31, 2006	Year Ended December 31, 2005	148 Days Ended December 31, 2004	218 Days Ended August 5, 2004
Service cost	$3,367	$3,489	$1,253	$1,854
Interest cost	5,696	5,167	1,958	2,898
Expected return on plan assets	(5,708)	(4,916)	(1,640)	(2,486)
Amortization of prior service costs	(64)	(64)	—	103
Recognized net actuarial loss	110	8	—	33

Net periodic pension cost	$3,401	$3,684	$1,571	$2,402

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

(dollars in thousands)

(10)	Pensions – (Continued)

Actuarial assumptions used in accounting for the pension plans were:

	As of December 31, 2006	As of December 31, 2005
Benefit obligation at year-end:
Assumed average salary compensation increase	4.00%	4.00%
Discount rate	6.00%	5.75%

	Successor			Predecessor
	Year Ended December 31, 2006	Year Ended December 31, 2005	148 Days Ended December 31, 2004	218 Days Ended August 5, 2004
Net periodic benefit cost for the year:
Assumed average salary compensation increase	4.00%	4.00%	4.00%	4.00%
Discount rate	5.75%	6.00%	6.25%	6.25%
Expected long-term rate of return on assets	8.75%	8.75%	8.75%	8.75%

The assumed average salary compensation increase of 4% reflects the current economic conditions. No compensation increase rate is applicable for the hourly plans, as participants accrue fixed benefits for each year of service (regardless of compensation earned).

The discount rate used to value the pension obligation is developed with consideration given to a number of factors, including the current interest rate environment, benchmark fixed-income yields, peer comparisons, and expected future pension benefit payments. A discount rate of 6.0% set at December 31, 2006, reflects an increase of 25 basis points for the period 2006 in the weighted average of Moody’s Baa and Aaa rates (which represents a proxy for the Moody’s Aa rate). The discount rate of 5.75% set at December 31, 2005, reflects a decrease in interest rates during 2005 measured on the same basis.

The expected return on assets assumption is developed with reference to historical returns, forward-looking return expectations, the pension plan’s investment allocation, and peer comparisons. The Company has selected an 8.75% per annum investment return assumption for 2006 Statement of Financial Accounting Standards (“SFAS”) SFAS No. 87, “Employers’ Accounting for Pensions” expense purposes. This rate of return is net of investment expenses.

In selecting the expected return assumption, the Company takes into consideration information provided by the pension plan trustee and the pension plan’s actuary. Based on the asset allocation percentages in the Company’s current investment policy, the actuary’s January 2005 investment return model produced a range of expected investment returns over the next 20 years of 6.2% to 9.5%. Based on the 5,000 investment return simulations produced by the model, it is anticipated that a passively invested fund allocated in accordance with the Company’s investment policy would generate an average annual return over the 20-year projection period equal to or in excess of 6.2% three-quarters of the time, while returns of 9.5% or greater would be anticipated 25% of the time. Therefore, the “best-estimate” range, based on this model, is 6.2% to 9.5%. Based on the foregoing considerations, and historical performance of the fund assets since 1988, the Company believes that an expected return assumption of 8.75% per annum is reasonable.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

(dollars in thousands)

(10)	Pensions – (Continued)

Pension amounts shown are determined based on a measurement date of December 31, which coincides with the Company’s year end.

The Company was not required to make any contributions to the Qualified Plan in 2006 for the 2005 plan year. The minimum required contribution for the Qualified Plan in 2007 is approximately $6.6 million.

Asset management objectives under the pension plan’s investment policy include maintaining an adequate level of diversification to reduce interest rate and market risk and providing adequate liquidity to meet immediate and future benefit payment requirements.

The Company’s pension plan asset allocation at December 31, 2006 and 2005 and targeted allocation for 2007 by asset category are as follows:

Asset Category	Target Allocation	Percentage of Plan Assets
	2007	2006	2005
Equity securities	55%-85%	71%	71%
Debt securities	15%-42%	29%	29%
Real estate	0%-5%	0%	0%
Cash equivalents	0%-5%	0%	0%

		100.0%	100.0%

The equity securities and debt securities do not directly include any amounts of Company stock, Notes or Discount Notes at December 31, 2006 and 2005. Assets are generally rebalanced to the target asset allocation quarterly.

Estimated future benefit payments are as follows:

2007	$3,774
2008	4,078
2009	4,464
2010	4,928
2011	5,376
Subsequent five years	35,010

Additional information for defined pension plans includes:

	December 31, 2006	December 31, 2005
Accumulated benefit obligation	$93,894	$87,120
Increase in minimum pension liability included in accumulated other comprehensive income	681	142

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(10)	Pensions – (Concluded)

Additional information for pension plans with accumulated benefit obligations in excess of plan assets:

	December 31, 2006	December 31, 2005
Projected benefit obligation	$102,348	$96,421
Accumulated benefit obligation	93,894	87,120
Fair value of assets	72,868	66,845

In accordance with Italian Civil Code, the Company provides employees of SpA a leaving indemnity payable upon termination of employment. The amount of this leaving indemnity is determined by the employee’s category, length of service, and overall remuneration earned during service. Amounts included as part of other liabilities at December 31, 2006 and 2005 were $7,181 and $6,316, respectively. Leaving indemnity expense was $832, $797, $256 and $417 for the years ended December 31, 2006 and 2005, 148 day period ended December 31, 2004, and 218 day period ended August 5, 2004, respectively.

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

Benefits may be paid under the Stanadyne Corporation Pension Plan and the SERP in the form of (i) a straight-life annuity for the life of the participant; (ii) a 50%, 75% or 100% joint and survivor annuity whereby the participant receives a reduced monthly benefit for life and the surviving spouse receives 50%, 75% or 100% of such reduced monthly benefit for life; and (iii) for participants with an accrued benefit of $5 or less, a lump sum. The SERP expense was $518, $328, $113 and $155 for the years ended December 31, 2006 and 2005, 148 day period ended December 31, 2004, and 218 day period ended August 5, 2004, respectively. The SERP expense is included in the results for the pension plans.

Effective March 31, 2007, Stanadyne amended the Stanadyne Corporation Pension Plan. See Note 24 for details.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

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

The following table presents the plan’s change in benefit obligation, change in plan assets and funded status reconciled with amounts recognized in the Company’s consolidated balance sheets as of December 31:

	2006	2005
Change in benefit obligations:
Benefit obligation at beginning of year	$10,336	$11,312
Service cost	229	232
Interest cost	526	601
Actuarial gain	(1,570)	(1,026)
Plan participants’ contributions	2,263	2,436
Benefits paid	(2,399)	(3,219)

Benefit obligation at end of year	$9,385	$10,336

Change in plan assets:

Fair value of plan assets at beginning of year	$—	$—
Employer contribution	136	783
Plan participants’ contribution	2,263	2,436
Benefits paid	(2,399)	(3,219)

Fair value of plan assets at end of year	$—	$—

Funded status:
Funded status	$(9,385)	$(10,336)
Unrecognized net actuarial gain	(1,904)	(357)

Accrued postretirement cost	$(11,289)	$(10,693)

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(11)	Postretirement Health Care and Life Insurance – (Concluded)

Net periodic postretirement benefit costs included the following components:

	Successor			Predecessor
	Year Ended December 31, 2006	Year Ended December 31, 2005	148 Days Ended December 31, 2004	218 Days Ended August 5, 2004
Service cost	$229	$232	$96	$142
Interest cost	525	601	268	396
Amortization of prior service cost	—	—	—	(1,590)

Net periodic postretirement benefits cost (income)	$754	$833	$364	$(1,052)

Actuarial assumptions used in accounting for the postretirement health care and life insurance plans were:

	December 31, 2006	December 31, 2005
Benefit obligation at year-end:
Discount rate	5.75%	5.75%
Health care cost trend rates
Initial rate	N/A	N/A
Ultimate rate	N/A	N/A

	Successor			Predecessor
	Year Ended December 31, 2006	Year Ended December 31, 2005	148 Days Ended December 31, 2004	218 Days Ended August 5, 2004
Net periodic benefit cost:
Discount rate	5.75%	6.00%	6.25%	6.25%
Expected long-term rate of return on assets	N/A	N/A	N/A	N/A
Health care cost trend rates:
Initial rate	N/A	N/A	N/A	N/A
Ultimate rate	N/A	N/A	N/A	N/A

Due to the changes implemented June 1, 2003 to the retiree health plans that standardized cost sharing guidelines for all U.S. retirees, assumed health care costs trend rates do not have a significant effect on amounts reported for the other postretirement plan benefits.

Postretirement health care and life insurance plan amounts shown are determined based on a measurement date of December 31, which coincides with the Company’s year end.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(12)	Income Taxes

Income tax expense (benefit) consisted of:

	Current	Deferred	Total
Holdings
2006
Federal	$5,943	$(5,796)	$147
State	1,092	(1,021)	71
Foreign	551	(1,844)	(1,293)

	$7,586	$(8,661)	$(1,075)

2005
Federal	$4,759	$(4,394)	$365
State	1,019	(786)	233
Foreign	672	(555)	117

	$6,450	$(5,735)	$715

148 Days ended December 31, 2004
Federal	$189	$1,706	$1,895
State	(78)	267	189
Foreign	298	(826)	(528)

	$409	$1,147	$1,556

Stanadyne
2006
Successor
Federal	$5,943	$(3,830)	$2,113
State	734	(663)	71
Foreign	551	(1,844)	(1,293)

	$7,228	$(6,337)	$891

2005
Successor
Federal	$4,843	$(1,646)	$3,197
State	565	(345)	220
Foreign	672	(555)	117

	$6,080	$(2,546)	$3,534

148 Days ended December 31, 2004
Successor
Federal	$189	$1,706	$1,895
State	(78)	280	202
Foreign	298	(754)	(456)

	$409	$1,232	$1,641

218 Days ended August 5, 2004
Predecessor
Federal	$699	$(2,411)	$(1,712)
State	286	(171)	115
Foreign	319	(238)	81

	$1,304	$(2,820)	$(1,516)

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(12)	Income Taxes – (Continued)

Total income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 35% for each year to (loss) income from continuing operations before income tax (benefit) expense and minority interest as follows:

	Successor			Predecessor
Holdings	Year Ended December 31, 2006	Year Ended December 31, 2005	148 Days Ended December 31, 2004	218 Days Ended August 5, 2004
Computed “expected” (benefit) expense	$(907)	$1,144	$2,285	$(2,168)
Increase (reduction) in income tax resulting from:
State taxes, net of federal tax effect	(211)	(311)	412	(161)
Foreign taxes	551	672	302	316
Non-deductible Transaction Costs	—	—	—	426
Federal research and development credit	(150)	(150)	(191)	(114)
Tax benefit of extraterritorial income exclusion	(700)	(805)	(509)	(541)
Rate difference on income of foreign operations	106	36	17	12
Tax benefit for U.S. production activities	(210)	(221)	—	—
Non-deductible interest on Discount Notes	559	332	—	—
Change in valuation allowance	366	454	(403)	—
Other, net	(479)	(436)	(357)	714

	$(1,075)	$715	$1,556	$(1,516)

	Successor			Predecessor
Stanadyne	Year Ended December 31, 2006	Year Ended December 31, 2005	148 Days Ended December 31, 2004	218 Days Ended August 5, 2004
Computed “expected” expense (benefit)	$2,043	$3,778	$2,362	$(2,168)
Increase (reduction) in income tax resulting from:
State taxes, net of federal tax effect	22	(87)	420	(161)
Foreign taxes	551	672	302	316
Non-deductible Transaction Costs	—	—	—	426
Federal research and development credit	(150)	(150)	(191)	(114)
Tax benefit of extraterritorial income exclusion	(700)	(805)	(509)	(541)
Rate difference on income of foreign operations	106	36	17	12
Tax benefit for U.S. production activities	(210)	(221)	—	—
Change in valuation allowance	—	—	(403)	—
Other, net	(771)	311	(357)	714

	$891	$3,534	$1,641	$(1,516)

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(12)	Income Taxes – (Continued)

U.S. federal, state and foreign net income taxes paid (refunded) by the Company amounted to $4,539, $3,700, $(2,082) and $5,259 for the years ended December 31, 2006 and 2005, 148 day period ended December 31, 2004, and 218 day period ended August 5, 2004, respectively.

Income (loss) before taxes from domestic operations of Holdings was $3,928, $7,742, $7,706 and $(3,209) for the years ended December 31, 2006 and 2005, 148 day period ended December 31, 2004, and 218 day period ended August 5, 2004, respectively. Income (loss) before taxes from domestic operations of Stanadyne was $12,356, $15,267, $7,925, and $(3,209) for the years ended December 31, 2006 and 2005, 148 day period ended December 31, 2004, and 218 day period ended August 5, 2004, respectively. Loss before taxes from foreign operations of the Company was $(4,654), $(2,307), $(138) and $(1,460) for the years ended December 31, 2006 and 2005, 148 day period ended December 31, 2004, and 218 day period ended August 5, 2004, respectively.

As a result of losses in current and previous years, the Company has unused net operating loss carry-forwards for state income tax purposes of approximately $6,145 at December 31, 2006, which, if not used to offset future state taxable income, will expire during 2009 to 2021. The Company also has unused foreign net operating losses of $5,703 at December 31, 2006 of which $904 will expire in 2008 and $4,799 will expire in 2011.

At December 31, 2006 and 2005, Holdings had valuation allowances of $820 and $454, respectively, for state tax benefits that will not be realized. It is more likely than not that all other deferred tax assets will be fully realized based on projections for future taxable income and the expectation that a significant portion of these deferred tax assets are to be realized by offsetting them against temporary items.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are presented as follows:

	Holdings		Stanadyne
	2006	2005	2006	2005
Current:
Deferred tax assets:
Postretirement benefits	$2,503	$562	$2,503	$562
Compensated absences	1,499	1,805	1,499	1,805
Workers’ compensation	940	824	940	824
Health benefits	552	605	552	605
Warranty	2,265	1,836	2,265	1,836
Other	322	1,047	322	1,047

Deferred tax assets	8,081	6,679	8,081	6,679
Deferred tax liabilities:
Inventories	(3,003)	(3,209)	(3,003)	(3,209)

Net current deferred tax asset	$5,078	$3,470	$5,078	$3,470

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(12)	Income Taxes – (Concluded)

	Holdings		Stanadyne
	2006	2005	2006	2005
Non current:
Deferred tax assets:
Postretirement benefits	$14,114	$14,994	$14,114	$14,994
Net operating loss carry forwards	2,251	563	2,251	563
Workers’ compensation	1,760	1,739	1,760	1,739
Accrued interest on Discount Notes	5,901	3,450	—	—
Other	3,281	3,321	3,583	3,497

Deferred tax asset before valuation allowance	27,307	24,067	21,708	20,793
Less: Valuation allowance	(820)	(454)	—	—

Deferred tax assets after valuation allowance	26,487	23,613	21,708	20,793
Deferred tax liabilities:
Property, plant and equipment	(54,452)	(63,115)	(54,452)	(63,115)

Net non-current deferred tax liabilities	$(27,965)	$(39,502)	$(32,744)	$(42,322)

(13)	401(k) Plan

Substantially all of the Company’s domestic employees are eligible to participate in 401(k) savings plans. The 401(k) savings plans provide such employees with the opportunity to save for retirement on a tax deferred basis. The Company contributes 50% of the employee’s contribution per year up to a limit, as defined in the plan documents. The Company made contributions of $265, $253, $14 and $237 during the years ended December 31, 2006 and 2005, 148 day period ended December 31, 2004, and 218 day period ended August 5, 2004, respectively.

Effective April 1, 2007, Stanadyne amended the Stanadyne Corporation Savings Plus Plan. See Note 24 for details.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(14)	Stockholders’ Equity

Common Stock. During the year ended December 31, 2006, seven former and retiring employees exercised stock options to purchase 562,580 shares of Holdings’ common stock at $0.47 per share for $264. A total of 215 shares were purchased by the Company for $119 and are held as treasury stock. In accordance with the amendment to his employment agreement, on March 31, 2006, our Chief Executive Officer, M. David Jones, purchased 800,000 shares of Holdings’ common stock for $376.

Stock Options. Effective June 5, 1998, the Board of Directors of SAHC adopted the Management Stock Option Plan (the “Stock Plan”). The Stock Plan, which was non-qualified for federal income tax purposes, provided for the grant of up to 120,000 options to purchase common stock of SAHC. Options issued under the Stock Plan were to expire on June 5, 2008 and vest subject to specific acceleration clauses as a result of certain performance-based measures as defined by the Stock Plan. All options would be fully vested after seven years following the date of grant.

On January 8, 2002, the Board of Directors of SAHC approved a Supplement to the Stock Plan (the “Supplement Plan”). The Supplement Plan provided for the grant of up to 59,020 options to purchase common stock of SAHC. Options issued under the Supplement Plan were to expire after ten years following the date of grant and vest subject to specific acceleration clauses as a result of certain performance-based measures as defined by the Supplement Plan. All options would be fully vested after seven years following the date of grant.

In connection with the Transactions, SAHC amended the terms of the Stock Plan to provide for vesting of all unvested options as of August 5, 2004 and purchased all of the outstanding stock options, requiring a charge to earnings in the third quarter of 2004 of approximately $14.3 million reflected in Transactions related costs (see Note 1) in the consolidated statement of operations for the 2004 period presented of the Predecessor.

Presented below is a summary of stock option activity for the Stock Plan for the 218 days ended August 5, 2004.

	Outstanding		Exercisable
	Stock Options Outstanding	Weighted Average Exercise Price *	Stock Options Outstanding	Weighted Average Exercise Price *
January 1, 2004	88,680	64.09	31,290	65.67
Exercised	(486)	60.28	(486)	60.28
Cancelled	(9,714)	60.28	(2,431)	60.28
Vested	—	—	50,107	60.28
Purchased	(78,480)	225.79	(78,480)	225.79

August 5, 2004	—	$—	—	$—

*	Note that the weighted average exercised price is the per share price.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(14)	Stockholders’ Equity – (Continued)

In August, 2004, Holdings established the 2004 Equity Incentive Plan to provide for the award of non-qualified stock options to attract and retain people who are in a position to make a significant contribution to the success of the Company and its subsidiaries. Awards granted under the 2004 Equity Incentive Plan vest over a period of three to four years contingent upon achievement of certain financial performance targets as defined by the 2004 Equity Incentive Plan and expire 10 years after the date of grant.

Holdings completed an equity restructuring on December 20, 2004 resulting in the issuance of $58.1 million in Senior Discount Notes and a distribution/return of capital to common stockholders of $55.9 million. Immediately following the distribution to stockholders, and in accordance with the terms of the Option Plan, the Compensation Committee amended the options granted in 2004 by reducing the exercise price from $1.00 per option share to $0.47 per option share.

The Company uses a Black-Scholes option-pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. The table below indicates the key assumptions used in the option valuation calculations for options granted in the years ended December 31, 2006 and 2005 and the 148 day period ended December 31, 2004 (no options were granted during the 218 day period ended August 5, 2004):

	Successor
	Year Ended December 31, 2006	Year Ended December 31, 2005	148 Days Ended December 31, 2004
Risk-free interest rate	4.72%	4.29%	3.3%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	30%	0%	0%
Expected term in years	6.25	8.80	9.75

For option grants in 2006, the expected volatility is based on historical volatility of small capitalization companies in the same industry sector as the Company. Prior to the adoption of SFAS 123R, the Company applied the minimum value method using a Black-Scholes option pricing model and accordingly, no volatility assumptions were required. The expected term of options represents the period of time that options granted are expected to be outstanding using the simplified method described in the guidance provided by SFAS 123R. The risk-free rate is based on the U.S. Treasury yield curve at the time of grant having a term equal to the expected term of the option.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(14)	Stockholders’ Equity – (Concluded)

Presented below is a summary of stock option activity for the Option Plan for the years ended December 31, 2006 and 2005 and for the period from August 6, 2004 to December 31, 2004.

	Outstanding			Exercisable
	Stock Options Outstanding	Weighted Average Exercise Price		Stock Options Outstanding	Weighted Average Exercise Price
August 6, 2004	—	$—		—	$—
Granted (3)	14,765,000	0.47 - 1.00		—	—

December 31, 2004	14,765,000	0.47		—	—
Cancelled	75,000	0.47		—	—
Vested	—	—		3,672,500	0.47
Granted (3)	680,000	0.67		—	—

December 31, 2005	15,370,000	0.48		3,672,500	0.47
Exercised	(562,580)	0.47		(562,580)	0.47
Cancelled	(4,842,420)	0.47		(758,670)	0.47
Vested	—	—		875,000	0.47
Granted (3)	3,900,000	0.49	(1)	—	—

December 31, 2006 (2)	13,865,000	$0.48		3,226,250	$0.47

(1)	3,500,000 options were issued on January 10, 2006 with an exercise price of $0.67 per share. On March 31, 2006, the exercise price was reduced to $0.47 per share, which represented the estimated fair value on the date of grant. An additional 400,000 options were issued on October 2, 2006 with an exercise price of $0.64 per share.
(2)	The weighted average remaining life of options outstanding as of December 31, 2006 and 2005 was 8.20 years and 8.11 years, respectively.
(3)	The weighted average grant-date fair value of options issued during the years ended December 31, 2006 and 2005 and the 148 day period ended December 31, 2004 was $0.34, $0.14 and $0.09, respectively.

As of December 31, 2006, there was $435 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the 2004 Equity Incentive Plan and is expected to be recorded over the next 1.24 years on a weighted-average basis. The total stock-based employee compensation expense for the year ended December 31, 2006 for the stock options awarded through December 31, 2006 was $849. The total intrinsic value of options exercised during the year ended December 31, 2006 was $0. The total fair value of options vested during the year ended December 31, 2006 was $138.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(15)	Other Accumulated Comprehensive (Loss) Income

The components of other accumulated comprehensive income (loss) at December 31, 2006 and 2005 were as follows:

	December 31,
	2006	2005
Foreign currency translation adjustment	$1,092	$(171)
Minimum pension liability, net of tax	(503)	(87)

Total	$589	$(258)

(16)	Related Party Transactions

During the years ended December 31, 2006 and 2005, and for the 148 day period ended December 31, 2004, the Company incurred management fees of $750, $750 and $302, respectively, payable to Kohlberg & Company L.L.C. for management services provided. During the 218 day period ended August 5, 2004, the Company incurred management fees of $656 payable to AIP for management services provided. These charges are included in selling, general and administrative expenses.

(17)	Significant Customers

Sales to customers and their affiliates, which represented approximately 10% or more of consolidated total sales, were as follows:

	Successor						Predecessor
	Year Ended December 31, 2006%		Year Ended December 31, 2005%		148 Days Ended December 31, 2004%		218 Days Ended August 5, 2004%
Customer A - Sales	$120,854	39.7	$111,654	37.7	$47,644	39.5	$63,122	37.6

Accounts receivable balances with this customer and its affiliates were $11,810 and $19,744 at December 31, 2006 and 2005, respectively. The term of the Company’s supply agreement with Customer A expired on October 31, 2006. The Company continues to supply product to Customer A consistent with the terms of the supply agreement, and the parties have been engaged in negotiations with respect to a multi-year extension of the agreement and the amendment of various other terms of the agreement. The Company believes that those negotiations are nearly concluded, and it expects any amended terms to be retroactive to November 1, 2006.

(18)	Commitments and Contingencies

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(18)	Commitments and Contingencies (Concluded)

The effect of this indemnification is to limit environmental exposure of known sites. However, there are limitations to this indemnification. Estimates of future costs of environmental matters are inevitably imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the development and application of new technologies, the identification of new sites for which the Company may have remediation responsibility and the apportionment and collectibility of remediation costs among responsible parties. The Company establishes reserves for these environmental matters when a loss is probable and reasonably estimable and has accrued its best estimate, $942 and $953, with respect to these matters at December 31, 2006 and 2005, respectively. It is reasonably possible that the final resolution of some of these matters may require the Company to make expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. However, management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company provides a limited warranty for specific products and recognizes the projected cost for this warranty in the period the products are sold. The Company’s warranty accrual is included as a component of accrued liabilities in the consolidated balance sheets. Changes in the Company’s warranty accrual are presented below:

	2006	2005
Warranty liability, beginning of year	$4,935	$1,973
Warranty expense based on products sold	1,482	3,950
Warranty claims paid	(750)	(988)

Warranty liability, end of year	$5,667	$4,935

(19)	Segments

The Company had two reportable segments, Precision Products and Precision Engine, until the sale of PEPC on July 31, 2006 to Defiance, Inc. Subsequent to the sale, the Company had one reportable segment. The majority of the Precision Engine segment is included in discontinued operations for all periods presented.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(20)	Foreign and Geographic Information

The Company has manufacturing operations in the United States, Italy and India. The following is a summary of significant financial information by geographic area:

	Successor			Predecessor
	Year Ended December 31, 2006	Year Ended December 31, 2005	148 Day Period Ended December 31, 2004	218 Day Period Ended August 5, 2004
Net sales:
Domestic – United States	$132,990	$152,826	$61,756	$82,958

Foreign net sales:
Mexico	60,348	53,760	21,885	29,782
France	41,881	34,390	16,111	21,681
All other	69,399	54,980	20,754	33,636

Total foreign sales	171,628	143,130	58,750	85,099

Net sales	$304,618	$295,956	$120,506	$168,057

	Holdings		Stanadyne
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
Long-lived assets:
United States	$309,457	$321,636	$307,572	$319,649
Italy	25,712	24,896	25,712	24,896
India	1,953	1,860	1,953	1,860

Long-lived assets	$337,122	$348,392	$335,237	$346,405

Net deferred income tax liabilities:
United States	$(21,273)	$(32,896)	$(26,052)	$(35,716)
Italy	(1,614)	(3,136)	(1,614)	(3,136)

Net deferred income tax liabilities	$(22,887)	$(36,032)	$(27,666)	$(38,852)

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(21)	Valuation and Qualifying Accounts

The components of significant valuation and qualifying accounts were as follows:

	Allowance for Uncollectible Accounts Receivable	Inventory Reserves	Income Tax Valuation Allowance
Balance December 31, 2004	$374	$2,603	$—
Charged to costs and expenses	11	1,591	454
Write-offs	—	(1,028)	—
Effect of exchange rate changes	(17)	(101)

Balance December 31, 2005	368	3,065	454
Charged to costs and expenses	(93)	(771)	366
Write-offs	—	117	—
Effect of exchange rate changes	13	82	—

Balance December 31, 2006	$288	$2,493	$820

(22)	Discontinued Operations

On June 30, 2006, Stanadyne entered into a definitive agreement (the “Purchase Agreement”) with Defiance, Inc. for the sale of PEPC to GT Technologies, a part of Gen Tek, Inc. The sale included the U.S.-based assets of PEPC, certain liabilities as defined in the Purchase Agreement, and all of the stock in PEPC’s wholly-owned subsidiary in Brazil, Precision Engine Products, Ltda.

On July 31, 2006, Stanadyne concluded the sale of Precision Engine Products Corp. to Defiance, Inc. (“Buyer”), according to the terms of the Purchase Agreement entered into on June 30, 2006. Gross proceeds from the sale totaled $25.3 million in cash, including $0.4 million due to a working capital adjustment based on the July 31, 2006 account balances. Gross proceeds were reduced by transaction costs of $0.8 million for net proceeds of $24.5 million of which $23.5 million was applied to a repayment of the Term Loans. The terms of the Purchase Agreement include a potential $10 million earn-out payment based on the achievement of certain performance levels in the twelve months following the sale. Any proceeds related to the earn-out will be recorded as income when earned.

For the years ended December 31, 2006, loss from discontinued operations in the accompanying condensed consolidated statements of operations of $7.7 million represented the loss from the discontinued operations of the PEPC segment of $3.3 million and the loss on disposal related to the sale of discontinued operations of $8.7 million and was net of a related income tax benefit of $4.3 million. Loss from discontinued operations of $5.6 million for the year ended December 31, 2005 consisted of the loss from the discontinued operations of the Precision Engine segment of $8.8 million, net of $3.2 million of related income tax benefit. The respective losses did not include any allocation of corporate costs that were previously allocated to the discontinued operations. Those costs are expected to continue in the future and are included in continuing operations. For the years ended December 31, 2006 and 2005, net sales from discontinued operations were $34.7 million and $63.4 million, respectively. The 2006 loss from discontinued operations includes amounts estimated for product warranty costs claimed for reimbursement by Buyer subject to an indemnity provision of the Purchase Agreement. Any differences in the ultimate amounts of these product warranty costs versus the amount estimated will be reflected in future periods as a gain or loss in discontinued operations.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(22)	Discontinued Operations (Concluded)

The assets and liabilities of the discontinued operations as of December 31, 2005 are as follows:

Cash and cash equivalents	$246
Accounts receivable	8,645
Inventories, net	6,076
Prepaid expenses and other current assets	1,102

Total current assets held for sale	16,069

Property, plant and equipment, net	16,702
Goodwill	1,864
Intangible and other assets, net	4,211

Total non current assets held for sale	22,777

Total assets held for sale	$38,846

Accounts payable	$6,099
Accrued liabilities	997

Total liabilities held for sale	$7,096

(23)	Reorganization

During 2006, the Company reorganized the U.S. salaried workforce to improve efficiencies resulting in the elimination of 61 salaried positions. In connection with the reorganization, the Company recorded a charge of $1.4 million related to the termination benefits which is reflected as a component of selling, general and administrative expenses for the year ended December 31, 2006. Also during 2006, the Company extended the reorganization to its foreign operations resulting in the termination of two management employees in its Italian subsidiary, Stanadyne, SpA. The termination costs related to that activity were approximately $1.2 million and are also reflected as a component of selling, general and administrative expenses for the year ended December 31, 2006. As of December 31, 2006, $2.0 million of the $2.6 million of termination benefits was paid.

(24)	Subsequent Events

Effective March 31, 2007, Stanadyne amended the Stanadyne Corporation Pension Plan (a defined benefit plan) (the “Pension Plan”) to freeze the Pension Plan with respect to all participants so that no future benefits will accrue after that date. As required by law, benefits already accrued as of such date will not be affected. With respect to such benefits, participants will continue to vest and all other retirement options, including early retirement reduction factors will continue unchanged. The assets will continue to be held in trust for participants until they retire. The accrual of benefits for certain executives participating in the Supplemental Retirement Benefit Plan is based on the accrual of benefits under the Pension Plan. Therefore, the freeze of the Pension Plan also resulted in the freeze of the Supplemental Retirement Benefit Plan.

Effective April 1, 2007, Stanadyne amended the Stanadyne Corporation Savings Plus Plan (a 401(k) plan) to: (i) increase Stanadyne’s matching contribution to 100% of employee pre-tax contributions on the first 1% of compensation and 50% of employee pre-tax contributions on the next 5% of compensation so that if an employee contributes 6% of compensation, the Stanadyne match would total 3.5% of that employee’s compensation; and (ii) provide for automatic enrollment at 3% of compensation for all new employees and all current employees who are not then contributing 3% or more of compensation.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

(dollars in thousands)

(24)	Subsequent Events – (Concluded)

The effect of these changes to the Company’s financial position have not yet been determined, but the Company expects they will result in a significant pension liability curtailment gain in the first quarter of 2007, reduce future pension expense and increase the Company’s cost of the 410(k) Plan.

(25)	Supplemental Condensed Consolidating Financial Statements

The Notes issued August 6, 2004 by Stanadyne are guaranteed jointly, fully, severally and unconditionally by Precision Engine Products Corp. (the “Subsidiary Guarantor”) on a subordinated basis and are not guaranteed by SpA, SAPL and PEPL (the “Non-Guarantors”).

Supplemental condensed consolidating balance sheets as of December 31, 2006 and 2005 and the supplemental condensed consolidating statements of operations and cash flows for 2006, 2005 and 2004 for the Parent (Stanadyne), Subsidiary Guarantor and Non-Guarantor Subsidiaries are presented below. Separate complete financial statements of the Subsidiary Guarantor are not presented because they are not required.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(25)	Supplemental Condensed Consolidating Financial Statements – (Continued)

	Successor December 31, 2006
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
ASSETS
Cash and cash equivalents	$24,463	$9	$107	$539		$25,118
Restricted cash	975	—	—	—		975
Accounts receivable, net	35,031	132	5,641	—		40,804
Inventories, net	27,934	—	8,004	(1,363	)(a)	34,575
Other current assets	5,526	618	510	—		6,654

Total current assets	93,929	759	14,262	(824)		108,126
Property, plant and equipment, net	76,420	—	21,719	(22)		98,117
Intangible and other assets, net	231,175	—	5,945	—		237,120
Deferred taxes	—	2,473	—	(2,473	)(b)	—
Investment in subsidiaries	14,579	—	—	(14,579	)(c)	—

Total assets	$416,103	$3,232	$41,926	$(17,898)		$443,363

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued liabilities	$54,574	$2,525	$7,452	$143		$64,694
Current maturities of long-term debt and capital lease obligations	—	—	6,972	—		6,972

Total current liabilities	54,574	2,525	14,424	143		71,666
Long-term debt and capital lease obligations	181,200	—	892	—		182,092
Other non-current liabilities	68,148	5,135	8,676	(2,473	)(b)	79,486
Intercompany accounts	3,059	(3,265)	1,410	(313)		891
Stockholder’s equity	109,122	(1,163)	16,524	(15,255	)(c)	109,228

Total liabilities and stockholder’s equity	$416,103	$3,232	$41,926	$(17,898)		$443,363

(a)	Amount represents the elimination of inventory for out of period transfers with subsidiaries.
(b)	Reclassification of deferred tax asset to consolidated net deferred tax liability.
(c)	Elimination of investments in subsidiaries of the Parent and Subsidiary Guarantor.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(25)	Supplemental Condensed Consolidating Financial Statements – (Continued)

	Successor December 31, 2005
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
ASSETS
Cash and cash equivalents	$22,375	$15	$211	$234		$22,835
Accounts receivable, net	34,017	—	4,641	—		38,658
Inventories, net	28,675	—	7,195	(976	)(a)	34,894
Other current assets	5,812	218	710	—		6,740
Current assets held for sale	—	13,631	2,405	33		16,069

Total current assets	90,879	13,864	15,162	(709)		119,196
Property, plant and equipment, net	82,200	—	20,749	—		102,949
Goodwill	139,065	—	5,510	—		144,575
Intangible and other assets, net	98,254	—	497	—		98,751
Non-current assets held for sale	—	23,117	1,915	(2,255	)(b)	22,777
Investment in subsidiaries	26,063	—	—	(26,063	)(c)	—
Due from Stanadyne Holdings, Inc.	130	—	—	—		130

Total assets	$436,591	$36,981	$43,833	$(29,027)		$488,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$44,068	$1,535	$6,784	$(437)		$51,950
Current maturities of long-term debt and capital lease obligations	650	—	3,429	—		4,079
Current liabilities held for sale	—	6,651	445	—		7,096

Total current liabilities	44,718	8,186	10,658	(437)		63,125
Long-term debt and capital lease obligations	223,538	—	830	—		224,368
Other non-current liabilities	72,313	7,680	9,722	—		89,715
Minority interest in consolidated subsidiary	—	—	—	72		72
Intercompany accounts	(16,274)	10,873	4,968	433		—
Stockholders’ equity	112,296	10,242	17,655	(29,095	)(c)	111,098

Total liabilities and stockholders’ equity	$436,591	$36,981	$43,833	$(29,027)		$488,378

(a)	Amount represents the elimination of inventory for out of period transfers with subsidiaries.
(b)	Reclassification of deferred tax asset to consolidated net deferred tax liability.
(c)	Elimination of investments in subsidiaries of the Parent and Subsidiary Guarantor.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(25)	Supplemental Condensed Consolidating Financial Statements – (Continued)

	Successor Year Ended December 31, 2006
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$286,971	$—	$27,418	$(9,771	) (a)	$304,618
Cost of goods sold	215,625	—	29,617	(9,744	) (a)	235,498

Gross profit	71,346	—	(2,199)	(27)		69,120
Selling, general, administrative and other operating expenses	39,804	—	3,132	—		42,936

Operating income (loss)	31,542	—	(5,331)	(27)		26,184
Other income (expense):
Interest, net	(20,105)	—	(242)	—		(20,347)

Income (loss) from continuing operations before income taxes and minority interest	11,437	—	(5,573)	(27)		5,837
Income taxes (benefit)	2,255	—	(1,364)	—		891
Minority interest	—	—	—	(72)		(72)

Income (loss) from continuing operations	9,182	—	(4,209)	45		5,018
Discontinued operations, net	—	(8,365)	632	(2)		(7,735)

Net income (loss)	$9,182	$(8,365)	$(3,577)	$43		$(2,717)

(a)	Elimination of intercompany sales and cost of goods sold.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(25)	Supplemental Condensed Consolidating Financial Statements – (Continued)

	Successor Year Ended December 31, 2005
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$278,150	$—	$26,589	$(8,783	) (a)	$295,956
Cost of goods sold	211,384	—	26,168	(8,517	) (a)	229,035

Gross profit	66,766	—	421	(266)		66,921
Selling, general, administrative and other operating expenses	33,418	—	2,302	—		35,720

Operating income (loss)	33,348	—	(1,881)	(266)		31,201
Other income (expense):
Interest, net	(20,247)	—	(161)	—		(20,408)

Income (loss) from continuing operations before income taxes and minority interest	13,101	—	(2,042)	(266)		10,793
Income taxes	3,488	—	46	—		3,534
Minority interest	—	—	—	(130)		(130)

Income (loss) from continuing operations	9,613	—	(2,088)	(136)		7,389
Discontinued operations, net	—	(6,966)	1,655	(301)		(5,612)

Net income (loss)	$9,613	$(6,966)	$(433)	$(437)		$1,777

(a)	Elimination of intercompany sales and cost of goods sold.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(25)	Supplemental Condensed Consolidating Financial Statements – (Continued)

	Successor 148 Day Period Ended December 31, 2004
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$114,754	$—	$9,145	$(3,393	) (a)	$120,506
Cost of goods sold	86,494	—	8,796	(3,492	) (a)	91,798

Gross profit	28,260	—	349	99		28,708
Selling, general, administrative and other operating expenses	13,031	—	541	—		13,572

Operating income (loss)	15,229	—	(192)	99		15,136
Other income (expense):
Interest, net	(8,345)	—	(44)	—		(8,389)

Income (loss) from continuing operations before income taxes and minority interest	6,884	—	(236)	99		6,747
Income taxes	2,121	—	(480)	—		1,641
Minority interest	—	—	—	5		5

Income from continuing operations	4,763	—	244	94		5,101
Discontinued operations, net	—	(1,026)	674	(170)		(522)

Net income (loss)	$4,763	$(1,026)	$918	$(76)		$4,579

	Predecessor 218 Day Period Ended August 5, 2004
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$157,689	$—	$14,764	$(4,396	) (a)	$168,057
Cost of goods sold	117,647	—	14,518	(4,192	) (a)	127,973

Gross profit	40,042	—	246	(204)		40,084
Selling, general, administrative and other operating expenses	40,515	—	994	—		41,509

Operating loss	(473)	—	(748)	(204)		(1,425)
Other income (expense):
Interest, net	(4,262)	—	(510)	3		(4,769)

Loss from continuing operations before income taxes and minority interest	(4,735)	—	(1,258)	(201)		(6,194)
Income taxes	(1,493)	—	(23)	—		(1,516)
Minority interest	—	—	—	(42)		(42)

Loss from continuing operations	(3,242)	—	(1,235)	(159)		(4,636)
Discontinued operations, net	—	(968)	37	88		(843)

Net loss	$(3,242)	$(968)	$(1,198)	$(71)		$(5,479)

(a)	Elimination of intercompany sales and cost of goods sold.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(25)	Supplemental Condensed Consolidating Financial Statements – (Continued)

	Successor Year Ended December 31, 2006
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations	Stanadyne Corporation & Subsidiaries
Cash flows from operating activities:
Net income (loss)	$9,743	$(8,926)	$(3,577)	$43	$(2,717)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	18,639	1,249	3,483	—	23,371
Amortization of debt issuance	2,026	—	—	—	2,026
Impairment of discontinued operations	—	9,422	—	—	9,422
Stock-based compensation expense	801	48	—	—	849
Other adjustments	(5,137)	(4,343)	(1,866)	(9)	(11,355)
Loss applicable to minority interest	—	—	—	(72)	(72)
Changes in operating assets and liabilities	28,901	(19,259)	119	289	10,050

Net cash provided by (used in) operating activities	54,973	(21,809)	(1,841)	251	31,574

Cash flows from investing activities:
Capital expenditures	(8,904)	(2,214)	(1,989)	198	(12,909)
Proceeds from disposal of property, plant and equipment	12	451	—	(174)	289
Proceeds from sale of net assets Increase in restricted cash	- 23,112	24,541 (975)	—	—	24,541 (975)
Investment in subsidiary	(1,022)	—	—	1,022	—

Net cash (used in) provided by investing activities	(9,914)	21,803	(1,989)	1,046	10,946

Cash flows from financing activities:
Net change in debt	(42,988)	—	2,468	—	(40,520)
Net change in equity	—	—	1,022	(1,022)	—

Net cash (used in) provided by financing activities	(42,988)	—	3,490	(1,022)	(40,520)

Net increase (decrease) in cash and cash equivalents	2,071	(6)	(340)	275	2,000
Effect of exchange rate changes on cash	14	—	(13)	36	37
Cash and cash equivalents at beginning of period	22,376	14	460	231	23,081

Cash and cash equivalents at end of period	$24,461	$8	$107	$542	$25,118

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(25)	Supplemental Condensed Consolidating Financial Statements – (Continued)

	Successor Year Ended December 31, 2005
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations	Stanadyne Corporation & Subsidiaries
Cash flows from operating activities:
Net income (loss)	$10,936	$(8,289)	$(433)	$(437)	$1,777
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,988	3,517	3,452	—	24,957
Amortization of debt issuance	2,029	—	—	—	2,029
Other adjustments	(1,976)	3,731	40	(158)	1,637
Gain applicable to minority interest	—	—	—	(130)	(130)
Changes in operating assets and liabilities	(14,806)	3,498	(2,053)	710	(12,651)

Net cash provided by operating activities	14,171	2,457	1,006	(15)	17,619

Cash flows from investing activities:
Capital expenditures	(8,126)	(2,524)	(1,072)	39	(11,683)
Proceeds from disposal of property, plant and equipment	24	13	—	—	37

Net cash used in investing activities	(8,102)	(2,511)	(1,072)	39	(11,646)

Cash flows from financing activities:
Net change in debt	(732)	—	6	—	(726)

Net cash (used in) provided by financing activities	(732)	—	6	—	(726)

Net increase (decrease) in cash and cash equivalents	5,337	(54)	(60)	24	5,247
Effect of exchange rate changes on cash	(30)	—	75	(587)	(542)
Cash and cash equivalents at beginning of period	17,069	68	445	794	18,376

Cash and cash equivalents at end of period(1)	$22,376	$14	$460	$231	$23,081

(1)	Includes $246 of cash as of December 31, 2005 included in current assets of discontinued operations in the accompanying consolidated balance sheets.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(25)	Supplemental Condensed Consolidating Financial Statements – (Continued)

	Successor 148 Day Period Ended December 31, 2004
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations	Stanadyne Corporation & Subsidiaries
Cash flows from operating activities:
Net income (loss)	$5,299	$(1,562)	$918	$(76)	$4,579
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,949	1,394	1,111	—	9,454
Amortization of debt issuance	813	—	—	—	813
Other adjustments	1,932	(813)	108	(474)	753
Gain applicable to minority interest	—	—	—	5	5
Changes in operating assets and liabilities	(25,023)	5,466	(849)	1,383	(19,023)

Net cash (used in) provided by operating activities	(10,030)	4,485	1,288	838	(3,419)

Cash flows from investing activities:
Capital expenditures	(5,861)	(543)	(530)	359	(6,575)
Acquisition, net of cash acquired	(225,026)	—	—	—	(225,026)

Net cash used in investing activities	(230,887)	(543)	(530)	359	(231,601)

Cash flows from financing activities:
Net change in debt	124,702	(4,196)	(990)	—	119,516
Net change in equity	105,000	—	—	—	105,000

Net cash provided by (used in) financing activities	229,702	(4,196)	(990)	—	224,516

Net decrease in cash and cash equivalents	(11,215)	(254)	(232)	1,197	(10,504)
Effect of exchange rate changes on cash	14	—	53	(403)	(336)
Cash and cash equivalents at beginning of period	28,270	322	624	—	29,216

Cash and cash equivalents at end of period	$17,069	$68	$445	$794	$18,376

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(25)	Supplemental Condensed Consolidating Financial Statements – (Concluded)

	Predecessor 218 Day Period Ended August 5, 2004
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations	Stanadyne Corporation & Subsidiaries
Cash flows from operating activities:
Net loss	$(2,345)	$(1,864)	$(1,198)	$(72)	$(5,479)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,762	1,921	1,287	—	11,970
Amortization of debt issuance costs	387	47	—	—	434
Other adjustments	(2,397)	(1,242)	(620)	21	(4,238)
Loss applicable to minority interest	—	—	—	(42)	(42)
Changes in operating assets and liabilities	16,393	2,376	(1,324)	(27)	17,418

Net cash provided by (used in) operating activities	20,800	1,238	(1,855)	(120)	20,063

Cash flows from investing activities:
Capital expenditures	(5,728)	(431)	(202)	—	(6,361)
Proceeds from disposal of property, plant and equipment	—	—	5	—	5
Investment in subsidiaries	(2,135)	—	—	2,135	—

Net cash used in investing activities	(7,863)	(431)	(197)	2,135	(6,356)

Cash flows from financing activities:
Net change in debt	(2,175)	(504)	176	—	(2,503)
Net change in equity	—	—	2,135	(2,135)	—

Net cash (used in) provided by financing activities	(2,175)	(504)	2,311	(2,135)	(2,503)

Net increase in cash and cash equivalents	10,762	303	259	(120)	11,204
Effect of exchange rate changes on cash	(6)	—	(23)	64	35
Cash and cash equivalents at beginning of period	17,514	19	388	56	17,977

Cash and cash equivalents at end of period	$28,270	$322	$624	$—	$29,216

*   *   *   *   *   *

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

(b) Changes in internal controls

There was no change in internal control over financial reporting that materially affected, or is reasonably likely to affect, Holdings’ internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses in internal control over financial reporting, subsequent to the evaluation described above.

Reference is made to the Certifications of the President and Chief Financial Officer of Holdings about these and other matters filed as exhibits to this report.

There was no change in internal control over financial reporting that materially affected, or is reasonably likely to affect, Stanadyne’s internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses in internal control over financial reporting, subsequent to the evaluation described above.

Reference is made to the Certifications of the Chief Executive Officer and Chief Financial Officer of Stanadyne about these and other matters filed as exhibits to this report.

ITEM 9B.	OTHER INFORMATION

See information under Part II, Item 5 relative to the sale of the Company’s unregistered securities.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and age as of December 31, 2006 and position as of March 6, 2007 of each person who is a member of the Board of Directors or an executive officer of each of Holdings and Stanadyne. In connection with the Transactions, Holdings, Kohlberg and other stockholders of Holdings entered into the KSTA Holdings Stockholders Agreement, dated August 6, 2004 (the “Stockholders Agreement”) pursuant to which such persons were granted certain registration rights and participation rights. Pursuant to the Stockholders Agreement, Kohlberg has the right to elect the directors of Holdings. All directors serve for the term for which they are elected or until their successors are duly elected and qualified or until death, retirement, resignation or removal. All directors of Holdings also serve as directors of Stanadyne.

Directors do not receive compensation for their services as directors, with the exception of Mr. Wiggins and Mr. Wier. Mr. Wiggins, as Chairman of the Board of Stanadyne, received an annual stipend of $250,000 in 2006 and 2005, in addition to earning bonus amounts of $218,500 and $61,750 in 2006 and 2005, respectively. Mr. Wier received an annual stipend of $25,000 in 2006 and 2005. During the fourth quarter of 2004, Mr. Wier received a grant for 25,000 options subject to terms of the Option Plan. Directors are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board of Directors or committees thereof. There are no family relationships between any director or executive officer.

Effective January 22, 2007, James A. Kohlberg resigned from his positions as a director of the Company and all of its related subsidiaries or affiliates, including Stanadyne. Also effective January 22, 2007, the Company’s Board of Directors elected Seth H. Hollander as a director of the Company and Stanadyne to fill the vacancies created by the resignation of James A. Kohlberg.

STANADYNE HOLDINGS, INC.

Name	Age	Position
M. David Jones	59	President and Director
Stephen S. Langin	48	Chief Financial Officer and Secretary
Samuel P. Frieder	42	Director
Seth H. Hollander	30	Director
Christopher Lacovara	42	Director
James A. Wier	63	Director
James D. Wiggins	59	Director
Gordon H. Woodward	38	Director

STANADYNE HOLDINGS, INC.

Name	Age	Position
M. David Jones	59	President, Chief Executive Officer and Director
Stephen S. Langin	48	Vice President, Chief Financial Officer and Secretary
William W. Kelly	55	Senior Vice President and Chief Technical Officer
Jean S. McCarthy	59	Vice President, Human Resources
John J. Lyons	49	Vice President, Operations – Precision Products, U.S.
Shawn F. Sullivan	49	Vice President, Fluid Management Technologies
Joseph M. Vorih	39	Vice President, International
Samuel P. Frieder	42	Director
Seth H. Hollander	30	Director
Christopher Lacovara	42	Director
James A. Wier	63	Director
James D. Wiggins	59	Director and Chairman of the Board
Gordon H. Woodward	38	Director

M. David Jones, President, Chief Executive Officer and Director of Stanadyne and President and Director of Holdings. Mr. Jones joined the Company on January 11, 2006 as President and Chief Executive Officer of Stanadyne and President of Holdings. He became director of each of Holdings and Stanadyne on February 24, 2006. Mr. Jones has served on the Executive Committees for both Holdings and Stanadyne since March 6, 2006. Prior to joining Stanadyne, he served as the Chairman and Chief Executive Officer of Wallace Computer Services, Inc. from 2000 to 2003. From 1970 to 2000, Mr. Jones was employed by Cummins Engine Company, Inc. where he held positions of increasing responsibility, culminating in a tenure as Vice President of the Filtration Group and President of Fleetguard/Nelson Inc. Mr. Jones holds a bachelor’s degree from Tennessee Technological University and an M.B.A. degree from Harvard Business School.

Stephen S. Langin, Vice President, Chief Financial Officer and Corporate Secretary of Stanadyne and Chief Financial Officer and Corporate Secretary of Holdings. Mr. Langin joined Stanadyne in 1981 and held progressively more responsible positions in accounting until being named Corporate Controller in 1989. In 2001, Mr. Langin was promoted to his current positions with Stanadyne. Mr. Langin became the Chief Financial Officer and Secretary of Holdings on June 1, 2005. Mr. Langin holds a B.S. in business administration and an M.B.A. degree from the University of Connecticut.

William W. Kelly, Senior Vice President and Chief Technical Officer. Mr. Kelly joined Stanadyne in May 1982 as Assistant Chief Engineer for Advanced Engineering and was promoted to Director of Product Engineering in October 1987. Effective with the formation of Stanadyne Automotive Corp. in 1988, Mr. Kelly was appointed to Vice President of Engineering and Marketing for the Diesel Systems Division. In January 1998, Mr. Kelly was appointed Vice President and General Manager, Fuel Pumps, Precision Products. In 2003 he was appointed to Senior Vice President and General Manager, Fuel Pumps, and in 2006 he was appointed to his current position. Prior to joining Stanadyne, he worked for Eaton Corporation for one year in new product development, preceded by eight years with DaimlerChrysler Corporation in various roles involving vehicle and engine systems engineering. Mr. Kelly holds a M.S.M.E. degree from the University of Michigan concurrent with his graduation from the Chrysler Institute of Engineering, an M.B.A. from Wayne State University, and a B.S. Engineering degree from Oakland University.

Jean S. McCarthy, Vice President, Human Resources. Ms. McCarthy joined Stanadyne in October 2000 as Vice President, Human Resources. Prior to joining Stanadyne, she served as Vice President of Human Resources with CTG Resources, Inc. since 1995. Prior to her position with CTG, in over a 20 year period, she worked in various facets of Human Resources for Combustion Engineering; Tuttle & Bailey; Fafnir Bearing Division of The Torrington Company; and as Vice President for the Napier Co. Ms. McCarthy has received multiple degrees (A.S., B.S., and M.B.A.) from the University of Hartford.

John J. Lyons, Vice President, Operations, Precision Products – U.S. Mr. Lyons joined Stanadyne in August 2005 as Executive Director of Operations, Fuel System Products and Precision Components and Assembly. In April 2006, he was appointed to his current position. Prior to joining Stanadyne, he worked with Parker Hannifin Corporation for seventeen years in a variety of engineering, sales, operations and business and plant management roles within the lubrication and fuel systems sector of Parker’s Aerospace Group. He also worked for three years as a Field Engineer in Ingersoll-Rand’s Turbo Machinery Division after completing five years of service in the United States Navy. Mr. Lyons holds a Bachelor of Science degree from the United States Naval Academy.

Shawn F. Sullivan, Vice President, Fluid Management Technologies. Mr. Sullivan joined Stanadyne in 1998 as Factory Manager, Fuel Pumps, Windsor Plant. In 2001, he was promoted to Director, International Development and was appointed Director, Precision Components and Assembly in 2003. In March 2006, Mr. Sullivan was promoted to Vice President and General Manager, Precision Engine Products Corp. until its sale in July 2006. Mr. Sullivan was appointed to his current position in August, 2006. Prior to joining Stanadyne, Mr. Sullivan worked eleven years for Walbro Automotive Corp. and held various management positions in operations, manufacturing and manufacturing engineering. Mr. Sullivan holds an M.B.A. in Marketing from the University of New Haven and a B.S. degree in Mechanical Engineering from Purdue University.

Joseph M. Vorih, Vice President, International. Prior to joining Stanadyne in May 2006, Mr. Vorih worked with Danaher Corporation for sixteen years, most recently as general manager of Danaher’s high-precision automation systems. During his sixteen-year tenure with Danaher Corporation, Mr. Vorih held positions within Danaher’s Ball Screws, Veeder-Root and Jacobs Vehicle divisions. Mr. Vorih holds a B.S. and an M.S. degree in mechanical engineering from Massachusetts Institute of Technology. He also holds an M.B.A from Rensselaer Polytechnic Institute.

Seth H. Hollander, Director. Mr. Hollander has served as director of Holdings and Stanadyne since January 22, 2007. Mr. Hollander is an Associate of Kohlberg & Company, L.L.C., which he joined in 2001. He is a member of the board of directors of AGY Holdings Corporation, Coach America Group, Inc., Nielsen & Bainbridge, Inc. and Packaging Dynamics Corporation. Mr. Hollander received a B.B.A. from University of Michigan, Ann Arbor.

Samuel P. Frieder, Director. Mr. Frieder has served as a director of Holdings and Stanadyne since August 6, 2004. He has served on the Compensation and Executive Committees for both Holdings and Stanadyne since January 24, 2005 and is Chairman of the Compensation Committees. Mr. Frieder is a Co-Managing Partner of Kohlberg & Company, L.L.C., which he joined in 1989. He is a member of the board of directors of AGY Holdings Corporation, Coach America Group, Critical Homecare Solutions, Holley Performance Products, Inc., Katy Industries, Inc., KSIN Holdings, Ltd., Kohlberg Capital Corporation, Niagara Corporation, Niesel Bainbridge, Inc., and Packaging Dynamics Corporation. He is also a member of the Management Committee of Katonah Capital, L.L.C. Mr. Frieder holds an A.B. from Harvard College.

Christopher Lacovara, Director. Mr. Lacovara has served as a director of Holdings and Stanadyne since August 6, 2004. Mr. Lacovara is a Co-Managing Partner of Kohlberg & Company, L.L.C., which he joined in 1988. He is a member of the board of directors of AGY Holdings Corporation, Coach America Holdings, Inc., Critical Homecare Solutions, Inc., Holley Performance Products, Inc., Katy Industries, Inc., Niagara Corporation, Nielsen & Bainbridge, Inc., Packaging Dynamics Corporation, Redaelli Tecna, S.p.A., SVP Holdings, Ltd. He is also Chairman of the Board of Directors of Kohlberg Capital Corporation. Mr. Lacovara holds an A.B. from Harvard College, a B.E. in Engineering Sciences from Hofstra University and an M.S. in Civil Engineering from Columbia University.

James A. Wier, Director. Mr. Wier has served as a director of Holdings and Stanadyne since October 29, 2004. He has served as the financial expert on the Audit Committees for both Holdings and Stanadyne since January 24, 2005. Mr. Wier was President and Chief Executive Officer of Simplicity Manufacturing, Inc. until July 7, 2005. Prior to joining Simplicity Manufacturing, Inc. in 1999, Mr. Wier held a number of key positions in Briggs & Stratton Corporation including, since 1989, Executive Vice President of Operations. Mr. Wier received a Bachelor’s Degree in Business Administration from the University of Wisconsin, Madison. Mr. Wier has postgraduate work at the University of Northern Illinois and is a CPA. Mr. Wier is also a Director of Singer Mfg. On July 15, 2005, Mr. Wier became a principal with Kohlberg & Company.

James D. Wiggins, Director and Chairman of the Board. Mr. Wiggins has served as a director of Holdings and Stanadyne since August 6, 2004. He has served on the Executive Committees for both Holdings and Stanadyne since January 24, 2005. Mr. Wiggins is a Principal of Kohlberg & Company, L.L.C., which he joined in 2002. He also is currently Chairman and Chief Executive Officer of Holley Performance Products, Inc., a Kohlberg portfolio company. Prior to joining Kohlberg & Company, Mr. Wiggins was President and Chief Executive Officer of the Gates Group of Companies, a subsidiary of Tomkins PLC, which acquired Schrader-Bridgeport International, Inc. from Kohlberg & Company in 1998. Mr. Wiggins received a B.S.M.E. from Lawrence Technological University and an M.B.A. from Ball State University.

Gordon H. Woodward, Director. Mr. Woodward has served as a director of Holdings and Stanadyne since August 6, 2004. He has served on the Audit, Executive and Compensation Committees for both Holdings and Stanadyne since January 24, 2005 and is Chairman of the Audit Committees. Mr. Woodward is a Principal of Kohlberg & Company, L.L.C., which he joined in 1996. He is a member of the board of directors of Coach America Group, Critical Homecare Solutions, Inc., Nielsen & Bainbridge, Inc., Packaging Dynamics Corporation, and Redaelli Tecna, S.p.A. Mr. Woodward received an A.B. from Harvard College.

AUDIT COMMITTEE FINANCIAL EXPERT

The audit committees for Holdings and Stanadyne consist of the same directors and serve the same function in both companies. The duties and responsibilities of the audit committees include the engagement and termination of the companies’ independent registered public accounting firm, otherwise overseeing the independent auditor relationship, reviewing significant accounting policies and internal controls and reporting its findings to the full board of directors. Mr. Woodward is Chairman of the Audit Committees. The Board of Directors of each of Holdings and Stanadyne has determined that Mr. Wier has the attributes of an “audit committee financial expert” pursuant to the regulations of the SEC. However, Mr. Wier may not be considered “independent” pursuant to the listing standards of the Nasdaq Stock Market, if the Holdings’ or Stanadyne’s securities were so listed (which they are not), as he is an employee of the majority stockholder of Holdings. Security holders should understand that this designation is a disclosure requirement of the SEC relating to Mr. Wier’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. Wier any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committees and Boards of Directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committees or Boards of Directors.

CODE OF ETHICS

All of the Company’s employees and directors are subject to the terms of its formal Business Ethics Policy and Foreign Corrupt Practices Compliance Policy (the “Policies”). These Policies define in addition to other issues, the legal, moral and ethical guidelines which all employees, including executive officers, are required to follow in the discharge of their duties and responsibilities. Although the Company is not subject to the listing requirements for equity issuers which would require having a code of ethics, the Policies constitute a code of ethics within the guidelines set forth in Regulation S-K Item 406.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Discussion of compensation for the named executive officers relates to Stanadyne since the named executive officers of Holdings do not receive any compensation for serving as officers of Holdings.

The overall objectives of Stanadyne’s compensation program are to attract, retain and motivate talented individuals who have strategic vision and are responsible for achieving Stanadyne’s short-term and long-term objectives of expanding its markets, increasing sales, containing expenses, generating cash flow and net income, and creating shareholder value.

With Stanadyne’s base salary, stock options and other incentive and retirement programs, the compensation program is designed to recognize position and responsibility as well as reward accomplishment of the Company’s short and long-term objectives. The short term objectives (one year) include achieving operating cash flows as projected in the Company’s annual operating plan, improving the Company’s quality as perceived by its customers, and implementing a lean manufacturing philosophy. The longer term goals include increasing revenue base, increasing earnings as measured by EBITDA and achieving world-class performance in the areas of quality, delivery and customer satisfaction.

The elements of Stanadyne’s compensation program are as follows:

Base Salary – Base salary is designed to attract and retain employees over the period of their employment and is established commensurate with the responsibilities of the position. Base salary is established commensurate with the executive’s qualifications, skills and experience. We periodically compare the base salaries of our executive officers to the marketplace to maintain a competitive position. These comparisons most often are determined by our knowledge of the base salary provided to similar positions in the other portfolio companies of our majority stockholder as well as through the use of professional recruiting agencies to assist in the identification and qualification of prospective candidates for employment.

Performance Based Incentive Compensation – We believe in a philosophy of pay-for-performance. Consequently, our performance based incentive compensation plans provide opportunities for our executives to earn up to a maximum of 125% of their base salary. As position and responsibility increase, a greater portion of the executive’s compensation is performance based. The performance based compensation is earned according to the terms of the Management Incentive Plan (“MIP”) which was subsequently renamed in 2007 as the Employee Incentive Plan (“EIP”) to include all U.S.-based hourly and salary employees, as well as select members of management in our foreign subsidiaries.

The MIP/EIP establishes annual goals for operating cash flow, defined as EBITDA, minus fixed capital expenditures, plus or minus changes in balance sheet working capital accounts. Each executive is assigned a Participation Factor expressed in terms of a percentage of the executive’s base salary. These

Participation Factors are recommended annually by our Chief Executive Officer and subject to approval by the Compensation Committee. The performance bonus is determined for each executive by multiplying the annual base salary by the individual Participation Factor, multiplied by a Payout Factor. The Payout Factor is a percentage determined by dividing the actual annual operating cash flow result by the annual operating cash flow goal.

In keeping with our philosophy of rewarding performance, annual operating cash flow results that are less than 90% of the annual cash flow goal result in a Payout Factor of zero, and no performance bonus amounts are earned. The Payout Factor is 75% for achieving at least 90% of the annual cash flow goal and increases by 2.5% for each 1% increase in the cash flow percentage of goal, up to 100%. The Payout Factor can increase by an additional 1.0% for each 1% increase in operating cash flow above the annual goal up to a maximum of 125%.

Equity Incentive Compensation – The Compensation Committee believes that a critical element in motivating executives to increase shareholder value is to designate a portion of their compensation to this goal. In the third quarter of 2004, Holdings established the 2004 Equity Incentive Plan (“Option Plan”) to provide for the award of non-qualified stock options to attract and retain persons who are in a position to make a significant contribution to the success of the Company and its subsidiaries. Our Chief Executive Officer recommends individual option awards based on a determination of each employee’s role and responsibility for increasing shareholder value. These recommendations are presented to the Compensation Committee for review and approval. The exercise price of options granted under this Option Plan equals the fair value of the common stock of Holdings on the date of the grant. Accordingly, no compensation cost is associated with the issuance of these options.

As of December 31, 2004, a total of 14,740,000 options to purchase Holdings common stock were granted under the Option Plan to certain members of management and 25,000 options were granted to one Director, Mr. Wier. Since 2004, changes in management have resulted in the exercise of 562,580 options, the expiration of 4,917,420 options and the grant of 4,580,000 options. As of December 31, 2006, a total of 13,865,000 options to purchase Holdings common stock were outstanding.

To further encourage pay for performance, vesting of the option awards each year is dependent upon achieving targeted levels of earnings expressed as EBITDA and defined in the Option Plan. Subject to the terms of the Option Plan, 25% of the options granted in 2004 vested upon completion of the audit of the Company’s financial results for the year ended December 31, 2004. Based on the financial results for the years ended December 31, 2006 and 2005, no additional options vested.

There were no stock options exercised by the Named Executive Officers during the twelve months ended December 31, 2006.

Retirement Benefits – Our executive officers are eligible to participate in retirement plans available to all of our eligible employees, including the tax-qualified and non-qualified defined benefit plans, as well as a tax-qualified 401(k) plan.

Pension benefits are provided to the named executive officers under the terms of the Stanadyne Corporation Pension Plan (“Pension Plan”) and the Stanadyne Automotive Corp. Supplemental Retirement Plan (“SERP”), both defined benefit plans. The Pension Plan provides benefits up to the maximum allowable annual compensation limits as defined by IRS regulations, and the SERP calculates benefits that are earned in excess of those earned under the Pension Plan. Both plans are described in more detail later in this section.

Welfare Benefits – Our executives participate in employee benefit plans generally available to our employees, including medical and health plans, as part of a comprehensive and competitive compensation program.

Additional Benefits and Perquisites – The Company executives at a level of responsibility of Vice President and higher receive the following additional benefits and perquisites based on approval of our Chief Executive Officer. These additional perquisites provide a level of market competitive benefits and serve to secure and retain employment of the Company’s executive team.

•

Cash Allowance – An annual amount of $6,000 to allow the executive to engage assistance for financial planning, join community-based organizations to foster the Company image, or encourage a health-conscious lifestyle through wellness programs.

•	Medical Reimbursement Plan – The executives are provided a maximum annual reimbursement of $5,000 of medical-related costs not covered by the Company’s underlying health benefit plans.

•	Automobile Allowance – Executives are provided a Company-leased vehicle for their personal use or paid $800 as a monthly allowance for transportation.

•

Life Insurance – The Company pays annual premiums for variable annuity life insurance policies with a death benefit equal to two times average annual compensation for all of the Named Executive Officers except the Chief Executive Officer who receives a Company paid term life insurance policy with a death benefit of two times base salary.

•

Long Term Care Insurance – The Company pays annual premiums for long-term care insurance policies that provide a maximum monthly benefit $6,000 for health care if the executive is unable to care for him/herself.

•

Executive Disability Insurance – The Company pays annual premiums for disability coverage designed to supplement the underlying coverage provided to all of the Company’s U.S.-based employees. The policy is owned by the individual executive and attempts to insure up to a maximum of 70% of annual compensation. Due to the insurer’s underwriting limits, the actual amount of compensation insured is often less than the 70% maximum.

•	Personal Umbrella Liability Insurance – The Company will reimburse the executives’ annual premium cost of a $ 2 million personal umbrella liability insurance policy.

The Stanadyne Compensation Committee is comprised of Samuel S. Frieder and Gordon H. Woodward, both full-time members of the Board of Directors. Mr. Frieder serves as the Chairman. The role and responsibilities of the Compensation Committee include:

•	Evaluating the job performance of the Chief Executive Officer in relationship to mutually established goals and objectives;

•	Reviewing and approving recommendations for periodic salary and benefit changes for Stanadyne’s leadership team, including the Named Executive Officers; and

•	Administering the Company’s Stock Option Plan, including establishing vesting targets and approving option awards as recommended by our Chief Executive Officer.

The Compensation Committee meets as often as is necessary, usually in conjunction with the quarterly Board of Directors meetings.

The Compensation Committee has structured the elements of the executives’ overall compensation to reward performance through a balance of achievement of both the near and longer term objectives of the Company. Base salary and benefits are designed to attract and retain the most experienced and capable executives, the MIP/EIP compensation is designed to motivate success over a twelve month period and the Option Plan is designed to ensure the executives’ commitment to enhancing long-term shareholder value.

During 2006, our Chief Executive Officer, Mr. Jones, provided recommendations to the Compensation Committee for base salary increases for each of the Named Executive Officers ranging from 2% to 6% based on his evaluation of the performance of each and their existing base salary relative to the marketplace. Mr. Jones also recommended Mr. Sullivan’s promotion to Vice President of Precision Engine Products Corp. in March 2006 to fill a vacancy left by a former employee’s resignation. Subsequent to the sale of that segment of our business in July, 2006, Mr. Jones recommended that Mr. Sullivan be promoted to his current position and receive a stock option for 150,000 shares of Holdings’ Common Stock. The Compensation Committee evaluated and approved each of these recommendations because they were complementary to motivation of the short and long term goals of the Company.

During the first quarter of 2007, Mr. Jones recommended to the Compensation Committee that changes to the Company’s defined benefit and 401(k) plans be made effective March 31 and April 1, 2007, respectively. These changes were recommended to make the Company’s overall retirement benefits more aligned with the marketplace by de-emphasizing the defined benefit plan and increasing the role of the 401(k) plan. As a result, the Compensation Committee recommended and the board of directors approved changes to both plans. The impact of these changes will be to freeze benefits earned by all employees under the defined benefit plan effective March 31, 2007 and significantly increase the level of Company contributions under the 401(k) Plan effective April 1, 2007. The effect of the Pension Plan changes on the Named Executive Officers benefits, while not specifically calculable at this time, will be to reduce the amount of pension benefit that would have otherwise been received at retirement if the plan had not been frozen. The increase to the 401(k) Plan will increase the maximum amount of Company benefit available to the Named Executive Officers from $300 per year to 3.5% of each executive’s annual base plus EIP compensation, up to the maximum allowable IRS limitation.

COMPENSATION COMMITTEE REPORT

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Boards of Directors of Holdings and Stanadyne that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2006.

Submitted by:

Samuel P. Frieder, Chairman

Gordon H. Woodward

Members of the Compensation Committee

Notwithstanding anything to the contrary set forth in any of Holdings’ and Stanadyne’s previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that incorporate future filings, including this Annual Report on Form 10-K, in whole or in part, the foregoing Compensation Committee Report shall not be incorporated by reference into any such filings.

In 2006, M. David Jones served as President of Holdings, and Stephen S. Langin served as Chief Financial Officer of Holdings. Neither Mr. Jones nor Mr. Langin received any compensation from Holdings for serving in those positions. The compensation of executive officers of Stanadyne is determined by the Board of Directors of Stanadyne and, with respect to the grant of any stock options of Holdings, by the Board of Directors of Holdings. The following table sets forth information concerning the Chief Executive Officer, the Chief Financial Officer and the three other most highly compensated executive officers of Stanadyne (the “Named Executive Officers”) for services rendered in fiscal 2006.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)		Change in Pension Value and Nonqualified Deferred Comp- ensation Earnings ($)(2)	All Other Comp- ensation ($)(3)	Total ($)
M. David Jones (effective 1/11/06) (President, Chief Executive Officer and Director)	2006	436,442	392,798	292,229	(1)	7,025	49,432	1,177,926

Stephen S. Langin (Vice President, Chief Financial Officer and Secretary)	2006	252,500	221,049	—		10,416	33,975	517,940

William W. Kelly (Senior Vice President and Chief Technical Officer)	2006	316,800	274,608	—		10,398	39,016	640,822

Jean S. McCarthy (Vice President, Human Resources)	2006	192,850	167,380	—		10,111	34,511	404,852

Shawn F. Sullivan (Vice President, Fluid Management Technologies)	2006	172,354	88,983	—		3,970	148,156	413,463

William D. Gurley (retired 1/10/2006) (President, Chief Executive Officer and Director)	2006	48,600	—	—		—	655,537	704,137

(1)	The valuation assumptions are those set forth in Notes 2 and 14 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.
(2)	Amounts shown are changes in pension value as there are no deferred compensation earnings.
(3)	All Other Compensation amounts included in this table are described for each individual as follows:
(a)	Mr. Jones received $22,259 in other compensation in 2006 to offset his increased income tax liability created by reimbursement of his temporary living and relocation costs to establish residence at the Company headquarters in Connecticut. Mr. Jones also received various amounts under the Company’s executive benefit plan that included $6,000 annual cash allowance, $5,571 automobile allowance and amounts paid for term life insurance, disability insurance, and long-term care insurance of $3,000, $11,158, and $1,445 respectively.

(b)	Mr. Langin received various amounts under the Company’s executive benefit plan that included a $6,000 cash allowance, $9,225 automobile allowance and amounts paid for variable annuity life insurance, disability insurance, and long-term care insurance of $14,303, $2,535, and $1,392 respectively. Mr. Langin received $300 as the maximum amount in annual Company 401(k) matching contributions as well $221 reimbursement of annual premium on personal umbrella liability insurance.
(c)	Mr. Kelly received various amounts under the Company’s executive benefit plan that included a $6,000 cash allowance, $9,723 automobile allowance and amounts paid for variable annuity life insurance, disability insurance, and long-term care insurance of $13,773, $6,091, and $1,579 respectively. Mr. Kelly received $300 as the maximum amount in annual Company 401(k) matching contributions as well $1,550 reimbursement of annual premium on personal umbrella liability insurance.
(d)	Ms. McCarthy received various amounts under the Company’s executive benefit plan that included a $6,000 cash allowance, $7,704 automobile allowance and amounts paid for variable annuity life insurance, disability insurance, and long-term care insurance of $15,975, $2,698, and $1,771 respectively. Ms. McCarthy received $363 reimbursement of annual premium on personal umbrella liability insurance.
(e)	In connection with the sale of the Company’s Precision Engine segment, Mr. Sullivan received a bonus of $125,000 upon successful completion of the transaction. Mr. Sullivan received various amounts under the Company’s executive benefit plan that included a $6,000 cash allowance, $1,641 automobile allowance and amounts paid for variable annuity life insurance, disability insurance, and long-term care insurance of $10,495, $3,521, and $950 respectively. Mr. Sullivan received $300 as the maximum amount in annual Company 401(k) matching contributions as well $249 reimbursement of annual premium on personal umbrella liability insurance.
(f)	In connection with Mr. Gurley’s retirement, he received severance benefits following his retirement on January 10, 2006 totaling $655,537.

GRANTS OF PLAN-BASED AWARDS

Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
M. David Jones	1/20/2006	3,500,000	3,500,000	3,500,000	$0.47	$550,077
Stephen S. Langin	—
William W. Kelly	—
Jean S. McCarthy	—
Shawn F. Sullivan	10/20/2006	150,000	150,000	150,000	$0.64	$87,009
William D. Gurley	—

All stock options included in the above table are issued and subject to the terms of the Stanadyne Holdings, Inc. 2004 Equity Incentive Plan (“Option Plan”). The stock option awards vest in equal portions over the four calendar years following the grant date. Vesting is contingent upon achieving a targeted level of EBITDA as defined by the Option Plan in each calendar year. Since there is not a public market for the common stock of Holdings, the option exercise price is the fair market value determined in good faith by the Holdings board of directors. All values have been determined in accordance with the rules promulgated by SFAS 123R. Valuation assumptions are described in Notes 2 and 14 to Consolidated Financial Statements contained in Part II, Item 8 of this Report.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

			Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date
M. David Jones	875,000	2,625,000	2,625,00		$0.47	1/19/2016
Stephen S. Langin	250,000	750,000	750,000		$0.47	9/30/2014
William W. Kelly	450,000	1,350,000	1,350,000		$0.47	9/30/2014
Jean S. McCarthy	37,500 —	112,500 100,000	112,500 100,000	$ $	0.47 0.67	9/30/2014 9/18/2015
Shawn F. Sullivan	25,000	75,000	75,000		$0.47	9/30/2014
	—	150,000	150,000		$0.64	10/19/2016
William D. Gurley	—	—	—		—	—

Stock options in the above table are subject to the terms and conditions of the Stanadyne Holdings, Inc. 2004 Equity Incentive Plan (“Option Plan”). The stock option awards vest in equal portions over the four calendar years following the grant date. Vesting is contingent upon achieving a targeted level of EBITDA as defined by the Option Plan in each calendar year. Options awarded in 2004 and options awarded to Mr. Jones have vested at 25% of the number granted, based on achievement of the Target EBITDA for the calendar year 2004. Target EBITDA was not achieved in calendar years 2005 or 2006, and consequently no additional vesting has taken place.

No options were exercised by the named executive officers in 2006 except for Mr. Gurley who, following his retirement on January 10, 2006, exercised a total of 208,830 options at an exercise price of $0.47 per share on April 10, 2006.

The Company provides retirement benefits to the named executive officers through a defined benefit pension plan and a defined contribution 401(k) plan.

PENSION BENEFITS

Name	Plan Name	Number of Years Credits Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
M. David Jones	Stanadyne Corporation Pension Plan	1.0	$24,220	0
	Stanadyne Automotive Corp.
	Supplemental Retirement Plan	1.0	$26,642	0
Stephen S. Langin	Stanadyne Corporation Pension Plan	25.75	$246,968	0
	Stanadyne Automotive Corp.
	Supplemental Retirement Plan	25.75	$118,204	0
William W. Kelly	Stanadyne Corporation Pension Plan	25.0	$367,660	0
	Stanadyne Automotive Corp.
	Supplemental Retirement Plan	25.0	$447,561	0
Jean S. McCarthy	Stanadyne Corporation Pension Plan	6.6	$165,776	0
	Stanadyne Automotive Corp.
	Supplemental Retirement Plan	6.6	$30,961	0
Shawn F. Sullivan	Stanadyne Corporation Pension Plan	9.0	$90,791	0
William D. Gurley	Stanadyne Corporation Pension Plan	21.8	$564,784	$41,481
	Stanadyne Automotive Corp.
	Supplemental Retirement Plan	21.8	$1,230,378	$90,365

Pension benefits are provided to the named executive officers under the terms of the Stanadyne Corporation Pension Plan (“Pension Plan”) and the Stanadyne Automotive Corp. Supplemental Retirement Plan (“SERP”), both defined benefit plans. The Pension Plan provides benefits up to the maximum allowable annual compensation limits as defined by IRS regulations. The SERP calculates benefits that are earned in excess of those earned under the Pension Plan. Amounts provided in the above table have been calculated using the same actuarial assumptions used for the pension liability valuation described in Note 10 to Consolidated Financial Statements contained in Item 8 of this Report. Individual benefits are assumed to be payable at a normal retirement age of 65 and are determined using a discount rate of 6.0% and applying the 1994 Group Annuity Mortality table, sex distinct. The terms of the Pension Plan and the SERP provide for early retirement after 10 years of company service at a reduced benefit of 6% for every year before age normal retirement age of 65. A more complete description of these pension plans follows.

The Pension Plan provides benefits for all domestic non-collectively bargained, salaried employees of the Company and hourly employees of the Company employed at the Windsor, Washington and Jacksonville facilities. Salaried employees who participate in the Pension Plan are provided benefits calculated under one of two different formulas. Salaried participants are entitled to the greater of the two benefit amounts.

Under Formula One, benefits are based upon (i) a percentage of the monthly average compensation received by a participant during the five consecutive calendar years of employment that would produce the highest such average (the “Final Average Compensation”), (ii) the years of service of the participant with the Company and certain related or predecessor employers (“Years of Credited Service”), and (iii) a percentage of the primary age 65 Social Security benefit. Specifically, the accrued benefit payable under Formula One of the Pension Plan is equal to (w) + (x) - (y) - (z), where

(w) = 1.7% of Final Average Compensation times Years of Credited Service (not in excess of 30)

(x) = 1% of Final Average Compensation times Years of Credited Service in excess of 30

(y) = 1.66% of primary Social Security times Years of Credited Service (not in excess of 30)

(z) = Annuity for employees actively employed prior to July 2, 1988 (where applicable)

Formula Two under the Pension Plan provides salaried participants with an accrued monthly benefit equal to $21.00 times Years of Credited Service less an Annuity for employees actively employed prior to July 2, 1988 (where applicable).

For purposes of the Pension Plan, compensation used in the determination of Final Average Compensation includes total earnings received for personal services to the Company. The total compensation that can be considered for any purpose under the Pension Plan is limited to $215,000 for 2006, $210,000 for 2005 and $205,000 for 2004 pursuant to requirements imposed by the Internal Revenue Code of 1986, as amended (the “Code”), as amended by the Economic Growth and Tax Relief Reconciliation Act (“EGTRRA”) for prior years as well as for future years. The Code also places certain other limitations on the annual benefits that may be paid under the Pension Plan.

The Company also maintains two nonqualified plans entitled the “Stanadyne Corporation Benefit Equalization Plan” and the “Stanadyne Corporation Supplemental Retirement Plan” (together, the “SERP”), which are designed to supplement the benefits payable under the Pension Plan for designated employees. The annual benefit payable under the SERP is equal to the difference between the benefit the designated employee would have received under the Pension Plan if certain Code limitations did not apply and the designated employee’s Pension Plan benefit.

Benefits may be paid under the Pension Plan and the SERP in the form of (i) a straight-life annuity for the life of the participant; (ii) a 50%, 75% or 100% joint and survivor annuity whereby the participant receives a reduced monthly benefit for life and the surviving spouse receives 50%, 75% or 100% of such reduced monthly benefit for life; and (iii) for participants with an accrued benefit of $5,000 or less, a lump sum.

PENSION PLAN TABLE (1)(2)

	Years of Service
Final Average Annual Compensation	15	20	25	30	35
$125,000	$27,755	$37,007	$46,259	$55,510	$61,760
150,000	34,130	45,507	56,884	68,260	75,760
175,000	40,505	54,007	67,509	81,010	89,760
200,000	46,880	62,507	78,134	93,760	103,760
225,000	53,255	71,007	88,759	106,510	117,760
250,000	59,630	79,507	99,384	119,260	131,760
300,000	72,380	96,507	120,634	144,760	159,760
400,000	97,880	130,507	163,134	195,760	215,760
450,000	110,630	147,507	184,384	221,260	243,760
500,000	123,380	164,507	205,634	246,760	271,760

Note:

(1)	Amounts shown represent the annual single-life benefit at age 65 from the Pension Plan (as defined herein) plus the benefit from the SERP (as defined herein).
(2)	For this illustration, the annual social security benefit was assumed to be $16,476 for the calculation of the Social Security offset.

Effective March 31, 2007, Stanadyne amended the Pension Plan to freeze benefits with respect to all participants so that no future benefits will accrue after that date. As required by law, benefits already accrued as of such date will not be affected. With respect to such benefits, participants will continue to vest and all other retirement options, including early retirement reduction factors will continue unchanged. The assets will continue to be held in trust for participants until they retire. The accrual of benefits for the named executives who participate in the SERP is based on the accrual of benefits under the Pension Plan. Therefore, the freeze of the Pension Plan also resulted in the freeze of the SERP.

401(k) Plans

The Company sponsors two savings plans which are intended to be qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. All regular U.S. employees, are eligible to participate in the Stanadyne Corporation Savings Plus Plan (the “401(k) Plan”). The maximum matching contribution for any participant, for any year is 50% of such participant’s contributions up to a maximum amount of $300.

Beginning on January 1, 1998, hourly employees at the Tallahassee Plant were eligible to participate in the Precision Engine Products Corp. Retirement Fund (the “PEPC 401(k) Plan”). The participants in the PEPC 401(k) Plan received a Company core contribution of $300 per year plus a maximum matching contribution of $200. Since the sale of Precision Engine in July, 2006, contributions to the PEPC 401(k) Plan ceased because all employees were transferred to the buyer.

Effective April 1, 2007, Stanadyne amended the 401(k) Plan to: (i) substantially increase Stanadyne’s matching contribution to 100% of employee pre-tax contributions on the first 1% of compensation and 50% of employee pre-tax contributions on the next 5% of compensation so that if an employee contributes 6% of compensation, the Stanadyne match would total 3.5% of that employee’s compensation; and (ii) provide for automatic enrollment at 3% of compensation for all new employees and all current employees who are not then contributing 3% or more of compensation.

DIRECTOR COMPENSATION

Name	Fees Earned of Paid in Cash ($)	Total ($)
James A. Wier	$25,000	$25,000
James D. Wiggins	250,000	$250,000

Mr. Wiggins serves as the Chairman of the Board and receives an annual director’s fee of $250,000. He is also eligible to receive incentive compensation under the Company’s MIP/EIP bonus plan. Mr. Wier was paid an annual fee of $25,000 for his service on the boards of directors of Holdings, Stanadyne, and Precision Engine.

EMPLOYMENT AGREEMENTS

M. David Jones

Pursuant to an employment agreement with Stanadyne dated January 10, 2006, Mr. Jones served as President and Chief Executive Officer during 2006 at a base salary of $450,000 and other benefits including an annual performance bonus opportunity of 100% of base salary. His base salary is subject to increase in an amount and frequency as determined by the Board.

Mr. Jones employment agreement is effective until his termination of employment due to death, disability, for cause, as defined in the agreement, or without cause upon written notice from the Executive Committee of the Board. Mr. Jones may terminate the agreement for “Good Reason,” which includes, among other circumstances, when the executive is assigned duties inconsistent with, or is subject to any other action by Stanadyne that results in a diminution of, his position, authority, duties or responsibilities. If employment is terminated without cause or for Good Reason, the Company shall pay to Mr. Jones for a period of eighteen months following the date of termination, his base salary at the rate in effect at the date of termination and the cost of participation in the Company’s group health benefit plans. Based on Mr. Jones’ salary and benefits for 2006, these amounts would equal $675,000 and $49,427, respectively.

On March 31, 2006, Stanadyne entered into a letter agreement with Mr. Jones, amending the employment agreement with him that was entered into on January 10, 2006. The amendment to the employment agreement provides for options to purchase 3.5 million shares of common stock of Holdings at $0.47 per share rather than $0.67 per share that was originally reported. These options continue to be subject to all of the terms of Holdings’ 2004 Equity Incentive Plan. In addition, the amendment to the employment agreement further provided Mr. Jones the opportunity to purchase a maximum of $2.0 million of Holdings’ common stock at a price of $0.47 per share rather than $0.67 per share that was originally reported, by no later than March 31, 2006. Mr. Jones purchased 800,000 shares pursuant thereto.

William W. Kelly

Pursuant to an employment agreement with Stanadyne, Mr. Kelly served in his noted capacities during 2006 at a base salary of $316,800. His salary is reviewed at least annually and shall be increased to be consistent with increases in base salary awarded in the ordinary course of business to other key executives.

Mr. Kelly’s employment agreement is renewed automatically for a term of one year on the anniversary of the effective date, unless notice is given by Stanadyne no later than thirty days before the end of the current term. If Stanadyne does not renew the agreement within the three-year period following a change of control, the change of control provisions will continue to apply and the executive may be entitled to certain payments under the agreement in the event of termination.

Stanadyne may terminate Mr. Kelly for cause, as defined in the agreement, as well as for death and disability. Moreover, the executive may terminate the agreement for “Good Reason,” which includes, among other circumstances, when the executive is assigned duties inconsistent with, or is subject to any other action by Stanadyne that results in a diminution of his position, authority, duties or responsibilities. Upon the termination of the employment agreement by the executive upon Good Reason, the Company shall pay to the executive within thirty days of the date of termination (i) his base salary through the date of termination, as well as any outstanding bonus payments; (ii) the previous year’s bonus payment prorated for the fiscal year of the termination; (iii) an amount equal to the executive’s base salary; (iv) any deferred compensation; and (v) any other amount due the executive under any other separation or severance pay plan of Stanadyne. Based on Mr. Kelly’s compensation for 2006, and assuming Mr. Kelly terminated his employment at the end of the first fiscal quarter, these amounts would equal $0, $68,652, $320,000, $0, and $0 respectively.

Upon any termination within three years of a change of control, as defined in the agreements, Mr. Kelly is entitled to certain payments, unless the termination is because of the death or retirement of the executive, by Stanadyne for cause or disability, or by the executive for other than Good Reason. Such payments shall include (i) the executive’s base salary through the date of termination, as well as any outstanding bonus payments; (ii) the previous year’s bonus payment prorated for the fiscal year of termination; (iii) an amount equal to three times the executive’s current base salary, plus three times the average amount paid to the executive in bonus payments over the prior three years; (iv) any deferred compensation; and (v) certain payments with respect to the executive’s automobile. The executive shall be entitled to continued participation under the welfare benefit plans of Stanadyne for one year following the date of termination. Payments under (iii) of this paragraph shall be payable in three equal installments: the first on the date of termination; the second on the first anniversary of the date of termination; and the third on the second anniversary of the date of termination. Based on Mr. Kelly’s compensation for 2006, and assuming Mr. Kelly terminated his employment at the end of the first fiscal quarter, these amounts would equal $0, $68,652, $1,559,148, $0, and $49,918 respectively, paid in three installments as noted.

William D. Gurley

Effective January 10, 2006, William D. Gurley retired from his position as President and Chief Executive Officer. Severance benefits totaling $2,023,894 were calculated based on the terms of Mr. Gurley’s employment agreement. Amounts totaling $655,350 were paid in 2006, with the balance due in equal installments on January 10, 2007 and January 10, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stanadyne is authorized by its Certificate of Incorporation to issue 10,000 shares of common stock, par value $.01 per share (“Stanadyne Common Stock”). Holdings indirectly owns all of the issued and outstanding 1,000 shares of Stanadyne Common Stock. Holdings is authorized by its Certificate of Incorporation to issue 150,000,000 shares of common stock, par value $.01 per share (“Holdings Common Stock”), of which 106,097,501 shares were outstanding on December 31, 2006. A group of investors led by Kohlberg and management of the Company own substantially all of Holdings Common Stock. Holdings created the Option Plan, which provides for the grant of non-qualified stock options to certain key employees and/or directors of the Company.

As of December 31, 2006, there were 36 holders of record of shares of Holdings Common Stock. The following table sets forth certain information regarding beneficial ownership of Holdings Common Stock as of December 31, 2006, assuming the exercise of stock options exercisable within 60 days of such date by (i) each person who is known by Holdings to be the beneficial owner of more than 5% of Holdings Common Stock, (ii) each of the Company’s directors and the Named Executive Officers in the Summary Compensation Table and (iii) all directors and executive officers as a group. To the knowledge of the Company, each stockholder has sole voting and investment power as to the shares of Holdings Common Stock shown unless otherwise noted.

Name	Shares (1)	Percentage
Kohlberg Funds (2) c/o Kohlberg Management IV, L.L.C. 111 Radio Circle Mount Kisco, NY 10549	60,000,001	56.6
Co-Investment Partners, L.P c/o Lexington Partners, Inc. 660 Madison Avenue New York, NY 10021	20,000,000	18.9
James D. Wiggins (3)(4)	1,700,000	1.6
Samuel P. Frieder (3)	0	*
Seth H. Hollander (3)	0	*
Christopher Lacovara (3)	0	*
Gordon H. Woodward (3)	0	*
James A. Wier (3)(5)	6,250	*
M. David Jones (6)	1,675,000	1.6
Shawn F. Sullivan (7)	225,000	*
William K. Kelly (8)	1,150,000	1.1
Stephen S. Langin (9)	650,000	*
Jean S. McCarthy (10)	37,500	*
William D. Gurley (11)	1,063,830	1.0
All executive officers and directors as a group (14 persons) (12)	6,507,580	6.1

*	Represents less than 1%
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

(3)

Each of Messrs. Wiggins, Frieder, Hollander, Lacovara, Wier and Woodward are members of Kohlberg Management IV, L.L.C., which is the sole general partner of each of Kohlberg Investors IV, L.P., Kohlberg TE Investors IV, L.P., Kohlberg Offshore Investors IV, L.P., and Kohlberg Partners IV, L.P. Accordingly each of such directors may be deemed to beneficially own the 60,000,001 shares held by the Kohlberg Funds, although each disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(4)	Includes 1,200,000 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2006.
(5)	Consists entirely of shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2006.
(6)	Includes 875,000 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2006.
(7)	Includes 25,000 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2006.
(8)	Includes 450,000 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2006.
(9)	Includes 250,000 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2006.
(10)	Consists entirely of shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2006.
(11)	Consists entirely of shares of Common Stock.
(12)	Includes 2,843,750 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2006.

Stanadyne does not have any compensation plans under which its equity securities are authorized for issuance.

The following table sets forth information regarding Holdings’ equity compensation plan as of December 31, 2006. Holdings’ stockholder-approved Option Plan is described further in Notes 2 and 14 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	13,865,000	(1)	$0.48	1,572,420

Equity compensation plans not approved by security holders	None		Not applicable	Not applicable

Total	13,865,000	(1)	$0.48	1,572,420

(1)	Consists of 3,226,250 vested outstanding exercisable options and 10,638,750 unvested outstanding options.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

The Company does not have any formal policies or procedures with respect to reviewing or approving related party transactions. However, it would expect its board of directors to consider any such transactions consistent with its fiduciary duties.

DIRECTOR INDEPENDENCE

As the President of Holdings and Chief Executive Officer of Stanadyne, director M. David Jones is not considered “independent” based on the listing standards of the Nasdaq Stock market if the securities of each of Holdings and Stanadyne were so listed (which they are not). While each of the other directors is a member of the management of the controlling stockholder of the Company, the boards of directors of Holdings and Stanadyne have concluded that each director is “independent” based on such listing standards since the management fee received by such stockholder is less than 5% of the gross revenues of the Company, and the boards of directors have concluded that such relationship, in their opinion, does not interfere with the exercise of independent judgment in carrying out the responsibilities of a director. However, the directors serving on the audit committee, namely Gordon Woodward and James Wier, may not be considered independent based on the more stringent independence standards of the Nasdaq Stock Market applicable to directors serving on audit committees since each of the audit committee members is a member of the management of the controlling stockholder of the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the years ended December 31, 2006 and 2005, professional services were performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte Entities”).

Audit Fees

The aggregate fees billed for the audits of our annual financial statements for the fiscal years ended December 31, 2006 and 2005 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q were $409,590 and $337,750 respectively.

Audit Related Fees

There were no audit related fees paid in 2006 and 2005 for Stanadyne or Holdings.

Tax Fees

The aggregate fees billed for our tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2006 and 2005 were $71,849 and $102,448, respectively. These fees primarily related to preparation of state and federal income tax returns, including a calculation for federal extraterritorial income exclusion.

All Other Fees

The aggregate fees billed for services related to accounting consultation for the sale of the Precision Engine segment, related filings with the Securities and Exchange Commission and other miscellaneous services not included above were $15,979 in 2006 for Stanadyne. There were no amounts billed for 2005 services.

Audit Committee Pre-Approval Process, Policies and Procedures

The audit committees for Holdings and Stanadyne consist of the same directors and serve the same function in both companies. The Audit Committees have the ultimate authority and responsibility to select, evaluate and, where appropriate, replace the independent auditor. The Company’s management is responsible for preparing the Company’s financial statements. The independent auditors are responsible for auditing those financial statements. Management and the independent auditors have more time, knowledge and detailed information about the Company than do Audit Committee members. Consequently, in carrying out its oversight responsibilities, the Audit Committees are not providing any professional certification as to the independent auditors’ work or any expert or special assurance as to the Company’s financial statements, including with respect to auditor independence.

The Audit Committees must pre-approve the annual engagement and all audit and non-audit services rendered to Holdings and Stanadyne by the independent accountants other than described in the annual engagement letters. Such pre-approval is waived if services may be rendered within the de minimis exception contained in Section 202 of the Sarbanes-Oxley Act of 2002 and any rules and regulations promulgated pursuant thereto.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements:

See “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

2. Financial Statement Schedules:

Neither Holdings nor Stanadyne is required by the applicable accounting regulations of the Securities and Exchange Commission to provide any financial statement schedules. The Financial Statements and the Notes thereto contain what information is required.

3. Exhibits:

EXHIBIT NUMBER	DESCRIPTION
2.1	Stock Purchase Agreement among KSTA Acquisition, LLC and The Sellers listed on attached A thereto dated June 23, 2004 (Exhibit 10.17 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2004, filed August 13, 2004).

2.2	Asset Purchase Agreement dated as of June 30, 2006 by and among Defiance, Inc., Precision Engine Products Corp. and Stanadyne Corporation (Exhibit 10.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2006, filed August 14, 2006).

2.2.1	Amendment dated July 31, 2006 to the Asset Purchase Agreement dated as of June 30, 2006 by and among Defiance, Inc., Precision Engine Products Corp. and Stanadyne Corporation (Exhibit 10.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2006, filed August 14, 2006).

3.1.1	Amended and Restated Certificate of Incorporation of Stanadyne Corporation (Exhibit 3.1 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998).

3.1.2	Certificate of Amendment of Certificate of Incorporation (Exhibit 3.1.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2001, filed November 13, 2001).

3.2	Amended and Restated By-laws of Stanadyne Corporation (Exhibit 3.2 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998).

3.3.1	Amended and Restated Certificate of Incorporation of Stanadyne Holdings, Inc. (Exhibit 3.1.1 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2004 and amended on April 28, 2004).

3.3.2	Certificate of Amendment of Certificate of Incorporation of Stanadyne Holdings, Inc. (Exhibit 3.1.2 to Registration Form S-4 Statement of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2004 and amended on April 28, 2004).

3.4	Amended and Restated By-laws of Stanadyne Holdings, Inc. (Exhibit 3.2 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2004 and amended on April 28, 2004).

4.1	Indenture dated as of August 6, 2004, among KSTA Acquisition, LLC to be merged with and into Stanadyne Corporation, Precision Engine Products Corp., and The Bank of New York, Trustee (Exhibit 4.6.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004).

4.2	Exchange and Registration Rights Agreement dated as of August 6, 2004 by and among KSTA Acquisition, LLC, Stanadyne Corporation, Precision Engine Products Corp., and Goldman, Sachs & Co. (Exhibit 4.6.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004).

4.3	Form of Exchange Note (filed as an exhibit to the Indenture relating to the notes—see Exhibit 4.1).

4.4.1	Credit and Guaranty Agreement dated as of August 6, 2004 among Stanadyne Corporation, as Borrower, Stanadyne Automotive Holding Corp. and Certain Subsidiaries of Stanadyne Corporation, as Guarantors, Various Lenders, and Goldman Sachs Credit Partners L.P., as Sole Lead Arranger, Sole Bookrunner, Syndication Agent, Administrative Agent and Collateral Agent (Exhibit 4.4.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004).

4.4.2	Pledge and Security Agreement dated as of August 6, 2004 between each of Stanadyne Corporation, Stanadyne Automotive Holdings Corp., and Precision Engine Products Corp. and Goldman Sachs Credit Partners L.P. as the Term Collateral Agent (Exhibit 4.4.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004).

4.4.3	First Amendment dated July 31, 2006, to Credit and Guaranty Agreement dated as of August 6, 2004 among Stanadyne Corporation, as Borrower, Stanadyne Automotive Holding Corp. and Certain Subsidiaries of Stanadyne Corporation, as Guarantors, Various Lenders, and Goldman Sachs Credit Partners L.P., as Sole Lead Arranger, Sole Bookrunner, Syndication Agent, Administrative Agent and Collateral Agent. (1)

4.5.1	Revolving Credit and Guaranty Agreement dated as of August 6, 2004 among Stanadyne Corporation, as Borrower, Stanadyne Automotive Holding Corp. and Certain Subsidiaries of Stanadyne Corporation, as Guarantors, Various Lenders, Goldman Sachs Credit Partners L.P., as sole Lead Arranger, Sole Bookrunner and Syndication Agent, The CIT Group/Business Credit Inc., as Administration Agent and Collateral Agent, Antares Capital Corporation as Co-Documentation Agent, and Lasalle Bank National Association, as Co-Documentation Agent (Exhibit 4.5.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004).

4.5.2	Pledge and Security Agreement dated as of August 6, 2004 between each of Stanadyne Corporation, Stanadyne Automotive Holdings Corp., and Precision Engine Products Corp. and The CIT Group/Business Credit, Inc. as the Revolving Collateral Agent (Exhibit 4.5.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004).

4.5.3	Second Amendment dated July 31, 2006, to Revolving Credit and Guaranty Agreement dated as of August 6, 2004 among Stanadyne Corporation, as Borrower, Stanadyne Automotive Holding Corp. and Certain Subsidiaries of Stanadyne Corporation, as Guarantors, Various Lenders, Goldman Sachs Credit Partners L.P., as sole Lead Arranger, Sole Bookrunner and Syndication Agent, The CIT Group/Business Credit Inc., as Administration Agent and Collateral Agent, Antares Capital Corporation, as Co-Documentation Agent, and LaSalle Bank National Association, as Co-Documentation Agent. (1)

4.6	Indenture dated as of December 20, 2004, between Stanadyne Holdings, Inc. and The Bank of New York, Trustee. (Exhibit 4.1 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2004 and amended on April 28, 2004).

4.7	Exchange and Registration Rights Agreement dated as of December 20, 2004 by and between Stanadyne Holdings, Inc. and Goldman, Sachs & Co. (Exhibit 4.2 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2004 and amended on April 28, 2004).

4.8	Form of Exchange Note. (Exhibit 4.3 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2004 and amended on April 28, 2004).

10.1	Stanadyne Holdings, Inc., 2004 Equity Incentive Plan (Exhibit 10.19 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004).

10.2 *	Form of Amended and Restated Employment Agreement by and between Stanadyne Automotive Corp. and William Gurley and William Kelly (Exhibit 10.3 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998).

10.3 *	Stanadyne Corporation Pension Plan effective January 1, 2002 amended and restated (Exhibit 10.5.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 2002, filed May 14, 2002).

10.3.1*	Seventh Amendment to the Stanadyne Corporation Pension Plan, effective March 31, 2007.

10.4 *	Stanadyne Corporation Savings Plus Plan effective January 1, 2002 amended and restated (Exhibit 10.6.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 2002, filed May 14, 2002).

10.4.1*	Eighth Amendment to the Stanadyne Corporation Savings Plus Plan, effective March 31, 2007.

10.5 *	Precision Engine Products Corp. Retirement Fund effective as of January 1, 1998 (Exhibit 10.7 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998).

10.6 *	Stanadyne Corporation Benefit Equalization Plan effective as of January 1, 1992 (Exhibit 10.8 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998).

10.7 *	Stanadyne Corporation Supplemental Retirement Plan effective as of January 1, 1992 (Exhibit 10.9 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998).

10.8	Customer Agreement dated as of January 22, 1996 between Stanadyne Automotive Corp. and General Motors Powertrain Group (Pursuant to Rule 24b-2 under the Exchange Act, Stanadyne Corporation has requested confidential treatment of portions of this exhibit deleted from the filed copy.) (Exhibit 10.12 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998).

10.8.1	Amendment dated March 13, 1998 to Customer Agreement dated as of January 22, 1996 between Stanadyne Automotive Corp. and General Motors Powertrain Group (Pursuant to Rule 24b-2 under the Exchange Act, Stanadyne Corporation has requested confidential treatment of portions of this exhibit deleted from the filed copy.) (Exhibit 10.12.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 1998, filed on May 14, 1998).

10.9	Management Agreement dated as of August 6, 2004 between Stanadyne Corporation and Kohlberg & Company, L.L.C. (Exhibit 10.11 to Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-120969, filed on December 3, 2004 and amended on February 4, 2005).

10.10 *	Employment Agreement between Stanadyne Corporation and M. David Jones dated January 10, 2006 (Exhibit 10.1 to Current Report on Form 8-K of Stanadyne Corporation, dated January 10, 2006 and filed on January 17, 2006).

10.10.1 *	Letter Agreement dated March 31, 2006 amending the Employment Agreement between Stanadyne Corporation and M. David Jones dated January 10, 2006 (Exhibit 10.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 2006, filed May 15, 2006).

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

14	Business Ethics Policy (Exhibit 14.1 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2003, filed on March 30, 2004).

21	Subsidiaries of Registrants

31.1	Certification of President of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Chief Executive Officer and Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to Stanadyne’s Form 8-K, filed August 4, 2006.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Stanadyne Holdings, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stanadyne Holdings, Inc.
(Registrant)

Date: April 2, 2007	By:	/s/ M. David Jones
M. David Jones
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of Stanadyne Holdings, Inc. and in the capacities and on the dates indicated.

Date: April 2, 2007	By:	/s/ M. David Jones
M. David Jones
President and Director

Date: April 2, 2007	By:	/s/ Stephen S. Langin
Stephen S. Langin
Vice President, Chief Financial Officer and Secretary

Date: April 2, 2007	By:	/s/ Samuel P. Frieder
Samuel P. Frieder
Director

Date: April 2, 2007	By:	/s/ Seth H. Hollander
Seth H. Hollander
Director

Date: April 2, 2007	By:	/s/ Christopher Lacovara
Christopher Lacovara
Director

Date: April 2, 2007	By:	/s/ James A. Wier
James A. Wier
Director

Date: April 2, 2007	By:	/s/ James D. Wiggins
James D. Wiggins
Chairman of the Board and Director

Date: April 2, 2007	By:	/s/ Gordon Woodward
Gordon H. Woodward
Director

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Stanadyne Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stanadyne Corporation
(Registrant)

Date: April 2, 2007	By:	/s/ M. David Jones
M. David Jones
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of Stanadyne Corporation and in the capacities and on the dates indicated.

Date: April 2, 2007	By:	/s/ M. David Jones
M. David Jones
President, Chief Executive Officer and Director

Date: April 2, 2007	By:	/s/ Stephen S. Langin
Stephen S. Langin
Vice President, Chief Financial Officer and Secretary

Date: April 2, 2007	By:	/s/ Samuel P. Frieder
Samuel P. Frieder
Director

Date: April 2, 2007	By:	/s/ Seth H. Hollander
Seth H. Hollander
Director

Date: April 2, 2007	By:	/s/ Christopher Lacovara
Christopher Lacovara
Director

Date: April 2, 2007	By:	/s/ James A. Wier
James A. Wier
Director

Date: April 2, 2007	By:	/s/ James D. Wiggins
James D. Wiggins
Chairman of the Board and Director

Date: April 2, 2007	By:	/s/ Gordon Woodward
Gordon H. Woodward
Director

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
2.1	Stock Purchase Agreement among KSTA Acquisition, LLC and The Sellers listed on attached A thereto dated June 23, 2004 (Exhibit 10.17 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2004, filed August 13, 2004).

2.2	Asset Purchase Agreement dated as of June 30, 2006 by and among Defiance, Inc., Precision Engine Products Corp. and Stanadyne Corporation (Exhibit 10.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2006, filed August 14, 2006).

2.2.1	Amendment dated July 31, 2006 to the Asset Purchase Agreement dated as of June 30, 2006 by and among Defiance, Inc., Precision Engine Products Corp. and Stanadyne Corporation (Exhibit 10.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2006, filed August 14, 2006).

3.1.1	Amended and Restated Certificate of Incorporation of Stanadyne Corporation (Exhibit 3.1 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998).

3.1.2	Certificate of Amendment of Certificate of Incorporation (Exhibit 3.1.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2001, filed November 13, 2001).

3.2	Amended and Restated By-laws of Stanadyne Corporation (Exhibit 3.2 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998).

3.3.1	Amended and Restated Certificate of Incorporation of Stanadyne Holdings, Inc. (Exhibit 3.1.1 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2004 and amended on April 28, 2004).

3.3.2	Certificate of Amendment of Certificate of Incorporation of Stanadyne Holdings, Inc. (Exhibit 3.1.2 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2004 and amended on April 28, 2004).

3.4	Amended and Restated By-laws of Stanadyne Holdings, Inc. (Exhibit 3.2 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2004 and amended on April 28, 2004).

4.1	Indenture dated as of August 6, 2004, among KSTA Acquisition, LLC to be merged with and into Stanadyne Corporation, Precision Engine Products Corp., and The Bank of New York, Trustee (Exhibit 4.6.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004).

4.2	Exchange and Registration Rights Agreement dated as of August 6, 2004 by and among KSTA Acquisition, LLC, Stanadyne Corporation, Precision Engine Products Corp., and Goldman, Sachs & Co. (Exhibit 4.6.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004).

4.3	Form of Exchange Note (filed as an exhibit to the Indenture relating to the notes—see Exhibit 4.1).

4.4.1	Credit and Guaranty Agreement dated as of August 6, 2004 among Stanadyne Corporation, as Borrower, Stanadyne Automotive Holding Corp. and Certain Subsidiaries of Stanadyne Corporation, as Guarantors, Various Lenders, and Goldman Sachs Credit Partners L.P., as Sole Lead Arranger, Sole Bookrunner, Syndication Agent, Administrative Agent and Collateral Agent (Exhibit 4.4.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004).

4.4.2	Pledge and Security Agreement dated as of August 6, 2004 between each of Stanadyne Corporation, Stanadyne Automotive Holdings Corp., and Precision Engine Products Corp. and Goldman Sachs Credit Partners L.P. as the Term Collateral Agent (Exhibit 4.4.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004).

4.4.3	First Amendment dated July 31, 2006, to Credit and Guaranty Agreement dated as of August 6, 2004 among Stanadyne Corporation, as Borrower, Stanadyne Automotive Holding Corp. and Certain Subsidiaries of Stanadyne Corporation, as Guarantors, Various Lenders, and Goldman Sachs Credit Partners L.P., as Sole Lead Arranger, Sole Bookrunner, Syndication Agent, Administrative Agent and Collateral Agent. (1)

4.5.1	Revolving Credit and Guaranty Agreement dated as of August 6, 2004 among Stanadyne Corporation, as Borrower, Stanadyne Automotive Holding Corp. and Certain Subsidiaries of Stanadyne Corporation, as Guarantors, Various Lenders, Goldman Sachs Credit Partners L.P., as sole Lead Arranger, Sole Bookrunner and Syndication Agent, The CIT Group/Business Credit Inc., as Administration Agent and Collateral Agent, Antares Capital Corporation as Co-Documentation Agent, and Lasalle Bank National Association, as Co-Documentation Agent (Exhibit 4.5.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004).

4.5.2	Pledge and Security Agreement dated as of August 6, 2004 between each of Stanadyne Corporation, Stanadyne Automotive Holdings Corp., and Precision Engine Products Corp. and The CIT Group/Business Credit, Inc. as the Revolving Collateral Agent (Exhibit 4.5.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004).

4.5.3	Second Amendment dated July 31, 2006, to Revolving Credit and Guaranty Agreement dated as of August 6, 2004 among Stanadyne Corporation, as Borrower, Stanadyne Automotive Holding Corp. and Certain Subsidiaries of Stanadyne Corporation, as Guarantors, Various Lenders, Goldman Sachs Credit Partners L.P., as sole Lead Arranger, Sole Bookrunner and Syndication Agent, The CIT Group/Business Credit Inc., as Administration Agent and Collateral Agent, Antares Capital Corporation, as Co-Documentation Agent, and LaSalle Bank National Association, as Co-Documentation Agent. (1)

4.6	Indenture dated as of December 20, 2004, between Stanadyne Holdings, Inc. and The Bank of New York, Trustee. (Exhibit 4.1 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2004 and amended on April 28, 2004).

4.7	Exchange and Registration Rights Agreement dated as of December 20, 2004 by and between Stanadyne Holdings, Inc. and Goldman, Sachs & Co. (Exhibit 4.2 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2004 and amended on April 28, 2004).

4.8	Form of Exchange Note. (Exhibit 4.3 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2004 and amended on April 28, 2004).

10.1	Stanadyne Holdings, Inc., 2004 Equity Incentive Plan (Exhibit 10.19 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004).

10.2 *	Form of Amended and Restated Employment Agreement by and between Stanadyne Automotive Corp. and William Gurley and William Kelly (Exhibit 10.3 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998).

10.3 *	Stanadyne Corporation Pension Plan effective January 1, 2002 amended and restated (Exhibit 10.5.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 2002, filed May 14, 2002).

10.3.1 *	Seventh Amendment to the Stanadyne Corporation Pension Plan, effective March 31, 2007.

10.4 *	Stanadyne Corporation Savings Plus Plan effective January 1, 2002 amended and restated (Exhibit 10.6.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 2002, filed May 14, 2002).

10.4.1*	Eighth Amendment to the Stanadyne Corporation Savings Plus Plan, effective March 31, 2007.

10.5 *	Precision Engine Products Corp. Retirement Fund effective as of January 1, 1998 (Exhibit 10.7 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998).

10.6 *	Stanadyne Corporation Benefit Equalization Plan effective as of January 1, 1992 (Exhibit 10.8 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998).

10.7 *	Stanadyne Corporation Supplemental Retirement Plan effective as of January 1, 1992 (Exhibit 10.9 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998).

10.8	Customer Agreement dated as of January 22, 1996 between Stanadyne Automotive Corp. and General Motors Powertrain Group (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.) (Exhibit 10.12 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998).

10.8.1	Amendment dated March 13, 1998 to Customer Agreement dated as of January 22, 1996 between Stanadyne Automotive Corp. and General Motors Powertrain Group (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.) (Exhibit 10.12.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 1998, filed on May 14, 1998).

10.9	Management Agreement dated as of August 6, 2004 between Stanadyne Corporation and Kohlberg & Company, L.L.C. (Exhibit 10.11 to Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-120969, filed on December 3, 2004 and amended on February 4, 2005).

10.10 *	Employment Agreement between Stanadyne Corporation and M. David Jones dated January 10, 2006 (Exhibit 10.1 to Current Report on Form 8-K of Stanadyne Corporation, dated January 10, 2006 and filed on January 17, 2006).

10.10.1 *	Letter Agreement dated March 31, 2006 amending the Employment Agreement between Stanadyne Corporation and M. David Jones dated January 10, 2006 (Exhibit 10.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 2006, filed May 15, 2006).

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

14	Business Ethics Policy (Exhibit 14.1 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2003, filed on March 30, 2004).

21	Subsidiaries of Registrants

31.1	Certification of President of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Chief Executive Officer and Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to Stanadyne’s Form 8-K, filed August 4, 2006.