Form 10-K
period 2008-12-31
STANADYNE CORP; Stanadyne Holdings, Inc.
filed 2009-03-31
CIK 1053439, 1323274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number	Exact name of registrant as specified in its charter, Principal Executive Office Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification No.
333-124154	Stanadyne Holdings, Inc. 92 Deerfield Road Windsor, CT 06095 (860) 525-0821	Delaware	20-1398860

333-45823	Stanadyne Corporation 92 Deerfield Road Windsor, CT 06095 (860) 525-0821	Delaware	22-2940378

Securities registered pursuant to Section 12(b) or 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Stanadyne Holdings, Inc.	Yes	☐	No	☑
Stanadyne Corporation	Yes	☐	No	☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Stanadyne Holdings, Inc.	Yes	☐	No	☑
Stanadyne Corporation	Yes	☐	No	☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Stanadyne Holdings, Inc.	Yes	☑	No	☐
Stanadyne Corporation	Yes	☑	No	☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Stanadyne Holdings, Inc.	☑
Stanadyne Corporation	☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Stanadyne Holdings, Inc.	Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller Reporting Company ☐
Stanadyne Corporation	Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Stanadyne Holdings, Inc.	Yes	☐	No	☑
Stanadyne Corporation	Yes	☐	No	☑

As of June 30, 2008, there was no established public trading market for the shares of either of the registrant’s common stock, and no shares of common stock were held by non-affiliates of either registrant.

The number of shares of the registrant’s common stock (only one class for each registrant) outstanding as of March 1, 2009:

Stanadyne Holdings, Inc.	106,027,581 shares
Stanadyne Corporation	1,000 shares (100% owned by Stanadyne Automotive Holding Corp., a direct and wholly-owned subsidiary of Stanadyne Holdings, Inc.)

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

General

Stanadyne Holdings, Inc. (“Holdings”) owns all of the outstanding common stock of Stanadyne Automotive Holdings Corp. (“SAHC”). SAHC owns all of the outstanding common stock of Stanadyne Corporation (together with its consolidated subsidiaries, “Stanadyne”). A majority of the outstanding common stock of Holdings is owned by funds managed by Kohlberg Management IV, L.L.C. (“Kohlberg”). Collectively, Holdings, SAHC and Stanadyne hereinafter are referred to as the “Company.” Holdings and Stanadyne are separate reporting companies. The Company is a leading designer and manufacturer of highly engineered, precision manufactured engine components, including fuel injection equipment for diesel engines. With over 130 years of machining experience and over 50 years as a supplier of diesel fuel injection equipment, Stanadyne’s core competencies in product design, precision machining, and the assembly and testing of complex components have earned the Company a reputation for innovative, high quality products. The Company possesses an extremely broad range of manufacturing technology and know-how and is capable of high-volume production runs, machining high-quality components within tolerances of 20 millionths of an inch on a cost-effective basis. In addition to designing and manufacturing, the Company has been successfully pursuing business to manufacture and assemble, on an exclusive contract basis, components designed by other companies.

The Company sells engine components to original equipment manufacturers (“OEMs”) in a variety of applications, including agricultural and construction vehicles and equipment, industrial products, automobiles, light duty trucks and marine equipment. The aftermarket is a core element of the Company’s operations. The Company sells replacement parts and units through all appropriate global channels to service its products, including the service organizations of its OEM customers, its own authorized network of distributors and dealers, and major aftermarket distribution companies. Since the sale of wholly-owned subsidiary, Precision Engine Products Corp. (“PEPC” or “Precision Engine”), on July 31, 2006, the Company conducts its business through a single segment, the Precision Products and Technologies Group (“Precision Products”). Because of the sale of PEPC, certain amounts related to PEPC are presented as discontinued operations in all periods presented. Revenues, expenses and costs have been excluded from the respective captions and reported as loss from discontinued operations, net of income taxes, for all periods presented.

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

OVERVIEW

Subsequent to the sale of PEPC, Stanadyne is comprised of one reportable segment. Stanadyne is one of only five independent worldwide manufacturers selling to the geographic areas in which the Company competes. Net sales for Stanadyne were $277.5 million, $292.5 million and $304.6 million for 2008, 2007 and 2006, respectively. Operating income for Stanadyne was $34.5 million, $39.1 million and $26.2 million for 2008, 2007 and 2006, respectively. Total assets of Stanadyne were $419.8 million and $434.6 million at December 31, 2008 and 2007, respectively.

Products. Stanadyne manufactures its own proprietary products including pumps for gasoline engines and diesel engines (up to 250 horsepower, an engine range comprising approximately 90% of all diesel engines produced worldwide), injectors and filtration systems for diesel engines and various non-proprietary products manufactured under contract for other companies. Stanadyne sells its fuel injection products to its customers on an individual component basis or by complete line. The primary focus of Stanadyne is the agricultural and industrial off-highway segments of the market. Fuel pumps and injectors, Stanadyne’s primary products, are the most highly engineered, precision manufactured components on a diesel engine and comprise the core components of a diesel engine’s fuel system. Because fuel system components are so elemental to the proper functioning and optimal performance of a diesel engine, they are essentially custom engineered for a specific engine platform. As a result, the Company typically supplies these components on a sole source basis for the life of engine platforms and enjoys a leading position in the aftermarket. Stanadyne also manufactures diesel fuel management systems including fuel filters, fuel heaters and water separators, oil pumps and other precision manufactured components and distributes diesel fuel conditioners, stabilizers and diesel engine diagnostic equipment. Due to its competencies in precision manufacturing, assembly and testing of complex products, the Company has been successfully pursuing business to manufacture and assemble, on an exclusive contract basis, components designed by other companies.

Customers. Stanadyne’s primary customers are OEMs of diesel engines. Stanadyne’s largest customers, Deere & Company (“Deere”), General Engine Products, Inc. (“GEP”) and Cummins, Inc. (“Cummins”) accounted for approximately $129.1 million, or approximately 46.5% of Stanadyne’s 2008 net sales. In 2007, Deere, GEP, and Cummins accounted for approximately $148.4 million, or approximately 50.7% of Stanadyne’s 2007 net sales. In 2006, Deere, GEP, Cummins and General Motors Corporation (“GM”) accounted for approximately $179.7 million, or approximately 59% of Stanadyne’s 2006 net sales. Deere was the only customer that accounted for more than 10% of Stanadyne’s net sales in 2008, 2007 and 2006, at 32.4%, 39.9% and 39.7%, respectively. Effective November 1, 2006, Stanadyne and Deere entered into a five-year supply agreement.

Stanadyne supports the servicing of its own products through sales of aftermarket units and parts to the service organizations of its OEM customers, through its own global network of authorized distributors and dealers, and through major aftermarket distribution companies. Total shipments to all service market channels represented 43.5%, 41.0% and 40.9% of Stanadyne’s sales in 2008, 2007 and 2006, respectively.

Joint Venture. The Company has a joint venture with Amalgamations Private Limited in the state of Tamil Nadu, India. The joint venture is named Stanadyne Amalgamations Private Limited (“SAPL”) and started manufacturing diesel fuel injection equipment for export markets in the second quarter of 2003. Stanadyne holds a 51% controlling share of SAPL.

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

PATENTS AND TRADEMARKS

The Company relies upon patent, trademark and copyright protection as well as upon unpatented technological know-how and other trade secrets for certain products, components, processes and applications. However, the Company’s operations are not dependent upon any single or related group of patents, copyrights or trademarks or their duration. The patents have a duration of between 4 and 18.5 years. The Company considers its proprietary information important, especially in the maintenance of its competitive position in the aftermarket business, and takes actions to protect its intellectual property rights.

EMPLOYEES

At December 31, 2008, the Company employed 1,634 persons of whom approximately 31% were salaried and 69% were hourly employees. All of the Company’s employees are non-unionized with the exception of those in Stanadyne, S.p.A. (“SpA”). The Company believes its relations with its employees are good.

TECHNOLOGY, RESEARCH AND DEVELOPMENT

Engine manufacturers are required to continually improve engine performance and fuel economy. Accordingly, the Company’s research and development investment is significant. In general, the Company funds its own research and development expenses, although some of those expenses may be customer-funded during the pre-production program phase. Research and development costs incurred for 2008, 2007 and 2006 were $15.8 million, $13.8 million and $11.5 million, respectively, of which $1.3 million, $1.7 million and $1.5 million, respectively, were reimbursed by customers.

Once an OEM commits to purchasing a product from the Company, which usually occurs one to three years into the development or application process, the Company may need to make capital expenditures for the machinery, equipment and tooling necessary for engine program launch, ramp-up and production volume increases. Furthermore, given the significant existing investment in plant and equipment already made, the Company has on-going programs to maintain, upgrade and replace its fixed assets. In 2008, 2007 and 2006, the Company spent $8.7 million, $9.5 million and $12.9 million, respectively, on capital expenditures.

FINANCIAL INFORMATION ABOUT INTERNATIONAL AND DOMESTIC OPERATIONS AND EXPORT SALES

The Company has manufacturing operations in the United States, Italy, India and China. The products manufactured in the United States and Italy are sold within their respective domestic markets, as well as exported throughout the world. These products are sold to both OEM and aftermarket customers. The products manufactured in India are exported from India to Company facilities in the United States and Italy. The products manufactured in China are sold in that domestic market as well as North America.

The sales to OEM and aftermarket customers during 2008, 2007 and 2006 were as follows:

	2008	2007	2006
	(dollars in millions)
Original Equipment	$156.9	$172.6	$179.9
Aftermarkets	120.6	119.9	124.7

Total Net Sales	$277.5	$292.5	$304.6

Information regarding net sales to geographic areas, operating income (loss) from manufacturing facilities in geographic areas and assets by geographic areas for the years ended December 31, 2008, 2007 and 2006 appear below.

	2008	2007	2006
	(dollars in millions)
* Net sales:
United States	$130.8	$131.1	$133.0
Mexico	35.9	41.1	60.3
France	21.4	39.7	41.9
All other geographic areas	89.4	80.6	69.4

Total net sales	$277.5	$292.5	$304.6

* Net sales were the same for Holdings and Stanadyne.

Holdings operating income (loss):
United States	$38.3	$46.5	$31.6
Italy	(1.3)	(7.2)	(5.2)
India	(0.9)	0.3	(0.2)
China	(1.6)	(0.6)	—

Total operating income	$34.5	$39.0	$26.2

Stanadyne operating income (loss):
United States	$38.3	$46.6	$31.5
Italy	(1.3)	(7.2)	(5.2)
India	(0.9)	0.3	(0.2)
China	(1.6)	(0.6)	—

Total operating income	$34.5	$39.1	$26.1

Long-lived and other long term assets:
Holdings:
United States	$280.1	$294.5	$309.5
Italy	21.1	25.2	25.7
India	1.8	2.4	1.9
China	5.1	3.8	—

Total long-lived and other long term assets	$308.1	$325.9	$337.1

Stanadyne:
United States	$278.6	$292.8	$307.6
Italy	21.1	25.2	25.7
India	1.8	2.4	1.9
China	5.1	3.8	—

Total long-lived and other long term assets	$306.6	$324.2	$335.2

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

ENVIRONMENTAL MATTERS

The Company’s facilities are subject to federal, state and local environmental requirements, including those governing discharges to the air and water, the handling and disposal of industrial and hazardous wastes, and the remediation of contamination associated with releases of hazardous substances. The Company operates under various environmental permits and approvals, the violation of which may subject the Company to fines and penalties. There are no known violations of environmental permits or approvals that may have a material adverse effect to the Company’s financial position or results of operations. The Company’s manufacturing operations involve the use of hazardous substances and, if a release of hazardous substances occurs or has occurred on or from the Company’s facilities, the Company may be held liable and may be required to pay the cost of remedying the condition. The amount of any such liability could be material. Pursuant to the terms of the acquisition on December 11, 1997, Metromedia has agreed to conduct and complete remediation of soil and groundwater contamination at the Company’s Windsor, CT and Jacksonville, NC facilities. While many of these remediations are underway and Metromedia agreed to complete these remediations and has indemnified the Company with respect to these matters and certain other environmental matters, there can be no assurance that Metromedia has the ability to completely fulfill its obligations to indemnify the Company for such matters. While the Company believes Metromedia would be able to meet its financial obligations, if Metromedia is unable to do so, the Company will be responsible for such matters and the cost could be material. Metromedia’s liability has not changed as result of the Transactions.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements with respect to the financial condition, results of operations and business of the Company and management’s discussion and analysis of financial condition and results of operations. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue” or other similar words. All of these forward-looking statements are based on estimates and assumptions made by the management of the Company which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such estimates and statements. No assurance can be given that any such estimates will be realized, and it is likely that actual results will differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include:

•	changes in technology, manufacturing techniques or customer demands;

•	our operating results may be adversely impacted by worldwide political and macro-economic uncertainties and fears;

•	loss or adverse change in our relationship with our material customers;

•	changes in the performance or growth of our customers;

•	increased competition and pricing pressures in our existing and future markets;

•	changes in the price and availability of raw materials, particularly steel and aluminum;

•	risks associated with international operations;

•	the loss of key members of management;

•	risk that our intellectual property may be misappropriated;

•	loss of any of our key manufacturing facilities;

•	adverse state or federal legislative or regulatory developments or litigation or other disputes;

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

We are subject to the volatile conditions in the capital, credit and commodities markets and in the overall economy which could materially adversely affect our financial position, results of operations and cash flows.

Our financial position, results of operations and cash flows have been and may continue to be adversely affected by the global recession, significant volatility in the worldwide capital, credit and commodities markets, slower economic activity, concerns about inflation and deflation, lower corporate profits and reduced capital spending. These factors, in conjunction with the economic slowdown and fears associated with the economic recession, affect our business in a number of different ways. First, these challenging economic conditions may make it difficult for our customers to accurately forecast future business activities and access credit markets to maintain necessary liquidity. This could result in reduced demand for our products as well as increase the risk of uncollectible accounts and adversely affect our profitability. Second, increases in raw material costs resulting from the volatility in the commodity markets, including steel and aluminum, could lead to our inability to procure raw materials on commercially reasonable terms and adversely affect our cost of goods sold and result in decreased earnings. Third, although we attempt to monitor the financial health of our key suppliers, these economic conditions may also challenge their ability to continue as going concerns. The failure of one or more of these key suppliers could result in disruption to our production schedules, require premium costs to replace and ultimately adversely affect our profitability. Fourth, if limitations in the capital and credit markets continue to restrict availability of funds, it is possible that we may not be able to access capital at a time when we would like or need to do so. While currently these conditions have not significantly impaired our ability to access credit markets and finance our operations, there can be no assurance that this will continue to be the case.

We cannot predict the duration and depth of any economic slowdown or the timing of a subsequent economic recovery, worldwide or in our industry.

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

In addition, our financial performance depends, to a lesser extent, on conditions in the other cyclical industries that we serve, including the domestic and foreign production of automobiles and light duty vehicles. Historically, the North American and European automotive industries have experienced periodic, cyclical downturns. The current downturn in these industries is resulting in significant reductions in demand for on-highway vehicles. Industry sales and production have been severely affected by weakness of the global economy generally, and in specific regions such as North America or Europe, by prevailing interest rates and by other factors that may have an effect on our level of sales. Demand for our products is also directly dependent upon demand for the engine platforms on which our products are incorporated. There is no assurance that the demand for such engine platforms will continue. A substantial decrease in demand for such engine platforms could have a material adverse effect on us.

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

Our products are also characterized by stringent performance and specification requirements that mandate a high degree of manufacturing and engineering expertise. If we fail to meet these specification requirements, we could be subject to significant product warranty expenses that could place our business at risk.

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

Because of the relative importance of our largest customers and the high degree of concentration with OEMs in the off-highway markets, our business is exposed to a high degree of risk related to customer concentration. Our top five customers represented 54.2% of net sales in 2008. None of our top customers are obligated to continue to produce the engines which require our products or renew contracts with us when they expire. A substantial decrease in orders from Deere, Daimler-Benz, Cummins, Ford or GEP could have a material adverse effect on us. Even if we maintain our relationships, net sales concentration as a result of these relationships increases the potential impact to our business that could result from any changes in the economic terms of that relationship. Any change in our relationships could have a material impact on our financial position and results of operations. Any changes could, for example, result in decreased sales. Relationships with our customers for the development of new products are also important, and our net sales will be significantly diminished if we fail to maintain these prospective development relationships. In addition, because our customer base is highly concentrated and the maintenance of these relationships is of significant importance to us, from time to time we may find it necessary to allow price reductions as to certain of our products. If we were unable to reach agreement on pricing with one or more of our major customers, or if we were forced to accept an economic arrangement in which pricing was materially lower than in our past experience, our sales and profitability would be materially harmed.

We face competition in our markets, which could hurt market share and sales.

While there are a limited number of competitors, including the captive component operations of certain engine manufacturers as well as other independent suppliers, most are larger and have greater financial and other resources available to them. Our products may not continue to compete successfully with the products of other companies, and engine manufacturers may not continue to purchase engine components from outside suppliers. Although we have significant market positions in each of our primary lines within the aftermarket, we may not be able to maintain our current market share. Competition in our business lines is based on a number of considerations, including product performance, quality of client service and support, timely delivery and price. To remain competitive, we will need to invest continuously in manufacturing operations, working capital, customer service and support, marketing and distribution networks. We may not have sufficient resources to continue to make such investments, and we may not be able to maintain our competitive position within each of the markets we serve.

Increases in our raw material costs or the loss of a substantial number of our suppliers could affect our financial health.

Our business is subject to the risk of price fluctuations and periodic delays in the delivery of certain raw materials, including steel and aluminum. For example, the domestic steel industry has experienced substantial financial instability due to numerous factors, including energy costs and the effect of foreign competition. Some of our supply base may not survive the current economic downturn. In addition, the general global economic downturn may create an imbalance in the supply and demand for many of the purchased components and raw materials used. Any material long-term increase in the price of one or more of our raw materials could have an adverse impact on our cost of sales. In addition, a failure by our suppliers to continue to supply us with certain raw materials on commercially reasonable terms due to uneven supply and demand could have a material adverse effect on us. Our exposure to this risk will increase as our reliance on outside suppliers’ increases, as is the case in our plan to outsource certain manufacturing operations to achieve cost reductions.

Our international operations are subject to uncertainties that could affect our operating results.

Our business is subject to certain risks associated with doing business internationally. Approximately 52.9% of our net sales in 2008 were derived from products sold outside of the United States. In addition, we operate three manufacturing facilities outside of the United States. Accordingly, our future results could be harmed by a variety of factors associated with foreign operations, including:

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

In addition, fluctuations in currency exchange rates may significantly impact our results of operations and affect the comparability of our results between financial periods. Because the results of the operations and the financial position of our foreign subsidiaries are reported in the relevant foreign currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our combined financial statements, our financial results are impacted by currency fluctuations between the dollar and the euro, the dollar and the Chinese yuan, the dollar and the Indian rupee and, to a lesser extent, other currencies, which are unrelated to our underlying results of operations. We have not entered into contracts to hedge our currency risk.

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

A portion of our active and retired employees participate in defined benefit pension plans. As of December 31, 2008, the fair value of assets of our pension plan was less than the projected benefit obligation of the plan. The Company is obligated to provide the required levels of benefits regardless of the value of the underlying assets, if any, of the applicable pension plan. These underlying assets are subject to investment risk and market fluctuation which may require significant additional cash contributions from us to pay benefits which could have an adverse material impact on our ability to generate sufficient cash to invest in the growth of the business.

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

We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret protection, as well as licensing agreements and third-party nondisclosure and invention assignment agreements. Our applications for protection of our intellectual property rights may not be approved and others may infringe or challenge our intellectual property rights. We also may rely on unpatented proprietary technology. Our competitors may independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, our employees, consultants and advisors must enter into confidentiality agreements. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information if there is any unauthorized use, misappropriation or disclosure. In addition, we from time to time pursue and are pursued in potential litigation relating to the protection of certain intellectual property rights, including with respect to some of our more profitable products. If we are unable to maintain the proprietary nature of our technologies, our ability to sustain margins on some or all of our products may be affected, which could reduce our sales and profitability.

We could face potential product liability claims relating to products we manufacture or distribute.

We face exposure to product liability claims if the use of our products is alleged to have resulted in injury or other adverse effects. We currently maintain product liability insurance coverage, but we may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against potential claims. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome. An unsuccessful product liability defense could have a material adverse effect on our business, financial condition, results of operations or our ability to make payments on our obligations when due. In addition, our business depends on the strong brand reputation we have developed. If this reputation is damaged, we may face difficulty in maintaining pricing positions with respect to some of our products, which would reduce net sales and profitability.

Our insurance coverage may be inadequate to protect against the potential hazards incident to our business.

We maintain property, business interruption, product liability and casualty insurance coverage which we believe is in accordance with customary industry practices, but we cannot be fully insured against all potential hazards incident to our business, including losses resulting from war risks or terrorist acts. A catastrophic loss of the use of all or a portion of our facilities due to accident, labor issues, weather conditions, other natural disaster or otherwise, whether short or long-term, could have a material adverse effect. As a result of market conditions, premiums and deductibles for some of our insurance policies can increase substantially and, in some instances, some types of insurance may become available only for reduced amounts of coverage, if at all. In addition, our insurers may challenge coverage for certain claims. If we were to incur a significant liability that was not fully insured or that our insurers disputed, it could have a material adverse effect on our financial position, results of operations and cash flow.

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

If we are unable to meet future capital investment requirements, our business may be adversely affected.

We periodically make capital investments to, among other things, launch new products, maintain and upgrade our facilities and enhance our production processes. Additionally, as our business grows, we may have to incur capital expenditures to increase capacity. We may also incur significant capital expenditures to make changes to products in order to comply with evolving emissions standards and regulations. We believe that we will be able to fund these expenditures through cash flow from operations and borrowings under our senior secured credit facilities. However, we may not have or be able to obtain adequate funds to make all necessary capital expenditures when required, or the amount of future capital expenditures may be materially in excess of our anticipated or current expenditures. If we are unable to make necessary capital expenditures, our product line may become dated, our productivity may be decreased and the quality of our products may be adversely affected, which, in turn, could reduce net sales and profitability.

Compliance with changing corporate governance regulations and public disclosures may result in additional risks and exposure.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new regulations from the SEC, are creating uncertainty for public companies such as ours. These laws, regulations, and standards are subject to varying interpretations in many cases and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our efforts to comply with evolving laws, regulations, and standards have resulted in, and are likely to continue to result in, increased selling, general, and administrative expenses and a diversion of management time and attention. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal control over financial reporting have required the commitment of significant financial and managerial resources.

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

Below is a summary of the existing facilities:

Location	Square Footage	Type of Interest	Principal Use
Windsor, CT	571,000	Owned	Corporate Offices, Precision Products Headquarters, Sales and Marketing, Engineering Center, Manufacturing
Jacksonville, NC	110,000	Owned	Manufacturing
	20,000	Leased	Manufacturing, Distribution
Washington, NC	177,000	Owned	Manufacturing
Brescia, Italy	175,000	Owned	SpA Headquarters, Engineering, Sales and Marketing, Manufacturing
Chennai, India	20,000	Leased	Manufacturing, Engineering, Sales & Marketing
Changshu, China	39,000	Leased	Manufacturing, Engineering, Sales & Marketing

ITEM 3.	LEGAL PROCEEDINGS

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

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 1, 2009, SAHC was the holder of record of all the outstanding shares of common stock, par value, $.01 per share, of Stanadyne (the “Stanadyne Common Stock”). Also as of March 1, 2009, Holdings was the holder of record of all the outstanding shares of common stock, par value, $.01 per share, of SAHC (the “SAHC Common Stock”). There is no established trading market for the Stanadyne Common Stock or SAHC Common Stock. Stanadyne has never paid or declared a cash dividend on the Stanadyne Common Stock, and SAHC has never paid or declared a cash dividend on the SAHC Common Stock. Furthermore, Stanadyne is restricted from paying dividends under the covenants of its revolving credit and term loan agreements. Stanadyne does not have any compensation plans under which its equity securities are authorized for issuance.

As of March 1, 2009, Holdings is authorized by its Certificate of Incorporation to issue 150,000,000 shares of common stock, par value $.01 per share (“Holdings Common Stock”), of which 106,027,581 shares were outstanding. Holdings has never paid or declared a cash dividend on the Holdings Common Stock. Furthermore, Holdings is restricted from paying dividends under the covenants of its Discount Notes indenture. A group of investors led by Kohlberg and current and retired members of management of the Company, totaling 34 holders, own substantially all of Holdings Common Stock. There is no established trading market for Holdings Common Stock.

Holdings created the KSTA Holdings, Inc. 2004 Equity Incentive Plan (“Option Plan”), which provides for the grant of non-qualified stock options to certain key employees and/or directors of the Company. The following table sets forth information regarding the Option Plan as of December 31, 2008. Holdings’ stockholder-approved Option Plan is described further in Note 14 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	14,347,500	(1)	$0.53	947,420
Equity compensation plans not approved by security holders	None		Not applicable	Not applicable
Total	14,347,500	(1)	$0.53	947,420

(1)	Consists of 3,071,250 vested outstanding exercisable options and 11,276,250 unvested outstanding options.

UNREGISTERED SALES OF EQUITY SECURITIES

During the year ended December 31, 2008 two retirees and two former employees exercised stock options to purchase 75,000 shares of Holdings’ common stock at $0.47 per share for cash consideration of $35,250. Retirees exercised options totaling 12,500 and 37,500 on December 10, 2008 and December 3, 2008, respectively. Two former employees exercised options totaling 15,000 and 10,000 on January 13, 2008 and April 29, 2008, respectively.

On December 3, 2008 Holdings granted six employees options to purchase 950,000 shares of Holdings Common Stock at an exercise price of $1.05 per share. The options granted vest ratably annually over a four year period from the date of grant, are subject to the achievement of various performance benchmarks and expire ten years from the date of grant. Holdings issued such shares and granted such options in reliance upon the exemption from the registration requirements of the Securities Act of 1933 as amended, under Section 4(2) of the Securities Act.

These offers and sales of securities were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. In claiming the exemption under Section 4(2), Holdings relied in part on the following facts: (1) the offer and sale involved a limited number of purchasers; (2) the purchasers were or had been employees of Stanadyne and as such were familiar with its operations; (3) each of the purchasers represented that he (a) had the requisite knowledge and experience in financial and business matters to evaluate the merits and risk of an investment in Holdings; (b) was able to bear the economic risk of an investment in Holdings; (c) acquired the shares for his own account in a transaction not involving any general solicitation or general advertising, and not with a view to the distribution thereof; and (4) a restrictive legend was placed on each certificate or other instrument evidencing the shares.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated historical financial and operating data of the Company and its subsidiaries for the five years ended December 31, 2008. The selected consolidated financial data were derived from the consolidated financial statements of the Company. The data presented below should be read in conjunction with the Company’s consolidated financial statements and the related footnotes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Periods presented as “Predecessor” and “Successor” reflect the timeframes before and after the August 6, 2004 change in control. Because of the sale of PEPC in 2006, assets and liabilities of PEPC that were sold are excluded from the respective captions as they represented assets and liabilities held for sale in all periods presented. Additionally, revenues, expenses and costs have been excluded from the respective captions as they represented income (loss) from discontinued operations, net of income taxes, for all periods presented.

			Successor					Predecessor
			Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	148 Days Ended December 31,	218 Days Ended August 5,
STANADYNE HOLDINGS, INC.			2008	2007	2006	2005	2004	2004
			(dollars in thousands)
Statement of Operations Data:
Net sales			$277,522	$292,546	$304,618	$295,956	$120,506	$168,057
Cost of goods sold			200,369	220,713	235,498	229,035	91,798	127,973

Gross profit			77,153	71,833	69,120	66,921	28,708	40,084
Selling, general and administrative expenses	(a	)(b)(c)	42,679	32,803	43,039	35,784	13,573	41,509

Operating income (loss)			34,474	39,030	26,081	31,137	15,135	(1,425)
Interest expense, net			(29,225)	(28,516)	(28,672)	(27,869)	(8,607)	(4,769)

Income (loss) from continuing operations before income tax expense (benefit) and minority interest			5,249	10,514	(2,591)	3,268	6,528	(6,194)
Income tax expense (benefit)			3,329	6,500	(1,075)	715	1,556	(1,516)

Income (loss) from continuing operations before minority interest			1,920	4,014	(1,516)	2,553	4,972	(4,678)
Minority interest in loss(income) of consolidated subsidiary			47	(76)	72	130	(5)	42

Income (loss) from continuing operations	(a	)	$1,967	$3,938	$(1,444)	$2,683	$4,967	$(4,636)

Balance Sheet Data (at year end):
Property, plant and equipment, net			$80,933	$93,037	$98,117	$102,949	$113,731	$—
Total assets			421,414	436,499	445,535	490,384	453,208	—
Long-term debt and capital leases (including current portion)			273,530	268,937	262,756	294,032	287,910	—
Stockholders’ equity			37,084	53,681	43,369	50,330	54,955	—
Ratio of earnings (deficiency) to fixed charges (See Exhibit 12)			1.2	1.4	0.9	1.1	1.7	(0.2)

(a)	Net loss for the 218 days ended August 5, 2004 included $22.7 million in transaction related costs included in selling, general and administrative expenses as a result of the acquisition of the Company by Kohlberg.
(b)	For 2005, net income for Holdings included $2.7 million of impairments of long-lived assets and other related costs which are included in selling, general and administrative expenses.
(c)	2007 included a curtailment gain of $10.0 million related to an amendment to a company pension plan effective March 31, 2007.

ITEM 6.	SELECTED FINANCIAL DATA - (Continued)

			Successor					Predecessor
			Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	148 Days Ended December 31,	218 Days Ended August 5,
STANADYNE CORPORATION			2008	2007	2006	2005	2004	2004
			(dollars in thousands)
Statement of Operations Data:
Net sales			$277,522	$292,546	$304,618	$295,956	$120,506	$168,057
Cost of goods sold			200,369	220,713	235,498	229,035	91,798	127,973

Gross profit			77,153	71,833	69,120	66,921	28,708	40,084
Selling, general and administrative expenses	(a	)(b)(c)	42,617	32,758	42,936	35,720	13,572	41,509

Operating income (loss)			34,536	39,075	26,184	31,201	15,136	(1,425)
Interest expense, net			(18,764)	(19,190)	(20,347)	(20,408)	(8,389)	(4,769)

Income (loss) before income tax expense (benefit) and minority interest			15,772	19,885	5,837	10,793	6,747	(6,194)
Income tax expense (benefit)			5,584	8,731	891	3,534	1,641	(1,516)

Income (loss) before minority interest			10,188	11,154	4,946	7,259	5,106	(4,678)
Minority interest in loss (income) of consolidated subsidiary			47	(76)	72	130	(5)	42

Income (loss) from continuing operations	(a	)	$10,235	$11,078	$5,018	$7,389	$5,101	$(4,636)

Balance Sheet Data (at year end):
Property, plant and equipment, net			$80,933	$93,037	$98,117	$102,949	$113,731	$—
Total assets			419,825	434,607	443,363	488,378	450,593	—
Long-term debt and capital leases (including current portion)			180,496	186,137	189,064	228,447	229,553	—
Stockholder’s equity			117,977	126,338	109,228	111,098	110,989	—
Ratio of earnings (deficiency) to fixed charges (See Exhibit 12)			1.8	2.0	1.3	1.5	1.8	(0.2)

(a)	Net loss for the 218 days ended August 5, 2004 included $22.7 million in transaction related costs included in selling, general and administrative expenses as a result of the acquisition of the Company by Kohlberg.
(b)	For 2005, net income for Holdings included $2.7 million of impairments of long-lived assets and other related costs which are included in selling, general and administrative expenses.
(c)	2007 included a curtailment gain of $10.0 million related to an amendment to a company pension plan effective March 31, 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

The following table displays performance details for the periods shown. Due to the sale of the Precision Engine segment in 2006, certain amounts are reported as discontinued operations for all periods presented.

	Year Ended December 31,
	2008		2007		2006
STANADYNE HOLDING, INC.	$	%	$	%	$	%
	(dollars in thousands)
Net sales	277,522	100.0	292,546	100.0	304,618	100.0
Cost of goods sold	200,369	72.2	220,713	75.4	235,498	77.3
Gross profit	77,153	27.8	71,833	24.6	69,120	22.7
Selling, general and administrative expenses	38,665	13.9	38,307	13.1	38,192	12.5
Amortization of intangibles	3,264	1.2	3,761	1.3	4,097	1.3
Management fees	750	0.3	750	0.3	750	0.2
Pension plan curtailment gain	—	—	(10,015)	(3.4)	—	—
Operating income	34,474	12.4	39,030	13.3	26,081	8.6
Income (loss) from continuing operations	1,967	0.7	3,938	1.3	(1,444)	(0.5)
Loss from discontinued operations, net	—	—	—	—	(7,735)	(2.5)
Net income (loss)	1,967	0.7	3,938	1.3	(9,179)	(3.0)

	Year Ended December 31,
	2008		2007		2006
STANADYNE CORPORATION	$	%	$	%	$	%
	(dollars in thousands)
Net sales	277,522	100.0	292,546	100.0	304,618	100.0
Cost of goods sold	200,369	72.2	220,713	75.4	235,498	77.3
Gross profit	77,153	27.8	71,833	24.6	69,120	22.7
Selling, general and administrative expenses	38,603	13.9	38,262	13.1	38,089	12.5
Amortization of intangibles	3,264	1.2	3,761	1.3	4,097	1.3
Management fees	750	0.3	750	0.3	750	0.2
Pension plan curtailment gain	—	—	(10,015)	(3.4)	—	—
Operating income	34,536	12.4	39,075	13.3	26,184	8.6
Income from continuing operations	10,235	3.7	11,078	3.8	5,018	1.6
Loss from discontinued operations, net	—	—	—	—	(7,735)	(2.5)
Net income(loss)	10,235	3.7	11,078	3.8	(2,717)	(0.9)

COMPARISON OF RESULTS OF OPERATIONS

Executive Overview

Stanadyne, a Delaware corporation formed in 1988, is a wholly-owned subsidiary of SAHC, a Delaware corporation formed in 1997. SAHC is a wholly-owned subsidiary of Holdings, a Delaware corporation formed in 2004 and formerly known as KSTA Holdings, Inc. A majority of the outstanding equity of Holdings is owned by funds managed by Kohlberg Management IV, L.L.C., an affiliate of Kohlberg and Company L.L.C. (“Kohlberg”). On August 6, 2004, Kohlberg and Company, L.L.C., through a series of transactions purchased the outstanding equity of Stanadyne’s holding company from American Industrial Partners Capital Fund II, L.P. AIP had purchased Stanadyne from Metromedia Company (“Metromedia”) on December 11, 1997.

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

Slowing global economic growth, the credit market crisis, declining business confidence, and fluctuating commodity prices all combined in the latter half of 2008 to create many uncertainties for the future. A combination of factors helped mitigate the economic pressures on our businesses: diversity in our global customer base, balance in our service and original equipment manufacturer revenues, very low reliance on the North American auto industry, savings from cost reductions actions taken in 2007, and strong liquidity. However, these mitigating factors did not insulate our business from the general economic decline and the resulting decrease in demand for our products. While the level of sales in the first half of 2008 was relatively unchanged from the same period in 2007, the level of sales in the second half of the year was down 9% when compared to the second half of 2007.

Sales in 2008 were $277.5 million and were $15 million less than sales of $292.5 million in 2007. Lower sales to original equipment manufacturers (“OEMs”) were partially offset by an increase in sales to the service markets. Sales to our largest customer, Deere and Company (“Deere”), were $25.9 million less in 2008 than in 2007, due to lower overall demand in the latter half of the year. This lower demand reflected a combination of the slowing economy as well as lower sales of older style fuel injection equipment that is no longer emission compliant. Strength in our other OEM business helped offset some the lower sales to Deere. Sales to General Engine Products (“GEP”) for our fuel injection equipment used in military HMMWV’s, and to Daimler-Benz (“Daimler”) for our high pressure gasoline pump both increased in 2008 from the prior year. Sales to the service markets in 2008 increased by $0.8 million from 2007 levels, but all of this increase occurred in the first nine months of the year.

Despite the downward earnings pressure from lower sales volumes, our gross profit in 2008 totaled $77.2 million, reflecting an increase of $5.3 million from 2007. The increase in gross profit in 2008 was due to a combination of a more profitable sales mix, price realization, and cost reduction measures taken in all of our locations in 2007.

Operating profit in our Stanadyne, SpA business improved nearly $3.0 million in 2008 as compared to the prior year. Most of the improvement resulted from cost reduction actions taken in late 2007 and early

2008. Management continues to assess the SpA operations for further opportunities to improve results of operations.

After a full year of preparation, we launched production in our Changshu, China location in the third quarter of 2008. While customer demand was less than planned in 2008, the staff and facility are positioned to capitalize on opportunities in this exciting new market.

Cash flows from operations in 2008 included additional amounts for cash pension contributions, income taxes and product warranty costs while reductions in working capital accounts helped increase overall liquidity, with cash on hand as of December 31, 2008 totaling $49.0 million and availability under the U.S.-based Revolving Credit Facility totaling $24.7 million. Our cash on hand at 12/31/08 will provide liquidity during the economic downturn during 2009.

2008 COMPARED TO 2007

Net Sales. Net sales for 2008 totaled $277.5 million and were $15.0 million or 5.1% less than sales of $292.5 million for 2007. Lower sales to the OEM market during 2008 were partially offset by higher sales to the service markets.

OEM sales represented 57% of our total sales in 2008 as compared to 59% in 2007. Sales to our OEM customers were $15.8 million less in 2008, due primarily to $25.9 million lower sales to Deere. In addition to lower demand due to the general economic downturn late last year, sales to Deere decreased for products used in construction and forestry equipment as well as for older style fuel injection equipment that is no longer emissions compliant. Strength in demand from our other OEM customers offset much of the reduction in sales to Deere. Sales to GEP for fuel pumps used in the military HMMWV were $2.8 million greater in 2008. Sales of our high pressure gasoline pump to Daimler were also $5.0 million higher in 2008 as the use of GDi-equipped engine was expanded to additional platforms. Increased OEM demand in 2008 for our diesel fuel injection equipment sold to Cummins, Ford, SISU and Perkins combined for a total of $9.1 million higher sales in 2008 than 2007.

Sales to the service markets represented 43% of our total sales in 2008 as compared to 41% in 2007. Sales to service customers increased $0.8 million or 0.6% in 2008 versus 2007. After much lower demand in 2007, service orders from GM for fuel pumps increased in the first half of 2008, resulting in $3.9 million higher sales when compared to 2007. Service orders for Deere products also increased by $1.3 million in 2008. Sales to our central distributors, which comprise our independent service network, were $11.2 million lower in 2008 as compared to 2007 due to a general downturn in demand for service parts as well as for fewer orders for replacement pumps for military HMMWVs.

Sales by major product line in 2008 reflected lower sales of our fuel pump, fuel injector and fuel filtration products, partially offset by a $2.6 million increase in our Precision Components & Assembly (“PCA”) business.

Gross Profit. Gross profit totaled $77.2 million and 27.8% of net sales in 2008, compared to $71.8 million and 24.6% of net sales in 2007. Lower gross profit resulting from decreased OEM sales volumes was partially offset by a more profitable mix of products sold in 2008 as well as price realization, resulting in a net $4.4 million decrease in the year-to-year gross profit comparison. Factory overhead costs in the U.S. operations were $8.4 million less in 2008 reflecting savings from organizational restructuring, staff reductions and consolidation of operations in the Windsor, Connecticut location. Gross profit in SpA improved by $3.0 million in 2008 when compared to 2007, due primarily to the $2.1 million write-down of inventory and idle equipment in 2007, as well as savings from staff reductions completed in 2007 and 2008. Finally, overhead spending in our new Changshu, China plant increased by $0.8 million in 2008, as the operation launched production in the second half of the year.

Selling, General and Administrative Expenses (“SG&A”). SG&A totaled $38.6 million or 13.9% of net sales in 2008, as compared to $38.3 million or 13.1% of net sales in 2007. The $0.3 million increase in SG&A costs was due to a number of changes. SG&A increases in 2008 included $2.4 million for higher research and development expenses for high pressure gasoline and diesel fuel systems programs, $0.6 million for professional fees related to personnel recruiting, accounting related fees and legal fees, and $0.4 million more start-up costs in the new Changshu, China plant. Reductions in SG&A costs in 2008 included $2.5 million lower severance benefits than incurred in 2007, lower costs associated with testing the Company’s internal control over financial reporting, and $0.3 million lower stock-based compensation expense. The SG&A in our financial statements includes the Pension Plan curtailment gain, management fee and amortization of intangible assets.

Pension Plan Curtailment Gain. Changes to the U.S.-based defined benefit pension plans at the end of the first quarter of 2007 resulted in a curtailment gain of the liability associated with future benefits. Effective March 31, 2007, Stanadyne amended the Stanadyne Corporation Pension Plan (a defined benefit plan) to freeze the benefits for all participants so that no future benefits accrued after that date. The effect of the Pension Plan freeze resulted in a curtailment gain of $10.0 million. This curtailment gain was equal to the reduction in the projected benefit obligations (PBO) due to the freeze, offset by any unrecognized losses immediately prior to the freeze, plus remaining unrecognized prior service costs.

Amortization of Intangible Assets. Amortization of intangible assets totaled $3.3 million in 2008 and was $ 0.5 million less than the amount reported for 2007, due to the expiration of certain product design patents at mid-year 2007.

Operating Income. Operating income for 2008 totaled $34.5 million and 12.4% of net sales and was $4.5 million less than the $39.1 million and 13.4% of net sales in 2007. Excluding the 2007 pension curtailment gain of $10.0 million, the year-over-year comparison reflected an increase of $5.5 million that resulted from $5.3 million higher gross profit and $0.5 million lower amortization expenses partially offset by $0.3 million higher SG&A expense.

Income from Continuing Operations. Income from continuing operations for Stanadyne in 2008 totaled $10.2 million and 3.7% of net sales, reflecting a decrease of $0.9 million from $11.1 million or 3.8% of net sales in 2007. The $0.9 million decrease reflected $4.5 million lower operating income, due to the $10.0 million pension curtailment gain recorded in 2007, offset by $5.3 million of higher gross profit levels in 2008 as well as the $0.6 million lower interest expense on reduced debt levels and by $3.1 million lower income taxes due primarily to lower operating income and higher R&D credits.

Income from continuing operations for Holdings in 2008 totaled $2.0 million and was $8.3 million less than the amount reported for Stanadyne due to $10.5 million of additional interest expense on the Discount Notes, partially offset by $2.2 million lower income taxes.

2007 COMPARED TO 2006

Net Sales. Net sales in 2007 totaled $292.5 million and were $12.1 million and 4.0% less than the $304.6 million realized in 2006. Sales to our largest customer, Deere, were $4.0 million less in 2007 than in 2006, due primarily to lower sales of older style fuel injection equipment that is no longer emission compliant. Sales were lower in both the OEM and service markets.

Sales to OEM customers in 2007 were $7.2 million and 4.0% less than 2006, but still represented 59% of our total revenues in each year. Lower OEM revenues in 2007 were due to $1.9 million less sales to GEP for our fuel injection equipment used in military HMMWV’s, $1.0 million less sales to Daimler for our high pressure gasoline pump, and lower demand from Deere, Caterpillar and Cummins for our fuel injection equipment.

Sales to the service markets in 2007 decreased by $4.8 million from 2006 levels. Service demand in 2007 from GM for diesel fuel pumps continued to decline as vehicles last built in 2001 continue to age and go out of service. GM also reduced its inventory of our service pumps in 2007, further reducing our sales. In total, our sales in 2007 to GM were $19.9 million less than in 2006. Higher service demand for fuel pumps used in the military HMMWV and growth in aftermarket demand for our filter and fuel additive products helped mitigate the decline in revenues from GM.

Sales by major product line in 2007 reflected decreases in shipments of fuel pumps and fuel injectors, partially offset by higher sales of our fuel filter and fuel additive products.

Gross Profit. Our gross profit totaled $71.8 million and 24.6% of net sales in 2007, reflecting an increase of $2.7 million from the $69.1 million and 22.7% of net sales for the prior year. The impact on gross profit due to lower sales volumes in 2007 was offset by higher pricing and a more profitable mix of products sold, resulting in an additional $3.7 million increase in gross profits when compared to 2006. Factory overhead costs in the U.S. operations were lower by $2.6 million in 2007 when compared to 2006, reflecting the benefits of reorganizing our factories, actions taken to align our overhead with lower sales volumes and a re-assignment of engineering from our existing operations to our R&D center to work on new product programs including high-pressure gasoline and diesel pumps. The closure of our in-house aluminum die casting operation in 2007 resulted in $0.7 million increase to depreciation expense related to idled equipment. Gross profit in SpA was $2.3 million less in 2007 than in 2006 and was adversely impacted by a $1.8 million write-down of inventory to recognize a change in management assessment of market demand for excess component quantities. Additional amounts impacting SpA’s 2007 gross profit included a $0.2 million inventory write down resulting from differences detected during the third quarter wall-to-wall inventory count and a $0.2 million increase to depreciation expense related to idled equipment.

Selling, General and Administrative Expenses (“SG&A”) totaled $38.3 million and 13.1% of net sales in 2007 as compared to $38.1 million and 12.5% of net sales in 2006. Significant increases in 2007 SG&A expenses as compared to 2006 amounts included: $3.0 million employee severance costs supporting reorganization of our U.S., France and Italy locations; $2.0 million higher R&D costs related to development of high pressure gasoline and diesel fuel systems; and $0.6 million launch costs for our new location in Changshu, China. Offsetting most of these increases were certain non-recurring 2006 SG&A expenses for $1.8 million of severance benefits for the former CEO who retired in January 2006, additional severance costs totaling $2.6 million for amounts associated with the reorganization of our U.S. and Italy-based salaried staffs and $1.1 million for the consolidation of the Windsor manufacturing operations during the fourth quarter of 2006. SG&A expenses in 2007 were also lower than 2006 by $0.5 million for less stock option expense.

Pension Plan Curtailment Gain. Changes to the U.S.-based defined benefit pension plans in 2007 resulted in a curtailment gain of the liability associated with future benefits. Effective March 31, 2007, Stanadyne amended the Stanadyne Corporation Pension Plan (a defined benefit plan) to freeze the benefits for all participants so that no future benefits accrue after that date. The effect of the Pension Plan freeze resulted in a curtailment gain of $10.0 million. This one-time curtailment gain is equal to the reduction in the projected benefit obligations (PBO) due to the freeze, offset by any unrecognized losses immediately prior to the freeze, plus any remaining unrecognized prior service costs.

Amortization of Intangible Assets. Amortization of intangible assets totaled $3.8 million in 2007 and was $0.3 million less than the $4.1 million recorded in 2006 due to the expiration of certain fuel injector patents during the year.

Operating Income. Our operating income totaled $39.1 million and 13.4% of net sales in 2007 and was $12.9 million more than the $26.2 million and 8.6% of net sales in 2006. This increase in operating income was attributable primarily to the $10.0 million pension plan curtailment gain, as well as $2.7 million higher gross profits in 2007 and $0.3 million lower amortization expense, partially offset by $0.2 million higher SG&A expenses when compared to 2006.

Income from Continuing Operations. Income from continuing operations for Stanadyne in 2007 totaled $11.1 million and 3.8% of net sales, reflecting an increase of $6.1 million from the $5.0 million or 1.6% of net sales reported for 2006. The $6.1 million increase reflected the combined results of $12.9 million higher operating income, including the $10.0 million pension curtailment gain described previously, and $1.2 million lower interest expense on reduced debt levels, partially offset by $7.8 million additional income taxes on higher earnings and a $0.2 million increase in the minority interest in the income of our SAPL joint venture.

Income from continuing operations for Holdings in 2007 totaled $3.9 million and was $7.1 million less than the amount reported for Stanadyne due to $9.3 million of additional interest expense on the Discount Notes, partially offset by $2.2 million lower income taxes.

Loss from Discontinued Operations. The 2006 loss from discontinued operations in the accompanying consolidated statements of operations totaled $7.7 million. The 2006 loss was comprised of $3.1 million operating losses, loss on disposal of discontinued operations of $8.9 million and income tax benefits of $4.3 million. Included in the operating losses in 2006 was $0.3 million of losses on disposals of equipment prior to the transaction with Defiance, Inc. These assets were sold in connection with the closure of PEPC’s Windsor, Connecticut facility when those operations were re-sourced to external suppliers.

LIQUIDITY AND CAPITAL RESOURCES

Stanadyne’s principal sources of liquidity are cash on hand, which totaled $48.8 million on December 31, 2008, and cash flows from operations. Stanadyne also maintains a U.S.-based revolving credit facility under which $24.7 million was available for borrowing as of December 31, 2008, of which $6.4 million was used for standby letters of credit. This U.S. based revolving credit facility will expire in August 2009. The Company is in the process of evaluating alternatives for replacing this expiring revolving credit facility although anticipates cash flows from operations in 2009 will be adequate to cover all operating, investing and financing activities Stanadyne occasionally utilizes capital leasing and, for its foreign operations in China, Italy and India, maintains a combination of overdraft, working capital and term loan facilities with local financial institutions on an as-needed basis.

Indebtedness for Stanadyne as of December 31, 2008 totaled $179.4 million and was comprised of $160.0 million of Notes, $15.0 million in domestic term loans, no borrowings under the domestic revolving credit facility, $3.8 million in foreign overdraft facilities and $0.6 million in foreign term loans. Unless the availability of funds under the Revolving Credit Line is less than $5.0 million, the U.S.-based Senior Credit Facilities are not subject to financial covenants.

Indebtedness for Holdings as of December 31, 2008 totaled $272.4 million, comprised of the same debt balances for Stanadyne, plus an additional $93.0 million of Discount Notes which are due in 2015. Holdings has no independent financial resources of its own. The Senior Credit Facilities and the indenture governing the Notes limit the ability of Stanadyne and its subsidiaries to pay dividends or make other distributions to Holdings. There were no dividends paid to Holdings by any of its direct or indirect subsidiaries in the year ended December 31, 2008.

Cash Flows From Operating Activities. Net cash flows provided by operating activities for Stanadyne totaled $24.9 million, $24.5 million and $31.6 million in 2008, 2007 and 2006, respectively.

Stanadyne’s cash flows from operating activities in 2008 were $0.4 million higher than the prior year. Operating cash flows before changes in assets and liabilities were $4.6 million higher in 2008 than 2007, due to improved gross profits. Operating cash flows from changes in asset and liability accounts were $4.2 million lower in 2008 as compared to 2007. Accounts receivable provided $3.3 million in added cash when compared to 2007 due to strong collection efforts on lower sales volume in 2008. Lower customer demand in the fourth quarter of 2008 resulted in higher year end inventory levels. Cash flows from operations were $6.6 million less in 2008 compared to 2007 as a result of inventory increases in 2008 compared to consumption of inventory in 2007. Lower accounts payable balances in 2008, due primarily to lower levels of business, compared to increasing accounts payable balances in 2007, resulted in a $3.6 million year-over-year negative change in cash flows.

Stanadyne’s cash flows from operating activities in 2007 were $7.1 million less than 2006. Cash flows from operating activities before changes in asset and liability accounts generated $6.5 million more cash in 2007 than in 2006, due primarily to higher gross profit and lower interest costs in 2007. These higher cash flows were offset by changes in asset and liability accounts, primarily working capital accounts that consumed $13.6 million more cash in 2007 compared to 2006. Accounts receivable provided $2.8 million in added cash when compared to the change in 2006 receivables. Inventory reductions in 2007 also generated $6.1 million in positive cash flow when compared to 2006. Inventory turnover in 2007 was 9.1x, reflecting a significant improvement from the 7.8x in 2006. These improvements in 2007 cash flows were offset by $23.2 million lower cash flows for reductions in accounts payable and accrued liability and other non-current liability balances. Lower accounts payable balances in 2007, due primarily to lower levels of business, compared to increasing accounts payable balances in 2006, result in a $4.4 million year-over-year negative change in cash flows. Significant changes in liability accounts that resulted in a reduction in cash flows from operations in 2007 compared to 2006 included: $5.9 million for pension plan contributions; $2.6 million for product warranty claims, primarily for Deere products; $3.7 million for income taxes on higher earnings in 2007; and $4.2 million non-cash reductions in income tax, pension and other post employment benefit liabilities due to adoption of FIN48 and SFAS158.

Cash flows from operating activities for Holdings for 2008 and 2007 were substantially the same as the amounts reported for Stanadyne. Cash flows from operating activities for Holdings in 2006 were $31.3 million or $0.3 million less than the $32.5 million that Stanadyne generated during the same period. This $0.3 million difference was due to administrative expenses required for the maintenance of Holdings organizational and capital structure.

Cash Flows From Investing Activities. Cash flows from investing activities in 2008 consumed $8.7 million of cash, reflecting our investment in capital equipment.

Cash flows from investing activities in 2007 consumed $8.4 million of cash. This amount was reduced by approximately $1.1 million from use of residual restricted cash proceeds from the sale of the Precision Engine segment in 2006 to pay related income taxes.

Cash flows from investing activities in 2006 were $10.9 million. This amount included $24.5 million of net proceeds from the sale of the Precision Engine segment to Defiance, Inc. on July 31, 2006. An amount of $1.0 million representing net proceeds from the sale of Precision Engine was held in a restricted account and could only be applied to costs associated with the sale or repayments of our U.S. Term Loan.

Our capital expenditures totaled $8.7 million, $9.5 million and $12.9 million in 2008, 2007 and 2006, respectively. Capital expenditures in 2008 and 2007 reflected investments in equipment to increase capacity, reduce costs, and improve quality, safety and ergonomics, as well as approximately $1.6 million and $2.8 million, respectively, for manufacturing equipment in the new Changshu, China location. Capital expenditures in 2006 included $2.6 million of purchases made in the discontinued Precision Engine segment, as well as $2.0 million for new products and programs, with the balance of the funds applied to increased capacity, cost reduction, quality enhancements, and safety and ergonomics improvements.

Cash Flows From Financing Activities. Stanadyne’s cash flows from financing activities resulted in net reductions in cash of $5.3 million, $3.6 million and $40.5 million in 2008, 2007 and 2006, respectively.

Cash flows from financing activities in our U.S. based operations in 2008 included a $6.2 million reduction in term debt based on the terms of the Senior Credit Facility related to excess cash flow generated in 2007. Excess cash flow generated in 2008 will require an additional reduction in term debt of approximately $10.0 million in the second quarter of 2009. Remaining balances under the Term Loan are not due until August 2010 as defined under the terms of the Senior Credit Facility, unless there is excess cash flow generated in 2009. There were no borrowings under the U.S. based Revolving Credit line as of December 31, 2008, which after reductions for outstanding letters of credit, provided available liquidity of $18.3 million.

Cash flows from financing activities in our foreign operations in 2008 included an increase in overdraft borrowings in our SpA and Changshu operations of $0.8 million, and reductions in revolving loans in SAPL of $0.2 million. Increased overdraft borrowings were used to support working capital requirements. Cash flows from financing activities in SAPL also included the proceeds from a five year term loan for $1.0 million with Indian Overseas Bank to finance equipment for the production of fuel injection products. SAPL also made scheduled term loan payments totaling $0.4 million during 2008.

There were no cash flows from financing activities in our U.S.-based operations in 2007. No principal amounts were due for the Term Loan in 2007. There were no borrowings under the U.S.-based Revolving Credit Line in 2007, which after reductions for outstanding letters of credit, represented $21.6 million of available liquidity.

Cash flows from financing activities in our foreign operations in 2007 included a $3.1 million decrease in overdraft borrowings at SpA compared to 2006 as well as payments of capital lease obligations totaling $0.3 million. The reduction in overdraft borrowings was funded by additional capital contributions from Stanadyne that were required to cover 2007 operating losses in SpA. Cash flows from financing activities in SAPL reflected a $0.3 million increase in the revolving credit facility, offset by $0.5 million of scheduled payments against the local term loan facility.

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

Cash flows from financing activities for Holdings resulted in reductions in cash of $5.4 million, $3.6 million and $40.0 million in 2008, 2007 and 2006, respectively.

The net cash change in 2008 due to exercise of stock options and Holdings’ repurchase of its common stock was less than $0.1 million.

The net cash change in 2007 due to exercise of stock options and Holdings’ repurchase of its common stock, was less than $0.1 million. In addition to the cash flows from financing activities described for Stanadyne, positive cash flow of $0.5 million from financing activities in Holdings during 2006 resulted from the sale of common stock pursuant to the terms of the CEO’s employment agreement and from the exercise of stock options by retiring employees. A $0.1 million reduction in Holdings cash flows from financing activities in 2005 compared to Stanadyne was for payments of loan origination fees.

Management believes that cash flows from operations and availability of additional borrowings under the revolving credit facility will provide adequate funds for Stanadyne's foreseeable working capital needs, planned capital expenditures and debt service obligations. At December 31, 2008, Stanadyne had $24.7 million of total availability in the revolving credit line of which $18.3 million was available for borrowing and $6.4 million was utilized for standby letters of credit. This U.S. based revolving credit facility will expire in August 2009. The Company is in the process of evaluating alternatives for replacement of this expiring revolving credit facility. Stanadyne's ability to fund its operations, make planned capital expenditures, make scheduled debt payments, refinance indebtedness and remain in compliance with all of the financial covenants under its debt agreements will depend on its future operating performance and cash flow, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control.

The Discount Notes are unsecured senior obligations of Holdings and are subordinated to all existing and future senior indebtedness, including obligations under Stanadyne’s Senior Secured Bank Facility. The Discount Notes are not guaranteed by Holdings’ subsidiaries. The Discount Notes are effectively subordinated to all of Stanadyne’s secured debt. Holdings does not have independent financial resources to pay the Discount Notes. Holdings was in compliance with the covenants of the Discount Notes as of December 31, 2008.

Pension Plans. We maintain a qualified defined benefit pension plan (the “Pension Plan”), which covers substantially all domestic hourly and salary employees and an unfunded nonqualified plan to provide benefits in excess of amounts permitted to be paid under the provisions of the tax law to participants in the Pension Plan.

The expected long-term rate of return on assets assumption is developed with reference to historical returns, forward-looking return expectations, the Pension Plan’s investment allocation, and peer comparisons. The Company selected the 8.25% expected return assumption used for 2008 net periodic pension expense with input from the Pension Plan investment advisor. The investment advisor analyzed actual historical returns and future expected returns of asset class benchmarks appropriate to the Pension Plan’s target investment allocation. The analysis also reflected asset return premiums anticipated as a result of active portfolio management, as appropriate for each benchmark asset class. Based on these considerations, the Company used an expected long-term rate of return assumption of 8.25% for 2008 and 8.25% for 2007. Since the expected return on assets assumption is long-term in nature, changes in this assumption are made less frequently than changes in the discount rate assumption.

The discount rate used to value the pension obligation was developed with reference to a number of factors, including the current interest rate environment, benchmark fixed-income yields, peer comparisons, and expected future pension benefit payments. A discount rate of 6.25% established for December 31, 2008 was the same rate used at December 31, 2007. The discount rate selected is consistent with the market yields on high quality fixed income securities which occurred between December 31, 2007 and December 31, 2008. We use a weighted-average of the Moody’s Baa and Aaa rates as a key reference point for discount rate selection. In selecting the discount rate assumption, we also utilize the results of a cash flow model based on the Citigroup Pension Discount Curve. Under this approach, we discounted the expected future benefit payments under the Company’s pension plan using the discount curve, and solved for the single discount rate that would produce the same present value.

Effective March 31, 2007, Stanadyne froze the Pension Plan with respect to all participants so that no future benefits accrue after that date. As required by law, benefits already accrued as of such date will not be affected. With respect to such benefits, participants will continue to vest and all other retirement options, including early retirement reduction factors will continue unchanged. The assets will continue to be held in trust for participants until they retire. The accrual of benefits for certain executives participating in the Supplemental Retirement Benefit Plan is based on the accrual of benefits under the Pension Plan. Therefore, the freeze of the Pension Plan also resulted in the freeze of the Supplemental Retirement Benefit Plan. The combined effect of the Pension Plan freeze and positive investment performance in 2007 reduced the Pension Plan unfunded benefit obligation to $11.8 million at December 31, 2007.

Due to the poor returns in the U.S. equity markets in 2008, the value of the Pension Plan assets decreased to $54.6 million at December 31, 2008, from $80.8 million at December 31, 2007. The Company contributed $3.1 million to the Pension Plan in 2008 and expects the minimum required contribution to the Pension Plan in 2009 will be approximately $2.3 million. There were no minimum required contributions to the Pension Plan in 2006.

During 2008, the unfunded liability for the combined Pension Plan and non-qualified plan increased by $27.3 million from the prior year to $39.0 million as of December 31, 2008. This increased liability resulted in an equal pretax amount included in accumulated other comprehensive loss.

OFF BALANCE-SHEET OBLIGATIONS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of December 31, 2008, the Company had the following obligations and commitments:

	Payments Due By Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(dollars in thousands)
Operating Leases	$2,368	$1,088	$930	$350	$—
Capital Leases	1,292	316	493	376	107
Senior Subordinated Debt	160,000	—	—	—	160,000
Interest on Fixed Rate Debt	105,556	16,000	32,000	32,000	25,556
Long-Term Debt (1)	19,350	13,871	5,479
Purchase Obligations (2)	3,570	3,570
Other Long-Term Liabilities (3)	10,940	2,805	779	1,033	6,323

Total - Stanadyne	303,076	37,650	39,681	33,759	191,986

Unsecured Notes	100,000	—	—	—	100,000
Interest on Unsecured Notes	85,015	11,503	24,000	24,000	25,512

Total – Holdings	$488,091	$49,153	$63,681	$57,759	$317,498

(1)	No interest expense has been included in the obligation due to uncertainty of the underlying variable interest rates.
(2)	Consists of obligations for capital purchases of plant improvements, machinery and equipment. Not included in these amounts are the routine trade commitments the Company enters into with its suppliers for the purchase of raw materials and other goods and services under customary purchase order terms. The Company is unable to determine the aggregate value of these purchase orders and does not have any material agreements for purchases that exceed expected requirements to satisfy customer demand.
(3)	Consists of estimated benefit payments over the next ten years to retirees under an unfunded domestic nonqualified pension plan, the 2009 minimum pension contribution and, with respect to the Italian subsidiary, an unfunded leaving indemnity liability.

CRITICAL ACCOUNTING POLICIES

We prepare the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The issues involving significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include: revenue recognition, product warranty reserves, inventory reserves for excess or obsolescence, pension and postretirement benefit liabilities and self-insurance reserves.

Revenue Recognition. Sales and related costs of sales are recorded when products are shipped to customers, unless delivery terms specify transfer of title at point of destination in which case the sales and related cost of sales are recognized when goods are delivered. The Company enters into long-term contracts with certain customers for the supply of parts during the contract period. The Company establishes estimates for sales returns and allowances based on historical experience. The Company does not provide customers with general rights of return for products sold; however, in limited circumstances, the Company will allow sales returns and allowances from customers if the products sold do not conform to specifications.

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

NEW ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. The objective of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This statement establishes principles and requirements for how the acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies to business combinations for which the acquisition date is on or after January 1, 2009. The areas that are most applicable to the Company with regard to SFAS No. 141R are (1) that the statement requires companies to expense transaction costs as incurred (2) that any subsequent adjustments to a recorded performance-based liability after its initial recognition will be adjusted through income as opposed to goodwill, and (3) any liabilities related to non-controlling interests will be recorded at fair value.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective beginning in fiscal 2009. This statement will be applied prospectively as of the beginning of 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. During the years ended December 31, 2008 and 2007, the Company recorded amounts related to the noncontrolling interests’ share in income and loss of $47 and $(76), respectively, and additionally, SFAS 160 requires the liability related to noncontrolling interests to be presented as a separate caption within shareholders’ equity. As of December 31, 2008 and 2007, the liability related to noncontrolling interests was $29 and $76, respectively.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement changes the disclosure requirements for derivative instruments and hedging activities requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective beginning in fiscal 2009. The Company does not believe this statement will significantly impact its disclosure requirements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” This FSP applies prospectively to all intangible assets acquired after the effective date of January 1, 2009, whether acquired in a business combination or otherwise. We are evaluating any impact that this FSP may have on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. While SFAS 162 formalizes the sources and hierarchy of GAAP within the authoritative accounting literature, it does not change the accounting principles that are already in place. SFAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS No. 162 is not expected to have a material impact on the Company’s consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks including changes in interest rates and changes in foreign currency exchange rates as measured against the U.S. dollar.

Interest Rate Risk. The carrying values of the Company’s revolving credit lines and term loans approximate fair value. The revolving credit line is priced daily and the term loans are primarily LIBOR borrowings and are re-priced approximately every month based on prevailing market rates. A 10% change in the interest rate on the revolving credit line and term loans would have increased or decreased the 2008 interest expense by $0.1 million. The Notes and Discount Notes bear interest at a fixed rate and, therefore, are not sensitive to interest rate fluctuation. The fair value of the Notes based on bid prices at December 31, 2008 was approximately $109.6 million. The fair value of Holdings’ Discount Notes based on bid prices at December 31, 2008 was approximately $45.0 million.

Foreign Currency Risk. The Company has operating subsidiaries in Italy, India and China, thereby creating exposures to changes in foreign currency exchange rates. Changes in exchange rates may positively or negatively affect the Company’s sales, gross margins, and retained earnings. Historically, these locations have contributed less than 15% of the Company’s net sales and retained earnings, with most of these sales attributable to the Italian subsidiary. The Company also prices some of its products in currencies other than the currency of manufacture. Foreign currency exchange losses totaled $0.1 million in 2008 and totaled $0.05 million in 2007. The Company does not hedge against foreign currency risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Stanadyne Holdings, Inc.

Windsor, CT

We have audited the accompanying consolidated balance sheets of Stanadyne Holdings, Inc. and subsidiaries (“Holdings”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of Holdings’ management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. Holdings is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Holdings’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Stanadyne Holdings, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Hartford, CT

March 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Stanadyne Corporation

Windsor, CT

We have audited the accompanying consolidated balance sheets of Stanadyne Corporation and subsidiaries (“Stanadyne”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholder’s equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of Stanadyne’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. Stanadyne is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Stanadyne’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Stanadyne Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Hartford, CT

March 31, 2009

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$49,010	$37,950
Accounts receivable, net of allowance for uncollectible accounts of $209 and $200 as of December 31, 2008 and 2007, respectively	32,171	38,813
Inventories, net	28,919	29,228
Prepaid expenses and other assets	1,658	1,772
Deferred income taxes	1,606	2,818

Total current assets	113,364	110,581
Property, plant and equipment, net	80,933	93,037
Goodwill	144,575	144,575
Intangible and other assets, net	82,542	88,306

Total assets	$421,414	$436,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$18,394	$23,967
Accrued liabilities	30,640	35,778
Current maturities of long–term debt	13,871	4,298
Current portion of capital lease obligations	316	247

Total current liabilities	63,221	64,290
Long-term debt, excluding current maturities	258,513	264,136
Deferred income taxes	12,317	27,749
Capital lease obligations, excluding current portion	830	256
Other non current liabilities	49,420	26,311

Total liabilities	384,301	382,742

Minority interest in consolidated subsidiary	29	76
Commitments and Contingencies	—	—
Stockholders’ Equity:
Common stock, par value $.01, 150,000,000 authorized shares, 106,505,081 and 106,430,081 issued shares, and 106,027,581 and 106,065,081 outstanding shares as of December 31, 2008 and 2007, respectively	1,065	1,064
Additional paid-in capital	54,222	54,085
Accumulated other comprehensive (loss) income	(12,602)	5,994
Accumulated deficit	(5,266)	(7,233)
Treasury stock, at cost, 477,500 and 365,000 shares as of December 31, 2008 and 2007, respectively	(335)	(229)

Total stockholders’ equity	37,084	53,681

Total liabilities and stockholders’ equity	$421,414	$436,499

See accompanying notes to consolidated financial statements.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Net sales	$277,522	$292,546	$304,618
Cost of goods sold	200,369	220,713	235,498

Gross profit	77,153	71,833	69,120
Selling, general, administrative and other operating expenses	42,679	32,803	43,039

Operating income	34,474	39,030	26,081
Other income (expense):
Interest income	883	1,105	1,459
Interest expense	(30,108)	(29,621)	(30,131)

Income (loss) from continuing operations before income tax expense (benefit) and minority interest	5,249	10,514	(2,591)
Income tax expense (benefit)	3,329	6,500	(1,075)

Income (loss) from continuing operations before minority interest	1,920	4,014	(1,516)
Minority interest in loss (income) of consolidated subsidiary	47	(76)	72

Income (loss) from continuing operations	1,967	3,938	(1,444)
Loss from discontinued operations, net of tax	—	—	(7,735)

Net income (loss)	$1,967	$3,938	$(9,179)

See accompanying notes to consolidated financial statements.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit) Retained Earnings	Treasury Stock		Comprehensive Income (Loss)	Total
	Shares	Amount				Shares	Amount
January 1, 2006	105,000,001	$1,050	$52,185	$(258)	$(2,619)	50,000	$(28)		$50,330
Comprehensive income:
Net loss					(9,179)			$(9,179)	(9,179)
Other comprehensive income (loss) - Foreign currency translation adjustment				1,263				1,263	1,263
Additional pension liability, net of tax of $265				(416)				(416)	(416)

Other comprehensive income								847

Comprehensive loss								$(8,332)

Common stock issued	1,362,580	14	627						641
Purchase of treasury stock, at cost						215,000	(119)		(119)
Stock compensation expense			849						849

December 31, 2006	106,362,581	1,064	53,661	589	(11,798)	265,000	(147)		43,369
Comprehensive income:
FIN 48 adoption/transition					627				627
FAS 158 adoption/transition, net of tax of $2,387				3,750					3,750
Net income					3,938			$3,938	3,938
Other comprehensive income (loss) - Foreign currency translation adjustment				1,532				1,532	1,532
Additional pension liability, net of tax of $78				123				123	123

Other comprehensive income								1,655

Comprehensive income								$5,593

Common stock issued	67,500	—	31						31
Purchase of treasury stock, at cost						100,000	(82)		(82)
Stock compensation expense			393						393

December 31, 2007	106,430,081	1,064	54,085	5,994	(7,233)	365,000	(229)		53,681
Comprehensive income:
Net income					1,967			$1,967	1,967
Other comprehensive loss - Foreign currency translation adjustment				(1,564)				(1,564)	(1,564)
Additional pension liability, net of tax of $10,844				(17,032)				(17,032)	(17,032)

Other comprehensive (loss)								(18,596)

Comprehensive loss								$(16,629)

Common stock issued	75,000	1	35						36
Purchase of treasury stock, at cost						112,500	(106)		(106)
Stock compensation expense			102						102

December 31, 2008	106,505,081	$1,065	$54,222	$(12,602)	$(5,266)	477,500	$(335)		$37,084

See accompanying notes to consolidated financial statements.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,967	$3,938	$(9,179)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,535	21,443	23,371
Amortization of debt issuance costs	12,490	11,351	10,364
Deferred income taxes	(3,993)	(740)	(13,680)
Minority interest in (loss) income of consolidated subsidiary	(47)	76	(72)
Loss on disposal of property, plant and equipment	150	1,142	9,422
Stock compensation expense	102	393	849
Pension plan curtailment gain	—	(10,015)	—
Changes in assets and liabilities:
Accounts receivable	5,761	2,487	(343)
Inventories	(507)	6,095	13
Prepaid expenses and other assets	57	2,113	1,345
Accounts payable	(4,448)	(779)	3,573
Accrued liabilities	(4,760)	(5,885)	6,769
Other non current liabilities	(3,362)	(7,076)	(1,104)

Net cash provided by operating activities	24,945	24,543	31,328

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,695)	(9,511)	(12,909)
Proceeds from disposal of property, plant and equipment	25	49	289
Decrease (increase) in restricted cash	—	975	(975)
Net proceeds from sale of discontinued operations	—	104	24,541

Net cash (used in) provided by investing activities	(8,670)	(8,383)	10,946

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	36	31	641
Proceeds from (payments of) foreign long-term debt	287	(480)	(48)
Net proceeds (payments ) on foreign overdraft facilities	660	(2,800)	2,795
Payments on long-term debt	(6,200)	—	(42,988)
Payments on capital lease obligations	(55)	(306)	(279)
Purchase of treasury stock	(106)	(82)	(119)

Net cash used in financing activities	(5,378)	(3,637)	(39,998)

Net increase in cash and cash equivalents	10,897	12,523	2,276
Effect of exchange rate changes on cash and cash equivalents	163	33	37
Cash and cash equivalents at beginning of period	37,950	25,394	23,081

Cash and cash equivalents at end of period	$49,010	$37,950	$25,394

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:

During the year ended December 31, 2008, Stanadyne Corporation entered into capital leases for new equipment resulting in capital lease obligations of $1,056. During the year ended December 31, 2006, Stanadyne Corporation entered into capital leases for new equipment resulting in capital lease obligations of $500.

See accompanying notes to consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$48,844	$37,711
Accounts receivable, net of allowance for uncollectible accounts of $209 and $200 as of December 31, 2008 and 2007, respectively	32,170	38,813
Inventories, net	28,919	29,228
Prepaid expenses and other assets	1,657	1,772
Deferred income taxes	1,606	2,818

Total current assets	113,196	110,342
Property, plant and equipment, net	80,933	93,037
Goodwill	144,575	144,575
Intangible and other assets, net	81,121	86,653

Total assets	$419,825	$434,607

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts payable	$18,394	$23,967
Accrued liabilities	30,626	35,769
Current maturities of long-term debt	13,871	4,298
Current portion of capital lease obligations	316	247

Total current liabilities	63,207	64,281
Long-term debt, excluding current maturities	165,479	181,336
Deferred income taxes	21,581	34,758
Capital lease obligations, excluding current portion	830	256
Due to Stanadyne Holdings, Inc.	1,302	1,251
Other non current liabilities	49,420	26,311

Total liabilities	301,819	308,193

Minority interest in consolidated subsidiary	29	76
Commitments and Contingencies
Stockholder’s Equity:
Common stock, par value $.01, authorized 10,000 shares, issued and outstanding 1,000 shares	—	—
Additional paid-in capital	105,000	105,000
Accumulated other comprehensive (loss) income	(12,602)	5,994
Retained earnings	25,579	15,344

Total stockholder’s equity	117,977	126,338

Total liabilities and stockholder’s equity	$419,825	$434,607

See accompanying notes to consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Net sales	$277,522	$292,546	$304,618
Cost of goods sold	200,369	220,713	235,498

Gross profit	77,153	71,833	69,120
Selling, general, administrative and other operating expenses	42,617	32,758	42,936

Operating income	34,536	39,075	26,184
Other income (expense):
Interest income	878	1,091	1,446
Interest expense	(19,642)	(20,281)	(21,793)

Income from continuing operations before income tax expense and minority interest	15,772	19,885	5,837
Income tax expense	5,584	8,731	891

Income from continuing operations before minority interest	10,188	11,154	4,946
Minority interest in loss (income) of consolidated subsidiary	47	(76)	72

Income from continuing operations	10,235	11,078	5,018
Loss from discontinued operations, net of tax	—	—	(7,735)

Net income (loss)	$10,235	$11,078	$(2,717)

See accompanying notes to consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Comprehensive Income (Loss)	Total
	Shares	Amount
January 1, 2006	1,000	$—	$105,000	$(258)	$6,356		$111,098
Comprehensive income:
Net income					(2,717)	$(2,717)	(2,717)
Other comprehensive income (loss) - Foreign currency translation adjustment				1,263		1,263	1,263
Additional pension liability, net of tax of $265				(416)		(416)	(416)

Other comprehensive income						847

Comprehensive loss						$(1,870)

December 31, 2006	1,000	—	105,000	589	3,639		109,228
Comprehensive income:
Net income					11,078	$11,078	11,078
FIN 48 adoption/transition					627		627
FAS 158 adoption/transition, net of tax of $2,387				3,750			3,750
Other comprehensive income - Foreign currency translation adjustment				1,532		1,532	1,532
Additional pension liability, net of tax of $78				123		123	123

Other comprehensive income						1,655

Comprehensive income						$12,733

December 31, 2007	1,000	—	105,000	5,994	15,344		126,338
Comprehensive income:
Net income					10,235	$10,235	10,235
Other comprehensive loss - Foreign currency translation adjustment				(1,564)		(1,564)	(1,564)
Additional pension liability, net of tax of $10,844				(17,032)		(17,032)	(17,032)

Other comprehensive loss						(18,596)

Comprehensive loss						$(8,361)

December 31, 2008	1,000	$—	$105,000	$(12,602)	$25,579		$117,977

See accompanying notes to consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,235	$11,078	$(2,717)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,535	21,443	23,371
Amortization of debt issuance costs	2,024	2,026	2,026
Deferred income taxes	(1,327)	1,897	(11,355)
Minority interest in (loss) income of consolidated subsidiary	(47)	76	(72)
Loss on disposal of property, plant and equipment	150	1,142	9,422
Stock compensation expense	102	393	849
Pension plan curtailment gain	—	(10,015)	—
Changes in assets and liabilities:
Accounts receivable	5,761	2,487	(343)
Inventories	(507)	6,095	13
Prepaid expenses and other assets	52	2,102	1,337
Due to Holdings	51	360	1,021
Accounts payable	(4,448)	(779)	3,573
Accrued liabilities	(4,760)	(5,885)	6,769
Other non current liabilities	(3,873)	(7,890)	(2,320)

Net cash provided by operating activities	24,948	24,530	31,574

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,695)	(9,511)	(12,909)
Proceeds from disposal of property, plant and equipment	25	49	289
Decrease (increase) in restricted cash	—	975	(975)
Proceeds from sale of discontinued operations	—	104	24,541

Net cash (used in) provided by investing activities	(8,670)	(8,383)	10,946

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments of) foreign long-term debt	287	(480)	(48)
Net proceeds (payments) on foreign overdraft facilities	660	(2,801)	2,795
Payments on long-term debt	(6,200)	—	(42,988)
Payments on capital lease obligations	(55)	(306)	(279)

Net cash used in financing activities	(5,308)	(3,587)	(40,520)

Net increase in cash and cash equivalents	10,970	12,560	2,000
Effect of exchange rate changes on cash and cash equivalents	163	33	37
Cash and cash equivalents at beginning of period	37,711	25,118	23,081

Cash and cash equivalents at end of period	$48,844	$37,711	$25,118

During the year ended December 31, 2008, Stanadyne Corporation entered into capital leases for new equipment resulting in capital lease obligations of $1,056. During the year ended December 31, 2006, Stanadyne Corporation entered into capital leases for new equipment resulting in capital lease obligations of $500.

See accompanying notes to consolidated financial statements.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(1)	Business

Description of Business. Stanadyne Holdings, Inc. (“Holdings”) owns all of the outstanding common stock of Stanadyne Automotive Holdings Corp. (“SAHC”). SAHC owns all of the outstanding common stock of Stanadyne Corporation (together with its consolidated subsidiaries, “Stanadyne”). A majority of the outstanding common stock of Holdings is owned by funds managed by Kohlberg Management IV, L.L.C. Collectively, Holdings, SAHC and Stanadyne hereinafter are referred to as the “Company.” Holdings and Stanadyne are separate reporting companies. Unless otherwise noted, the notes herein relate to both Holdings and Stanadyne as of and for the years ended December 31, 2008, 2007 and 2006.

Holdings is a holding company with no other operations beyond those of its indirectly, wholly-owned subsidiary, Stanadyne. Stanadyne is a leading designer and manufacturer of highly engineered, precision manufactured engine components, including fuel injection equipment for diesel engines. Stanadyne sells engine components to original equipment manufacturers in a variety of applications, including agricultural and construction vehicles and equipment, industrial products, automobiles, light duty trucks and marine equipment. The aftermarket is a core element of Stanadyne’s business. Stanadyne’s previously wholly-owned subsidiary, Precision Engine Products Corp. (“PEPC”) was a supplier of roller-rocker arms, hydraulic valve lifters and lash adjusters to automotive engine manufacturers and the independent automotive aftermarket. On July 31, 2006, certain assets and liabilities of PEPC were sold to Defiance, Inc., a part of GenTek, Inc. (see Note 22).

(2)	Summary of Significant Accounting Policies

Principles of Consolidation and Discontinued Operations. The consolidated financial statements of Holdings include the accounts of Holdings and all of Holdings’ direct and indirect wholly-owned subsidiaries: SAHC, Stanadyne, PEPC, Stanadyne, SpA (“SpA”), Stanadyne Changshu Corporation (“SCC”) and Precision Engine Products LTDA (“PEPL”). Intercompany balances have been eliminated in consolidation. A joint venture, Stanadyne Amalgamations Private Limited (“SAPL”), is fully consolidated based on the Company’s 51% controlling share, while the remaining 49% is accounted for as a minority interest. The financial statements of SAPL, SpA and PEPL are consolidated on a fiscal year basis ending November 30. The applicable amounts related to PEPC, including PEPL, are presented as discontinued operations for all periods presented herein (see Note 22).

Cash and Cash Equivalents. The Company considers cash on hand and short-term investments with an original maturity of three months or less to be cash and cash equivalents. Stanadyne Corporation invests on an overnight basis in certain cash management funds which are rated AAAm by S&P and Aaa by Moody’s. These funds are not FDIC insured.

Inventories. Inventories are stated at the lower of cost or market. The principal components of costs included in inventories are materials, labor, subcontract costs and overhead. The Company uses the last-in/first-out (“LIFO”) method of valuing its inventory, except for the inventories of SCC, SpA and SAPL, which are valued using the first-in/first-out (“FIFO”) method. At December 31, 2008 and 2007, inventories valued at LIFO represented 81% and 80% of total inventories, respectively.

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

Goodwill and Other Intangible Assets. The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets.” SFAS 142 requires that the carrying value of goodwill be evaluated for impairment on an annual basis and when other conditions exist by applying a fair value based test. The Company’s annual evaluation of December 31, 2008 and 2007 determined that there was no impairment. Significant judgments are required to estimate the fair value of reporting units and include projecting future cash flows, determining appropriate discount rates and other

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(2)	Summary of Significant Accounting Policies – (Continued)

assumptions. The projections are based on historical performance and estimated future results. SFAS 142 also requires annual fair value based impairment tests for other indefinite-lived intangible assets. Those annual impairment tests determined that there were no impairments as of December 31, 2008 and 2007. Intangible assets consist primarily of technological know-how, trademarks, customer contracts, patents and deferred loan origination costs. Definite-lived identifiable intangible assets are amortized over their useful lives of 4 to 18.5 years.

Impairment of Long-Lived and Intangible Assets. The Company reviews long-lived assets, including property, plant and equipment and certain definite-lived identifiable intangible assets to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the related assets, the Company recognizes an impairment loss. Impairment losses are measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Fair Value of Financial Instruments. Disclosures about fair value of financial instruments, requires the disclosure of fair value information for certain assets and liabilities, whether or not recorded in the balance sheet, for which it is practicable to estimate such value. The Company has the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt. The Company considers the carrying amount of these items, excluding long-term debt, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization. Refer to Note 9 for fair value disclosures of long-term debt.

Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. SFAS 157 requires expanded disclosures about fair value measurements and establishes a three-level hierarchy for fair value measurements based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. The standard also requires that a company use its own nonperformance risk when measuring liabilities carried at fair value, including derivatives. In February 2008, the FASB approved a FASB Staff Position (FSP) that permits companies to partially defer the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FSP did not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are re-measured or disclosed at least annually. SFAS 157 is effective for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are re-measured or disclosed at least annually for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS 157 will be applied prospectively. The Company deferred adoption of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. As of January 1, 2008 and December 31, 2008, the Company did not have any financial or non-financial instruments measured for at fair value on a recurring or non-recurring basis.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(2)	Summary of Significant Accounting Policies – (Continued)

Income Taxes. Income taxes are accounted for in accordance with the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the tax basis of assets and liabilities and their financial reporting amounts. A valuation allowance is recorded when realization of deferred tax assets is not likely.

Foreign Currency Translation. The Company’s policy is to translate balance sheet accounts using the exchange rate at the balance sheet date and statement of operations accounts using the average monthly exchange rate for the month in which the transactions are recognized. The resulting translation adjustment is recorded as accumulated other comprehensive income (loss) in the consolidated balance sheets. Foreign currency transaction losses of $146, $48 and $27 are included in the consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006, respectively.

Revenue Recognition. Sales and related costs of sales are recorded when products are shipped to customers, unless delivery terms specify transfer of title at point of destination in which case the sales and related cost of sales are recognized when goods are delivered. The Company enters into long-term contracts with certain customers for the supply of parts during the contract period. The Company establishes estimates for sales returns and allowances based on historical experience. The Company does not provide customers with general rights of return for products sold; however, in limited circumstances, the Company will allow sales returns and allowances from customers if the products sold do not conform to specifications.

Research and Development. Research and development (“R&D”) costs incurred for the years ended December 31, 2008, 2007 and 2006 were $ 15,837, $13,847 and $11,528, respectively, of which $1,268, $1,711 and $1,505, respectively, were reimbursed by customers. Net R&D expenses of $14,569, $12,136 and $10,023 for the years ended December 31, 2008, 2007 and 2006, respectively, are included in the consolidated statements of operations.

Repair and Maintenance Costs. The Company’s policy is to expense repairs and maintenance as incurred. Significant improvements or betterments are capitalized where it is probable that the expenditure resulted in an increase in the future economic benefits expected to be obtained from the use of the asset beyond its originally assessed standard of performance.

Stock Options. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”). Stock compensation expense is calculated on a straight-line basis over the requisite service period for each separately vesting portion of an award as if the awards were in-substance, multiple awards, which results in an acceleration of compensation.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company believes that the significant accounting estimates most critical to aid in fully understanding and evaluating the financial results include: product warranty reserves, inventory reserves for excess or obsolescence, realization of goodwill and other long-lived assets, pension and postretirement benefit liabilities, workers’ compensation liabilities, stock compensation and valuation allowances. Actual results could differ from those estimates.

New Accounting Pronouncements. In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). The objective of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This statement establishes principles and requirements for how the acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies to business combinations for which the acquisition date is on or after January 1, 2009.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(2)	Summary of Significant Accounting Policies – (Continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective beginning in fiscal 2009. This statement will be applied prospectively as of the beginning of 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. During the years ended December 31, 2008 and 2007, the Company recorded amounts related to the noncontrolling interests’ share in income and expense of $47 and $(76), respectively, and additionally, SFAS 160 requires the liability related to noncontrolling interests to be presented as a separate caption within shareholders’ equity. As of December 31, 2008 and 2007, the liability related to noncontrolling interests was $29 and $76, respectively.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). This statement changes the disclosure requirements for derivative instruments and hedging activities requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective beginning in fiscal 2009. The Company does not believe this statement will significantly impact its disclosure requirements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” This FSP applies prospectively to all intangible assets acquired after the effective date of January 1, 2009, whether acquired in a business combination or otherwise. We are evaluating any impact that this FSP may have on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. While SFAS 162 formalizes the sources and hierarchy of GAAP within the authoritative accounting literature, it does not change the accounting principles that are already in place. SFAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS No. 162 is not expected to have a material impact on the Company’s consolidated financial statements.

(3)	Inventories

Inventories at December 31 consisted of:

	2008	2007
Raw materials	$11,152	$14,559
Work in process	11,749	10,962
Finished goods	6,018	3,707

	$28,919	$29,228

The LIFO asset at December 31, 2008 and 2007 was $5,471 and $5,723, respectively.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(4)	Property, Plant and Equipment

Property, plant and equipment including equipment under capital leases at December 31 consisted of:

	2008	2007
Land	$7,447	$7,940
Building and improvements	23,919	24,438
Machinery and equipment	116,682	114,461
Assets under capital leases	2,796	2,004
Construction in progress	3,571	3,970

	154,415	152,813
Less accumulated depreciation and amortization	73,482	59,776

	$80,933	$93,037

Depreciation expense including amortization of assets acquired under capital leases was $18,270, $17,683 and $17,957 for the years ended December 31, 2008, 2007 and 2006, respectively. The net book value of assets acquired under remaining capital leases was $1,160 and $1,124 at December 31, 2008 and 2007, respectively.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(5)	Intangible and Other Assets

Major components of intangible assets, other than goodwill, at December 31 consisted of:

Holdings:	2008		2007
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks/trade names	$51,100	$—	$51,100	$—
Technology/patents	24,300	10,082	24,300	8,359
Customer contracts	15,252	6,715	15,252	5,190
Debt issuance costs	18,447	9,854	18,447	7,598
Other	168	74	411	57

	$109,267	$26,725	$109,510	$21,204

Stanadyne:	2008		2007
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks/trade names	$51,100	$—	$51,100	$—
Technology/patents	24,300	10,082	24,300	8,359
Customer contracts	15,252	6,715	15,252	5,190
Debt issuance costs	16,090	8,918	16,090	6,894
Other	168	74	411	57

	$106,910	$25,789	$107,153	$20,500

Amortization expense was $3,265, $3,760 and $4,097 for the years ended December 31, 2008, 2007 and 2006, respectively. Estimated annual amortization expense of the Company’s intangible assets is expected to be $3,249 in 2009, $3,160 in 2010, $2,944 in 2011, $2,816 in 2012 and $2,816 in 2013.

Amortization of debt issuance costs is included as interest expense in the accompanying consolidated statements of operations for Holdings of $12,490, $11,366 and $10,364 for the years ended December 31, 2008, 2007 and 2006, respectively. Amortization of debt issuance costs is included as interest expense in the accompanying consolidated statements of operations for Stanadyne of $2,024 for the years ended December 31, 2008, 2007 and 2006.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(6)	Leases

The Company is obligated under certain non-cancelable operating leases. Rent expense for the years ended December 31, 2008, 2007 and 2006 was $829, $2,234 and $2,070, respectively.

Future minimum payments under non-cancelable operating leases with initial or remaining lease terms in excess of one year and future minimum capital lease payments as of December 31, 2008 were as follows:

	Capital Leases	Operating Leases
Year ending December 31:
2009	$316	$1,088
2010	286	614
2011	207	316
2012	173	259
2013	203	91
Amounts thereafter	107	—

Total minimum lease payments	1,292	$2,368

Less: amount representing interest	146

Present value of net minimum capital lease obligations	1,146
Less: current installments of capital lease obligations	316

Capital lease obligations, excluding current installments	$830

(7)	Accrued Liabilities

Accrued liabilities at December 31 consisted of:

	Holdings		Stanadyne
	2008	2007	2008	2007
Accrued interest	$6,297	$6,543	$6,297	$6,543
Salaries, wages and bonus	7,521	10,530	7,521	10,530
Vacation	4,330	4,540	4,330	4,540
Accrued warranty	1,085	2,536	1,085	2,536
Accrued taxes	4,304	275	4,290	266
Workers’ compensation	1,430	2,876	1,430	2,876
Retiree health benefits	521	694	521	694
Pension	2,743	3,886	2,743	3,886
Other	2,409	3,898	2,409	3,898

	$30,640	$35,778	$30,626	$35,769

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(8)	Other Noncurrent Liabilities

Other noncurrent liabilities at December 31 consisted of:

	2008	2007
Pensions	$36,304	$8,009
Retiree health benefits	3,319	7,155
Italian leaving indemnity (Note 10)	4,998	6,572
Workers’ compensation	4,105	3,850
Environmental	694	725

	$49,420	$26,311

(9)	Long–term Debt

Long–term debt at December 31 consisted of:

	Holdings		Stanadyne
	2008	2007	2008	2007
Revolving credit lines	$—	$—	$—	$—
Term Loans	15,000	21,200	15,000	21,200
Senior Subordinated Notes	160,000	160,000	160,000	160,000
Holdings Senior Discount Notes, net of unamortized discount of $6,962 and $17,200 at December 31, 2008 and 2007, respectively	93,034	82,800	—	—
Stanadyne Amalgamations Private Limited debt, payable to India banks through 2013, bearing interest at rates ranging from 8.88% to 9.75%	957	1,095	957	1,095
Stanadyne Changshu China debt, payable to Pudong Development Bank	440	—	440	—
Stanadyne, SpA debt, payable to Italian banks through 2009, bearing interest at rates ranging from 6.46% to 5.3%	2,953	3,339	2,953	3,339

	272,384	268,434	179,350	185,634
Less current maturities of long-term debt	13,871	4,298	13,871	4,298

Long-term debt, excluding current maturities	$258,513	$264,136	$165,479	$181,336

In 2004, Stanadyne refinanced its existing U.S. senior bank facility comprised of term loans and revolving credit lines, which resulted in one new term loan (the “Term Loans”) and a new revolving credit line (the “Revolving Credit Line”). In addition, Stanadyne issued new senior subordinated notes (the “Notes”) totaling $160,000.

At December 31, 2008 and 2007, Stanadyne had a total borrowing availability of $24,697 and $28,795, respectively, against the total maximum limit of the $35,000 Revolving Credit Line of which $6,401 and $7,231 were used for standby letters of credit at December 31, 2008 and 2007, respectively. Any amounts outstanding against the Revolving Credit Line are payable on August 6, 2009. If there were any borrowings on the Revolving Credit Line, the interest rate would have been 3.16% and 8.5% at December 31, 2008 and 2007, respectively. Stanadyne also pays a commitment fee of 0.5% on the unused portion of the Revolving Credit Line.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(9)	Long-term Debt – (Continued)

At December 31, 2008 and 2007, the Company had $15,000 and $21,200, respectively in Term Loans outstanding. The Company will repay approximately $10.0 million of Term Loan in 2009 as a result of the Excess Cash Flow, as the term is defined by the Term Loans, generated in 2008. The Company repaid $6.2 million of the Term Loan in 2008 as a result of the Excess Cash Flow generated in 2007. There were no required Term Loan payments in 2007. As of December 31, 2008 and 2007, the Company had no borrowings under the Revolving Credit Loan which expires August, 2009. The Term Loan and Revolving Credit Loan agreements were amended in July 2006 to require net proceeds of $23.5 million from the sale of certain assets and liabilities of PEPC to be applied to the Term Loans. The Company repaid an additional $19.0 million of Term Loans from surplus cash in December 2006. Because the Company made pre-payments, the Term Loans outstanding at December 31, 2008 are payable with a final balloon payment of $15,000 on August 6, 2010. The Term Loans are primarily LIBOR borrowings and are re-priced approximately every month based on prevailing market rates. Accrued interest was calculated on outstanding term loan balances at 4.46% and 8.75% at December 31, 2008 and December 31, 2007, respectively. Interest is paid each calendar quarter.

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

Stanadyne had $160,000 of Notes outstanding at December 31, 2008 and 2007 at a fixed interest rate of 10.00%. The Notes are due on August 15, 2014. Payment of the Notes is an obligation of Stanadyne and is guaranteed by PEPC. In addition, the Notes are subject to covenants including limitations on indebtedness, liens, and dividends or other distributions to stockholders.

On December 20, 2004, Holdings issued $100 million of senior discount notes (the “Discount Notes”) due in 2015. The Discount Notes bear interest at a stated rate of 12%. The Discount Notes were issued at a discounted price of 58.145% resulting in net proceeds of approximately $58,145 before considering financing costs. Interest will accrete until August 15, 2009. The Discount Notes are unsecured senior obligations of Holdings and are subordinated to all existing and future senior indebtedness, including obligations under the Stanadyne’s Senior Secured Bank Facility. The Discount Notes are not guaranteed by Stanadyne or any of the other subsidiaries of Holdings and are effectively subordinated to all of Stanadyne’s secured debt. Amortization of original issue discount interest expense was $10,238 and $9,108 for the years ended December 31, 2008 and 2007, respectively.

At December 31, 2008 and 2007, the weighted average interest rate on the Company’s current and long-term borrowings at SAPL was 9.2% and 7.21%, respectively.

At December 31, 2008 and 2007, the weighted average interest rate on the Company’s short-term borrowings at SpA was 6.46% and 5.21%, respectively.

The fair values of the Company’s Term Loans and short-term borrowings approximated their recorded values at December 31, 2008 and 2007 based on similar borrowing agreements offered by other major institutional banks. The fair value of the Notes based on bid prices at December 31, 2008 and 2007 was approximately $109,600 and $153,800, respectively. The fair value of Holdings’ Discount Notes based on bid prices at December 31, 2008 and 2007 was $45,000 and $76,625, respectively.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(9)	Long-term Debt – (Continued)

The aggregate maturities of long-term debt outstanding at December 31, 2008 were:

	Holdings	Stanadyne
2009	$13,871	$13,871
2010	5,175	5,175
2011	129	129
2012	102	102
2013	73	73
Thereafter	253,034	160,000

	$272,384	$179,350

For the years ended December 31, 2008, 2007 and 2006, interest paid by the Company was $17,864, $18,705 and $21,293, respectively.

(10)	Pensions

The Company has a noncontributory defined benefit pension plan that covers substantially all of the domestic hourly and salaried employees. Benefits under the pension plan are based on years of service and compensation levels during employment for salaried employees and for the years of service for hourly employees. It is the policy of the Company to fund the pension plan in an amount at least equal to the minimum required contribution as determined by the plan’s actuaries, but not in excess of the maximum tax-deductible amount under Section 404 of the Internal Revenue Code. The Company may make discretionary contributions of any amount within this range based on financial circumstances and strategic considerations which typically vary from year to year. Plan assets are invested primarily in a diversified portfolio of equity and fixed income securities.

The Company also has two nonqualified plans titled the “Stanadyne Corporation Benefit Equalization Plan” and the “Stanadyne Corporation Supplemental Retirement Plan” (together, the “SERP”), which are designed to supplement the benefits payable to designated employees under the Stanadyne Corporation Pension Plan. The annual benefit payable under the SERP is equal to the difference between the benefit the designated employee would have received under the Stanadyne Corporation Pension Plan if certain Code limitations did not apply to the designated employee’s Stanadyne Corporation Pension Plan benefit.

Benefits may be paid under the Stanadyne Corporation Pension Plan and the SERP in the form of (i) a straight-life annuity for the life of the participant; (ii) a 50%, 75% or 100% joint and survivor annuity whereby the participant receives a reduced monthly benefit for life and the surviving spouse receives 50%, 75% or 100% of such reduced monthly benefit for life; and (iii) for participants with an accrued benefit of $5 or less, a lump sum. The SERP expense was $295, $323 and $518 for the years ended December 31, 2008, 2007 and 2006, respectively.

Effective March 31, 2007, Stanadyne amended the Stanadyne Corporation Pension Plan (a defined benefit plan) (the “Pension Plan”) to freeze the Pension Plan with respect to all participants so that no future benefits accrue after that date. As required by law, benefits already accrued as of such date were not affected. With respect to such benefits, participants continue to vest and all other retirement options, including early retirement reduction factors, remain unchanged. The assets continue to be held in trust for participants until they retire. The accrual of benefits for certain executives participating in the Supplemental Retirement Benefit Plan is based on the accrual of benefits under the Pension Plan. Therefore, the freeze of the Pension Plan also resulted in the freeze of the Supplemental Retirement Benefit Plan.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(10)	Pensions – (Continued)

The effect of the Pension Plan freeze resulted in curtailment gains of $9,996 for the Pension Plan and $19 for the Supplemental Retirement Benefit Plan (see Note 11). These one-time curtailment gains are equal to the reduction in the plans’ projected benefit obligations due to the freeze of $9,382 and unrecognized prior service costs of $633.

The following table sets forth the change in benefit obligation, change in plan assets and the accrued benefit obligation of the pension plans in the Company’s consolidated balance sheets as of December 31, 2008 and 2007:

	2008	2007
Change in projected benefit obligations:
Benefit obligation at beginning of year	$92,589	$102,348
Service cost	—	726
Interest cost	5,640	5,598
Actuarial loss	(178)	(2,217)
Benefits paid	(4,428)	(3,962)
Curtailment gain	—	(9,904)

Benefit obligation at end of year	93,623	92,589

Change in plan assets:
Fair value of plan assets at beginning of year	80,820	72,868
Actual return on plan assets	(25,258)	5,578
Employer contribution	3,068	6,336
Benefits paid	(4,054)	(3,962)

Fair value of plan assets at end of year	54,576	80,820

Accrued benefit obligation	$(39,047)	$(11,769)

The components of the net periodic pension costs were as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Service cost	$—	$726	$3,367
Interest cost	5,640	5,598	5,696
Expected return on plan assets	(6,656)	(6,094)	(5,708)
Amortization of prior service costs	—	(8)	(64)
Recognized net actuarial loss	31	40	110

Net periodic pension(income) cost	$(985)	$262	$3,401

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(10)	Pensions – (Continued)

Actuarial assumptions used in accounting for the pension plans were:

	As of December 31, 2008	As of December 31, 2007
Benefit obligation at year-end:
Assumed average salary compensation increase	N/A	N/A
Discount rate	6.25%	6.25%

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Net periodic benefit cost for the year:
Assumed average salary compensation increase	N/A	N/A	4.00%
Discount rate	6.25%	6.00%	5.75%
Expected long-term rate of return on assets	8.25%	8.25%	8.75%

The assumed average salary compensation increase of 4% reflected the current economic conditions in 2006. Changes to the Pension Plan to freeze benefits as of March 31, 2007 made assumptions for future salary compensation increases unnecessary for valuation of the December 31, 2007 and 2008 benefit obligation.

The discount rate used to value the pension obligation is developed with consideration given to a number of factors, including the current interest rate environment, benchmark fixed-income yields, peer comparisons, and expected future pension benefit payments.

The expected return on assets assumption is developed with reference to historical returns, forward-looking return expectations, the pension plan’s investment allocation, and peer comparisons. The Company selected an 8.25% per annum investment return assumption for the purpose of calculating 2008 pension expense in accordance with Statement of Financial Accounting Standards (“SFAS”) SFAS No. 87, “Employers’ Accounting for Pensions.” This rate of return is net of investment expenses.

In selecting the expected return assumption, the Company takes into consideration information provided by the pension plan trustee and the pension plan’s actuary. Based on the asset allocation percentages in the Company’s current investment policy, the actuary’s January 2008 investment return model produced a range of expected investment returns over the next 20 years of 5.9% to 9.3%. Based on the 5,000 investment return simulations produced by the model, it is anticipated that a passively invested fund allocated in accordance with the Company’s investment policy would generate an average annual return over the 20-year projection period equal to or in excess of 5.9% three-quarters of the time, while returns of 9.3% or greater would be anticipated 25% of the time. Therefore, the “best-estimate” range, based on this model, is 5.9% to 9.3%. Based on the foregoing considerations, and historical performance of the fund assets since 1988, the Company believes that an expected return assumption of 8.25% per annum is reasonable.

The Company was required to make $1.6 million in contributions to the Pension Plan in 2008 for the 2007 plan year. The minimum required contribution in 2009 for the 2008 plan year is approximately $0.8 million. Minimum required contributions for the calendar years 2008 and 2007 were $3.1 million and $6.0 million, respectively. The Company expects the minimum required contribution to the Pension Plan in 2009 will be approximately $2.3 million.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(10)	Pensions – (Continued)

Asset management objectives under the Pension Plan’s investment policy include maintaining an adequate level of diversification to reduce interest rate and market risk and providing adequate liquidity to meet immediate and future benefit payment requirements.

The Company’s Pension Plan asset allocation at December 31, 2008 and 2007 and targeted allocation for 2009 by asset category are as follows:

Asset Category	Target Allocation	Percentage of Plan Assets
	2009	2008	2007
Equity securities	70%	68%	70%
Debt securities	30%	32%	30%

		100%	100%

The equity securities and debt securities do not directly include any amounts of Company stock, Notes or Discount Notes at December 31, 2008 and 2007. Assets are generally rebalanced to the target asset allocation quarterly.

Estimated future benefit payments are as follows:

2009	$4,582
2010	4,812
2011	5,035
2012	5,332
2013	5,701
Subsequent five years	33,216

In accordance with Italian Civil Code, the Company provides employees of SpA a leaving indemnity payable upon termination of employment. The amount of this leaving indemnity is determined by the employee’s category, length of service, and overall remuneration earned during service. Amounts included as part of accrued liabilities and other noncurrent liabilities, in total, at December 31, 2008 and 2007 were $5,060 and $6,647, respectively. Leaving indemnity expense was $733, $332 and $832 for the years ended December 31, 2008, 2007 and 2006, respectively.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(11)	Postretirement Health Care and Life Insurance

The Company and its domestic subsidiaries currently make available certain health care and life insurance benefits for retired employees if they were hired before January 1, 2007. Full-time employees of the Company, hired before January 1, 2007, may become eligible for those benefits when they reach retirement, provided they are age 57 or older and have at least ten consecutive years of service immediately preceding retirement, if such programs are still in effect.

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

The following table presents the plan’s change in benefit obligation, change in plan assets and the accrued benefit obligation in the Company’s consolidated balance sheets as of December 31:

	2008	2007
Change in benefit obligations:
Benefit obligation at beginning of year	$7,849	$9,385
Service cost	172	191
Interest cost	395	444
Actuarial gain	(4,286)	(1,804)
Plan participants’ contributions	1,619	1,631
Benefits paid	(1,909)	(1,998)

Benefit obligation at end of year	3,840	7,849

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contribution	290	367
Plan participants’ contribution	1,619	1,631
Benefits paid	(1,909)	(1,998)

Fair value of plan assets at end of year	—	—

Accrued benefit obligation	$(3,840)	$(7,849)

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(11)	Postretirement Health Care and Life Insurance – (Concluded)

Actuarial assumptions used in accounting for the postretirement health care and life insurance plans were:

	December 31, 2008	December 31, 2007
Benefit obligation at year-end:
Discount rate	6.25%	6.00%
Health care cost trend rates
Initial rate	N/A	N/A
Ultimate rate	N/A	N/A

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Net periodic benefit cost:
Discount rate	6.0%	5.75%	5.75%
Expected long-term rate of return on assets	N/A	N/A	N/A

Health care cost trend rates:
Initial rate	N/A	N/A	N/A
Ultimate rate	N/A	N/A	N/A

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(12)	Income Taxes

Income tax expense (benefit) consisted of:

	Current	Deferred	Total
Holdings
2008
Federal	$6,064	$(2,801)	$3,263
State	1,081	(491)	590
Foreign	177	(701)	(524)

	$7,322	$(3,993)	$3,329

2007
Federal	$5,821	$1,067	$6,888
State	1,041	214	1,255
Foreign	378	(2,021)	(1,643)

	$7,240	$(740)	$6,500

2006
Federal	$5,943	$(5,796)	$147
State	1,092	(1,021)	71
Foreign	551	(1,844)	(1,293)

	$7,586	$(8,661)	$(1,075)

Stanadyne
2008
Federal	$6,064	$(546)	$5,518
State	670	(80)	590
Foreign	177	(701)	(524)

	$6,911	$(1,327)	$5,584

2007
Federal	$5,822	$3,298	$9,120
State	634	620	1,254
Foreign	378	(2,021)	(1,643)

	$6,834	$1,897	$8,731

2006
Federal	$5,943	$(3,830)	$2,113
State	734	(663)	71
Foreign	551	(1,844)	(1,293)

	$7,228	$(6,337)	$891

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(12)	Income Taxes – (Continued)

Total income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 35% for each year to income (loss) from continuing operations before income tax expense (benefit) and minority interest as follows:

Holdings	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Computed “expected” expense (benefit)	$1,837	$3,680	$(907)
Increase (reduction) in income tax resulting from:
State taxes, net of federal tax effect	61	421	(211)
Foreign taxes	177	497	551
Unrecognized tax benefits	84	282	—
Federal research and development credit	(400)	(150)	(150)
Tax benefit of extraterritorial income exclusion	—	—	(700)
Rate difference on income of foreign operations	365	158	106
Tax benefit for U.S. production activities	(389)	(378)	(210)
Non-deductible interest on Discount Notes	737	628	559
Change in valuation allowance	409	738	366
Other, net	448	624	(479)

	$3,329	$6,500	$(1,075)

Stanadyne	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Computed “expected” expense	$5,520	$6,960	$2,043
Increase in income tax resulting from:
State taxes, net of federal tax effect	329	685	22
Foreign taxes	177	497	551
Unrecognized tax benefits	84	282	—
Federal research and development credit	(400)	(150)	(150)
Tax benefit of extraterritorial income exclusion	—	—	(700)
Rate difference on income of foreign operations	365	158	106
Tax benefit for U.S. production activities	(389)	(378)	(210)
Change in valuation allowance	—	329	—
Other, net	(102)	348	(771)

	$5,584	$8,731	$891

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(12)	Income Taxes – (Continued)

U.S. federal, state and foreign net income taxes paid by the Company amounted to $3,485, $8,239 and $4,539 for the years ended December 31, 2008, 2007 and 2006, respectively.

Income from continuing operations before taxes from domestic operations of Holdings was $9,330, $18,423 and $3,928 for the years ended December 31, 2008, 2007 and 2006, respectively. Income before taxes from domestic operations of Stanadyne was $19,847, $27,794 and $12,356 for the years ended December 31, 2008, 2007 and 2006, respectively. Loss from continuing operations before taxes from foreign operations of the Company was $4,223, $8,211 and $4,654 for the years ended December 31, 2008, 2007 and 2006, respectively.

As a result of losses in current and previous years, the Company has unused net operating loss carry-forwards for state income tax purposes of approximately $5,549 at December 31, 2008, which, if not used to offset future state taxable income, will expire over the period 2009 to 2021. The Company also has unused foreign net operating loss carry forwards of $9,249 at December 31, 2008 of which $5,000 will expire in 2011 and $4,249 will expire in 2012.

At December 31, 2008 and 2007, Holdings had valuation allowances of $1,638 and $1,229, respectively, for state tax benefits that will not be realized. It is more likely than not that all other deferred tax assets will be fully realized based on projections for future taxable income and the expectation that a significant portion of these deferred tax assets are to be realized by offsetting them against temporary items.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are presented as follows:

	Holdings		Stanadyne
	2008	2007	2008	2007
Current:
Deferred tax assets:
Postretirement benefits	$1,067	$1,240	$1,067	$1,240
Net operating loss carry forwards	—	329	—	329
Compensated absences	1,219	1,327	1,219	1,327
Workers’ compensation	1,179	1,179	1,179	1,179
Health benefits	458	529	458	529
Warranty	435	987	435	987
Other	594	700	594	700

Deferred tax assets before valuation allowance	4,952	6,291	4,952	6,291
Less: Valuation allowance	—	(329)	—	(329)

Deferred tax assets after valuation allowance	4,952	5,962	4,952	5,962
Deferred tax liabilities	(3,346)	(3,144)	(3,346)	(3,144)

Net current deferred tax asset	$1,606	$2,818	$1,606	$2,818

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(12)	Income Taxes – (Concluded)

	Holdings		Stanadyne
	2008	2007	2008	2007
Noncurrent:
Deferred tax assets:
Postretirement benefits	$15,562	$6,151	$15,562	$6,151
Net operating loss carry forwards	3,211	3,886	3,211	3,886
Workers’ compensation	1,090	1,579	1,090	1,579
Accrued interest on Discount Notes	11,491	8,681	—	—
Other	2,769	3,277	3,358	3,720

Deferred tax asset before valuation allowance	34,123	23,574	23,221	15,336
Less: valuation allowance	(1,638)	(1,229)	—	—

Deferred tax assets after valuation allowance	32,485	22,345	23,221	15,336
Deferred tax liabilities:
Property, plant and equipment	(44,802)	(50,094)	(44,802)	(50,094)

Net noncurrent deferred tax liability liabilities	$(12,317)	$(27,749)	$(21,581)	$(34,758)

The following summarizes the activity related to the unrecognized tax benefits:

2008
Balance at January 1, 2008	$241
Additions based on tax positions related to current year	52

Balance at December 31, 2008	$293

All of the unrecognized tax benefits would, if recognized, impact the annual effective tax rate. A liability for potential penalties and interest of $32 was recorded during 2008. The Company recognized interest and penalties as a component of income tax expense. The Company does not expect any material changes to the unrecognized tax benefits to occur over the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions, and the Company is subject to routine audit by many different tax authorities. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2004.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(13)	401(k) Plan

Substantially all of the Company’s domestic employees are eligible to participate in the Stanadyne Corporation Savings Plus Plan (“401(k) Plan”). The 401(k) Plan provides such employees with the opportunity to save for retirement on a tax deferred basis. Effective April 1, 2007, the 401(k) Plan was amended to: (i) increase Stanadyne’s matching contribution to 100% of employee pre-tax contributions on the first 1% of compensation and 50% of employee pre-tax contributions on the next 5% of compensation so that if an employee contributes 6% of compensation, the Stanadyne match would total 3.5% of that employee’s compensation; and (ii) provide for automatic enrollment at 3% of compensation for all new employees and all current employees who were not then contributing 3% or more of compensation. The Company made matching contributions of $1,649, $1,407 and $265 during the years ended December 31, 2008, 2007 and 2006, respectively.

(14)	Stockholders’ Equity

Common Stock. During the year ended December 31, 2008, four former and retiring employees exercised stock options to purchase 75,000 shares of Holdings’ common stock at $0.47 per share for $36. During 2008, 2007 and 2006 a total of 112,500, 100,000 and 215,000 shares, respectively were purchased by the Company for $106, $82 and $119, respectively and are held as treasury stock.

Stock Options. In August 2004, Holdings established the 2004 Equity Incentive Plan (the “Option Plan”) to provide for the award of non-qualified stock options to attract and retain people who are in a position to make a significant contribution to the success of the Company and its subsidiaries. Awards granted under the Option Plan vest over a period of three to four years contingent upon achievement of certain financial performance targets as defined by the Option Plan and expire 10 years after the date of grant.

The Company uses a Black-Scholes option-pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. The table below indicates the key assumptions used in the option valuation calculations for options granted in the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Risk-free interest rate	3.85%	5.14%	4.72%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	33%	30%	30%
Expected term in years	6.25	6.25	6.25

For option grants in 2008 and 2007, the expected volatility is based on historical volatility of small capitalization companies in the same industry sector as the Company. The expected term of options represents the period of time that options granted are expected to be outstanding using the simplified method described in the guidance provided by SFAS 123R. The risk-free rate is based on the U.S. Treasury yield curve at the time of grant having a term equal to the expected term of the option.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(14)	Stockholders’ Equity – (Concluded)

Presented below is a summary of stock option activity for the Option Plan for the years ended December 31, 2008, 2007 and 2006.

	Outstanding		Exercisable
	Stock Options Outstanding	Weighted Average Exercise Price	Stock Options Outstanding	Weighted Average Exercise Price
December 31, 2005	15,370,000	$0.48	3,672,500	$0.47
Exercised	(562,580)	0.47	(562,580)	0.47
Cancelled	(4,842,420)	0.47	(758,670)	0.47
Vested	—	—	875,000	0.47
Granted (1) (2)	3,900,000	0.49	—	—

December 31, 2006 (3)	13,865,000	0.48	3,226,250	0.47
Exercised	(67,500)	0.47	(67,500)	0.47
Cancelled	(737,500)	0.62	(12,500)	0.47
Vested	—	—	—	—
Granted (1) (2)	630,000	0.89	—	—

December 31, 2007 (3)	13,690,000	0.50	3,146,250	0.47
Exercised	(75,000)	0.47	(75,000)	0.47
Cancelled	(217,500)	0.47	—	—
Vested	—	—	—	—
Granted (1) (2)	950,000	1.05	—	—

December 31, 2008 (3)	14,347,500	$0.53	3,071,250	$0.47

(1)	The weighted average grant-date fair value of options issued during the years ended December 31, 2008, 2007 and 2006 was $0.28, $0.26 and $0.34, respectively.
(2)	950,000 options were issued on December 3, 2008 with an exercise price of $1.05 per share. 250,000 options were issued on April 17, 2007 with an exercise price of $0.95 per share. 380,000 options were issued on June 1, 2007 with an exercise price of $0.85 per share. 3,500,000 options were issued on January 10, 2006 with an exercise price of $0.67 per share. On March 31, 2006, the exercise price was reduced to $0.47 per share, which represented the estimated fair value on the date of grant. An additional 400,000 options were issued on October 2, 2006 with an exercise price of $0.64 per share.
(3)	The weighted average remaining life of options outstanding as of December 31, 2008, 2007 and 2006 was 6.25 years, 7.28 years and 8.20 years, respectively.

As of December 31, 2008, there was $188 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the 2004 Equity Incentive Plan that is expected to be recorded over the next 3 years on a weighted-average basis. The total stock-based employee compensation expense for the year ended December 31, 2008 for the stock options awarded through December 31, 2008 was $102. The total intrinsic value of options exercised during the year ended December 31, 2008 was $41.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(15)	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income at December 31, 2008 and 2007 were as follows:

	December 31,
	2008	2007
Foreign currency translation adjustment	$1,060	$2,624
Additional pension and other post employment benefits liability, net of tax $8,699	(13,662)	(380)
Reduced pension liability from adoption of SFAS 158, net of taxes of $1,014	—	1,705
Reduced other post employment benefits liability from adoption of SFAS 158, net of taxes of $1,373	—	2,045

Total	$(12,602)	$5,994

(16)	Related Party Transactions

During each of the years ended December 31, 2008, 2007 and 2006, the Company incurred management fees of $750 payable to Kohlberg & Company L.L.C. for management services provided. These charges are included in selling, general and administrative expenses.

(17)	Significant Customers

Sales to customers and their affiliates which represented approximately 10% or more of consolidated total net sales were as follows:

	Year Ended December 31, 2008%		Year Ended December 31, 2007%		Year Ended December 31, 2006%
Customer A – Sales	$90,033	32.4	$116,833	39.9	$120,854	39.7

Accounts receivable balances with this customer and its affiliates were $6,454, $7,038 and $11,810 at December 31, 2008, 2007 and 2006, respectively.

(18)	Commitments and Contingencies

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(18)	Commitments and Contingencies – (Concluded)

The effect of this indemnification is to limit environmental exposure of known sites. However, there are limitations to this indemnification. Estimates of future costs of environmental matters are inevitably imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the development and application of new technologies, the identification of new sites for which the Company may have remediation responsibility and the apportionment and collectability of remediation costs among responsible parties. The Company establishes reserves for these environmental matters when a loss is probable and reasonably estimable and has accrued its best estimate, $880 and $932, with respect to these matters at December 31, 2008 and 2007, respectively. It is reasonably possible that the final resolution of some of these matters may require the Company to make expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. However, management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company provides a limited warranty for specific products and recognizes the projected cost for this warranty in the period the products are sold. The Company’s warranty accrual is included as a component of accrued liabilities in the consolidated balance sheets. Changes in the Company’s warranty accrual are presented below:

	2008	2007
Warranty liability, beginning of year	$2,536	$5,667
Warranty expense based on products sold	1,296	909
Warranty claims paid	(2,747)	(4,040)

Warranty liability, end of year	$1,085	$2,536

(19)	Segments

The Company had two reportable segments, Precision Products and Precision Engine, until the sale of PEPC on July 31, 2006 to Defiance, Inc. Subsequent to the sale, the Company had one reportable segment based on the aggregation of operating segments. The majority of the Precision Engine segment is included in discontinued operations for all periods presented.

(20)	Foreign and Geographic Information

The Company has manufacturing operations in the United States, Italy, India and China. The following is a summary of significant financial information by geographic area:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Net sales:
Domestic – United States	$130,776	$131,138	$132,990

Foreign net sales:
Mexico	35,882	41,147	60,348
France	21,454	39,707	41,881
All other	89,410	80,554	69,399

Total foreign sales	146,746	161,408	171,628

Net sales	$277,522	$292,546	$304,618

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(20)	Foreign and Geographic Information – (Concluded)

	Holdings (1)		Stanadyne (2)
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Long-lived and other long-term assets:
United States	$280,011	$294,464	$278,590	$292,811
Italy	21,129	25,216	21,129	25,216
India	1,798	2,394	1,798	2,394
China	5,112	3,844	5,112	3,844

Long-lived and other long-term assets	$308,050	$325,918	$306,629	$324,265

Net deferred income tax (liabilities) assets:
United States	$(11,700)	$(25,426)	$(20,964)	$(32,435)
Italy	654	495	654	495
China	335	—	335	—

Net deferred income tax liabilities	$(10,711)	$(24,931)	$(19,975)	$(31,940)

(1)	Long-lived and other long-term assets include goodwill and intangible and other assets totaling $227,117 and $232,881 as of December 31, 2008 and 2007, respectively.
(2)	Long-lived and other long-term assets include goodwill and intangible and other assets totaling $225,696 and $231,228 as of December 31, 2008 and 2007, respectively.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(21)	Valuation and Qualifying Accounts

The components of significant valuation and qualifying accounts were as follows:

	Allowance for Uncollectible Accounts Receivable	Inventory Reserves	Holdings	Stanadyne
			Income Tax Valuation Allowance	Income Tax Valuation Allowance
Balance December 31, 2006	$288	$2,493	$820	$—
Charged to costs and expenses	(97)	1,033	739	329
Write-offs	—	(1,983)	—	—
Effect of exchange rate changes	9	21	(1)	—

Balance December 31, 2007	200	1,564	1,558	329
Charged to costs and expenses	19	1,054	409
Write-offs	—	(835)	(286)	(286)
Effect of exchange rate changes	(10)	(23)	(43)	(43)

Balance December 31, 2008	$209	$1,760	$1,638	$0

(22)	Discontinued Operations

On June 30, 2006, Stanadyne entered into a definitive agreement (the “Purchase Agreement”) with Defiance, Inc. for the sale of PEPC to GT Technologies, a part of Gen Tek, Inc. The sale included the U.S.-based assets of PEPC, certain liabilities as defined in the Purchase Agreement, and all of the stock in PEPC’s wholly-owned subsidiary in Brazil, Precision Engine Products, Ltda.

On July 31, 2006, Stanadyne concluded the sale of PEPC to Defiance, Inc., according to the terms of the Purchase Agreement. Gross proceeds from the sale totaled $25.3 million in cash, including $0.4 million due to a working capital adjustment based on the July 31, 2006 account balances. Gross proceeds were reduced by transaction costs of $0.8 million for net proceeds of $24.5 million of which $23.5 million was applied to a repayment of the Term Loans.

For the year ended December 31, 2006, loss from discontinued operations in the accompanying consolidated statements of operations of $7.7 million represented the loss from the discontinued operations of the PEPC segment of $3.3 million and the loss on disposal related to the sale of discontinued operations of $8.7 million and was net of a related income tax benefit of $4.3 million. The loss did not include any allocation of corporate costs that were previously allocated to the discontinued operations, and accordingly, are included in continuing operations. For the year ended December 31, 2006, net sales from discontinued operations were $34.7 million.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(23)	Reorganization

During 2007, Stanadyne executed reorganization plans targeted to improve efficiencies in several of its locations. The U.S. salaried workforce was reorganized resulting in the elimination of 31 salaried positions. In connection with the reorganization, the Company recorded a charge to selling, general and administrative expenses of $0.7 million related to termination benefits. As of December 31, 2007, $0.4 million was paid with the remainder paid in 2008. The workforce in Italy was also reorganized in 2007 resulting in the elimination of 41 positions and a charge of $1.2 million to selling, general and administrative expenses for termination benefits. As of the end of 2007, $0.6 million was paid with the remainder paid in 2008. Finally, the Company consolidated its European sales and marketing activity in the Brescia, Italy location, allowing the closure of the Trappes, France office. A total of 9 positions were eliminated as a result of this reorganization, while three others were transferred to other Stanadyne locations. In connection with this action, the Company recorded a charge of $0.9 million to selling, general and administrative expenses related to termination benefits. As of December 31, 2007, $0.3 million was paid; the remainder was paid in 2008.

As part of the 2007 reorganization activities, the Company also recognized $0.9 million of additional depreciation expense related to a change in the estimated useful lives of machinery and equipment in its U.S. and Italy-based operations. This amount was included as a component of cost of sales.

During 2006, the Company also reorganized the U.S. salaried workforce to improve efficiencies resulting in the elimination of 61 salaried positions. In connection with the reorganization, the Company recorded a charge of $1.4 million related to the termination benefits which was reflected as a component of selling, general and administrative expenses for the year ended December 31, 2006. Also during 2006, the Company extended the reorganization to its foreign operations resulting in the termination of two management employees in its Italian subsidiary, Stanadyne, SpA. The termination costs related to that activity were approximately $1.2 million and were also reflected as a component of selling, general and administrative expenses for the year ended December 31, 2006. As of December 31, 2006, $2.0 million of the $2.6 million of termination benefits was paid, and the balance was paid in 2007.

(24)	Subsequent Events

Declining customer demand in the final weeks of 2008, as well as weaker than expected customer orders in the first weeks of 2009, necessitated work force reductions in the U. S. and international operations. The reductions in hourly and salaried employees in the U.S. operations equaled approximately 28% of the workforce. Many of these terminated employees had vested benefits under the Company’s defined benefit Pension Plan and, consequently we evaluated the possibility that a curtailment of the pension liability occurred as a result of the workforce reduction. Although the number of terminated employees with pension benefits was significant, the Company determined that the resulting decrease in pension liability was de minimis. Severance benefits related to the terminated employees totaled approximately $0.7 million and were recorded in January, 2009.

(25)	Supplemental Condensed Consolidating Financial Statements

The Notes issued August 6, 2004 by Stanadyne are guaranteed jointly, fully, severally and unconditionally by Precision Engine Products Corp. (the “Subsidiary Guarantor”) on a subordinated basis and are not guaranteed by SpA, SAPL, SCC and PEPL (the “Non-Guarantors”).

Supplemental condensed consolidating balance sheets as of December 31, 2008 and 2007 and the supplemental condensed consolidating statements of operations and cash flows for the years ended December 31, 2008, 2007 and 2006 for the Parent (Stanadyne), Subsidiary Guarantor and Non-Guarantor Subsidiaries are presented below. Separate complete financial statements of the Subsidiary Guarantor are not presented because they are not required.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(25)	Supplemental Condensed Consolidating Financial Statements – (Continued)

	Year Ended December 31, 2008
	Stanadyne Corporation Parent	Subsidiary Guarantor		Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
ASSETS
Cash and cash equivalents	$47,067	$—		$793	$984		$48,844
Accounts receivable, net	25,054	—		7,116	—		32,170
Inventories, net	23,416	—		5,403	100	(a)	28,919
Other current assets	2,502	—		761	—		3,263

Total current assets	98,039	—		14,073	1,084		113,196
Property, plant and equipment, net	58,497	—		22,436	—		80,933
Intangible and other assets, net	220,093	—		6,268	(665)		225,696
Intercompany accounts	25,531	—		—	(25,531	)(b)	—

Total assets	$402,160	$—		$42,777	$(25,112)		$419,825

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued liabilities	$41,430	$—	(c)	$7,854	$(264)		$49,020
Current maturities of long-term debt and capital lease obligations	10,000	—		4,187	—		14,187

Total current liabilities	51,430	—		12,041	(264)		63,207
Long-term debt and capital lease obligations	165,000	—		479	—		165,479
Other non-current liabilities	66,451	—	(c)	6,045	(665)		71,831
Intercompany accounts	1,302	—		4,006	(4,006)		1,302
Minority interest	—	—		—	29		29
Stockholder’s equity	117,977	—		20,206	(20,206	)(b)	117,977

Total liabilities and stockholder’s equity	$402,160	$—		$42,777	$(25,112)		$419,825

(a)	Amount represents the elimination of inventory for out of period transfers with subsidiaries.
(b)	Elimination of investment in subsidiaries of the Parent.
(c)	Certain liabilities retained by the Subsidiary Guarantor following the sale of that business are included within the accounts shown for the Parent.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(25)	Supplemental Condensed Consolidating Financial Statements – (Continued)

	Year Ended December 31, 2007
	Stanadyne Corporation Parent	Subsidiary Guarantor		Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
ASSETS
Cash and cash equivalents	$34,900	$—		$1,915	$896		$37,711
Accounts receivable, net	32,798	—		6,015	—		38,813
Inventories, net	23,335	—		6,226	(333	)(a)	29,228
Other current assets	3,558	—		1,032	—		4,590

Total current assets	94,591	—		15,188	563		110,342
Property, plant and equipment, net	67,428	—		25,609	—		93,037
Intangible and other assets, net	225,382	—		5,909	(63)		231,228
Investment in subsidiaries	18,588	—		—	(18,588	)(b)	—

Total assets	$405,989	$—		$46,706	$(18,088)		$434,607

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued liabilities	$49,174	$—	(c)	$10,423	$139		$59,736
Current maturities of long-term debt and capital lease obligations	—	—		4,545	—		4,545

Total current liabilities	49,174	—		14,968	139		64,281
Long-term debt and capital lease obligations	181,200	—		392	—		181,592
Other non-current liabilities	54,313	—	(c)	6,819	(63)		61,069
Intercompany accounts	(2,112)	—		2,474	889		1,251
Minority interest	—	—		—	76		76
Stockholder’s equity	123,414	—		22,053	(19,129	)(b)	126,338

Total liabilities and stockholder’s equity	$405,989	$—		$46,706	$(18,088)		$434,607

(a)	Amount represents the elimination of inventory for out of period transfers with subsidiaries.
(b)	Elimination of investment in subsidiaries of the Parent.
(c)	Certain liabilities retained by the Subsidiary Guarantor following the sale of that business are included within the accounts shown for the Parent.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(25)	Supplemental Condensed Consolidating Financial Statements – (Continued)

	Year Ended December 31, 2008
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$251,341	$—	$33,601	$(7,420	)(a)	$277,522
Cost of goods sold	174,115	—	33,820	(7,566	)(a)	200,369

Gross profit (loss)	77,226	—	(219)	146		77,153
Selling, general, administrative and other operating expenses	39,113	—	3,504	—		42,617

Operating income (loss)	38,113	—	(3,723)	146		34,536
Other expense:
Interest, net	18,265	—	499	—		18,764

Income (loss) from continuing operations before income taxes and minority interest	19,848	—	(4,222)	146		15,772
Income taxes (benefit)	6,132	—	(548)	—		5,584
Minority interest in income of consolidated subsidiary	—	—	—	47		47

Net income (loss)	$13,716	$—	$(3,674)	$193		$10,235

(a)	Elimination of intercompany sales and cost of goods sold.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(25)	Supplemental Condensed Consolidating Financial Statements – (Continued)

	Year Ended December 31, 2007
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$273,170	$—	$29,073	$(9,697	)(a)	$292,546
Cost of goods sold	197,786	—	32,925	(9,998	)(a)	220,713

Gross profit	75,384	—	(3,852)	301		71,833
Selling, general, administrative and other operating expenses	28,768	—	3,990	—		32,758

Operating income (loss)	46,616	—	(7,842)	301		39,075
Other expense:
Interest, net	(18,822)	—	(368)	—		(19,190)

Income (loss) from continuing operations before income taxes and minority interest	27,794	—	(8,210)	301		19,885
Income taxes (benefit)	10,507	—	(1,776)	—		8,731
Minority interest in income of consolidated subsidiary	—	—	—	(76)		(76)

Net income (loss)	$17,287	$—	$(6,434)	$225		$11,078

(a)	Elimination of intercompany sales and cost of goods sold.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(25)	Supplemental Condensed Consolidating Financial Statements – (Continued)

	Year Ended December 31, 2006
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$286,971	$—	$27,418	$(9,771	)(a)	$304,618
Cost of goods sold	215,625	—	29,617	(9,744	)(a)	235,498

Gross profit	71,346	—	(2,199)	(27)		69,120
Selling, general, administrative and other operating expenses	39,804	—	3,132	—		42,936

Operating income (loss)	31,542	—	(5,331)	(27)		26,184
Other expense:
Interest, net	(20,105)	—	(242)	—		(20,347)

Income (loss) from continuing operations before income taxes and minority interest	11,437	—	(5,573)	(27)		5,837
Income taxes (benefit)	2,255	—	(1,364)	—		891
Minority interest in income of consolidated subsidiary	—	—	—	(72)		(72)

Income (loss) from continuing operations	9,182	—	(4,209)	45		5,018
Discontinued operations, net	—	(8,365)	632	(2)		(7,735)

Net income (loss)	$9,182	$(8,365)	$(3,577)	$43		$(2,717)

(a)	Elimination of intercompany sales and cost of goods sold.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(25)	Supplemental Condensed Consolidating Financial Statements – (Continued)

	Year Ended December 31, 2008
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations	Stanadyne Corporation & Subsidiaries
Cash flows from operating activities:
Net income (loss)	$13,715	$—	$(3,674)	$194	$10,235
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,466	—	4,069	—	21,535
Amortization of debt issuance	2,024	—	—	—	2,024
Loss on disposal of property, plant and equipment	119	—	31	—	150
Stock-based compensation expense	102	—	—	—	102
Deferred income taxes	(626)	—	(701)	—	(1,327)
Loss applicable to minority interest	—	—	—	(47)	(47)
Changes in operating assets and liabilities	(4,836)	—	(2,553)	(335)	(7,724)

Net cash provided by (used in) operating activities	27,964	—	(2,828)	(188)	24,948

Cash flows from investing activities:
Capital expenditures	(6,123)	—	(2,572)	—	(8,695)
Proceeds from disposal of property, plant and equipment	25	—	—	—	25
(Investment in) distribution from subsidiary	(3,435)	—	2,610	825	—

Net cash (used in) provided by investing activities	(9,533)	—	38	825	(8,670)

Cash flows from financing activities:
Net change in debt	(6,200)	—	892	—	(5,308)
Net change in equity	39	—	786	(825)	—

Net cash used in financing activities	(6,161)	—	1,678	(825)	(5,308)

Net increase in cash and cash equivalents	12,270	—	(1,112)	(188)	10,970
Effect of exchange rate changes on cash	(104)	—	(10)	277	163
Cash and cash equivalents at beginning of period	34,900	—	1,915	896	37,711

Cash and cash equivalents at end of period	$47,066	$—	$793	$985	$48,844

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(25)	Supplemental Condensed Consolidating Financial Statements – (Continued)

	Year Ended December 31, 2007
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations	Stanadyne Corporation & Subsidiaries
Cash flows from operating activities:
Net income (loss)	$17,287	$—	$(6,434)	$225	$11,078
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,916	—	3,527	—	21,443
Amortization of debt issuance	2,026	—	—	—	2,026
Loss on disposal of property, plant and equipment	894	—	248	—	1,142
Stock-based compensation expense	393	—	—	—	393
Pension plan curtailment gain	(10,015)	—	—	—	(10,015)
Deferred income taxes	3,918	—	(2,021)	—	1,897
Loss applicable to minority interest	—	—	—	76	76
Changes in operating assets and liabilities	(7,812)	—	4,053	249	(3,510)

Net cash provided by (used in) operating activities	24,607	—	(627)	550	24,530

Cash flows from investing activities:
Capital expenditures	(4,944)	—	(4,544)	(23)	(9,511)
Proceeds from disposal of property, plant and equipment	22	—	27	—	49
Proceeds from sale of net assets	104	—	—	—	104
Change in restricted cash	975	—	—	—	975
(Investment in) distribution from subsidiary	(10,444)	—	10,478	(34)	—

Net cash (used in) provided by investing activities	(14,287)	—	5,961	(57)	(8,383)

Cash flows from financing activities:
Net change in debt	—	—	(3,587)	—	(3,587)

Net cash used in financing activities	—	—	(3,587)	—	(3,587)

Net increase in cash and cash equivalents	10,320	—	1,747	493	12,560
Effect of exchange rate changes on cash	109	—	61	(137)	33
Cash and cash equivalents at beginning of period	24,469	—	107	542	25,118

Cash and cash equivalents at end of period	$34,898	$—	$1,915	$898	$37,711

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(25)	Supplemental Condensed Consolidating Financial Statements – (Concluded)

	Year Ended December 31, 2006
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations	Stanadyne Corporation & Subsidiaries
Cash flows from operating activities:
Net income (loss)	$9,743	$(8,926)	$(3,577)	$43	$(2,717)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	18,639	1,249	3,483	—	23,371
Amortization of debt issuance	2,026	—	—	—	2,026
Impairment of discontinued operations	—	9,422	—	—	9,422
Stock-based compensation expense	801	48	—	—	849
Other adjustments	(5,137)	(4,343)	(1,866)	(9)	(11,355)
Gain applicable to minority interest	—	—	—	(72)	(72)
Changes in operating assets and liabilities	28,901	(19,259)	119	289	10,050

Net cash provided by (used in) operating activities	54,973	(21,809)	(1,841)	251	31,574

Cash flows from investing activities:
Capital expenditures	(8,904)	(2,214)	(1,989)	198	(12,909)
Proceeds from disposal of property, plant and equipment	12	451	—	(174)	289
Proceeds from sale of net assets	—	24,541	—	—	24,541
Increase in restricted cash		(975)			(975)
Investment in subsidiary	(1,022)	—	—	1,022	—

Net cash (used in) provided by investing activities	(9,914)	21,803	(1,989)	1,046	10,946

Cash flows from financing activities:
Net change in debt	(42,988)	—	2,468	—	(40,520)
Net change in equity	—	—	1,022	(1,022)	—

Net cash (used in) provided by financing activities	(42,988)	—	3,490	(1,022)	(40,520)

Net increase (decrease) in cash and cash equivalents	2,071	(6)	(340)	275	2,000
Effect of exchange rate changes on cash	14	—	(13)	36	37
Cash and cash equivalents at beginning of period	22,376	14	460	231	23,081

Cash and cash equivalents at end of period	$24,461	$8	$107	$542	$25,118

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(26)	Supplemental Financial Statements

Supplemental condensed balance sheets as of December 31, 2008 and 2007 and supplemental condensed statements of operations and cash flows for 2008, 2007 and 2006 are presented below for Stanadyne Holdings, Inc. on a stand alone basis.

STANADYNE HOLDINGS, INC.

SUPPLEMENTAL CONDENSED BALANCE SHEET

December 31, 2008
ASSETS
Cash and cash equivalents	$166
Other current assets	—

Total current assets	166
Intangible and other assets, net	10,686
Investment in subsidiaries	117,977
Due from Stanadyne Corporation	1,302

Total assets	$130,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$13

Total current liabilities	13
Long-term debt	93,034
Stockholders’ equity	37,084

Total liabilities and stockholders’ equity	$130,131

December 31, 2007
ASSETS
Cash and cash equivalents	$239
Other current assets	—

Total current assets	239
Intangible and other assets, net	8,663
Investment in subsidiaries	119,718
Due from Stanadyne Corporation	1,251

Total assets	$129,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$9

Total current liabilities	9
Long-term debt	82,800
Stockholders’ equity	47,062

Total liabilities and stockholders’ equity	$129,871

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(26)	Supplemental Financial Statements – (Continued)

STANADYNE HOLDINGS, INC.

SUPPLEMENTAL CONDENSED STATEMENTS OF OPERATIONS

Year Ended December 31, 2008
SG&A	$62

Operating loss	(62)

Interest expense, net	10,461
Income tax benefit	(2,255)

Loss before subsidiary earnings	(8,268)
Subsidiary earnings	10,235

Net income	$1,967

Year Ended December 31, 2007
SG&A	$45

Operating loss	(45)

Interest expense, net	9,326
Income tax benefit	(2,231)

Net loss	$(7,140)

Year Ended December 31, 2006
SG&A	$103

Operating loss	(103)

Interest expense, net	8,325
Income tax benefit	(1,966)

Net loss	$(6,462)

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(26)	Supplemental Financial Statements – (Concluded)

STANADYNE HOLDINGS, INC.

SUPPLEMENTAL CONDENSED STATEMENTS OF CASH FLOWS

Year Ended December 31, 2008
Net Income	$1,967
Amortization of debt discount & deferred financing fees	10,466
Deferred income tax benefit	(2,666)
Subsidiary earnings	(10,235)
Change in operating assets and liabilities	465

Net cash used in operating activities	(3)

Proceeds from exercise of stock options	35
Purchase of treasury stock	(106)

Net cash used in financing activities	(71)

Net decrease in cash and cash equivalents	(74)
Cash at cash equivalents at beginning of period	240

Cash at cash equivalents at end of period	$166

Year Ended December 31, 2007
Net loss	$(7,140)
Amortization of debt discount & deferred financing fees	9,326
Deferred income tax benefit	(2,638)
Change in operating assets and liabilities	466

Net cash provided by operating activities	14

Proceeds from exercise of stock options	32
Purchase of treasury stock	(82)
Net cash used in financing activities	(50)

Net decrease in cash and cash equivalents	(36)
Cash at cash equivalents at beginning of period	275

Cash at cash equivalents at end of period	$239

Year Ended December 31, 2006
Net loss	$(6,463)
Amortization of debt discount & deferred financing fees	8,338
Deferred income tax benefit	(2,325)
Change in operating assets and liabilities	203

Net cash used in operating activities	(247)

Proceeds from exercise of stock options	265
Purchase of treasury stock	(119)
Proceeds from the sale of common stock	376

Net cash provided by financing activities	521

Net increase in cash and cash equivalents	274
Cash at cash equivalents at beginning of period	1

Cash at cash equivalents at end of period	$276

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of Holdings’ disclosure controls and procedures was conducted under the supervision and with the participation of the President and Chief Financial Officer of Holdings. Based on this evaluation, the President and Chief Financial Officer of Holdings have concluded that Holdings’ disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by Holdings in this report is recorded, processed, summarized and reported in a timely manner, including that such information is accumulated and communicated to management, including the President and Chief Financial Officer of Holdings, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of Stanadyne’s disclosure controls and procedures was conducted under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Stanadyne. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of Stanadyne have concluded that Stanadyne’s disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by Stanadyne in this report is recorded, processed, summarized and reported in a timely manner, including that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Stanadyne, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s report on internal control over financial reporting

Holdings’ management is responsible for establishing and maintaining effective internal control over financial reporting in order to provide reasonable assurance of the reliability of Holdings’ financial reporting and preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting involves policies and procedures that (i) require maintenance of records that in reasonable detail accurately reflect the Holdings’ financial transactions and disposition of assets; (ii) provide reasonable assurance that these transactions are recorded as required to support preparation of financial statements in accordance with generally accepted accounting principles; and (iii) provide reasonable assurance for the prevention or timely detection of unauthorized use of the Holdings’ assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Holdings’ management assessed the effectiveness of its internal control over financial reporting as of December 31, 2008. Management based this assessment on criteria established in Internal Control – Integrated Framework set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, Holdings’ management concluded that internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of Holdings’ registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by

Holdings’ registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits Holdings to provide only management’s report in this annual report.

Stanadyne’s management is responsible for establishing and maintaining effective internal control over financial reporting in order to provide reasonable assurance of the reliability of Stanadyne’s financial reporting and preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting involves policies and procedures that (i) require maintenance of records that in reasonable detail accurately reflect Stanadyne’s financial transactions and disposition of assets; (ii) provide reasonable assurance that these transactions are recorded as required to support preparation of financial statements in accordance with generally accepted accounting principles; and (iii) provide reasonable assurance for the prevention or timely detection of unauthorized use of Stanadyne’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Stanadyne’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2008. Management based this assessment on criteria established in Internal Control – Integrated Framework set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, Stanadyne’s management concluded that internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of Stanadyne’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Stanadyne’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits Stanadyne to provide only management’s report in this annual report.

(c) Changes in internal control over financial reporting

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

The following table sets forth the name and age as of December 31, 2008 and position as of March 6, 2009 of each person who is a member of the Board of Directors or an executive officer of each of Holdings and Stanadyne. In connection with the Transactions, Holdings, Kohlberg and other stockholders of Holdings entered into the KSTA Holdings Stockholders Agreement, dated August 6, 2004 (the "Stockholders Agreement") pursuant to which such persons were granted certain registration rights and participation rights. Pursuant to the Stockholders Agreement, Kohlberg has the right to elect the directors of Holdings. Consequently, Holdings does not have a nominating committee. All directors serve for the term for which they are elected or until their successors are duly elected and qualified or until death, retirement, resignation or removal. All directors of Holdings also serve as directors of Stanadyne.

Directors do not receive compensation for their services as directors, with the exception of Mr. Wiggins and Mr. Wier. Mr. Wiggins, as Chairman of the Board of Stanadyne, received an annual stipend of $250,000 in 2008, 2007 and 2006, in addition to earning bonus amounts of $218,750, $231,250 and $218,500 in 2008, 2007 and 2006, respectively. Mr. Wier received an annual stipend of $25,000 in 2008, 2007 and 2006. During the fourth quarter of 2004, Mr. Wier received a grant for 25,000 options subject to terms of the Option Plan. Directors are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board of Directors or committees thereof. There are no family relationships between any director or executive officer.

STANADYNE HOLDINGS, INC.

Name	Age	Position
M. David Jones	61	President and Director (1)
Stephen S. Langin	50	Chief Financial Officer and Secretary
Samuel P. Frieder	44	Director (1), (2)
Seth H. Hollander	32	Director
Christopher Lacovara	44	Director
James A. Wier	65	Director (3)
James D. Wiggins	61	Director (1)
Gordon H. Woodward	40	Director (1), (2), (3)

(1)	Member of Executive Committee
(2)	Member of Compensation Committee
(3)	Member of Audit Committee

STANADYNE CORPORATION

Name	Age	Position
M. David Jones	61	President, Chief Executive Officer and Director (1)
Stephen S. Langin	50	Vice President, Chief Financial Officer and Secretary
Paul W. Hegwood	51	Vice President, Operations
William W. Kelly	57	Senior Vice President and Chief Technical Officer
Jean S. McCarthy	61	Vice President, Human Resources
Waqas Sherwani	39	Vice President, Global Sourcing
Shawn F. Sullivan	51	Vice President, Fluid Management Technologies
Joseph M. Vorih	41	Vice President, Global Sales and Marketing
Samuel P. Frieder	44	Director (1), (2)
Seth H. Hollander	32	Director
Christopher Lacovara	44	Director
James A. Wier	65	Director (3)
James D. Wiggins	61	Director and Chairman of the Board (1)
Gordon H. Woodward	40	Director (1), (2), (3)

(1)	Member of Executive Committee
(2)	Member of Compensation Committee
(3)	Member of Audit Committee

M. David Jones, President, Chief Executive Officer and Director of Stanadyne and President and Director of Holdings. Mr. Jones joined the Company on January 11, 2006 as President and Chief Executive Officer of Stanadyne and President of Holdings. He became director of each of Holdings and Stanadyne on February 24, 2006. Mr. Jones has served on the Executive Committees for both Holdings and Stanadyne since March 6, 2006. Prior to joining Stanadyne, he served as the Chairman and Chief Executive Officer of Wallace Computer Services, Inc. from 2000 to 2003. From 1970 to 2000, Mr. Jones was employed by Cummins Engine Company, Inc. where he held positions of increasing responsibility, culminating in a tenure as Vice President of the Filtration Group and President of Fleetguard/Nelson Inc. Mr. Jones holds a bachelor's degree from Tennessee Technological University and an M.B.A. degree from Harvard Business School.

Stephen S. Langin, Vice President, Chief Financial Officer and Corporate Secretary of Stanadyne and Chief Financial Officer and Corporate Secretary of Holdings. Mr. Langin joined Stanadyne in 1981 and held progressively more responsible positions in accounting until being named Corporate Controller in 1989. In 2001, Mr. Langin was promoted to his current positions with Stanadyne. Mr. Langin became the Chief Financial Officer and Secretary of Holdings on June 1, 2005. Mr. Langin is a Director of Stanadyne Amalgamations Private, Ltd., the Company’s majority owned joint venture in India. Mr. Langin holds a B.S. in business administration and an M.B.A. degree from the University of Connecticut.

Paul W. Hegwood, Jr., Vice President, Operations. Vice President, Operations. Mr. Hegwood joined the Company on July 16, 2008. Prior to joining Stanadyne, Mr. Hegwood was the Manufacturing Director for Delphi Corporations, Automotive Holdings Division with responsibilities for eight Chassis Plants in the US, Canada, Mexico and India. He was Plant manager of the Delphi Kettering, Ohio Plant from 1998-2006. Mr. Hegwood holds an undergraduate degree in Mechanical Engineering from Kettering University, the former General Motors Institute, with a concentration in Electrical Engineering and an M.B.A. from the University of Michigan. In addition, Mr. Hegwood has a Greenbelt in Six Sigma and is a Shainan Certified Top 5 Manager in Problem Solving.

William W. Kelly, Senior Vice President and Chief Technology Officer. Mr. Kelly joined Stanadyne in May 1982 as Assistant Chief Engineer for Advanced Engineering and was promoted to Director of Product Engineering in October 1987. Effective with the formation of Stanadyne Automotive Corp. in 1988, Mr. Kelly was appointed to Vice President of Engineering and Marketing for the Diesel Systems Division. In January 1998, Mr. Kelly was appointed Vice President and General Manager, Fuel Pumps, Precision Products. In 2003, he was appointed Senior Vice President and General Manager, and in 2006, he was appointed to his current position. Mr. Kelly retired on March 15, 2009. Prior to joining the Company, he worked for Eaton Corporation for one year in the new product development, preceded by eight years with DaimlerChrysler Corporation in various roles involving vehicle and engine systems engineering. Mr. Kelly holds an M.S.M.E. degree from the University of Michigan concurrent with his graduation from the Chrysler Institute of Engineering, an M.B.A. from Wayne State University, and a B.S. Engineering degree from Oakland University.

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

Waqas Sherwani, Vice President, Global Sourcing. Mr. Sherwani joined the Company on February 5, 2007 as Vice President, Global Sourcing. Prior to joining Stanadyne, he was employed with General Motors from 1997 to September 2006, in various positions culminating as Global Director of Purchasing, Chassis. Mr. Sherwani received an undergraduate degree in mechanical engineering from the University of Engineering and Technology in Lahore, Pakistan, an M.S. degree from Wayne State University and an M.B.A. from the University of Michigan.

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

Joseph M. Vorih, Vice President, Global Sales and Marketing. Mr. Vorih joined Stanadyne on May 15, 2006 as Vice President, International. In October 2008, he was appointed to his current position. Prior to joining Stanadyne, Mr. Vorih worked with Danaher Corporation for sixteen years, most recently as general manager of Danaher’s high-precision automation systems. During his sixteen-year tenure with Danaher Corporation, Mr. Vorih held positions within Danaher’s Ball Screws, Veeder-Root and Jacobs Vehicle divisions. Mr. Vorih holds a B.S. and an M.S. degree in mechanical engineering from Massachusetts Institute of Technology. He also holds an M.B.A from Rensselaer Polytechnic Institute.

Seth H. Hollander, Director. Mr. Hollander has served as director of Holdings and Stanadyne since January 22, 2007. Mr. Hollander is a Partner of Kohlberg & Company, L.L.C., which he joined in 2001. He is a member of the board of directors of AGY Holdings Corporation, Centerplate, Inc., Central Parking Corporation, Concrete Technologies Worldwide, Inc., The Hoffmaster Group, Inc., Nielsen & Bainbridge, Inc. and Packaging Dynamics Corporation. Mr. Hollander received a B.B.A. from University of Michigan, Ann Arbor.

Samuel P. Frieder, Director. Mr. Frieder has served as a director of Holdings and Stanadyne since August 6, 2004. He has served as Chairman of both the Executive and Compensation Committees for Holdings and Stanadyne since January 24, 2005. Mr. Frieder is a Co-Managing Partner of Kohlberg & Company, L.L.C., which he joined in 1989. He is a member of the board of directors of AGY Holdings Corporation, Bauer Hockey, Centerplate, Inc., Central Parking Corporation, Concrete Technologies Worldwide, Inc., Critical Homecare Solutions, Inc., The Hoffmaster Group, Inc., Katy Industries, Inc., Kohlberg Capital Corporation, Niagara Corporation, Nielsen & Bainbridge, Inc., Packaging Dynamics Corporation, Pittsburgh Glassworks LLC, SVP Holdings, Ltd., Trico Products Corporation, and United States Infrastructure Corporation. Mr. Frieder received an A.B. from Harvard College.

Christopher Lacovara, Director. Mr. Lacovara has served as a director of Holdings and Stanadyne since August 6, 2004. Mr. Lacovara is a Co-Managing Partner of Kohlberg & Company, L.L.C., which he joined in 1988. He is a member of the board of directors of AGY Holdings Corporation, Bauer Hockey, Centerplate, Inc., Central Parking Corporation, Concrete Technologies Worldwide, Inc., Critical Homecare Solutions, Inc., The Hoffmaster Group, Inc., Katy Industries, Inc., Niagara Corporation, Nielsen & Bainbridge, Inc., Packaging Dynamics Corporation, Pittsburgh Glassworks LLC, SVP Holdings, Ltd., Trico Products Corporation and United States Infrastructure Corporation. He is also chairman of the board of directors of Kohlberg Capital Corporation. Mr. Lacovara received an A.B. from Harvard College, a B.E.E.S. from Hofstra University and an M.S. from Columbia University.

James A. Wier, Director. Mr. Wier has served as a director of Holdings and Stanadyne since October 29, 2004. Mr. Wier serves on the Audit Committees for both Holdings and Stanadyne as the audit committee financial expert. Mr. Wier was President and Chief Executive Officer of Simplicity Manufacturing, Inc. until July 7, 2005. Prior to joining Simplicity Manufacturing, Inc. in 1999, Mr. Wier held a number of key positions in Briggs & Stratton Corporation including, since 1989, Executive Vice President of Operations. Mr. Wier received a Bachelor’s Degree in Business Administration from the University of Wisconsin, Madison. Mr. Wier has postgraduate work at the University of Northern Illinois and is a CPA. Mr. Wier is also a Director, Chief Executive Officer and Executive Chairman of SVP Holdings, Ltd. On July 15, 2005, Mr. Wier became a principal with Kohlberg & Company.

James D. Wiggins, Director and Chairman of the Board. Mr. Wiggins has served as a director and Chairman of the Board of Holdings and Stanadyne since August 6, 2004. He has served on the Executive Committees for both Holdings and Stanadyne since January 24, 2005. Mr. Wiggins is a Principal of Kohlberg & Company, L.L.C., which he joined in 2002. He also is currently Chairman and Chief Executive Officer of Pittsburgh Glass Works L.L.C., and Executive Chairman and director of Trico Products, Inc., both Kohlberg portfolio companies. Mr. Wiggins was previously Chairman and CEO of Holley Performance Products, Inc. from 2002 to 2007. Prior to joining Kohlberg & Company, Mr. Wiggins was President and Chief Executive Officer of the Gates Group of Companies, a subsidiary of Tomkins PLC, which acquired Schrader-Bridgeport International, Inc. from Kohlberg & Company in 1998. Mr. Wiggins received a B.S.M.E. from Lawrence Technological University and an M.B.A. from Ball State University.

Gordon H. Woodward, Director. Mr. Woodward has served as a director of Holdings and Stanadyne since August 6, 2004. Mr. Woodward is Chairman of the Audit Committees for both Holdings and Stanadyne and has served on both the Executive and Compensation Committees since January 24, 2005. Mr. Woodward is a Partner of Kohlberg & Company, L.L.C., which he joined in 1996. He is a member of the board of directors of Centerplate, Inc., Central Parking Corporation, Critical Homecare Solutions, Inc., The Hoffmaster Group, Inc., Nielsen & Bainbridge, Inc., Packaging Dynamics Corporation and United States Infrastructure Corporation. Mr. Woodward received an A.B. from Harvard College.

AUDIT COMMITTEE FINANCIAL EXPERT

The audit committees for Holdings and Stanadyne consist of the same directors and serve the same function in both companies. The duties and responsibilities of the audit committees include the engagement and termination of the companies’ independent registered public accounting firm, otherwise overseeing the independent auditor relationship, reviewing significant accounting policies and internal controls and reporting its findings to the full board of directors. Mr. Woodward is Chairman of the Audit Committees. The Board of Directors of each of Holdings and Stanadyne has determined that Mr. Wier has the attributes of an “audit committee financial expert” pursuant to the regulations of the SEC. However, Mr. Wier may not be considered “independent” pursuant to the listing standards of the Nasdaq Stock Market, if the Holdings’ or Stanadyne’s securities were so listed (which they are not), as he is an employee of the majority stockholder of Holdings. Security holders should understand that this designation is a disclosure requirement of the SEC relating to Mr. Wier’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. Wier any duties, obligations or liabilities that are greater than are generally imposed on him as a member of the Audit Committees and Boards of Directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committees or Boards of Directors.

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

The overall objectives of Stanadyne’s compensation program are to attract, retain and motivate talented individuals who have strategic vision and are responsible for achieving Stanadyne's short-term and long-term objectives of expanding its markets, increasing sales, containing expenses, generating cash flow and net income, and creating shareholder value.

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

The elements of Stanadyne’s compensation program are as follows:

Base Salary – Base salary is designed to attract and retain employees over the period of their employment and is established commensurate with the responsibilities of the position and the executive’s qualifications, skills and experience. We periodically compare the base salaries of our executive officers to the marketplace to maintain a competitive position. These comparisons most often are determined by our knowledge of the base salary provided to similar positions in the other portfolio companies of our majority stockholder as well as through the use of professional recruiting agencies to assist in the identification and qualification of prospective candidates for employment.

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

The EIP establishes annual goals for operating cash flow, defined as EBITDA, minus fixed capital expenditures, plus or minus changes in balance sheet operating asset and liability accounts. Each executive is assigned a Participation Factor expressed in terms of a percentage of the executive’s base salary. These Participation Factors are recommended annually by our Chief Executive Officer and subject to approval by the Compensation Committee. The performance bonus is determined for each executive by multiplying the annual base salary by the individual Participation Factor, multiplied by a Payout Factor. The Payout Factor is a percentage determined by dividing the actual annual operating cash flow result by the annual operating cash flow goal.

In keeping with our philosophy of rewarding performance, annual operating cash flows that are less than 90% of the annual cash flow goal result in a Payout Factor of zero, and no performance bonus amounts are earned. The Payout Factor is 75% for achieving at least 90% of the annual cash flow goal and increases by 2.5% for each 1% increase in the cash flow percentage of goal, up to 100%. The Payout Factor can increase by an additional 1.0% for each 1% increase in operating cash flow above the annual goal up to a maximum of 125%.

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

As of December 31, 2004, a total of 14,740,000 options to purchase Holdings common stock were granted under the Option Plan to certain members of management and 25,000 options were granted to one Director, Mr. Wier. In 2006, Mr. Jones was awarded 3,500,000 stock options as part of his employment agreement. Also in 2008 and 2006, Mr. Vorih was awarded 150,000 and 250,000 stock options, respectively.

To further encourage pay for performance, vesting of the option awards each year is dependent upon achieving targeted levels of earnings expressed as EBITDA and defined in the Option Plan. Subject to the terms of the Option Plan, 25% of the options granted in 2004 vested upon completion of the audit of the Company’s financial results for the year ended December 31, 2004. Based on the financial results for the years ended December 31, 2008, 2007, 2006 and 2005, no additional options vested.

There were no stock options exercised by the Named Executive Officers during the twelve months ended December 31, 2008.

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

Additional Benefits and Perquisites – Company executives at a level of responsibility of Vice President and higher receive the following additional benefits and perquisites based on approval of our Chief Executive Officer. These additional perquisites provide a level of market competitive benefits and serve to secure and retain employment of the Company’s executive team.

•

Cash Allowance – Executives are provided an annual amount of $6,000 to allow the executive to engage assistance for financial planning, join community-based organizations to foster the Company image, or encourage a health-conscious lifestyle through wellness programs.

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

•

Long Term Care Insurance – The Company pays annual premiums for long-term care insurance policies that provide a maximum monthly benefit of $6,000 for health care if the executive is unable to care for him/herself.

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

•	Personal Umbrella Liability Insurance – The Company will reimburse the executives’ annual premium cost of a $2 million personal umbrella liability insurance policy.

The Stanadyne Compensation Committee is comprised of Samuel S. Frieder and Gordon H. Woodward, both full-time members of the Board of Directors. Mr. Frieder serves as the Chairman of the Compensation Committee. The role and responsibilities of the Compensation Committee include:

•	Evaluating the job performance of the Chief Executive Officer in relationship to mutually established goals and objectives;

•	Reviewing and approving recommendations for periodic salary and benefit changes for Stanadyne’s leadership team, including the Named Executive Officers; and

•	Administering the Company’s Option Plan, including establishing vesting targets and approving option awards as recommended by our Chief Executive Officer.

The Compensation Committee meets as often as is necessary, usually in conjunction with the quarterly Board of Directors meetings.

The Compensation Committee has structured the elements of the executives’ overall compensation to reward performance through a balance of achievement of both the near and longer term objectives of the Company. Base salary and benefits are designed to attract and retain the most experienced and capable executives, the EIP compensation is designed to motivate success over a twelve month period and the Option Plan is designed to ensure the executives’ commitment to enhancing long-term shareholder value.

In 2008, our Chief Executive Officer, Mr. Jones, provided recommendations to the Compensation Committee for base salary increases for each of the Named Executive Officers ranging from 3% to 9% based on his evaluation of the performance of each and their existing base salary relative to the marketplace. Mr. Jones also recommended the promotion of Joseph M. Vorih to Vice President, Global Sales and Marketing. The Compensation Committee evaluated and approved these recommendations. At the same time, the Compensation Committee evaluated Mr. Jones’ base salary and approved an increase of 7.0%, from $500,000 to $535,000 per year.

During 2007, our Chief Executive Officer, Mr. Jones, provided recommendations to the Compensation Committee for base salary increases for each of the Named Executive Officers ranging from 2% to 5% based on his evaluation of the performance of each and their existing base salary relative to the marketplace. The Compensation Committee evaluated and approved these recommendations. At the same time, the Compensation Committee evaluated Mr. Jones’ base salary for the first time since his appointment in January 2006 and approved an increase of 11.1%, from $450,000 to $500,000 per year.

During the first quarter of 2007, Mr. Jones recommended to the Compensation Committee that changes to the Company’s defined benefit and 401(k) plans be made effective March 31 and April 1, 2007, respectively. These changes were recommended to make the Company’s overall retirement benefits more aligned with the marketplace by de-emphasizing the defined benefit plan and increasing the role of the 401(k) plan. As a result, the Compensation Committee recommended and the board of directors approved changes to both plans. The impact of these changes was to freeze benefits earned by all employees under the defined benefit plan effective March 31, 2007 and significantly increase the level of Company contributions under the 401(k) plan effective April 1, 2007. The effect of the pension plan changes on the Named Executive Officers benefits reduced the amount of pension benefit that would have otherwise been received at retirement if the plan had not been frozen. The increase to the 401(k) plan increased the maximum amount of Company benefit available to the Named Executive Officers from $300 per year to 3.5% of each executive’s annual base plus EIP compensation, up to the maximum allowable IRS limitation.

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

COMPENSATION COMMITTEE REPORT

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Boards of Directors of Holdings and Stanadyne that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2008.

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

Compensation Committee Interlocks and Insider Participation

All members of the Compensation Committee during fiscal year 2008 were independent directors, and no member was an employee or former employee. No Compensation Committee member had any relationship requiring disclosure under the section titled “Certain Relationships Related Transactions and Director Independence” in this Form 10-K. During fiscal year 2008, none of our executive officers served on the Compensation Committee (or its equivalent) or board of directors of another entity whose executive officer served on our Compensation Committee.

In 2008, M. David Jones served as President of Holdings, and Stephen S. Langin served as Chief Financial Officer of Holdings. Neither Mr. Jones nor Mr. Langin received any compensation from Holdings for serving in those positions. The compensation of executive officers of Stanadyne is determined by the Compensation Committee of Stanadyne and, with respect to the grant of any stock options of Holdings, by the Compensation Committee of Holdings. The following table sets forth information concerning the Chief Executive Officer, the Chief Financial Officer and the three other most highly compensated executive officers of Stanadyne (the “Named Executive Officers”) for services rendered in fiscal years 2008, 2007 and 2006.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(2)	All Other Compensation ($)(3)	Total ($)
M. David Jones (effective 1/11/06) (President, Chief Executive Officer and Director)	2008	517,500	452,813	—		—	41,959	1,012,272
	2007	462,500	427,812	—		8,337	45,298	943,947
	2006	436,442	392,798	292,229	(1)	7,025	49,432	1,177,926

Stephen S. Langin (Vice President, Chief Financial Officer and Secretary)	2008	277,500	242,813	—		—	38,917	559,230
	2007	262,500	242,812	—		22,605	41,854	569,771
	2006	252,500	221,049	—		10,416	33,975	517,940

William W. Kelly (Senior Vice President and Chief Technical Officer)	2008	333,000	291,375	—		—	56,234	680,609
	2007	322,000	297,850	—		19,946	57,223	697,019
	2006	316,800	274,608	—		10,398	39,016	640,822

Jean S. McCarthy (Vice President, Human Resources)	2008	204,000	178,500	—		—	44,380	426,880
	2007	196,500	181,763	—		2,487	47,024	427,774
	2006	192,850	167,380	—		10,111	34,511	404,852

Joseph M. Vorih (Vice President, Global Sales & Marketing)	2008	239,750	163,858	42,270	(1)	—	41,319	487,197
	2007	222,500	133,778	—		2,074	40,998	399,350
	2006	138,346	108,900	54,381	(1)	1,982	22,315	325,924

(1)	The valuation assumptions are those set forth in Notes 2 and 14 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.

(2)	Amounts shown are changes in pension value as there are no deferred compensation earnings.
(3)	All Other Compensation amounts included in this table are described for each individual as follows:
(a)	2008 Comments – Mr. Jones received various amounts under the Company’s executive benefit plan that included $6,000 annual cash allowance, $6,880 automobile allowance and amounts paid for term life insurance, disability insurance, and long-term care insurance of $3,000, $9,560 and $3,468, respectively. Mr. Jones received $8,050 as the maximum amount in annual Company 401(k) matching contributions.

2007 Comments – Mr. Jones received various amounts under the Company’s executive benefit plan that included $6,000 annual cash allowance, $10,250 automobile allowance and amounts paid for term life insurance, disability insurance, and long-term care insurance of $3,000, $9,560 and $3,468, respectively. Mr. Jones received $7,875 as the maximum amount in annual Company 401(k) matching contributions.

2006 Comments – Mr. Jones received $22,259 in other compensation in 2006 to offset his increased income tax liability created by reimbursement of his temporary living and relocation costs to establish residence at the Company headquarters in Connecticut. Mr. Jones also received various amounts under the Company’s executive benefit plan that included $6,000 annual cash allowance, $5,571 automobile allowance and amounts paid for term life insurance, disability insurance, and long-term care insurance of $3,000, $11,158, and $1,445 respectively.

(b)	2008 Comments – Mr. Langin received amounts under the Company’s executive benefit plan that included a $6,000 cash allowance, $2,600 automobile allowance and amounts paid for variable annuity life insurance, disability insurance and long-term care insurance of $14,303, $2,535 and $1,600, respectively. Mr. Langin received $8,050 in annual Company 401(k) matching contributions as well as $280 reimbursement of annual premium on personal umbrella liability insurance.

2007 Comments – Mr. Langin received amounts under the Company’s executive benefit plan that included a $6,000 cash allowance, $9,250 automobile allowance and amounts paid for variable annuity life insurance, disability insurance and long-term care insurance of $14,303, $2,535 and $1,392, respectively. Mr. Langin received $7,212 in annual Company 401(k) matching contributions as well as $293 reimbursement of annual premium on personal umbrella liability insurance.

2006 Comments – Mr. Langin received various amounts under the Company’s executive benefit plan that included a $6,000 cash allowance, $9,225 automobile allowance and amounts paid for variable annuity life insurance, disability insurance, and long-term care insurance of $14,303, $2,535, and $1,392 respectively. Mr. Langin received $300 as the maximum amount in annual Company 401(k) matching contributions as well $221 reimbursement of annual premium on personal umbrella liability insurance.

(c)	2008 Comments – Mr. Kelly received various amounts under the Company’s executive benefit plan that included a $6,000 cash allowance, $9,600 automobile allowance and amounts paid for variable annuity life insurance, disability insurance, and long-term care insurance of $13,773, $6,091, and $1,816 respectively. Mr. Kelly received $8,050 in annual Company 401(k) matching contributions as well $1,106 reimbursement of annual premium on personal umbrella liability insurance.

2007 Comments – Mr. Kelly received various amounts under the Company’s executive benefit plan that included a $6,000 cash allowance, $23,000 automobile allowance and amounts paid for variable annuity life insurance, disability insurance, and long-term care insurance of $13,773, $6,091, and $1,579 respectively. Mr. Kelly received $5,587 in annual Company 401(k) matching contributions as well $293 reimbursement of annual premium on personal umbrella liability insurance.

2006 Comments – Mr. Kelly received various amounts under the Company’s executive benefit plan that included a $6,000 cash allowance, $9,723 automobile allowance and amounts paid for variable annuity life insurance, disability insurance, and long-term care insurance of $13,773, $6,091, and $1,579 respectively. Mr. Kelly received $300 as the maximum amount in annual Company 401(k) matching contributions as well $1,550 reimbursement of annual premium on personal umbrella liability insurance.

(d)	2008 Comments – Ms. McCarthy received various amounts under the Company’s executive benefit plan that included a $6,000 cash allowance, $9,600 automobile allowance and amounts paid for variable annuity life insurance, disability insurance and long-term care insurance of $15,975, $2,698 and $2,037, respectively. Ms. McCarthy received $592 reimbursement of annual premium on personal umbrella liability insurance as well as $4,361 in annual Company 401(k) matching contributions.

2007 Comments – Ms. McCarthy received various amounts under the Company’s executive benefit plan that included a $6,000 cash allowance, $9,600 automobile allowance and amounts paid for variable annuity life insurance, disability insurance and long-term care insurance of $15,975, $2,698 and $1,771, respectively. Ms. McCarthy received $471 reimbursement of annual premium on personal umbrella liability insurance as well as $5,423 in annual Company 401(k) matching contributions.

2006 Comments – Ms. McCarthy received various amounts under the Company’s executive benefit plan that included a $6,000 cash allowance, $7,704 automobile allowance and amounts paid for variable annuity life insurance, disability insurance and long-term care insurance of $15,975, $2,698 and $1,771, respectively. Ms. McCarthy received $363 reimbursement of annual premium on personal umbrella liability insurance.

(e)	2008 Comments – Mr. Vorih received various amounts under the Company’s executive benefit plan that included a $6,000 cash allowance, $9,600 automobile allowance and amounts paid for variable annuity life insurance, disability insurance, and long-term care insurance of $10,208, $2,782, and $1,692, respectively. Mr. Vorih received $7,800 in annual Company 401(k) matching contributions.

2007 Comments – Mr. Vorih received various amounts under the Company’s executive benefit plan that included a $6,000 cash allowance, $9,600 automobile allowance and amounts paid for variable annuity life insurance, disability insurance, and long-term care insurance of $10,208, $2,782, and $1,692 respectively. Mr. Vorih received $508 reimbursement of annual premium on personal umbrella liability insurance as well as $3,240 in annual Company 401(k) matching contributions.

GRANTS OF PLAN-BASED AWARDS

Name (a)	Grant Date (b)	Estimated Future Payouts Under Equity Incentive Plan Awards			Exercise or Base Price of Option Awards ($/Sh) (k)	Grant Date Fair Value of Stock and Option Awards ($) (l)
		Threshold (1) (#) (f)	Target (1) (#) (g)	Maximum (1) (#) (h)
Joseph M. Vorih	12/3/2008	150,000	150,000	150,000	$1.05	$42,270

(1)	The criteria must be met in order for the options to vest; therefore, the threshold, target and maximum awards are the same.

Mr. Vorih was granted 150,000 stock options on December 3, 2008. These options expire December 3, 2018. The exercise price is $1.05 per share and vesting occurs ratably over four years based on the achievement of EBITDA performance targets.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
M. David Jones	875,000	2,625,000	2,625,000	$0.47	1/19/2016
Stephen S. Langin	250,000	750,000	750,000	$0.47	9/30/2014
William W. Kelly	450,000	1,350,000	1,350,000	$0.47	9/30/2014
Jean S. McCarthy	37,500	112,500	112,500	$0.47	9/30/2014
	—	100,000	100,000	$0.67	9/18/2015
Joseph M. Vorih	—	250,000	250,000	$0.64	10/2/2016
		150,000	150,000	$1.05	12/3/2018

Stock options in the above table are subject to the terms and conditions of the Stanadyne Holdings, Inc. 2004 Equity Incentive Plan (“Option Plan”). The stock option awards vest in equal portions over the four calendar years following the grant date. Vesting is contingent upon achieving a targeted level of EBITDA as defined by the Option Plan in each calendar year. Options awarded in 2004 and options awarded to Mr. Jones have vested at 25% of the number granted, based on achievement of the Target EBITDA for the calendar year 2004. Target EBITDA was not achieved in calendar years 2005, 2006, 2007, or 2008 and consequently no additional vesting has taken place.

No options were exercised by the named executive officers in 2008.

The Company provides retirement benefits to the named executive officers through a defined benefit pension plan and a defined contribution 401(k) plan.

Name	Plan Name	Number of Years Credits Service (#)	Present Value of Accumulated Benefit ($)			Payments During Last Fiscal Year ($)
M. David Jones	Stanadyne Corporation Pension Plan Stanadyne Automotive Corp. Supplemental Retirement Plan	1.583 1.583	$ $	55,743 70,701		0 0

Stephen S. Langin	Stanadyne Corporation Pension Plan Stanadyne Automotive Corp. Supplemental Retirement Plan	26.333 26.333	$ $	318,846 170,014		0 0

William W. Kelly	Stanadyne Corporation Pension Plan Stanadyne Automotive Corp. Supplemental Retirement Plan	25.583 25.583	$ $	476,140 553,677	(1)	0 0

Jean S. McCarthy	Stanadyne Corporation Pension Plan Stanadyne Automotive Corp. Supplemental Retirement Plan	7.166 7.166	$ $	201,639 45,701		0 0

Joseph M. Vorih	Stanadyne Corporation Pension Plan	1.583		$17,973		0

(1)	Subsequent to year-end, William Kelly elected to retire. The present value of his SERP benefit starting April 1, 2009 is $814,202

Pension benefits are provided to the named executive officers under the terms of the Stanadyne Corporation Pension Plan (“Pension Plan”) and the Stanadyne Automotive Corp. Supplemental Retirement Plan (“SERP”), both defined benefit plans. The Pension Plan provides benefits up to the maximum allowable annual compensation limits as defined by IRS regulations. The SERP calculates benefits that are earned in excess of those earned under the Pension Plan. Amounts provided in the above table have been calculated using the same actuarial assumptions used for the pension liability valuation described in Note 10 to Consolidated Financial Statements contained in Item 8 of this Report. Individual benefits are assumed to be payable at a normal retirement age of 65 and are determined using a discount rate of 6.25% and applying the 1994 Group Annuity Mortality table, sex distinct. The terms of the Pension Plan and the SERP provide for early retirement after 10 years of company service at a reduced benefit of 6% for every year before age normal retirement age of 65. A more complete description of these pension plans follows.

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

(w)	=	1.7% of Final Average Compensation times Years of Credited Service (not in excess of 30)

(x)	=	1% of Final Average Compensation times Years of Credited Service in excess of 30

(y)	=	1.667% of primary Social Security times Years of Credited Service (not in excess of 30)

(z)	=	Annuity for employees actively employed prior to July 2, 1988 (where applicable)

Formula Two under the Pension Plan provides salaried participants with an accrued monthly benefit equal to $21.00 times Years of Credited Service less an Annuity for employees actively employed prior to July 2, 1988 (where applicable).

For purposes of the Pension Plan, compensation used in the determination of Final Average Compensation includes total earnings received for personal services to the Company. The total compensation that can be considered for any purpose under the Pension Plan is limited to $230,000 for 2008, $225,000 for 2007 and $220,000 for 2006 pursuant to requirements imposed by the Internal Revenue Code of 1986, as amended (the “Code”), as amended by the Economic Growth and Tax Relief Reconciliation Act (“EGTRRA”) for prior years as well as for future years. However, the pension plan was frozen March 31, 2007; therefore, no earnings past that date are considered in calculating the final average compensation. The Code also places certain other limitations on the annual benefits that may be paid under the Pension Plan.

The Company also maintains two nonqualified plans entitled the “Stanadyne Corporation Benefit Equalization Plan” and the “Stanadyne Corporation Supplemental Retirement Plan” (together, the “SERP”), which are designed to supplement the benefits payable under the Pension Plan for designated employees. The annual benefit payable under the SERP is equal to the difference between the benefit the designated employee would have received under the Pension Plan if certain Code limitations did not apply and the designated employee's Pension Plan benefit.

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

401(k) Plans

The Company sponsors two savings plans which are intended to be qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. All regular U.S. employees are eligible to participate in the Stanadyne Corporation Savings Plus Plan (the “401(k) Plan”).

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

2008 DIRECTOR COMPENSATION

Name	Fees Earned of Paid in Cash ($)	Non-Equity Compensation ($)	Total ($)
James A. Wier	$25,000	$0	$25,000
James D. Wiggins	$250,000	$231,250	$481,250

Mr. Wiggins serves as the Chairman of the Board and receives an annual director’s fee of $250,000. He also received incentive compensation of $231,250 in 2008 under the Company’s EIP bonus plan. Mr. Wier is paid an annual fee of $25,000 for his service on the boards of directors of Holdings and Stanadyne. No other directors of Holdings or Stanadyne receive compensation for their service, but the Company does reimburse all directors for their reasonable out-of-pocket expenses for attending board and committee meetings.

EMPLOYMENT AGREEMENTS

M. David Jones

Pursuant to an employment agreement with Stanadyne dated January 10, 2006, Mr. Jones served as President and Chief Executive Officer during 2008 at a base salary of $517,500 and other benefits including an annual performance bonus opportunity of 100% of base salary. His base salary is subject to increase in an amount and frequency as determined by the Board.

Mr. Jones employment agreement is effective until his termination of employment due to death, disability, for cause, as defined in the agreement, or without cause upon written notice from the Executive Committee of the Board. Mr. Jones may terminate the agreement for “Good Reason,” which includes, among other circumstances, when the executive is assigned duties inconsistent with, or is subject to any other action by Stanadyne that results in a diminution of, his position, authority, duties or responsibilities. If employment is terminated without cause or for Good Reason, the Company shall pay to Mr. Jones for a period of eighteen months following the date of termination, his base salary at the rate in effect at the date of termination and the cost of participation in the Company’s group health benefit plans. Based on Mr. Jones’ salary and benefits for 2008, these amounts would equal $802,500 and $11,517, respectively.

On March 31, 2006, Stanadyne entered into a letter agreement with Mr. Jones, amending the employment agreement with him that was entered into on January 10, 2006. The amendment to the employment agreement provided for options to purchase 3.5 million shares of common stock of Holdings at $0.47 per share rather than $0.67 per share that was originally reported. These options continue to be subject to all of the terms of Holdings’ 2004 Equity Incentive Plan. In addition, the amendment to the employment agreement further provided Mr. Jones the opportunity to purchase a maximum of $2.0 million of Holdings’ common stock at a price of $0.47 per share rather than $0.67 per share that was originally reported, by no later than March 31, 2006. Mr. Jones purchased 800,000 shares pursuant thereto.

William W. Kelly

On October 6, 2008, Stanadyne entered into an agreement with William W. Kelly, which had the effect of amending, restating and superseding his existing employment agreement dated as of July 22, 1996. Stanadyne and Mr. Kelly entered into the new agreement to provide for a seamless and mutually beneficial transition to Mr. Kelly’s retirement. The term of the new agreement was set to expire December 31, 2009, but allowed for extension through February 28, 2010 if a “change of control” was then being actively negotiated. During the term, Mr. Kelly continued to serve as Stanadyne’s Chief

Technology Officer until the earlier of December 31, 2009 or when his successor is employed, at which time he would become the Chief Technology Officer Emeritus.

The new agreement provided that Mr. Kelly would continue to receive his current base salary through December 31, 2008 and would receive a reduced annual base salary in 2009 of $169,000 commensurate with a reduced work schedule in transition to his retirement. Stanadyne could terminate the agreement for cause or upon Mr. Kelly’s disability. Stanadyne could also terminate the agreement without cause upon payment of certain severance benefits to Mr. Kelly. Mr. Kelly could also terminate the agreement for “Good Reason” and would be entitled to certain severance benefits. In each case, the severance benefits included an amount equal to a year’s base salary at the time of termination. The agreement terminated automatically upon Mr. Kelly’s death or upon a change of control. Upon a change of control, the new agreement provided for 100% vesting of outstanding stock options, with no other payments to Mr. Kelly in connection therewith other than benefits earned to date. Mr. Kelly’s receipt of severance benefits was subject to his executing a release of claims in favor of Stanadyne and its affiliates.

Mr. Kelly announced his retirement, which became effective March 15, 2009, so that no severance benefits became payable to him.

William D. Gurley

Effective January 10, 2006, William D. Gurley retired from his position as President and Chief Executive Officer of Stanadyne. Severance benefits totaling $2,023,894 were calculated based on the terms of Mr. Gurley’s employment agreement. Amounts totaling $598,676, $599,154 and $826,064 were paid in 2008, 2007 and 2006, respectively.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stanadyne is authorized by its Certificate of Incorporation to issue 10,000 shares of common stock, par value $.01 per share (“Stanadyne Common Stock”). Holdings indirectly owns all of the issued and outstanding 1,000 shares of Stanadyne Common Stock. Holdings is authorized by its Certificate of Incorporation to issue 150,000,000 shares of common stock, par value $.01 per share (“Holdings Common Stock”), of which 106,027,581 shares were outstanding on December 31, 2008. A group of investors led by Kohlberg and management of the Company own substantially all of Holdings Common Stock. Holdings created the Option Plan, which provides for the grant of non-qualified stock options to certain key employees and/or directors of the Company.

As of December 31, 2008, there were 34 holders of record of shares of Holdings Common Stock. The following table sets forth certain information regarding beneficial ownership of Holdings Common Stock as of December 31, 2008, assuming the exercise of stock options exercisable within 60 days of such date by (i) each person who is known by Holdings to be the beneficial owner of more than 5% of Holdings Common Stock, (ii) each of the Company’s directors and the Named Executive Officers in the Summary Compensation Table and (iii) all directors and executive officers as a group. To the knowledge of the Company, each stockholder has sole voting and investment power as to the shares of Holdings Common Stock shown unless otherwise noted.

Name	Shares (1)	Percentage
Kohlberg Funds (2) c/o Kohlberg Management IV, L.L.C. 111 Radio Circle Mount Kisco, NY 10549	60,000,001	56.6
Co-Investment Partners, L.P c/o Lexington Partners, Inc. 660 Madison Avenue New York, NY 10021	20,000,000	18.9
James D. Wiggins (3)(4)	1,700,000	1.6
Samuel P. Frieder (3)	0	*
Seth H. Hollander (3)	0	*
Christopher Lacovara (3)	0	*
Gordon H. Woodward (3)	0	*
James A. Wier (3)(5)	6,250	*
M. David Jones (6)	1,675,000	1.6
William W. Kelly (7)	1,150,000	1.1
Stephen S. Langin (8)	650,000	*
Jean S. McCarthy (9)	37,500	*
Joseph M. Vorih	0	*
All executive officers and directors as a group (14 persons) (10)	5,443,750	5.0

*	Represents less than 1%
(1)

Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities and Exchange Commission. In computing the number of shares of Holdings Common Stock beneficially owned by a person and the percentage of beneficial ownership of that person, shares of Holdings Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of December 31, 2008 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of each other person. The persons named in this table have sole voting and investment power with respect to all shares of Holdings Common Stock shown as beneficially owned by them, subject to community property laws where applicable, unless otherwise noted.

(2)	Consists of Kohlberg Investors IV, L.P. with 19,553,524 shares, Kohlberg TE Investors IV, L.P. with 23,482,259 shares, Kohlberg Offshore Investors IV, L.P. with 1,788,613 shares, and Kohlberg Partners IV, L.P. with 15,175,605 shares.
(3)	Each of Messrs. Wiggins, Frieder, Hollander, Lacovara, Wier and Woodward are members of Kohlberg Management IV, L.L.C., which is the sole general partner of each of Kohlberg Investors IV, L.P., Kohlberg TE Investors IV, L.P., Kohlberg Offshore Investors IV, L.P., and Kohlberg Partners IV, L.P. Accordingly each of such directors may be deemed to beneficially own the 60,000,001 shares held by the Kohlberg Funds, although each disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.
(4)	Includes 1,200,000 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2008.
(5)	Consists entirely of shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2008.
(6)	Includes 875,000 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2008.
(7)	Includes 450,000 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2008.
(8)	Includes 250,000 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2008.
(9)	Consists entirely of shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2008.
(10)	Includes 2,843,750 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2008.

Stanadyne does not have any compensation plans under which its equity securities are authorized for issuance.

The following table sets forth information regarding Holdings’ Option Plan as of December 31, 2008. Holdings’ stockholder-approved Option Plan is described further in Note 14 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	14,347,500	(1)	$0.53	947,420
Equity compensation plans not approved by security holders	None		Not applicable	Not applicable
Total	14,347,500	(1)	$0.53	947,420

(1)	Consists of 3,071,250 vested outstanding exercisable options and 11,276,250 unvested outstanding options.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

For the years ended December 31, 2008 and 2007, professional services were performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates.

Audit Fees

The aggregate fees billed for the audits of our annual financial statements for the fiscal years ended December 31, 2008 and 2007 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q were $457,153 and $390,550, respectively.

Audit Related Fees

There were no audit related fees paid in 2008 and 2007 for Stanadyne or Holdings.

Tax Fees

The aggregate fees billed for our tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2008 and 2007 were $183,152 and $83,712, respectively. These fees primarily related to preparation of state and federal income tax returns, including a calculation for federal extraterritorial income exclusion.

All Other Fees

There were no amounts billed for 2008 and 2007 services.

Audit Committee Pre-Approval Process, Policies and Procedures

The audit committees for Holdings and Stanadyne consist of the same directors and serve the same function in both companies. The Audit Committees have the ultimate authority and responsibility to select, evaluate and, where appropriate, replace the independent auditor. The Company’s management is responsible for preparing the Company’s financial statements. The independent auditors are responsible for auditing those financial statements. Management and the independent auditors have more time, knowledge and detailed information about the Company than do Audit Committee members. Consequently, in carrying out their oversight responsibilities, the Audit Committees are not providing any professional certification as to the independent auditors’ work or any expert or special assurance as to the Company’s financial statements, including with respect to auditor independence.

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

3. Exhibits:

EXHIBIT NUMBER	DESCRIPTION
2.1	Stock Purchase Agreement among KSTA Acquisition, LLC and The Sellers listed on attached A thereto dated June 23, 2004 (filed as Exhibit 10.17 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2004, filed August 13, 2004). (1)

2.2	Asset Purchase Agreement dated as of June 30, 2006 by and among Defiance, Inc., Precision Engine Products Corp. and Stanadyne Corporation (filed as Exhibit 10.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2006, filed August 14, 2006). (1)

2.2.1	Amendment dated July 31, 2006 to the Asset Purchase Agreement dated as of June 30, 2006 by and among Defiance, Inc., Precision Engine Products Corp. and Stanadyne Corporation (filed as Exhibit 10.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2006, filed August 14, 2006). (1)

3.1.1	Amended and Restated Certificate of Incorporation of Stanadyne Corporation (filed as Exhibit 3.1 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

3.1.2	Certificate of Amendment of Certificate of Incorporation (filed as Exhibit 3.1.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2001, filed November 13, 2001). (1)

3.2	Amended and Restated By-laws of Stanadyne Corporation (filed as Exhibit 3.2 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

3.3.1	Amended and Restated Certificate of Incorporation of Stanadyne Holdings, Inc. (filed as Exhibit 3.1.1 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

3.3.2	Certificate of Amendment of Certificate of Incorporation of Stanadyne Holdings, Inc. (filed as Exhibit 3.1.2 to Registration Form S-4 Statement of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

3.4	Amended and Restated By-laws of Stanadyne Holdings, Inc. (filed as Exhibit 3.2 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

4.1	Indenture dated as of August 6, 2004, among KSTA Acquisition, LLC to be merged with and into Stanadyne Corporation, Precision Engine Products Corp., and The Bank of New York, Trustee (field as Exhibit 4.6.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

4.2	Exchange and Registration Rights Agreement dated as of August 6, 2004 by and among KSTA Acquisition, LLC, Stanadyne Corporation, Precision Engine Products Corp., and Goldman, Sachs & Co. (filed as Exhibit 4.6.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

4.3	Form of Exchange Note (filed as an exhibit to the Indenture relating to the notes—see Exhibit 4.1). (1)

4.4.1	Credit and Guaranty Agreement dated as of August 6, 2004 among Stanadyne Corporation, as Borrower, Stanadyne Automotive Holding Corp. and Certain Subsidiaries of Stanadyne Corporation, as Guarantors, Various Lenders, and Goldman Sachs Credit Partners L.P., as Sole Lead Arranger, Sole Bookrunner, Syndication Agent, Administrative Agent and Collateral Agent (filed as Exhibit 4.4.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

4.4.2	Pledge and Security Agreement dated as of August 6, 2004 between each of Stanadyne Corporation, Stanadyne Automotive Holdings Corp., and Precision Engine Products Corp. and Goldman Sachs Credit Partners L.P. as the Term Collateral Agent (filed as Exhibit 4.4.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

4.4.3	First Amendment dated July 31, 2006, to Credit and Guaranty Agreement dated as of August 6, 2004 among Stanadyne Corporation, as Borrower, Stanadyne Automotive Holding Corp. and Certain Subsidiaries of Stanadyne Corporation, as Guarantors, Various Lenders, and Goldman Sachs Credit Partners L.P., as Sole Lead Arranger, Sole Bookrunner, Syndication Agent, Administrative Agent and Collateral Agent (filed as Exhibit 99.1 to Current Report on Form 8-K of Stanadyne Corporation dated July 31, 2006 and filed August 4, 2006). (1)

4.5.1	Revolving Credit and Guaranty Agreement dated as of August 6, 2004 among Stanadyne Corporation, as Borrower, Stanadyne Automotive Holding Corp. and Certain Subsidiaries of Stanadyne Corporation, as Guarantors, Various Lenders, Goldman Sachs Credit Partners L.P., as sole Lead Arranger, Sole Bookrunner and Syndication Agent, The CIT Group/Business Credit Inc., as Administration Agent and Collateral Agent, Antares Capital Corporation as Co-Documentation Agent, and Lasalle Bank National Association, as Co-Documentation Agent (filed as Exhibit 4.5.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

4.5.2	Pledge and Security Agreement dated as of August 6, 2004 between each of Stanadyne Corporation, Stanadyne Automotive Holdings Corp., and Precision Engine Products Corp. and The CIT Group/Business Credit, Inc. as the Revolving Collateral Agent (filed as Exhibit 4.5.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

4.5.3	Second Amendment dated July 31, 2006, to Revolving Credit and Guaranty Agreement dated as of August 6, 2004 among Stanadyne Corporation, as Borrower, Stanadyne Automotive Holding Corp. and Certain Subsidiaries of Stanadyne Corporation, as Guarantors, Various Lenders, Goldman Sachs Credit Partners L.P., as sole Lead Arranger, Sole Bookrunner and Syndication Agent, The CIT Group/Business Credit Inc., as Administration Agent and Collateral Agent, Antares Capital Corporation, as Co-Documentation Agent, and LaSalle Bank National Association, as Co-Documentation Agent (filed as Exhibit 99.2 to Current Report on Form 8-K of Stanadyne Corporation dated July 31, 2006 and filed August 4, 2006). (1)

4.6	Indenture dated as of December 20, 2004, between Stanadyne Holdings, Inc. and The Bank of New York, Trustee (filed as Exhibit 4.1 to Registration Statement Form S-4 of Stanadyne

Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

4.7	Exchange and Registration Rights Agreement dated as of December 20, 2004 by and between Stanadyne Holdings, Inc. and Goldman, Sachs & Co. (filed as Exhibit 4.2 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

4.8	Form of Exchange Note (filed as Exhibit 4.3 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

10.1 *	Stanadyne Holdings, Inc., 2004 Equity Incentive Plan (filed as Exhibit 10.19 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

10.2 *	Form of Amended and Restated Employment Agreement by and between Stanadyne Automotive Corp. and William Gurley (filed as Exhibit 10.3 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.3 *	Stanadyne Corporation Pension Plan effective January 1, 2002 amended and restated (filed as Exhibit 10.5.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 2002, filed May 14, 2002). (1)

10.3.1*	Seventh Amendment to the Stanadyne Corporation Pension Plan, effective March 31, 2007 (filed as Exhibit 10.3.1 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2006 filed on March 31, 2007). (1)

10.4 *	Stanadyne Corporation Savings Plus Plan effective January 1, 2002 amended and restated (filed as Exhibit 10.6.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 2002, filed May 14, 2002). (1)

10.4.1*	Eighth Amendment to the Stanadyne Corporation Savings Plus Plan, effective March 31, 2007 (filed as Exhibit 10.4.1 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2006 filed on March 31, 2007). (1)

10.5 *	Precision Engine Products Corp. Retirement Fund effective as of January 1, 1998 (filed as Exhibit 10.7 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.6 *	Stanadyne Corporation Benefit Equalization Plan effective as of January 1, 1992 (filed as Exhibit 10.8 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.7 *	Stanadyne Corporation Supplemental Retirement Plan effective as of January 1, 1992 (filed as Exhibit 10.9 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.8	Customer Agreement dated as of January 22, 1996 between Stanadyne Automotive Corp. and General Motors Powertrain Group (Pursuant to Rule 24b-2 under the Exchange Act, Stanadyne Corporation has requested confidential treatment of portions of this exhibit deleted from the filed copy.) (filed as Exhibit 10.12 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.8.1	Amendment dated March 13, 1998 to Customer Agreement dated as of January 22, 1996 between Stanadyne Automotive Corp. and General Motors Powertrain Group (Pursuant to Rule 24b-2 under the Exchange Act, Stanadyne Corporation has requested confidential treatment of portions of this exhibit deleted from the filed copy.) (filed as Exhibit 10.12.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 1998, filed on May 14, 1998). (1)

10.9	Management Agreement dated as of August 6, 2004 between Stanadyne Corporation and Kohlberg & Company, L.L.C. (filed as Exhibit 10.11 to Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-120969, filed on December 3, 2004 and amended on February 4, 2005). (1)

10.10 *	Employment Agreement between Stanadyne Corporation and M. David Jones dated January 10, 2006 (filed as Exhibit 10.1 to Current Report on Form 8-K of Stanadyne Corporation, dated January 10, 2006 and filed on January 17, 2006). (1)

10.10.1 *	Letter Agreement dated March 31, 2006 amending the Employment Agreement between Stanadyne Corporation and M. David Jones dated January 10, 2006 (filed as Exhibit 10.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 2006, filed May 15, 2006). (1)

10.11	Long Term Agreement between Deere & Company and Stanadyne Corporation effective November 1, 2001, as amended by First Amendment to Deere & Company/Stanadyne Corporation Long Term Agreement effective as of October 26, 2006 and by Second Amendment to Deere & Company/Stanadyne Corporation Long Term Agreement entered into as of May 15, 2007 (Pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, the registrants have requested confidential treatment of portions of this exhibit deleted from the file copy.) (filed as Exhibit 10.11 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2007 filed August 14, 2007). (1)

10.12	KSTA Holdings, Inc. Stockholders Agreement dated August 6, 2004 (filed as Exhibit 10.12 to the annual report of Stanadyne Holdings, Inc. on Form 10-K for the year ended December 31, 2007, filed on March 31, 2008). (1)

10.13 *	Employment Agreement between Stanadyne Corporation and William Kelly dated October 6, 2008 (filed as Exhibit 10.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2008, filed November 12, 2008). (1)

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

14	Business Ethics Policy (filed as Exhibit 14.1 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2003, filed on March 30, 2004). (1)

21	Subsidiaries of Registrants

31.1	Certification of President of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Chief Executive Officer and Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Stanadyne Holdings, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stanadyne Holdings, Inc.
(Registrant)

Date: March 31, 2009	By:	/s/ M. David Jones
M. David Jones
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of Stanadyne Holdings, Inc. and in the capacities and on the dates indicated.

Date: March 31, 2009	By:	/s/ M. David Jones
M. David Jones
President and Director

Date: March 31, 2009	By:	/s/ Stephen S. Langin
Stephen S. Langin
Vice President, Chief Financial Officer and Secretary

Date: March 31, 2009	By:	/s/ Samuel P. Frieder
Samuel P. Frieder
Director

Date: March 31, 2009	By:	/s/ Seth H. Hollander
Seth H. Hollander
Director

Date: March 31, 2009	By:	/s/ Christopher Lacovara
Christopher Lacovara
Director

Date: March 31, 2009	By:	/s/ James A. Wier
James A. Wier
Director

Date: March 31, 2009	By:	/s/ James D. Wiggins
James D. Wiggins
Chairman of the Board and Director

Date: March 31, 2009	By:	/s/ Gordon Woodward
Gordon H. Woodward
Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act

by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The registrant has not sent an annual report to security holders covering the registrant’s last fiscal year and has not sent a proxy statement, form of proxy or other proxy soliciting material to more than ten of the registrant’s security holders with respect to any annual or other meeting of security holders.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Stanadyne Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stanadyne Corporation
(Registrant)

Date: March 31, 2009	By:	/s/ M. David Jones
M. David Jones
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of Stanadyne Corporation and in the capacities and on the dates indicated.

Date: March 31, 2009	By:	/s/ M. David Jones
M. David Jones
President, Chief Executive Officer and Director

Date: March 31, 2009	By:	/s/ Stephen S. Langin
Stephen S. Langin
Vice President, Chief Financial Officer and Secretary

Date: March 31, 2009	By:	/s/ Samuel P. Frieder
Samuel P. Frieder
Director

Date: March 31, 2009	By:	/s/ Seth H. Hollander
Seth H. Hollander
Director

Date: March 31, 2009	By:	/s/ Christopher Lacovara
Christopher Lacovara
Director

Date: March 31, 2009	By:	/s/ James A. Wier
James A. Wier
Director

Date: March 31, 2009	By:	/s/ James D. Wiggins
James D. Wiggins
Chairman of the Board and Director

Date: March 31, 2009	By:	/s/ Gordon Woodward
Gordon H. Woodward
Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act

by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The registrant has not sent an annual report to security holders covering the registrant’s last fiscal year and has not sent a proxy statement, form of proxy or other proxy soliciting material to more than ten of the registrant’s security holders with respect to any annual or other meeting of security holders.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
2.1	Stock Purchase Agreement among KSTA Acquisition, LLC and The Sellers listed on attached A thereto dated June 23, 2004 (filed as Exhibit 10.17 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2004, filed August 13, 2004). (1)

2.2	Asset Purchase Agreement dated as of June 30, 2006 by and among Defiance, Inc., Precision Engine Products Corp. and Stanadyne Corporation (filed as Exhibit 10.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2006, filed August 14, 2006). (1)

2.2.1	Amendment dated July 31, 2006 to the Asset Purchase Agreement dated as of June 30, 2006 by and among Defiance, Inc., Precision Engine Products Corp. and Stanadyne Corporation (filed as Exhibit 10.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2006, filed August 14, 2006). (1)

3.1.1	Amended and Restated Certificate of Incorporation of Stanadyne Corporation (filed as Exhibit 3.1 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

3.1.2	Certificate of Amendment of Certificate of Incorporation (filed as Exhibit 3.1.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2001, filed November 13, 2001). (1)

3.2	Amended and Restated By-laws of Stanadyne Corporation (filed as Exhibit 3.2 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

3.3.1	Amended and Restated Certificate of Incorporation of Stanadyne Holdings, Inc. (filed as Exhibit 3.1.1 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

3.3.2	Certificate of Amendment of Certificate of Incorporation of Stanadyne Holdings, Inc. (filed as Exhibit 3.1.2 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

3.4	Amended and Restated By-laws of Stanadyne Holdings, Inc. (filed as Exhibit 3.2 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

4.1	Indenture dated as of August 6, 2004, among KSTA Acquisition, LLC to be merged with and into Stanadyne Corporation, Precision Engine Products Corp., and The Bank of New York, Trustee (filed as Exhibit 4.6.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

4.2	Exchange and Registration Rights Agreement dated as of August 6, 2004 by and among KSTA Acquisition, LLC, Stanadyne Corporation, Precision Engine Products Corp., and Goldman, Sachs & Co. (filed as Exhibit 4.6.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

4.3	Form of Exchange Note (filed as an exhibit to the Indenture relating to the notes—see Exhibit 4.1). (1)

4.4.1	Credit and Guaranty Agreement dated as of August 6, 2004 among Stanadyne Corporation, as Borrower, Stanadyne Automotive Holding Corp. and Certain Subsidiaries of Stanadyne Corporation, as Guarantors, Various Lenders, and Goldman Sachs Credit Partners L.P., as Sole Lead Arranger, Sole Bookrunner, Syndication Agent, Administrative Agent and Collateral Agent (filed as Exhibit 4.4.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

4.4.2	Pledge and Security Agreement dated as of August 6, 2004 between each of Stanadyne Corporation, Stanadyne Automotive Holdings Corp., and Precision Engine Products Corp. and Goldman Sachs Credit Partners L.P. as the Term Collateral Agent (filed as Exhibit 4.4.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

4.4.3	First Amendment dated July 31, 2006, to Credit and Guaranty Agreement dated as of August 6, 2004 among Stanadyne Corporation, as Borrower, Stanadyne Automotive Holding Corp. and Certain Subsidiaries of Stanadyne Corporation, as Guarantors, Various Lenders, and Goldman Sachs Credit Partners L.P., as Sole Lead Arranger, Sole Bookrunner, Syndication Agent, Administrative Agent and Collateral Agent (filed as Exhibit 99.1 to Current Report on Form 8-K of Stanadyne Corporation dated July 31, 2006 and filed August 4, 2006). (1)

4.5.1	Revolving Credit and Guaranty Agreement dated as of August 6, 2004 among Stanadyne Corporation, as Borrower, Stanadyne Automotive Holding Corp. and Certain Subsidiaries of Stanadyne Corporation, as Guarantors, Various Lenders, Goldman Sachs Credit Partners L.P., as sole Lead Arranger, Sole Bookrunner and Syndication Agent, The CIT Group/Business Credit Inc., as Administration Agent and Collateral Agent, Antares Capital Corporation as Co-Documentation Agent, and Lasalle Bank National Association, as Co-Documentation Agent (filed as Exhibit 4.5.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

4.5.2	Pledge and Security Agreement dated as of August 6, 2004 between each of Stanadyne Corporation, Stanadyne Automotive Holdings Corp., and Precision Engine Products Corp. and The CIT Group/Business Credit, Inc. as the Revolving Collateral Agent (filed as Exhibit 4.5.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

4.5.3	Second Amendment dated July 31, 2006, to Revolving Credit and Guaranty Agreement dated as of August 6, 2004 among Stanadyne Corporation, as Borrower, Stanadyne Automotive Holding Corp. and Certain Subsidiaries of Stanadyne Corporation, as Guarantors, Various Lenders, Goldman Sachs Credit Partners L.P., as sole Lead Arranger, Sole Bookrunner and Syndication Agent, The CIT Group/Business Credit Inc., as Administration Agent and Collateral Agent, Antares Capital Corporation, as Co-Documentation Agent, and LaSalle Bank National Association, as Co-Documentation Agent (filed as Exhibit 99.1 to Current Report on Form 8-K of Stanadyne Corporation dated July 31, 2006 and filed August 4, 2006). (1)

4.6	Indenture dated as of December 20, 2004, between Stanadyne Holdings, Inc. and The Bank of New York, Trustee (filed as Exhibit 4.1 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

4.7	Exchange and Registration Rights Agreement dated as of December 20, 2004 by and between Stanadyne Holdings, Inc. and Goldman, Sachs & Co. (filed as Exhibit 4.2 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

4.8	Form of Exchange Note (filed as Exhibit 4.3 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

10.1 *	Stanadyne Holdings, Inc., 2004 Equity Incentive Plan (filed as Exhibit 10.19 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

10.2 *	Form of Amended and Restated Employment Agreement by and between Stanadyne Automotive Corp. and William Gurley (filed as Exhibit 10.3 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.3 *	Stanadyne Corporation Pension Plan effective January 1, 2002 amended and restated (filed as Exhibit 10.5.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 2002, filed May 14, 2002). (1)

10.3.1 *	Seventh Amendment to the Stanadyne Corporation Pension Plan, effective March 31, 2007 (filed as Exhibit 10.3.1 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2006 filed on March 31, 2007). (1)

10.4 *	Stanadyne Corporation Savings Plus Plan effective January 1, 2002 amended and restated (filed as Exhibit 10.6.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 2002, filed May 14, 2002). (1)

10.4.1*	Eighth Amendment to the Stanadyne Corporation Savings Plus Plan, effective March 31, 2007 (filed as Exhibit 10.4.1 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2006 filed on March 31, 2007). (1)

10.5 *	Precision Engine Products Corp. Retirement Fund effective as of January 1, 1998 (filed as Exhibit 10.7 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.6 *	Stanadyne Corporation Benefit Equalization Plan effective as of January 1, 1992 (filed as Exhibit 10.8 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.7 *	Stanadyne Corporation Supplemental Retirement Plan effective as of January 1, 1992 (filed as Exhibit 10.9 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.8	Customer Agreement dated as of January 22, 1996 between Stanadyne Automotive Corp. and General Motors Powertrain Group (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.) (filed as Exhibit 10.12 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.8.1	Amendment dated March 13, 1998 to Customer Agreement dated as of January 22, 1996 between Stanadyne Automotive Corp. and General Motors Powertrain Group (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.) (filed as Exhibit 10.12.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 1998, filed on May 14, 1998). (1)

10.9	Management Agreement dated as of August 6, 2004 between Stanadyne Corporation and Kohlberg & Company, L.L.C. (filed as Exhibit 10.11 to Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-120969, filed on December 3, 2004 and amended on February 4, 2005). (1)

10.10 *	Employment Agreement between Stanadyne Corporation and M. David Jones dated January 10, 2006 (filed as Exhibit 10.1 to Current Report on Form 8-K of Stanadyne Corporation, dated January 10, 2006 and filed on January 17, 2006). (1)

10.10.1 *	Letter Agreement dated March 31, 2006 amending the Employment Agreement between Stanadyne Corporation and M. David Jones dated January 10, 2006 (filed as Exhibit 10.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 2006, filed May 15, 2006). (1)

10.11	Long Term Agreement between Deere & Company and Stanadyne Corporation effective November 1, 2001, as amended by First Amendment to Deere & Company/Stanadyne Corporation Long Term Agreement effective as of October 26, 2006 and by Second Amendment to Deere & Company/Stanadyne Corporation Long Term Agreement entered into as of May 15, 2007 (Pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, the registrants have requested confidential treatment of portions of this exhibit deleted from the file copy.) (filed as Exhibit 10.11 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2007 filed August 14, 2007). (1)

10.12	KSTA Holdings, Inc. Stockholders Agreement dated August 6, 2004(filed as Exhibit 10.12 to the annual report of Stanadyne Holdings, Inc. on Form 10-K for the year ended December 31, 2007, filed on March 31, 2008).(1)

10.13 *	Employment Agreement between Stanadyne Corporation and William Kelly dated October 6, 2008 (filed as Exhibit 10.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2008, filed November 12, 2008).(1)

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

14	Business Ethics Policy (filed as Exhibit 14.1 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2003, filed on March 30, 2004). (1)

21	Subsidiaries of Registrants

31.1	Certification of President of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Chief Executive Officer and Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference.