Form 10-Q
period 2009-03-31
STANADYNE CORP; Stanadyne Holdings, Inc.
filed 2009-05-15
CIK 1053439, 1323274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Stanadyne Holdings, Inc.	Yes	☐	No	☐
Stanadyne Corporation	Yes	☐	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Stanadyne Holdings, Inc.	Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller Reporting Company ☐
Stanadyne Corporation	Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Stanadyne Holdings, Inc.	Yes	☐	No	☑
Stanadyne Corporation	Yes	☐	No	☑

The number of shares of the registrant’s common stock (only one class for each registrant) outstanding as of March 31, 2009:

Stanadyne Holdings, Inc.	105,815,081 shares
Stanadyne Corporation	1,000 shares (100% owned by Stanadyne Automotive Holding Corp., a direct and wholly-owned subsidiary of Stanadyne Holdings, Inc.)

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)

	March 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$31,284	$49,010
Accounts receivable, net of allowance for uncollectible accounts of $209 as of March 31, 2009 and December 31, 2008.	26,701	32,171
Inventories, net	31,762	28,919
Prepaid expenses and other assets	1,380	1,658
Deferred income taxes	2,215	1,606

Total current assets	93,342	113,364
Property, plant and equipment, net	77,671	80,933
Goodwill	144,575	144,575
Intangible and other assets, net	81,161	82,542

Total assets	$396,749	$421,414

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,020	$18,394
Accrued liabilities	17,206	30,640
Current maturities of long-term debt	13,389	13,871
Current portion of capital lease obligations	321	316

Total current liabilities	44,936	63,221
Long-term debt, excluding current maturities	261,541	258,513
Deferred income taxes	11,554	12,317
Capital lease obligations, excluding current portion	760	830
Other non current liabilities	47,548	49,420

Total liabilities	366,339	384,301

Commitments and Contingencies	—	—
Stockholders’ equity:
Common stock, par value $.01, 150,000,000 authorized shares, 106,505,081 issued shares, and 105,815,081 and 106,027,581 outstanding shares as of March 31, 2009 and December 31, 2008, respectively	1,065	1,065
Additional paid-in capital	54,238	54,222
Accumulated other comprehensive loss	(12,520)	(12,602)
Accumulated deficit	(11,728)	(5,266)
Treasury stock, at cost, 690,000 and 477,500 shares as of March 31, 2009 and December 31, 2008, respectively	(558)	(335)

Total Stanadyne Holdings stockholders’ equity	30,497	37,084
Noncontrolling interest	(87)	29

Total stockholders’ equity	30,410	37,113

Total liabilities and stockholders’ equity	$396,749	$421,414

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Net sales	$40,341	$70,429
Cost of goods sold	33,508	50,594

Gross profit	6,833	19,835
Selling, general and administrative expenses	7,604	9,468
Amortization of intangible assets	813	816
Management fees	188	188

Operating (loss) income	(1,772)	9,363
Interest expense	(7,424)	(7,204)

(Loss) income from operations before income tax (benefit) expense and noncontrolling interest	(9,196)	2,159
Income tax (benefit) expense	(2,618)	1,259

Net (loss) income	(6,578)	900
Less: Net loss (income) attributed to noncontrolling interest	116	(24)

Net (loss) income attributed to Stanadyne Holdings Inc.	$(6,462)	$876

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Cash flows from operating activities:
Net (loss) income	$(6,578)	$900
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	5,327	5,248
Amortization of debt discount and deferred financing fees	3,320	3,013
Stock-based compensation expense	16	26
Deferred income tax benefit	(1,425)	(477)
Loss on disposal of property, plant and equipment	5	—
Changes in operating assets and liabilities	(15,754)	(19,774)

Net cash used in operating activities	(15,089)	(11,064)

Cash flows from investing activities:
Capital expenditures	(2,331)	(2,820)

Net cash used in investing activities	(2,331)	(2,820)

Cash flows from financing activities:
(Payments on) proceeds from foreign overdraft facilities	(169)	2,105
Payments on capital lease obligations	(71)	(73)
Proceeds from exercise of stock options	—	7
Purchase of treasury stock	(223)	(56)

Net cash (used in) provided by financing activities	(463)	1,983

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(17,883)	(11,901)
Effect of exchange rate changes on cash	157	(28)
Cash and cash equivalents at beginning of period	49,010	37,950

Cash and cash equivalents at end of period	$31,284	$26,021

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Noncontrolling Interest	Total
December 31, 2007	$1,064	$54,085	$5,994	$(7,233)	$(229)	$76	$53,757

Net income				876		24	900
Foreign currency translation adjustment			652				652
Common stock issued		7					7
Purchase of treasury stock, at cost					(56)		(56)
Stock compensation expense		26					26

March 31, 2008	$1,064	$54,118	$6,646	$(6,357)	$(285)	$100	$55,286

December 31, 2008	$1,065	$54,222	$(12,602)	$(5,266)	$(335)	$29	$37,113

Net loss				(6,462)		(116)	(6,578)
Foreign currency translation adjustment			82				82
Purchase of treasury stock, at cost					(223)		(223)
Stock compensation expense		16					16

March 31, 2009	$1,065	$54,238	$(12,520)	$(11,728)	$(558)	(87)	$30,410

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)

	March 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$31,283	$48,844
Accounts receivable, net of allowance for uncollectible accounts of $209 as of March 31, 2009 and December 31, 2008.	26,701	32,170
Inventories, net	31,762	28,919
Prepaid expenses and other assets	1,380	1,657
Deferred income taxes	2,215	1,606

Total current assets	93,341	113,196
Property, plant and equipment, net	77,671	80,933
Goodwill	144,575	144,575
Intangible and other assets, net	79,798	81,121

Total assets	$395,385	$419,825

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts payable	$14,020	$18,394
Accrued liabilities	17,206	30,626
Current maturities of long-term debt	13,389	13,871
Current portion of capital lease obligations	321	316

Total current liabilities	44,936	63,207
Long-term debt, excluding current maturities	165,755	165,479
Deferred income taxes	21,552	21,581
Capital lease obligations, excluding current portion	760	830
Other non current liabilities	47,548	49,420
Due to Stanadyne Holdings, Inc.	1,239	1,302

Total liabilities	281,790	301,819

Commitments and Contingencies
Stockholder’s equity:
Common stock, par value $.01, authorized 10,000 shares, issued and outstanding 1,000 shares	—	—
Additional paid-in capital	105,000	105,000
Accumulated other comprehensive loss	(12,520)	(12,602)
Retained earnings	21,202	25,579

Total Stanadyne Corporation stockholder’s equity	113,682	117,977
Noncontrolling interest	(87)	29

Total equity	113,595	118,006

Total liabilities and stockholder’s equity	$395,385	$419,825

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Net sales	$40,341	$70,429
Cost of goods sold	33,508	50,594

Gross profit	6,833	19,835
Selling, general and administrative expenses	7,594	9,456
Amortization of intangible assets	813	816
Management fees	188	188

Operating (loss) income	(1,762)	9,375
Interest expense	(4,615)	(4,698)

(Loss) income from operations before income tax (benefit) expense and noncontrolling interest	(6,377)	4,677
Income tax (benefit) expense	(1,884)	1,670

Net (loss) income	(4,493)	3,007
Less: Net loss (income) attributed to noncontrolling interest	116	(24)

Net (loss) income attributed to Stanadyne Corporation	$(4,377)	$2,983

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Cash flows from operating activities:
Net (loss) income	$(4,493)	$3,007
Adjustments to reconcile net (loss) income to net cash (used in) operating activities:
Depreciation and amortization	5,327	5,248
Amortization of deferred financing fees	510	506
Stock-based compensation expense	16	26
Deferred income tax (benefit) expense	(661)	192
Loss on disposal of property, plant and equipment	5	—
Changes in operating assets and liabilities	(15,851)	(20,038)

Net cash used in operating activities	(15,147)	(11,059)

Cash flows from investing activities:
Capital expenditures	(2,331)	(2,820)

Net cash used in investing activities	(2,331)	(2,820)

Cash flows from financing activities:
(Payments on) proceeds from foreign overdraft facilities	(169)	2,105
Payments on capital lease obligations	(71)	(73)

Net cash (used in) provided by financing activities	(240)	2,032

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(17,718)	(11,847)
Effect of exchange rate changes on cash	157	(28)
Cash and cash equivalents at beginning of period	48,844	37,711

Cash and cash equivalents at end of period	$31,283	$25,836

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDER’S EQUITY

(UNAUDITED)

(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Noncontrolling Interest	Total
December 31, 2007	$—	$105,000	$5,994	$15,344	$76	$126,414

Net income				2,983	24	3,007
Foreign currency translation adjustment			652			652

March 31, 2008	$—	$105,000	$6,646	$18,327	$100	$130,073

December 31, 2008	$—	$105,000	$(12,602)	$25,579	$29	$118,006

Net loss				(4,377)	(116)	(4,493)
Foreign currency translation adjustment			82			82

March 31, 2009	$—	$105,000	$(12,520)	$21,202	$(87)	$113,595

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(1)	Business, Organization and Significant Accounting Policies

Description of Business. Stanadyne Holdings, Inc. (“Holdings”) owns all of the outstanding common stock of Stanadyne Automotive Holdings Corp. (“SAHC”). SAHC owns all of the outstanding common stock of Stanadyne Corporation (together with its consolidated subsidiaries, “Stanadyne”). A majority of the outstanding common stock of Holdings is owned by funds managed by Kohlberg Management IV, L.L.C. Collectively, Holdings, SAHC and Stanadyne hereinafter are referred to as the “Company.” Holdings and Stanadyne are separate reporting companies. Holdings is a holding company with no operations beyond those of its indirectly, wholly-owned subsidiary, Stanadyne. Stanadyne is a leading designer and manufacturer of highly engineered, precision manufactured engine components, including fuel injection equipment for diesel engines. Stanadyne sells engine components to original equipment manufacturers in a variety of applications, including agricultural and construction vehicles and equipment, industrial products, automobiles, light duty trucks and marine equipment. The aftermarket is a significant element of Stanadyne’s operations.

Basis of Presentation. The condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals but subject to normal year end adjustments) necessary for a fair presentation for the periods presented. The Company’s quarterly results are subject to fluctuation; consequently, the results of operations and cash flows for any quarter are not necessarily indicative of the results and cash flows for any future period. These notes to condensed consolidated financial statements apply to Holdings and Stanadyne unless otherwise noted.

Principles of Consolidation. The condensed consolidated financial statements of Holdings include the accounts of Holdings and all of Holdings’ active direct and indirect wholly-owned subsidiaries: SAHC, Stanadyne, Stanadyne, SpA (“SpA”), and Stanadyne Changshu Corporation (“SCC”). The condensed consolidated financial statements of Stanadyne include the accounts of Stanadyne and of Stanadyne’s wholly-owned subsidiaries: SpA and SCC. A joint venture, Stanadyne Amalgamations Private Limited (“SAPL”), is fully consolidated with Holdings and Stanadyne based on the Stanadyne’s 51% controlling share, while the remaining 49% is recorded as a noncontrolling interest. Intercompany balances have been eliminated in consolidation.

Stock Options. In 2004, Holdings established the 2004 Equity Incentive Plan to provide for the award of non-qualified stock options to attract and retain people who are in a position to make a significant contribution to the success of the Company and its subsidiaries. Awards granted under the 2004 Equity Incentive Plan vest over a period of one to four years contingent upon achievement of certain financial performance targets as defined by the 2004 Equity Incentive Plan and expire 10 years after the date of grant.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

The following table summarizes information about 2004 Equity Incentive Plan for the three month period ended March 31, 2009:

	Three Months Ended March 31, 2009
	Outstanding		Exercisable
	Stock Options	Weighted Average Exercise Price *	Stock Options	Weighted Average Exercise Price *
January 1, 2009	14,347,500	$0.53	3,071,250	$0.47
Exercised	—	—	—	—
Cancelled	1,350,000	0.47	—	—

March 31, 2009	12,997,500	$0.54	3,071,250	$0.47

*	Represents per share price.

During the first quarter of 2009, one employee retired from the Company resulting in the cancellation of 1,350,000 unvested stock options.

As of March 31, 2009, there was $172 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the 2004 Equity Incentive Plan. The total stock-based employee compensation expense for the year ending December 31, 2009 for the stock options awarded through March 31, 2009 is expected to be $63.

Noncontrolling Interests. Effective January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). In accordance with SFAS 160, the presentation and disclosure requirements were applied retrospectively for all periods presented. Accordingly, the presentation of income attributable to noncontrolling interest of $24 for the three months ended March 31, 2008 in the accompanying condensed consolidated statements of operations has been retroactively restated to conform with the 2009 presentation. In addition, the amount attributable to noncontrolling interest as of December 31, 2008 in the accompanying condensed consolidated balance sheets has been retroactively restated as a component of stockholder’s equity to conform to the 2009 presentation.

(2)	Inventories

Components of inventories are as follows:

	As of March 31, 2009	As of December 31, 2008
Raw materials and purchased parts	$12,882	$11,152
Work-in-process	11,449	11,749
Finished goods	7,431	6,018

	$31,762	$28,919

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(3)	Intangible and Other Assets

Major components of intangible and other assets at March 31, 2009 and December 31, 2008 are listed below:

Holdings	As of March 31, 2009		As of December 31, 2008
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks / trade names	$51,100	$—	$51,100	$—
Technology / patents	24,300	10,512	24,300	10,082
Customer contracts	15,252	7,097	15,252	6,715
Debt issuance costs	18,447	10,422	18,447	9,854
Other	168	75	168	74

	$109,267	$28,106	$109,267	$26,725

Stanadyne	As of March 31, 2009		As of December 31, 2008
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks / trade names	$51,100	$—	$51,100	$—
Technology / patents	24,300	10,512	24,300	10,082
Customer contracts	15,252	7,097	15,252	6,715
Debt issuance costs	16,090	9,428	16,090	8,918
Other	168	75	168	74

	$106,910	$27,112	$106,910	$25,789

Amortization expense of intangible assets for the Company, exclusive of the amortization of debt issuance costs, was $813 and $816 for the three months ended March 31, 2009 and 2008, respectively. Estimated annual amortization expense for the Company’s intangible assets is expected to be $3,249 in 2009, $3,160 in 2010, $2,944 in 2011, $2,816 in 2012 and $2,816 in 2013.

Amortization of debt discount and debt issuance costs is included as interest expense in the accompanying condensed consolidated statements of operations for Holdings of $3,320 and $3,013 for the three months ended March 31, 2009 and 2008, respectively. Amortization of debt issuance costs for Stanadyne was $510 and $506 for the three months ended March 31, 2009 and 2008, respectively. These amounts are included as interest expense in the accompanying condensed consolidated statements of operations.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(4)	Long-term Debt

Long-term debt consisted of:

	Holdings		Stanadyne
	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Revolving credit lines	$—	$—	$—	$—
Term Loans	15,000	15,000	15,000	15,000
Senior Subordinated Notes	160,000	160,000	160,000	160,000
Holdings Senior Discount Notes, net of unamortized discount of $4,214 and $6,966 at March 31, 2009 and December 31, 2008	95,786	93,034	—	—
SAPL debt, payable to India Overseas Bank through 2013, bearing interest at rates ranging from 8.88% to 9.75%	1,068	957	1,068	957
SCC debt, payable to Pudong Development Bank, bearing interest at 7.62%	439	440	439	440
SpA debt payable to Italian banks through 2009, bearing interest rates ranging from 6.46% to 5.3%	2,637	2,953	2,637	2,953

Long-term debt	274,930	272,384	179,144	179,350
Less current maturities of long-term debt	13,389	13,871	13,389	13,871

Long-term debt, excluding current maturities	$261,541	$258,513	$165,755	$165,479

(5)	Pension Plans, Defined Contribution Plan and Other Postretirement Health Care and Life Insurance

Pension Plans

The Company has a noncontributory defined benefit pension plan for eligible domestic employees and also has two nonqualified plans, which are designed to supplement the benefits payable to designated employees. The components of the net periodic pension expense (income) for the periods shown are as follows:

	Three Months Ended March 31,
	2009	2008
Interest cost	$1,428	$1,412
Expected return on plan assets	(1,064)	(1,685)
Amortization of prior service costs	462	9

Net periodic pension expense (income)	$826	$(264)

The Company funds the pension plan in an amount at least equal to the minimum required contribution as determined by the plan’s actuaries, but not in excess of the maximum tax-deductible amount under Section 404 of the Internal Revenue Code. The Company may make discretionary contributions of any amount within this range based on financial circumstances and strategic considerations, which typically vary from year to year.

Effective March 31, 2007, Stanadyne amended the Stanadyne Corporation Pension Plan (a defined benefit plan) (the “Pension Plan”) to freeze the Pension Plan with respect to all participants so that no future benefits would accrue after that date. As required by law, benefits already accrued as of such date were not affected. With respect to such benefits, participants continue to vest and all other retirement options, including early retirement reduction factors, remained unchanged. The assets continue to be held in trust for participants until they retire. The accrual of benefits for certain executives participating in the Supplemental Retirement Benefit Plan is based on the accrual of benefits under the Pension Plan. Therefore, the freeze of the Pension Plan also resulted in the freeze of the Supplemental Retirement Benefit Plan.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

Defined Contribution Plan

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

The 401(k) plan expense representing the Company’s cost for matching contributions was $0.4 million and $0.5 million for the three months ended March 31, 2009 and 2008, respectively.

Due to the downturn in business caused by the global economic recession, on March 31, 2009, Stanadyne amended the 401(k) plan to temporarily suspend the Stanadyne matching contributions beginning May 16, 2009.

Postretirement Health Care and Life Insurance

The Company’s domestic subsidiaries make available certain health care and life insurance benefits for eligible retired employees. The components of the net periodic benefit expense for the periods shown were as follows:

	Three Months Ended March 31,
	2009	2008
Service cost	$11	$48
Interest cost	57	110
Recognized net actuarial income	(203)	(64)

Net periodic postretirement benefit (income) expense	$(135)	$94

(6)	Contingencies

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

The Company is subject to potential environmental liabilities as a result of various claims and legal actions, which are pending or may be asserted against the Company. Reserves for such liabilities have been established, and no insurance recoveries have been anticipated in the determination of the reserves. In management’s opinion, the aforementioned claims will be resolved without material adverse effect on the consolidated results of operations, financial position or cash flows of the Company. In conjunction with the acquisition of SAHC from Metromedia Company (“Metromedia”) on December 11, 1997, Metromedia agreed to partially indemnify Stanadyne and American Industrial Partners Capital Fund II, L.P. for certain environmental matters. The effect of this indemnification is to limit the Company’s financial exposure for known environmental issues.

The Company estimates and records the liability associated with its manufactured products at the time they are sold. The changes in the Company’s warranty liability are provided below:

	March 31,
	2009	2008
Warranty liability, beginning of period	$1,085	$2,536
Warranty expense based on products sold	204	240
Warranty claims paid	(159)	(1,321)

Warranty liability, end of period	$1,130	$1,455

The Company’s warranty accrual is included as a component of accrued liabilities on the condensed consolidated balance sheets.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(7)	Comprehensive (Loss) Income

Comprehensive (loss) income is as follows:

	Holdings
	Three Months Ended March 31,
	2009	2008
Net (loss) income	$(6,578)	$900
Other comprehensive income:
Foreign currency translation adjustments	82	652

Comprehensive (loss) income	$(6,496)	$1,552

	Stanadyne
	Three Months Ended March 31,
	2009	2008
Net (loss) income	$(4,493)	$3,007
Other comprehensive income:
Foreign currency translation adjustments	82	652

Comprehensive (loss) income	$(4,411)	$3,659

(8)	Segments

The Company has one reportable segment. Precision Products manufactures its own proprietary products including fuel pumps for diesel and gasoline engines, injectors and filtration systems for diesel engines, and various non-proprietary products manufactured under contract for other companies. The Company’s proprietary products currently account for the majority of Precision Products’ sales.

(9)	Subsequent Event

On April 16, 2009, the Company announced that it would be expanding its international operations and consolidating its manufacturing operations in the United States.

The Company will consolidate the component manufacturing capacity at its Windsor, Connecticut plant into its other plants, particularly those in Jacksonville and Washington, North Carolina. This consolidation will result in the closure of the Windsor manufacturing operation by mid 2011.

The Company is currently evaluating the future use and activities relating to the existing property, plant and equipment at its Windsor manufacturing facility.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(10)	Supplemental Consolidating Condensed Financial Statements

The Notes issued August 6, 2004 by Stanadyne are guaranteed jointly, fully, severally and unconditionally by Precision Engine Products Corp. (the “Subsidiary Guarantor”) on a subordinated basis and are not guaranteed by SpA, SCC and SAPL (the “Non-Guarantor Subsidiaries”). We sold substantially all of the assets of the Subsidiary Guarantor on July 31, 2006 and discontinued its operations. As discussed in note 1, prior periods have been retroactively restated to conform to the 2009 presentation of noncontrolling interest required by SFAS 160.

Supplemental consolidating condensed financial statements for Stanadyne (“Parent”), the Subsidiary Guarantor and the Non-Guarantor Subsidiaries are presented below. Separate complete financial statements of the Subsidiary Guarantor are not required.

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Balance Sheet March 31, 2009
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$29,196	$—	$1,335	$752	(a)	$31,283
Accounts receivable, net	22,074	—	4,627	—		26,701
Inventories	26,447	—	5,334	(19	) (a)	31,762
Other current assets	2,212	—	1,383	—		3,595

Total current assets	79,929	—	12,679	733		93,341
Property, plant and equipment, net	55,724	—	21,947	—		77,671
Intangible and other assets, net	218,770	—	6,266	(663)		224,373
Intercompany accounts	26,043	—	—	(26,043	) (b)	—

Total assets	$380,466	$—	$40,892	$(25,973)		$395,385

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$25,866	$—	$5,732	$(372	) (a)	$31,226
Current maturities of long-term debt and capital lease obligations	9,710	—	4,000	—		13,710

Total current liabilities	35,576	—	9,732	(372)		44,936
Long-term debt and capital lease obligations	165,290	—	1,225	—		166,515
Other non-current liabilities	64,679	—	5,084	(663)		69,100
Intercompany accounts	1,239	—	5,346	(5,346)		1,239	(c)
Total Stanadyne stockholder’s equity	113,682	—	19,505	(19,505)		113,682

Noncontrolling interest	—	—	—	(87)		(87)
Total equity	113,682	—	19,505	(19,592)		113,595

Total liabilities and stockholder’s equity	$380,466	$—	$40,892	$(25,973)		$395,385

(a)	Amounts represent the elimination of intercompany transactions.
(b)	Elimination of investments in subsidiaries of the Parent.
(c)	Amount due to Stanadyne Holdings, Inc.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(10)	Supplemental Consolidating Condensed Financial Statements (continued)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Balance Sheet Year Ended December 31, 2008
	Stanadyne Corporation Parent	Subsidiary Guarantor		Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
ASSETS
Cash and cash equivalents	$47,067	$—		$793	$984		$48,844
Accounts receivable, net	25,054	—		7,116	—		32,170
Inventories, net	23,416	—		5,403	100	(a)	28,919
Other current assets	2,502	—		761	—		3,263

Total current assets	98,039	—		14,073	1,084		113,196
Property, plant and equipment, net	58,497	—		22,436	—		80,933
Intangible and other assets, net	220,093	—		6,268	(665)		225,696
Intercompany accounts	25,531	—		—	(25,531	) (b)	—

Total assets	$402,160	$—		$42,777	$(25,112)		$419,825

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued liabilities	$41,430	$—	(c)	$7,854	$(264)		$49,020
Current maturities of long-term debt and capital lease obligations	10,000	—		4,187	—		14,187

Total current liabilities	51,430	—		12,041	(264)		63,207
Long-term debt and capital lease obligations	165,000	—		479	—		165,479
Other non-current liabilities	66,451	—	(c)	6,045	(665)		71,831
Intercompany accounts	1,302	—		4,006	(4,006)		1,302
Total Stanadyne stockholder’s equity	117,977	—		20,206	(20,206	) (b)	117,977

Noncontrolling interest	—	—		—	29		29
Total equity	117,977	—		20,206	(20,177)		118,006

Total liabilities and stockholder’s equity	$402,160	$—		$42,777	$(25,112)		$419,825

(a)	Amount represents the elimination of inventory for out of period transfers with subsidiaries.
(b)	Elimination of investment in subsidiaries of the Parent.
(c)	Certain liabilities retained by the Subsidiary Guarantor following the sale of that business are included within the accounts shown for the Parent.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(10)	Supplemental Consolidating Condensed Financial Statements (continued)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Operations Three Months Ended March 31, 2009
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$36,806	$—	$4,576	$(1,041	) (a)	$40,341
Cost of goods sold	28,574	—	5,919	(985	) (a)	33,508

Gross profit (loss)	8,232	—	(1,343)	(56)		6,833
Selling, general, administrative and other operating expenses	7,879	—	716	—		8,595

Operating income (loss)	353	—	(2,059)	(56)		(1,762)
Interest expense	(4,477)	—	(138)	—		(4,615)

Loss from operations before income tax benefit and noncontrolling interest	(4,124)	—	(2,197)	(56)		(6,377)
Income tax benefit	(1,312)	—	(572)	—		(1,884)

Net loss	(2,812)	—	(1,625)	(56)		(4,493)
Less: Net loss attributed to noncontrolling interest	—	—	—	116		116

Net income (loss) attributed to Stanadyne Corporation	$(2,812)	$—	$(1,625)	$60		$(4,377)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Operations Three Months Ended March 31, 2008
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$64,696	$—	$8,166	$(2,433	) (a)	$70,429
Cost of goods sold	44,857	—	8,182	(2,445	) (a)	50,594

Gross profit (loss)	19,839	—	(16)	12		19,835
Selling, general, administrative and other operating expenses	9,554	—	906	—		10,460

Operating income (loss)	10,285	—	(922)	12		9,375
Interest expense	(4,600)	—	(98)	—		(4,698)

Income (loss) from continuing operations before income tax expense (benefit) and noncontrolling interest	5,685	—	(1,020)	12		4,677
Income tax expense (benefit)	1,957	—	(287)	—		1,670

Net income (loss)	3,728	—	(733)	12		3,007
Less: Net income attributed to noncontrolling interest	—	—	—	(24)		(24)

Net income (loss) attributed to Stanadyne Corporation	$3,728	$—	$(733)	$(12)		$2,983

(a)	Elimination of intercompany sales and cost of goods sold.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(10)	Supplemental Consolidating Condensed Financial Statements (continued)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Cash Flows Three Months Ended March 31, 2009
	Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations	Stanadyne Corporation & Subsidiaries
Cash flows from operating activities:
Net loss	$(2,812)	$—	$(1,625)	$(56)	$(4,493)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,332	—	995	—	5,327
Amortization of deferred financing fees	510	—	—	—	510
Loss on disposal of property and equipment	—	—	5	—	5
Stock-based compensation expense	16	—	—	—	16
Deferred tax benefit	(30)	—	(631)	—	(661)
Changes in operating assets and liabilities	(15,627)	—	1,736	(1,960)	(15,851)

Net cash (used in) provided by operating activities	(13,611)	—	480	(2,016)	(15,147)

Cash flows from investing activities:
Capital expenditures	(1,757)	—	(574)	—	(2,331)
(Investment in) distribution from subsidiary	(2,514)	—	888	1,626	—

Net cash (used in) provided by investing activities	(4,271)	—	314	1,626	(2,331)

Cash flows from financing activities:
Payments on debt	—	—	(240)	—	(240)

Net cash used in financing activities	—	—	(240)	—	(240)

Net decrease in cash and cash equivalents	(17,882)	—	554	(390)	(17,718)
Effect of exchange rate changes on cash	11	—	(11)	157	157
Cash and cash equivalents at beginning of period	47,067	—	793	984	48,844

Cash and cash equivalents at end of period	$29,196	$—	$1,336	$751	$31,283

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(10)	Supplemental Consolidating Condensed Financial Statements (concluded)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Cash Flows Three Months Ended March 31, 2008
	Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations	Stanadyne Corporation & Subsidiaries
Cash flows from operating activities:
Net income (loss)	$3,728	$—	$(733)	$12	$3,007
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,293	—	955	—	5,248
Amortization of debt discount and deferred financing fees	506	—	—	—	506
Stock-based compensation expense	26	—	—	—	26
Deferred tax expense ( benefit )	584	—	(392)	—	192
Changes in operating assets and liabilities	(18,053)	—	(2,625)	640	(20,038)

Net cash used in operating activities	(8,916)	—	(2,795)	652	(11,059)

Cash flows from investing activities:
Capital expenditures	(2,089)	—	(731)	—	(2,820)

Net cash used in investing activities	(2,089)	—	(731)	—	(2,820)

Cash flows from financing activities:
Net proceeds from debt	—	—	2,105	—	2,105
Payments on capital lease obligations			(73)		(73)

Net cash provided by financing activities	—	—	2,032	—	2,032

Net (decrease) increase in cash and cash equivalents	(11,005)	—	(1,494)	652	(11,847)
Effect of exchange rate changes on cash	10	—	18	(56)	(28)
Cash and cash equivalents at beginning of period	34,900	—	1,915	896	37,711

Cash and cash equivalents at end of period	$23,905	$—	$439	$1,492	$25,836

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are a leading designer and manufacturer of highly-engineered, precision manufactured engine components, primarily for the off-highway markets. We manufacture our own proprietary products including fuel pumps for diesel and gasoline engines, injectors and filtration systems for diesel engines, and various non-proprietary products manufactured under contract for other companies.

The onset of a global economic recession in late 2008 resulted in a significant downturn in demand for our products in the first quarter of 2009. In addition to lower end market demand for our products in the agriculture, construction and automotive industries, customer demand in the first quarter of 2009 was further depressed by inventory reductions throughout the supply chain. Our original equipment manufacturer (“OEM”) and service customers continued to adjust orders downward through most of the first quarter. Our sales in the first quarter of 2009 were $40.3 million, reflecting a decrease of $30.1 million and 42.7% from the first quarter of 2008 sales of $70.4 million. OEM and service sales were 48% and 35% less, respectively, than the first quarter sales in 2008.

The $30.1 million reduction in first quarter sales required significant cost reduction actions in all of our locations in the first quarter of 2009.

•	Permanent staff reductions in our U.S. operations totaled approximately 400 and resulted in severance benefits of $0.7 million.

•	Operations were suspended for periods of 2-3 weeks each month during the first quarter of 2009 in our factories in Italy, China and India.

•	Wage and salary reductions ranging from 3% to 15% were instituted on March 1, 2009 for all U.S. personnel.

•	Austerity measures were implemented targeting cost reductions in areas including utilities, travel, benefits, professional fees and other services.

Our gross profit in the first quarter of 2009 decreased to $6.8 million and 16.9% of net sales, as compared to $19.8 million and 28.2% of net sales in the first quarter of 2008. The operating loss was driven by lower sales volumes, partially offset by cost reduction actions instituted during the quarter. Management will continue to balance the need for additional cost reductions with maintaining sufficient resources to pursue new customer and product programs, and to complete reorganization activities.

Despite the lower levels of business, lower working capital requirements in the first quarter of 2009 helped limit cash consumed by operations to $15.1 million. Cash on hand totaled $31.3 million as of March 31, 2009, reflecting a decrease of $17.5 million since December 31, 2008. Availability under the U.S.-based Revolving Credit Facility totaled $23.6 million as of March 31, 2009. The Company is currently engaged in discussions with lenders to replace the existing credit facility before it expires on August 5, 2009.

An evaluation of the foreseeable demand for our products in North America and Europe resulted in our decision to consolidate our U.S manufacturing capacity in our North Carolina locations. This will result in the closure of manufacturing operations in our Windsor, Connecticut location by mid-2011 as well as expansion of operations in our North Carolina locations.

In order to better position for growth in emerging markets, we intend to expand our operations in Chennai, India and Changshu, China to accommodate the needs of the local markets for diesel fuel injection equipment. These expanded operations are expected to be completed by mid 2010.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Basis of Presentation

The following table displays unaudited information for the three month periods ended March 31, 2009 and 2008 for Holdings and Stanadyne. Amounts are presented in thousands of dollars and as a percentage of net sales. Historical results and percentage relationships are not necessarily indicative of the results that may be expected for any future period.

	Holdings
	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
	$	%	$	%
Net sales	40,341	100.0	70,429	100.0
Cost of goods sold	33,508	83.1	50,594	71.8
Gross profit	6,833	16.9	19,835	28.2
SG&A	7,604	18.8	9,468	13.4
Amortization of intangibles	813	2.0	816	1.2
Management fees	188	0.5	188	0.3
Operating (loss) income	(1,772)	(4.4)	9,363	13.3
Net (loss) income	(6,578)	(16.3)	900	1.3

	Stanadyne
	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
	$	%	$	%
Net sales	40,341	100.0	70,429	100.0
Cost of goods sold	33,508	83.1	50,594	71.8
Gross profit	6,833	16.9	19,835	28.2
SG&A	7,594	18.8	9,456	13.4
Amortization of intangibles	813	2.0	816	1.2
Management fees	188	0.5	188	0.3
Operating (loss) income	(1,762)	(4.4)	9,375	13.3
Net (loss) income	(4,493)	(11.1)	3,007	4.3

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Comparison of Results of Operations:

The Three Months Ended March 31, 2009 for Holdings and Stanadyne

Compared to

The Three Months Ended March 31, 2008 for Holdings and Stanadyne

Net Sales. Sales in the first quarter of 2009 totaled $40.3 million and were $30.1 million or 42.7% less than sales of $70.4 million in the first quarter of 2008. The global recession resulted in lower customer demand across the board for all of our diesel fuel injection products in the first quarter of 2009. We experienced sales reductions to our major customers between 30% and 90% when compared to the same period in 2008. Sales to the OEM market decreased by $18.7 million or 48.9%, and sales to the service markets decreased by $11.4 million or 35.3%.

Sales to our OEM customers totaled $19.6 million and represented 48.5% of our first quarter 2009 revenues, reflecting a reduction of 5.9% from 54.4% in the first quarter of 2008. OEM sales to Deere were $7.9 million less in the first quarter of 2009 when compared to the first quarter of 2008 due to depressed end market demand in their agriculture and construction businesses. Demand from all of our other OEM customers was also lower in the first quarter of 2009 when compared to the same period in 2008. Only sales of our high pressure gasoline injection pump to Daimler increased by $1.8 million in the first quarter of 2009 when compared to the first quarter of 2008, as the product offering was expanded to include the Mercedes C and E-class vehicles.

Sales to the service markets in the first quarter of 2009 decreased $11.4 million or 35.3% compared to the first quarter of 2008. Approximately half of the year-over-year decrease was attributable to $5.8 million lower service demand from Deere. The balance of this change was driven by lower sales to the parts aftermarket, including $3.2 million less to General Motors Service Parts Organization.

Sales by major product line in the first quarter of 2009 when compared to the same period a year ago reflected decreases in all of our major product lines, including diesel fuel pumps, filters, diesel fuel injectors, and Precision Components and Assembly (“PCA”) products. As discussed above, only sales of our high pressure gasoline pumps reflected a first quarter year-over-year increase.

Gross Profit. Gross profit totaled $6.8 million and 16.9% of net sales in the first quarter of 2009, as compared to $19.8 million and 28.2% of net sales in the first quarter of 2008. Lower sales volume in both the OEM and service markets resulted in $14.7 million lower gross profit in the first quarter of 2009, and was partially offset by aggressive cost reduction actions taken in response to the impact the economic recession has had on our businesses. The manufacturing and support staff in all locations was reduced to more closely match the lower sales demand in the first quarter of 2009. A combination of permanent and temporary layoffs, wage and salary reductions, elimination of overtime premiums, and suspension of certain employee benefits resulted in $2.5 million lower labor costs in the first quarter of 2009 when compared to the same period of 2008. Severance costs related to the permanent staff reductions totaled $0.4 million in the first quarter of 2009. These savings were partially offset by $0.4 million higher overhead costs in the first quarter of 2009 in our China facility, as compared to the first quarter 2008 pre-production period. Despite the cost reduction actions taken in the first quarter of 2009 the gross profit percentage decreased to 16.9% because of the relatively unchanged levels of fixed cost, including depreciation expense.

Selling, General and Administrative Expenses (“SG&A”). SG&A decreased by $1.9 million from $9.5 million and 13.4% of net sales in the first quarter of 2008 to $7.6 million and 18.8% of first quarter sales in 2009. We responded to the depressed business levels in the first quarter of 2009 by reducing staff, implementing a graduated salary reduction of 4-15%, and suspending certain employee benefits to generate a combined savings of $0.9 million when compared to SG&A costs in the first quarter of 2008. Additional savings generated in the first quarter of 2009 included $0.2 million lower R&D spending and $0.2 million lower freight on sales. Favorable cost trends in the retiree health benefit plans also resulted in $0.2 million lower SG&A costs in the first quarter of 2009.

Amortization of Intangible Assets. Amortization of intangible assets totaled $0.8 million in the first quarter of 2009 and was unchanged from the amount for the first quarter of 2008.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Operating (Loss) Income. Our operating loss in the first quarter of 2009 totaled $1.8 million and 4.4% of net sales as compared to operating income of $9.4 million and 13.3% of net sales in the first quarter of 2008. This $11.2 million decrease in first quarter operating profit resulted primarily from $13.0 million lower gross profit partially offset by $1.8 million lower SG&A.

Net (Loss) Income. Net loss for Stanadyne in the first quarter of 2009 totaled $4.5 million and 11.1% of net sales versus net income of $3.0 million and 4.2% of net sales in the first quarter of 2008. The $7.5 million decrease was due to $13.0 million lower operating income, partially offset by $1.9 million lower SG&A and favorable changes in income tax expense (benefit) of $3.6 million.

Net loss for Holdings in the first quarter of 2009 totaled $6.6 million and was $2.1 million less than the net income reported for Stanadyne due to $2.8 million of additional interest expense on the Discount Notes, partially offset by $0.7 million of income tax benefits.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents on hand, which totaled $31.3 million on March 31, 2009, and cash flows from operations. Cash equivalents as of March 31, 2009 represent commercial paper and certificates of deposit. Stanadyne also maintains a U.S.-based revolving credit facility under which $23.6 million was available for borrowing as of March 31, 2009, of which $6.4 million was used to secure standby letters of credit. Although we have not utilized this revolving credit facility since 2004, a review of the underlying credit commitments indicates there is relatively little risk that funds would not be available should we attempt to draw on the line of credit. This revolving credit facility is scheduled to expire on August 5, 2009, and we plan to complete arrangements for a new revolving credit facility in the second quarter of 2009. We occasionally utilize capital leasing and, for our foreign operations in Italy and India maintain a combination of overdraft, working capital and term loan facilities with local financial institutions on an as-needed basis.

Indebtedness for Stanadyne as of March 31, 2009 totaled $179.1 million and was comprised of $160.0 million of Notes, $15.0 million in domestic term loans, no borrowings under the domestic revolving credit facility, $3.5 million in foreign overdraft and revolving credit facilities and $0.6 million in foreign term loans. Unless the availability of funds under the Revolving Credit Line is less than $5.0 million, the U.S.-based Senior Credit Facilities are not subject to financial covenants. Excess Cash Flow, as defined by the terms of the Senior Credit Facility, generated in 2008 will result in a term loan payment of $9.6 million in the second quarter of 2009.

Indebtedness for Holdings as of March 31, 2009 totaled $274.9 million, comprised of the same debt balances for Stanadyne, plus an additional $95.8 million of Discount Notes. Holdings has no independent financial resources of its own. The Senior Credit Facilities and the indenture governing the Notes limit the ability of Stanadyne and its subsidiaries to pay dividends or make other distributions to Holdings. There were no dividends paid to Holdings by any of its direct or indirect subsidiaries during the three months ended March 31, 2009.

Cash Flows From Operating Activities. Stanadyne’s cash flows from operating activities consumed $15.1 million in cash during the three months ended March 31, 2009 as compared to $11.1 million during the same period of 2008. Lower operating profit in the first three months of 2009 was partially offset by lower cash requirements for working capital accounts.

Changes in asset and liability accounts, primarily working capital accounts, required $4.2 million less cash in the first three months of 2009 versus the comparable period in 2008.

•

Cash flows from changes in accounts receivable were $8.9 greater in the first three months of 2009, as customer receivables were commensurate with the lower levels of sales in the first three months of 2009 as compared to the same period in 2008.

•

Cash flows from growth in first quarter inventory levels required $1.0 million less cash in the first three months of 2009 as compared to the first three months of 2008. Inventory levels at the end of the first quarter of 2009 were not entirely aligned with this decreased demand, as reflected in a deterioration in first quarter turnover to 6.8x in 2009 from 7.8x in 2008. We were unable to reduce the inflow of materials from our growing international supply base to match the rapid downturn in first quarter customer demand.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

•

Cash flows from changes in accounts payable balances consumed $1.8 million more cash in the first three months of 2009 than the same period in 2008. The year-to-year change reflects declining accounts payable balances on reduced business levels in the first quarter of 2009.

•

Cash flows from changes in other accrued liabilities in the first three months of 2009 consumed $4.1 million more cash than in the comparable period of 2008 due primarily to differences in timing of cash disbursements for 2008 income taxes and certain accruals.

Cash flows from operating activities for Holdings for the first three months of 2009 were substantially the same as the amounts reported for Stanadyne.

Cash Flows From Investing Activities. Cash flows from investing activities for the first three months of 2009 consumed $2.3 million of cash. Capital expenditures in the first three months of 2009 totaled $2.3 million compared to $2.8 million for the same period of 2008. Capital expenditures in 2009 reflected necessary investments in equipment to support our operations in the U.S., Italy and India, as well as approximately $0.4 million for manufacturing equipment in our Changshu, China location.

Cash Flows From Financing Activities. Cash flows from financing activities for the Company in the first three months of 2009 consumed $0.2 million in cash compared to $2.0 million of cash provided by financing activities in the first three months of 2008.

Cash flows from financing activities in our foreign operations in the first three months of 2009 included a $0.2 million increase in overdraft borrowings at SpA as well as payments of capital lease obligations totaling $0.1 million. Increased overdraft borrowings at SpA were used to support working capital requirements. Cash flows from financing activities in SAPL provided $0.2 million in cash from increased borrowings from the revolving credit loan with Indian Overseas Bank to meet working capital needs.

Pension Plans. We maintain the Stanadyne Corporation Pension Plan, a qualified defined benefit pension plan (the “Pension Plan”), which covers substantially all domestic hourly and salary employees and the Supplemental Retirement Benefit Plan, an unfunded nonqualified plan to provide benefits in excess of amounts permitted to be paid under the provisions of the tax law to participants in the Pension Plan.

Effective March 31, 2007, Stanadyne amended the Pension Plan to freeze the Pension Plan with respect to all participants so that no future benefits will accrue after that date. As required by law, benefits already accrued as of such date will not be affected. With respect to such benefits, participants continue to vest and all other retirement options, including early retirement reduction factors, continue unchanged. The assets continue to be held in trust for participants until they retire. The accrual of benefits for certain executives participating in the Supplemental Retirement Benefit Plan is based on the accrual of benefits under the Pension Plan. Therefore, the freeze of the Pension Plan also resulted in the freeze of the Supplemental Retirement Benefit Plan.

Due to the poor returns in the U.S. equity markets in 2008, the fair value of the Pension Plan assets decreased to $54.6 million at December 31, 2008, from $80.8 million at December 31, 2007. As a result, the unfunded liability for the combined Pension Plan and non-qualified plan increased by $27.3 million from the prior year to $39.0 million as of December 31, 2008. This increased liability resulted in an equal pretax amount included in accumulated other comprehensive loss.

The Company contributed $0.6 million to the Pension Plan during the first three months of 2009 and expects the minimum required contributions to the Pension Plan to total approximately $2.7 million in 2009. The Company contributed $0.8 million to the Pension Plan in the first quarter of 2008 and $3.1 million for the full year of 2008.

Critical Accounting Policies

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

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

Revenue Recognition. We record sales and related cost of goods sold when products are shipped to customers, unless delivery terms specify transfer of title at point of destination in which case the sales and related cost of sales are recognized when goods are delivered. The Company enters into long-term contracts with certain customers for the supply of parts during the contract period. We establish estimates for sales returns and allowances based on historical experience. We do not provide customers with general rights of return for products sold; however, in limited circumstances, we will allow sales returns and allowances from customers if the products sold do not conform to specifications.

Product Warranty Reserves. We provide a limited warranty for specific products and recognize the projected cost for this warranty in the period the products are sold. Liability reserves are determined by applying historical warranty experience rates to current product sales data. Warranty accruals are adjusted for known or anticipated warranty claims as new information becomes available.

Inventory Reserves. We maintain our inventories at the lower of cost or market value. Cost is determined on a last-in, first-out (“LIFO”) basis for all domestic inventories and on a first-in, first-out (“FIFO”) basis for all foreign inventory. When conditions warrant (usually highlighted by slow-moving products or products with pricing constraints), reserves are established to reduce the value of inventory to net realizable values. We identify and assess all inventories in excess of certain sales requirements and reserve for “slow moving” or obsolete inventory as it has no realizable value. As business conditions change during the year, we reassess our evaluations of necessary reserves.

Pension and Other Postretirement Benefits. We provide for pension and other postretirement benefits and make assumptions with the assistance of independent actuaries about discount rates, expected long-term rates of return on plan assets and health care cost trends to determine the net periodic pension and postretirement health care cost. These estimates are based on our best judgment, including consideration of both current and future market conditions. We consider both internal and external evidence to determine the appropriate assumptions. In the event a change in any of the assumptions is warranted, future pension cost could increase or decrease.

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

Cautionary Statement

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements with respect to the financial condition, results of operations and business of the Company and management’s discussion and analysis of financial condition and results of operations. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue” or the negative thereof or other similar words. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. Actual results may vary materially.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Investors are cautioned not to place undue reliance on any forward-looking statements. Investors should also understand that it is not possible to predict or identify all the risks and uncertainties that could affect future events and should not consider the following list to be a complete statement of all potential risks and uncertainties.

Any change in the following factors may materially adversely affect our business and our financial results:

•	adverse conditions in the general economy and financial markets;

•	worldwide political and macro-economic uncertainties and fears;

•	changes in technology, manufacturing techniques or customer demands;

•	loss or adverse change in our relationship with our material customers;

•	changes in the performance or growth of our customers;

•	increased competition and pricing pressures in our existing and future markets;

•	changes in the price and availability of raw materials, particularly steel and aluminum;

•	risks associated with international operations;

•	the loss of key members of management;

•	risk that our intellectual property may be misappropriated;

•	loss of any of our key manufacturing facilities;

•	adverse state or federal legislative or regulatory developments or litigation or other disputes;

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

The Company is exposed to market risks including limited exposure to changes in interest rates and changes in foreign currency exchange rates as measured against the U.S. dollar.

Interest Rate Risk. The carrying values of Stanadyne’s revolving credit lines and term loans approximate fair value. The term loans are primarily LIBOR-based borrowings and are re-priced every one to three months. A 10% change in the interest rate on the term loans would have changed the recorded interest expense for the first three months of 2009 by less than $0.1 million. The Notes and Discount Notes bear interest at a fixed rate and, therefore, are not sensitive to interest rate fluctuation. The fair value of Stanadyne’s $160.0 million in Notes based on bid prices on March 31, 2009 was approximately $104.8 million. The fair value of Holdings’ Discount Notes based on bid prices at March 31, 2009 was $43.0 million.

Foreign Currency Risk. The Company has operating subsidiaries in China, Italy, and India and therefore is exposed to changes in foreign currency exchange rates. Changes in exchange rates may positively or negatively affect the Company’s sales, gross margins, and retained earnings. However, historically, these locations have contributed less than 15% of the Company’s net sales, with most of these sales attributable to the Italian subsidiary. The Company also sells its products from the United States to foreign customers for payment in foreign currencies as well as U.S. dollars. Foreign currency exchange for the three months ended March 31, 2009 and 2008 were net losses $0.1 million. The Company does not hedge against foreign currency risk.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

ITEM 4T:	CONTROLS AND PROCEDURES

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

(b) Changes in internal controls

We routinely review Holdings’ internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. There was no change in internal control over financial reporting that materially affected or is reasonably likely to materially affect Holdings’ internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting, subsequent to the evaluation described above.

We routinely review Stanadyne’s internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. There was no change in internal control over financial reporting that materially affected or is reasonably likely to materially affect Stanadyne’s internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting, subsequent to the evaluation described above.

Reference is made to the Certifications of the President and Chief Financial Officer of Holdings about these and other matters filed as exhibits to this report.

Reference is made to the Certifications of the Chief Executive Officer and Chief Financial Officer of Stanadyne about these and other matters filed as exhibits to this report.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

PART II: OTHER INFORMATION

ITEM 1A:	RISK FACTORS

The discussion and analysis of our financial condition, results of operations and cash flows for the three months ended March 31, 2009 should be read in conjunction with the risk factors contained in Part I – Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Stanadyne Holdings, Inc.
(Registrant)

Date: May 15, 2009	/s/ Stephen S. Langin
Stephen S. Langin
Chief Financial Officer

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stanadyne Corporation
(Registrant)

Date: May 15, 2009	/s/ Stephen S. Langin
Stephen S. Langin
Vice President and Chief Financial Officer

EXHIBIT INDEX:

31.1	Certification of President of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer and Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002