Form 10-Q
period 2009-06-30
STANADYNE CORP; Stanadyne Holdings, Inc.
filed 2009-08-14
CIK 1053439, 1323274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares of the registrant’s common stock (only one class for each registrant) outstanding as of June 30, 2009:

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)

	June 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$30,594	$49,010
Accounts receivable, net of allowance for uncollectible accounts of $219 as of June 30, 2009 and $209 as of December 31, 2008	28,117	32,171
Inventories, net	28,497	28,919
Prepaid expenses and other assets	1,120	1,658
Deferred income taxes	2,834	1,606

Total current assets	91,162	113,364
Property, plant and equipment, net	76,847	80,933
Goodwill	144,575	144,575
Intangible and other assets, net	79,799	82,542

Total assets	$392,383	$421,414

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$12,514	$18,394
Accrued liabilities	23,972	30,640
Current maturities of long-term debt	9,778	13,871
Current portion of capital lease obligations	472	316

Total current liabilities	46,736	63,221
Long-term debt, excluding current maturities	259,041	258,513
Deferred income taxes	10,714	12,317
Capital lease obligations, excluding current portion	1,100	830
Other non current liabilities	46,434	49,420

Total liabilities	364,025	384,301

Commitments and Contingencies	—	—
Stockholders’ equity:
Common stock, par value $.01, 150,000,000 authorized shares, 106,505,081 issued shares, and 105,815,081 and 106,027,581 outstanding shares as of June 30, 2009 and December 31, 2008, respectively	1,065	1,065
Additional paid-in capital	54,253	54,222
Accumulated other comprehensive loss	(11,638)	(12,602)
Accumulated deficit	(14,471)	(5,266)
Treasury stock, at cost, 690,000 and 477,500 shares as of June 30, 2009 and December 31, 2008, respectively	(558)	(335)

Total Stanadyne Holdings, Inc. stockholders’ equity	28,651	37,084
Noncontrolling interest	(293)	29

Total stockholders’ equity	28,358	37,113

Total liabilities and stockholders’ equity	$392,383	$421,414

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
Net sales	$47,520	$74,555
Cost of goods sold	35,014	54,381

Gross profit	12,506	20,174
Selling, general and administrative expenses	7,607	9,679
Amortization of intangible assets	812	817
Management fees	188	187

Operating income	3,899	9,491
Interest expense	7,531	7,328

(Loss) income from operations before income tax (benefit) expense	(3,632)	2,163
Income tax (benefit) expense	(683)	1,142

Net (loss) income	(2,949)	1,021
Net loss attributable to noncontrolling interest	206	39

Net (loss) income attributable to Stanadyne Holdings, Inc.	$(2,743)	$1,060

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Net sales	$87,861	$144,985
Cost of goods sold	68,522	104,976

Gross profit	19,339	40,009
Selling, general and administrative expenses	15,211	19,145
Amortization of intangible assets	1,625	1,634
Management fees	375	375

Operating income	2,128	18,855
Interest expense	14,955	14,533

(Loss) income from operations before income tax (benefit) expense	(12,827)	4,322
Income tax (benefit) expense	(3,300)	2,401

Net (loss) income	(9,527)	1,921
Net loss attributable to noncontrolling interest	322	15

Net (loss) income attributable to Stanadyne Holdings, Inc.	$(9,205)	$1,936

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Cash flows from operating activities:
Net (loss) income	$(9,527)	$1,921
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	10,648	10,619
Amortization of debt discount and deferred financing fees	6,712	6,094
Stock-based compensation expense	31	51
Deferred income tax benefit	(2,952)	(222)
Loss on disposal of property, plant and equipment	—	56
Changes in operating assets and liabilities	(9,129)	(17,584)

Net cash (used in) provided by operating activities	(4,217)	935

Cash flows from investing activities:
Capital expenditures	(4,073)	(4,723)

Net cash used in investing activities	(4,073)	(4,723)

Cash flows from financing activities:
Payment on term loans	(9,710)	(6,200)
Proceeds from foreign term loans	—	480
Payments on foreign term loans	(75)	(146)
Proceeds from foreign overdraft facilities	264	2,260
Payments on capital lease obligations	(226)	(90)
Proceeds from exercise of stock options	—	12
Purchase of treasury stock	(223)	(66)

Net cash used in financing activities	(9,970)	(3,750)

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(18,260)	(7,538)
Effect of exchange rate changes on cash	(156)	(21)
Cash and cash equivalents at beginning of period	49,010	37,950

Cash and cash equivalents at end of period	$30,594	$30,391

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:

During the six months ended June 30, 2009 and 2008, Stanadyne Corporation entered into capital leases for new equipment resulting in capital lease obligations of $536 and $1,326, respectively.

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Non-controlling Interest	Total
December 31, 2007	$1,064	$54,085	$5,994	$(7,233)	$(229)	$76	$53,757

Net income	—	—	—	876	—	24	900
Foreign currency translation adjustment	—	—	652	—	—	—	652
Common stock issued	—	7	—	—	—	—	7
Purchase of treasury stock, at cost	—	—	—	—	(56)	—	(56)
Stock compensation expense	—	26	—	—	—	—	26

March 31, 2008	1,064	54,118	6,646	(6,357)	(285)	100	55,286

Net income (loss)	—	—	—	1,060	—	(39)	1,021
Foreign currency translation adjustment	—	—	420	—	—	—	420
Common stock issued	—	5	—	—	—	—	5
Stock compensation expense	—	25	—	—	—	—	25

June 30, 2008	$1,064	$54,148	$7,066	$(5,297)	$(285)	$61	$56,757

December 31, 2008	$1,065	$54,222	$(12,602)	$(5,266)	$(335)	$29	$37,113

Net loss	—	—	—	(6,462)	—	(116)	(6,578)
Foreign currency translation adjustment	—	—	82	—	—	—	82
Purchase of treasury stock, at cost	—	—	—	—	(223)	—	(223)
Stock compensation expense	—	16	—	—	—	—	16

March 31, 2009	1,065	54,238	(12,520)	(11,728)	(558)	(87)	30,410

Net loss	—	—	—	(2,743)	—	(206)	(2,949)
Foreign currency translation adjustment	—	—	882	—	—	—	882
Stock compensation expense	—	15	—	—	—	—	15

June 30, 2009	$1,065	$54,253	$(11,638)	$(14,471)	$(558)	(293)	$28,358

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)

	June 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$30,593	$48,844
Accounts receivable, net of allowance for uncollectible accounts of $219 as of June 30, 2009 and $209 as of December 31, 2008	28,117	32,170
Inventories, net	28,497	28,919
Prepaid expenses and other assets	1,120	1,657
Deferred income taxes	2,834	1,606

Total current assets	91,161	113,196
Property, plant and equipment, net	76,847	80,933
Goodwill	144,575	144,575
Intangible and other assets, net	78,494	81,121

Total assets	$391,077	$419,825

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts payable	$12,514	$18,394
Accrued liabilities	23,972	30,626
Current maturities of long-term debt	9,778	13,871
Current portion of capital lease obligations	472	316

Total current liabilities	46,736	63,207
Long-term debt, excluding current maturities	160,424	165,479
Deferred income taxes	21,488	21,581
Capital lease obligations, excluding current portion	1,100	830
Other non current liabilities	46,434	49,420
Due to Stanadyne Holdings, Inc.	1,235	1,302

Total liabilities	277,417	301,819

Commitments and Contingencies
Stockholder’s equity:
Common stock, par value $.01, authorized 10,000 shares, issued and outstanding 1,000 shares	—	—
Additional paid-in capital	105,000	105,000
Accumulated other comprehensive loss	(11,638)	(12,602)
Retained earnings	20,591	25,579

Total Stanadyne Corporation stockholder’s equity	113,953	117,977
Noncontrolling interest	(293)	29

Total stockholder’s equity	113,660	118,006

Total liabilities and stockholder’s equity	$391,077	$419,825

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
Net sales	$47,520	$74,555
Cost of goods sold	35,014	54,381

Gross profit	12,506	20,174
Selling, general and administrative expenses	7,587	9,663
Amortization of intangible assets	812	817
Management fees	188	187

Operating income	3,919	9,507
Interest expense	4,643	4,754

(Loss) income from operations before income tax expense	(724)	4,753
Income tax expense	93	1,832

Net (loss) income	(817)	2,921
Net loss attributable to noncontrolling interest	206	39

Net (loss) income attributable to Stanadyne Corporation	$(611)	$2,960

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Net sales	$87,861	$144,985
Cost of goods sold	68,522	104,976

Gross profit	19,339	40,009
Selling, general and administrative expenses	15,181	19,118
Amortization of intangible assets	1,625	1,634
Management fees	375	375

Operating income	2,158	18,882
Interest expense	9,258	9,452

(Loss) income from operations before income tax (benefit) expense	(7,100)	9,430
Income tax (benefit) expense	(1,790)	3,501

Net (loss) income	(5,310)	5,929
Net loss attributable to noncontrolling interest	322	15

Net (loss) income attributable to Stanadyne Corporation	$(4,988)	$5,944

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Cash flows from operating activities:
Net (loss) income	$(5,310)	$5,929
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	10,648	10,619
Amortization of deferred financing fees	1,013	1,011
Stock-based compensation expense	31	51
Deferred income tax (benefit) expense	(1,183)	1,136
Loss on disposal of property, plant and equipment	—	56
Changes in operating assets and liabilities	(9,474)	(17,862)

Net cash (used in) provided by operating activities	(4,275)	940

Cash flows from investing activities:
Capital expenditures	(4,073)	(4,723)

Net cash used in investing activities	(4,073)	(4,723)

Cash flows from financing activities:
Payments on term loan	(9,710)	(6,200)
Proceeds from foreign term loans	—	480
Payments on foreign term loans	(75)	(146)
Proceeds from foreign overdraft facilities	264	2,260
Payments on capital lease obligations	(226)	(90)

Net cash used in financing activities	(9,747)	(3,696)

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(18,095)	(7,479)
Effect of exchange rate changes on cash	(156)	(22)
Cash and cash equivalents at beginning of period	48,844	37,711

Cash and cash equivalents at end of period	$30,593	$30,210

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:

During the six months ended June 30, 2009 and 2008, Stanadyne Corporation entered into capital leases for new equipment resulting in capital lease obligations of $536 and $1,326, respectively.

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDER’S EQUITY

(UNAUDITED)

(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Non-controlling Interest	Total
December 31, 2007	$—	$105,000	$5,994	$15,344	$76	$126,414

Net income	—	—	—	2,983	24	3,007
Foreign currency translation adjustment	—	—	652	—	—	652

March 31, 2008	—	105,000	6,646	18,327	100	130,073

Net income	—	—	—	2,960	(39)	2,921
Foreign currency translation adjustment	—	—	420	—	—	420

June 30, 2008	$—	$105,000	$7,066	$21,287	$61	$133,414

December 31, 2008	$—	$105,000	$(12,602)	$25,579	$29	$118,006

Net loss	—	—	—	(4,377)	(116)	(4,493)
Foreign currency translation adjustment	—	—	82	—	—	82

March 31, 2009	—	105,000	(12,520)	21,202	(87)	113,595

Net loss	—	—	—	(611)	(206)	(817)
Foreign currency translation adjustment	—	—	882	—	—	882

June 30, 2009	$—	$105,000	$(11,638)	$20,591	$(293)	$113,660

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

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(1)    Business, Organization and Significant Accounting Policies (continued)

The following table summarizes information about 2004 Equity Incentive Plan for the three and six month periods ended June 30, 2009:

	Three Months Ended June 30, 2009
	Outstanding		Exercisable
	Stock Options	Weighted Average Exercise Price *	Stock Options	Weighted Average Exercise Price *
April 1, 2009	12,997,500	$0.54	3,071,250	$0.47
Exercised	—	—	—	—
Cancelled	—	—	—	—

June 30, 2009	12,997,500	$0.54	3,071,250	$0.47

	Six Months Ended June 30, 2009
	Outstanding		Exercisable
	Stock Options	Weighted Average Exercise Price *	Stock Options	Weighted Average Exercise Price *
January 1, 2009	14,347,500	$0.53	3,071,250	$0.47
Exercised	—	—	—	—
Cancelled	1,350,000	0.47	—	—

June 30, 2009	12,997,500	$0.54	3,071,250	$0.47

*	Represents per share price.

There were no stock options granted, exercised or cancelled during the second quarter of 2009. During the first quarter of 2009, one employee retired from the Company resulting in the cancellation of 1,350,000 unvested stock options.

As of June 30, 2009, there was $156 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the 2004 Equity Incentive Plan. The total stock-based employee compensation expense for the year ending December 31, 2009 for the stock options awarded through June 2009 is expected to be $63.

Noncontrolling Interests. Effective January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”(“SFAS 160”). In accordance with SFAS 160, the presentation and disclosure requirements were applied retrospectively for all periods presented. Accordingly, the presentation of income attributable to noncontrolling interest for the three and six month periods ended June 30, 2008 in the accompanying condensed consolidated statements of operations has been retroactively restated to conform to the 2009 presentation. In addition, the amount attributable to noncontrolling interest as of December 31, 2008 in the accompanying condensed consolidated balance sheets has been retroactively restated as a component of stockholder’s equity to conform to the 2009 presentation.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(1)    Business, Organization and Significant Accounting Policies (continued)

New Accounting Pronouncement. In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for the interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS 165 on June 30, 2009, and such adoption did not have a material impact on the Company’s condensed consolidated financial statements. The Company evaluated subsequent events through the date the accompanying condensed consolidated financial statements were issued, which was August 14, 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (SFAS 168). SFAS 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature. SFAS 168 is effective for interim and annual periods ending after September 15, 2009.

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1 and APB 28-1”). FSP SFAS 107-1 and APB 28-1 expands the fair value disclosures currently required on an annual basis for financial instruments to interim reporting periods. FP SFAS 107-1 and APB 28-1 also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP SFAS 107-1 and APB 28-1 was effective for the Company for three and six month periods ended June 30, 2009 (see Note 4).

(2)	Inventories

Components of inventories are as follows:

	As of June 30, 2009	As of December 31, 2008
Raw materials and purchased parts	$12,331	$11,152
Work-in-process	10,557	11,749
Finished goods	5,609	6,018

	$28,497	$28,919

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(3)	Intangible and Other Assets

Major components of intangible and other assets at June 30, 2009 and December 31, 2008 are listed below:

Holdings	As of June 30, 2009		As of December 31, 2008
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks / trade names	$51,100	$—	$51,100	$—
Technology / patents	24,300	10,943	24,300	10,082
Customer contracts	15,252	7,478	15,252	6,715
Debt issuance costs	18,447	10,983	18,447	9,854
Other	179	75	168	74

	$109,278	$29,479	$109,267	$26,725

Stanadyne	As of June 30, 2009		As of December 31, 2008
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks / trade names	$51,100	$—	$51,100	$—
Technology / patents	24,300	10,943	24,300	10,082
Customer contracts	15,252	7,478	15,252	6,715
Debt issuance costs	16,090	9,931	16,090	8,918
Other	179	75	168	74

	$106,921	$28,427	$106,910	$25,789

Amortization expense of intangible assets for the Company, exclusive of the amortization of debt issuance costs, was $812 and $816 for the three months ended June 30, 2009 and 2008, respectively, and $1,625 and $1,634 for the six months ended June 30, 2009 and 2008, respectively. Estimated annual amortization expense for the Company’s intangible assets is expected to be $3,249 in 2009, $3,160 in 2010, $2,944 in 2011, $2,816 in 2012 and $2,816 in 2013.

Amortization of debt discount and debt issuance costs is included as interest expense in the accompanying condensed consolidated statements of operations for Holdings of $3,391 and $3,084 for the three months ended June 30, 2009 and 2008, respectively, and $6,712 and $6,094 for the six months ended June 30, 2009 and 2008, respectively. Amortization of debt issuance costs for Stanadyne was $503 and $ 506 for the three months ended June 30, 2009 and 2008, respectively, and $1,013 and $1,011 for the six months ended June 30, 2009 and 2008, respectively. These amounts are included as interest expense in the accompanying condensed consolidated statements of operations.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(4)	Long-term Debt

Long-term debt consisted of:

	Holdings		Stanadyne
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Revolving credit lines	$—	$—	$—	$—
Term Loans	5,290	15,000	5,290	15,000
Senior Subordinated Notes	160,000	160,000	160,000	160,000
Holdings Senior Discount Notes, net of unamortized discount of $1,383 and $6,966 at June 30, 2009 and December 31, 2008	98,617	93,034	—	—
SAPL debt, payable to India Overseas Bank through 2013, bearing interest at rates ranging from 8.88% to 9.75%	1,075	957	1,075	957
SCC debt, payable to Pudong Development Bank, bearing interest at 7.62%	439	440	439	440
SpA debt payable to Italian banks through 2009, bearing interest rates ranging from 6.46% to 5.3%	3,398	2,953	3,398	2,953

Long-term debt	268,819	272,384	170,202	179,350
Less current maturities of long-term debt	9,778	13,871	9,778	13,871

Long-term debt, excluding current maturities	$259,041	$258,513	$160,424	$165,479

The fair values of the Company’s Term Loans and short-term borrowings approximated their recorded values at June 30, 2009 and December 31, 2008 based on similar borrowing agreements offered by other major institutional banks. The fair value of the Notes based on bid prices at June 30, 2009 and December 31, 2008 was approximately $124.2 million and $109.6 million, respectively. The fair value of Holdings’ Discount Notes based on bid prices at June 30, 2009 and December 31, 2008 was $44.6 million and $45.0 million, respectively.

On August 6, 2009, the Revolving Credit Line expired and on August 13, 2009, the Company entered into a new long-term revolving credit facility (See Note 9).

(5)	Pension Plans, Defined Contribution Plan and Other Postretirement Health Care and Life Insurance Pension Plans

The Company has a noncontributory defined benefit pension plan for eligible domestic employees and also has two nonqualified plans, which are designed to supplement the benefits payable to designated employees. The components of the net periodic pension expense (income) for the periods shown are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Interest cost	$1,487	$1,408	$2,915	$2,820
Expected return on plan assets	(1,082)	(1,643)	(2,146)	(3,328)
Amortization of prior service costs	566	6	1,028	15

Net periodic pension expense (income)	$971	$(229)	$1,797	$(493)

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(5)	Pension Plans, Defined Contribution Plan and Other Postretirement Health Care and Life Insurance Pension Plans (continued)

Defined Contribution Plan

The Company offers to its employees the Stanadyne Corporation Savings Plus Plan (the “401(k) Plan”). The 401(k) Plan provides for the following:

(i)	A matching contribution of 100% of employee pre-tax contributions on the first 1% of compensation and 50% of employee pre-tax contributions on the next 5% of compensation so that if an employee contributes 6% of compensation, the Stanadyne match would total 3.5% of that employee’s compensation; and

(ii)	Also, the 401(k) Plan provides for automatic enrollment at 3% of compensation for all new employees and all current employees who are not then contributing 3% or more of compensation.

Due to the downturn in business caused by the global economic recession, on March 31, 2009, Stanadyne amended the 401(k) plan to temporarily suspend the Stanadyne matching contributions beginning May 16, 2009. The 401(k) plan expense representing the Company’s cost for matching contributions was $0.2 million and $0.4 million for the three months ended June 30, 2009 and 2008, and $0.5 million and $0.9 million for the six months ended June 30, 2009 and 2008, respectively.

Postretirement Health Care and Life Insurance

The Company’s domestic subsidiaries make available certain health care and life insurance benefits for eligible retired employees. The components of the net periodic (benefit) expense for the periods shown were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Service cost	$12	$38	$23	$86
Interest cost	47	87	104	197
Recognized net actuarial income	(256)	(164)	(459)	(228)

Net periodic postretirement (benefit) expense	$(197)	$(39)	$(332)	$55

(6)	Reorganization and Contingencies

During the second quarter of 2009, as a part of its strategic plan and cost reduction initiatives, the Company decided to consolidate its U.S. based manufacturing capacity. This will result in the closure of manufacturing operations in the Company’s Windsor, Connecticut location by mid-2011 and expansion of its operations in its North Carolina locations. The Company incurred $0.2 million in reorganization costs related to this consolidation in the second quarter of 2009, primarily for staffing to manage the project and costs to relocate equipment. These costs are reflected as a component of selling, general and administrative expenses within the accompanying condensed consolidated statements of operations. On June 23, 2009, the Company announced that hourly and salaried employees of the Windsor, Connecticut workforce that will be displaced by this consolidation will receive compensation, based on years of service and skill level, if they remain employed until their positions are eliminated. This “completion bonus” is projected to approximate $2.4 million.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(6)	Reorganization and Contingencies (continued)

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

The Company estimates and records the liability associated with its manufactured products at the time they are sold. The changes in the Company’s warranty liability are provided below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Warranty liability, beginning of period	$1,132	$1,456	$1,086	$2,536
Warranty expense based on products sold	204	740	408	980
Warranty claims paid	(206)	(288)	(364)	(1,608)

Warranty liability, end of period	$1,130	$1,908	$1,130	$1,908

The Company’s warranty accrual is included as a component of accrued liabilities on the condensed consolidated balance sheets.

(7)	Comprehensive (Loss) Income

Comprehensive (loss) income is as follows:

	Holdings
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net (loss) income	$(2,743)	$1,060	$(9,205)	$1,936
Other comprehensive income:
Foreign currency translation adjustments	882	420	964	1,072

Comprehensive (loss) income	$(1,861)	$1,480	$(8,241)	$3,008

	Stanadyne
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net (loss) income	$(611)	$2,960	$(4,988)	$5,944
Other comprehensive income:
Foreign currency translation adjustments	882	420	964	1,072

Comprehensive (loss) income	$271	$3,380	$(4,024)	$7,016

(8)	Segments

The Company has one reportable segment which it refers to as “Precision Products”. Precision Products manufactures its own proprietary products including fuel pumps for diesel and gasoline engines, injectors and filtration systems for diesel engines, and various non-proprietary products manufactured under contract for other companies. The Company’s proprietary products currently account for the majority of Precision Products’ sales.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(9)	Subsequent Event

On August 13, 2009, Stanadyne (as borrower) and SAHC (as guarantor) entered into a new revolving credit agreement with Wells Fargo Foothill, LLC (“U.S. Revolver”). This U.S. Revolver replaced the Revolving Credit Line that expired on August 6, 2009 which was part of the Company’s senior credit facility with Goldman Sachs and CIT Group. The U.S. Revolver provides for borrowings of $30 million and is secured by all Stanadyne and SAHC assets, as well as a pledge of 65% of Stanadyne’s stock in SpA, SAPL, and SCC. The U.S. Revolver is comprised of a domestic inventory accounts receivable facility, a domestic fixed asset facility and a foreign accounts receivable sub-facility guaranteed by the United States Export Import Bank. In conjunction with the completion of the agreement for the new U.S. Revolver, the Company retired the remaining $5.3 million outstanding under the Term Loan using cash on hand. Interest on borrowings under the U.S. Revolver is at either the Base Rate (as defined by the agreement) or three month LIBOR, plus an applicable margin ranging between 3.75% and 4.25%, depending on the level of excess availability. All borrowings under the U.S. Revolver become due and payable on August 13, 2013. The U.S. Revolver is subject to a fixed charge coverage ratio covenant test, as well as certain other affirmative and negative covenants common to an asset backed loan agreement. The U.S. Revolver also allows dividends and other payments to be made by Stanadyne to Holdings, subject to certain limitations.

In connection with this new loan agreement, the Company made two changes. First, SAHC changed its legal name to Stanadyne Intermediate Holding Corp. (“SIHC”) to better reflect its positioning in the overall corporate structure. Second, the former Precision Engine Products Corp. entity was formally dissolved on July 22, 2009.

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

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Balance Sheet June 30, 2009
	Stanadyne Corporation Parent	Subsidiary Guarantor		Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$29,148	$—		$583	$862	(a)	$30,593
Accounts receivable, net	23,409	—		4,708	—		28,117
Inventories	22,653	—		6,146	(302	) (a)	28,497
Other current assets	1,955	—		1,999	—		3,954

Total current assets	77,165	—		13,436	560		91,161
Property, plant and equipment, net	52,583	—		24,264	—		76,847
Intangible and other assets, net	217,455	—		6,314	(700)		223,069
Intercompany accounts	25,903	—		—	(25,903	) (b)	—

Total assets	$373,106	$—		$44,014	$(26,043)		$391,077

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$30,805	$—	(c)	$5,686	$(5	) (a)	$36,486
Current maturities of long-term debt and capital lease obligations	5,291	—		4,959	—		10,250

Total current liabilities	36,096	—		10,645	(5)		46,736
Long-term debt and capital lease obligations	160,000	—		1,524	—		161,524
Other non-current liabilities	63,057	—	(c)	5,566	(701)		67,922
Intercompany accounts	—	—		5,100	(3,865)		1,235	(d)
Total Stanadyne stockholder’s equity	113,953	—		21,179	(21,179)		113,953
Noncontrolling interest	—	—			(293)		(293)

Total liabilities and stockholder’s equity	$373,106	$—		$44,014	$(26,043)		$391,077

(a)	Amounts represent the elimination of intercompany transactions.
(b)	Elimination of investments in subsidiaries of the Parent.
(c)	Certain liabilities retained by the Subsidiary Guarantor following the sale of that business are included within the accounts shown for the Parent.
(d)	Amount due to Stanadyne Holdings, Inc.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(10)	Supplemental Consolidating Condensed Financial Statements (continued)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Balance Sheet Year Ended December 31, 2008
	Stanadyne Corporation Parent	Subsidiary Guarantor		Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
ASSETS
Cash and cash equivalents	$47,067	$—		$793	$984		$48,844
Accounts receivable, net	25,054	—		7,116	—		32,170
Inventories, net	23,416	—		5,403	100	(a)	28,919
Other current assets	2,502	—		761	—		3,263

Total current assets	98,039	—		14,073	1,084		113,196
Property, plant and equipment, net	58,497	—		22,436	—		80,933
Intangible and other assets, net	220,093	—		6,268	(665)		225,696
Intercompany accounts	25,531	—		—	(25,531	) (b)	—

Total assets	$402,160	$—		$42,777	$(25,112)		$419,825

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued liabilities	$41,430	$—	(c)	$7,854	$(264)		$49,020
Current maturities of long-term debt and capital lease obligations	10,000	—		4,187	—		14,187

Total current liabilities	51,430	—		12,041	(264)		63,207
Long-term debt and capital lease obligations	165,000	—		479	—		165,479
Other non-current liabilities	66,451	—	(c)	6,045	(665)		71,831
Intercompany accounts	1,302	—		4,006	(4,006)		1,302	(d)
Total Stanadyne stockholder’s equity	117,977	—		20,206	(20,206	) (b)	117,977

Noncontrolling interest	—	—		—	29		29
Total equity	117,977	—		20,206	(20,177)		118,006

Total liabilities and stockholder’s equity	$402,160	$—		$42,777	$(25,112)		$419,825

(a)	Amount represents the elimination of intercompany transactions.
(b)	Elimination of investment in subsidiaries of the Parent.
(c)	Certain liabilities retained by the Subsidiary Guarantor following the sale of that business are included within the accounts shown for the Parent.
(d)	Amount due to Stanadyne Holdings, Inc.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(10)	Supplemental Consolidating Condensed Financial Statements (continued)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Operations Three Months Ended June 30, 2009
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$44,518	$—	$3,857	$(855	) (a)	$47,520
Cost of goods sold	30,767	—	4,979	(732	) (a)	35,014

Gross profit (loss)	13,751	—	(1,122)	(123)		12,506
Selling, general, administrative and other operating expenses	7,856	—	731	—		8,587

Operating income (loss)	5,895	—	(1,853)	(123)		3,919
Interest expense	4,530	—	113	—		4,643

Income (loss) from operations before income tax benefit and noncontrolling interest	1,365	—	(1,966)	(123)		(724)
Income tax expense (benefit)	509	—	(416)	—		93
Subsidiary losses	(1,550)	—	—	1,550		—

Net loss	(694)	—	(1,550)	1,427		(817)
Net loss attributed to noncontrolling interest	—	—	—	206		206

Net loss attributed to Stanadyne Corporation	$(694)	$—	$(1,550)	$1,633		$(611)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Operations Three Months Ended June 30, 2008
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$67,505	$—	$8,903	$(1,853	) (a)	$74,555
Cost of goods sold	47,502	—	8,771	(1,892	) (a)	54,381

Gross profit	20,003	—	132	39		20,174
Selling, general, administrative and other operating expenses	9,887	—	780	—		10,667

Operating income (loss)	10,116	—	(648)	39		9,507
Interest expense	4,649	—	105	—		4,754

Income (loss) before income tax expense (benefit) and noncontrolling interest	5,467	—	(753)	39		4,753
Income tax expense (benefit)	1,966	—	(134)	—		1,832

Net income (loss)	3,501	—	(619)	39		2,921
Net loss attributed to noncontrolling interest	—	—	—	39		39

Net income attributed to Stanadyne Corporation	$3,501	$—	$(619)	$78		$2,960

(a)	Elimination of intercompany sales and cost of goods sold.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(10)	Supplemental Consolidating Condensed Financial Statements (continued)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Operations Six Months Ended June 30, 2009
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$81,324	$—	$8,433	$(1,896	) (a)	$87,861
Cost of goods sold	59,341	—	10,898	(1,717	) (a)	68,522

Gross profit (loss)	21,983	—	(2,465)	(179)		19,339
Selling, general, administrative and other operating expenses	15,734	—	1,447	—		17,181

Operating income (loss)	6,249	—	(3,912)	(179)		2,158
Interest expense	9,007	—	251	—		9,258

Loss from operations before income tax benefit and noncontrolling interest	(2,758)	—	(4,163)	(179)		(7,100)
Income tax benefit	802	—	988	—		1,790
Subsidiary losses	(3,175)	—	—	3,175		—

Net loss	(5,131)	—	(3,175)	2,996		(5,310)
Net loss attributed to noncontrolling interest	—	—	—	322		322

Net loss attributed to Stanadyne Corporation	$(5,131)	$—	$(3,175)	$3,318		$(4,988)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Operations Six Months Ended June 30, 2008
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$132,201	$—	$17,069	$(4,285	) (a)	$144,985
Cost of goods sold	92,359	—	16,953	(4,336	) (a)	104,976

Gross profit	39,842	—	116	51		40,009
Selling, general, administrative and other operating expenses	19,441	—	1,686	—		21,127

Operating income (loss)	20,401	—	(1,570)	51		18,882
Interest expense, net	9,249	—	203	—		9,452

Income (loss) before income tax expense (benefit) and noncontrolling interest	11,152	—	(1,773)	51		9,430
Income tax expense (benefit)	3,923	—	(422)	—		3,501

Net income (loss)	7,229	—	(1,351)	51		5,929
Net loss attributed to noncontrolling interest	—	—	—	15		15

Net income attributed to Stanadyne Corporation	$7,229	$—	$(1,351)	$66		$5,944

(a)	Elimination of intercompany sales and cost of goods sold.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(10)	Supplemental Consolidating Condensed Financial Statements (continued)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Cash Flows Six Months Ended June 30, 2009
	Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations	Stanadyne Corporation & Subsidiaries
Cash flows from operating activities:
Net loss	$(5,131)	$—	$(3,175)	$2,966	$(5,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,649	—	1,999	—	10,648
Amortization of deferred financing fees	1,013	—	—	—	1,013
Stock-based compensation expense	31	—	—	—	31
Deferred tax benefit	(56)	—	(1,127)	—	(1,183)
Subsidiary losses	3,175	—	—	(3,175)	—
Changes in operating assets and liabilities	(10,316)	—	642	200	(9,474)

Net cash used in operating activities	(2,635)	—	(1,661)	21	(4,275)

Cash flows from investing activities:
Capital expenditures	(2,561)	—	(1,512)	—	(4,073)
(Investment in) distribution from subsidiary	(3,010)	—	3,010	—	—

Net cash (used in) provided by investing activities	(5,571)	—	1,498	—	(4,073)

Cash flows from financing activities:
Payments on debt	(9,710)	—	(37)	—	(9,747)

Net cash used in financing activities	(9,710)	—	(37)	—	(9,747)

Net decrease in cash and cash equivalents	(17,916)	—	(200)	21	(18,095)
Effect of exchange rate changes on cash	(2)	—	(10)	(144)	(156)
Cash and cash equivalents at beginning of period	47,066	—	793	985	48,844

Cash and cash equivalents at end of period	$29,148	$—	$583	$862	$30,593

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(10)	Supplemental Consolidating Condensed Financial Statements (concluded)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Cash Flows Six Months Ended June 30, 2008
	Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations	Stanadyne Corporation & Subsidiaries
Cash flows from operating activities:
Net income (loss)	$7,229	$—	$(1,351)	$51	$5,929
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,642	—	1,977	—	10,619
Amortization of debt discount and deferred financing fees	1,011	—	—	—	1,011
Loss on disposal of property and equipment	25		31	—	56
Stock-based compensation expense	51	—	—	—	51
Deferred tax expense (benefit)	1,733	—	(597)	—	1,136
Changes in operating assets and liabilities	(14,832)	—	(3,186)	156	(17,862)

Net cash provided by (used in) operating activities	3,859	—	(3,126)	207	940

Cash flows from investing activities:
Capital expenditures	(2,416)	—	(1,698)	(609)	(4,723)
Investment in subsidiary	(825)		—	825	—

Net cash used in investing activities	(3,241)	—	(1,698)	216	(4,723)

Cash flows from financing activities:
Net (payments on) proceeds from debt	(7,177)	—	2,872	609	(3,696)
Proceeds from parent	—	—	825	(825)	—

Net cash (used in) provided by financing activities	(7,177)	—	3,697	(216)	(3,696)

Net decrease in cash and cash equivalents	(6,559)	—	(1,127)	207	(7,479)
Effect of exchange rate changes on cash	7	—	29	(58)	(22)
Cash and cash equivalents at beginning of period	34,900	—	1,915	896	37,711

Cash and cash equivalents at end of period	$28,348	$—	$817	$1,045	$30,210

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The onset of a global economic recession in late 2008 continued to negatively impact demand for our products in the second quarter of 2009. Lower end market demand for our products in the agriculture, construction and automotive industries, resulted in sales totaling $47.5 million in the second quarter of 2009, reflecting a decrease of $27.0 million and 36.3% from the second quarter of 2008 sales of $74.6 million. While significantly less than prior year second quarter, sales in the most recent quarter were $7.2 million and 17.8% greater than sales in the first quarter of 2009 which was negatively impacted by both lower end market demand as well as inventory reductions throughout the supply chain. Year-over-year second quarter sales were lower for virtually every market, customer and industry we serve, except for sales of our gasoline direct injection pump sold to Daimler AG (“Daimler”) that increased by $4.6 million reflecting the expanded product offering to include the Mercedes C and E-class vehicles.

Our operating income for the second quarter of 2009 totaled $3.9 million and 8.2% of net sales, reflecting an improvement of $5.7 million from the operating loss of $1.8 million reported in the first quarter of 2009. Cost reduction actions taken this year included permanent staff reductions, temporary furloughs of personnel on an as-needed basis, wage and salary reductions ranging from 3-15%, and several other austerity measures targeting savings in utilities, travel, benefits, professional fees and other costs.

During the second quarter of 2009, as a part of its strategic plan and cost reduction initiatives, the Company decided to consolidate its U.S. based manufacturing capacity. This will result in the closure of manufacturing operations in our Windsor, Connecticut location by mid-2011 as well as expansion of operations in our North Carolina locations. We incurred $0.2 million in reorganization costs related to this consolidation in the second quarter of 2009, primarily involving staffing to manage the project and cost to relocate equipment. On June 23, 2009, the Company announced that hourly and salaried employees of the Windsor, Connecticut based workforce displaced by this consolidation would receive compensation, based on years of service and skill level, if they remained employed until their positions were eliminated. This “completion bonus” is projected to approximate $2.4 million.

In order to better position for growth in emerging markets, we intend to expand our operations in Chennai, India and Changshu, China to accommodate the needs of the local markets for diesel fuel injection equipment. These expanded operations are expected to be completed by mid 2010. We incurred $0.3 million in cost during the second quarter of 2009, primarily for staffing to manage the project and site preparations of a non-capital nature.

The Company’s liquidity remains strong. Despite lower levels of business this year, reduced levels of working capital in the first six months of 2009 helped limit cash consumed by operations to $4.2 million. We made $4.1 million in capital expenditures this year and reduced our Term Debt by $9.7 million in the second quarter of 2009, based on excess cash flow generated in 2008, while still maintaining $30.6 million of cash on hand as of June 30, 2009. Availability under the U.S.-based Revolving Credit Facility totaled $23.4 million as of June 30, 2009. On August 13, 2009, we entered into a new revolving credit agreement with Wells Fargo Foothill, LLC (“U.S. Revolver”). This U.S. Revolver replaced the U.S.-based Revolving Credit Line which was part of our senior credit facility with CIT Group that expired on August 6, 2009. The U.S. Revolver provides for borrowings of $30 million and is guaranteed by SAHC and secured by all Stanadyne and SAHC assets, as well as a pledge of 65% of Stanadyne’s stock in SpA, SAPL, and SCC. The U.S. Revolver also allows dividends and other payments to be made by Stanadyne to Holdings, subject to certain limitations. Concurrent with entering into the agreement for the

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

U.S. Revolver, we also repaid the remaining balance of $5.3 million of the term loans outstanding on our senior credit facility using cash on hand.

Basis of Presentation

The following table displays unaudited information for the three and six month periods ended June 30, 2009 and 2008 for Holdings and Stanadyne. Amounts are presented in thousands of dollars and as a percentage of net sales. Historical results and percentage relationships are not necessarily indicative of the results that may be expected for any future period.

	Holdings
	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008		Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
	$	%	$	%	$	%	$	%
Net sales	47,520	100.0	74,555	100.0	87,861	100.0	144,985	100.0
Cost of goods sold	35,014	73.7	54,381	72.9	68,522	78.0	104,976	72.4
Gross profit	12,506	26.3	20,174	27.1	19,339	22.0	40,009	27.6
SG&A	7,610	16.0	9,679	13.0	15,211	17.3	19,145	13.2
Amortization of intangibles	809	1.7	817	1.1	1,625	1.8	1,634	1.1
Management fees	188	0.4	187	0.3	375	0.4	375.3
Operating income	3,899	8.2	9,491	12.7	2,128	2.4	18,855	13.0
Net (loss) income	(2,949)	(6.2)	1,021	1.4	(9,527)	(10.8)	1,921	1.3

	Stanadyne
	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008		Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
	$	%	$	%	$	%	$	%
Net sales	47,520	100.0	74,555	100.0	87,861	100.0	144,985	100.0
Cost of goods sold	35,014	73.7	54,381	72.9	68,522	78.0	104,976	72.4
Gross profit	12,506	26.3	20,174	27.1	19,339	22.0	40,009	27.6
SG&A	7,590	16.0	9,663	13.0	15,181	17.3	19,118	13.2
Amortization of intangibles	809	1.7	817	1.1	1,625	1.8	1,634	1.1
Management fees	188	0.4	187	0.3	375	0.4	375	0.3
Operating income	3,919	8.2	9,507	12.8	2,158	2.5	18,882	13.0
Net (loss) income	(817)	(1.7)	2,921	3.9	(5,310)	(6.0)	5,929	4.1

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Comparison of Results of Operations:

The Three Months Ended June 30, 2009 for Holdings and Stanadyne

Compared to

The Three Months Ended June 30, 2008 for Holdings and Stanadyne

Net Sales. Sales in the second quarter of 2009 totaled $47.5 million and were $27.0 million or 36.3% less than sales of $74.6 million in the second quarter of 2008. The global recession continued to affect customer demand in our major end markets in the second quarter of 2009. With very few exceptions, we experienced reduced sales to our major customers from 30% to 70% when compared to the same period in 2008. Sales to the original equipment manufacturer (“OEM”) market decreased by $18.6 million or 43.7%, while sales to the service markets were slightly less impacted by the recession, decreasing by $8.4 million or 26.3%.

Sales to OEM customers totaled $24.0 million and represented 50.5% of our second quarter 2009 revenues as compared to $42.6 million and 57.2% of our second quarter 2008 revenues. Demand from all of our diesel products OEM customers was lower in the second quarter of 2009 when compared to the same period last year. OEM sales to Deere and Company (“Deere”) were $6.6 million less in the second quarter of 2009 when compared to the second quarter of 2008 due to depressed end market demand in the agriculture and construction businesses. Sales of diesel fuel pumps to General Engine Products (“GEP”) for the HMMWV were only $0.9 million or 16.3% less in the second quarter of 2009 when compared to the same period in the prior year. Only sales of our high pressure gasoline injection pump to Daimler increased by $4.6 million in the second quarter of 2009 when compared to the second quarter of 2008, reflecting the expanded product offering to include the Mercedes C and E-class vehicles.

Sales to the service markets in the second quarter of 2009 totaled $23.5 million and 49.5% of total revenues, reflecting a decrease of $8.4 million or 26.3% from the $31.9 million and 42.8% of prior year second quarter revenues. Lower service demand from Deere resulted in $3.0 million lower second quarter sales. A decrease in service orders from General Motors Service Parts Organization resulted in a $3.1 million decrease in sales in the second quarter of 2009 when compared to the same period a year ago. Sales to our central distributors, which comprise our independent service network, were only $0.6 million lower in the second quarter, indicating some recovery in demand from the prior quarter.

Sales in the second quarter of 2009 when compared to the same period a year ago reflected decreases in all of our major product lines, including diesel fuel pumps, filters, diesel fuel injectors, and Precision Components and Assembly (“PCA”) products. As discussed above, only sales of our high pressure gasoline pumps reflected a second quarter year-over-year increase.

Gross Profit. Gross profit totaled $12.5 million and 26.3% of net sales in the second quarter of 2009, as compared to $20.2 million and 27.1% of net sales in the second quarter of 2008. Lower sales volume in both the OEM and service markets resulted in $11.8 million lower gross profit in the second quarter of 2009. Aggressive cost reduction actions taken this year in response to the impact the economic recession has had on our businesses have helped to preserve the gross profit margin as a percent of sales at a level comparable to the second quarter of 2008. A combination of staff reductions to more closely match the lower sales demand in the second quarter of 2009, wage and salary reductions, elimination of overtime premiums, a suspension of certain employee benefits and a number of austerity measures taken at all locations, helped reduce manufacturing costs in our India, Italy and U.S. operations by a combined $4.2 million when compared to the same period a year ago. These savings were partially offset by $0.2 million higher overhead costs in the second quarter of 2009 in our China facility, as compared to the second quarter 2008 pre-production period.

Selling, General and Administrative Expenses (“SG&A”). SG&A decreased by $2.1 million to $7.6 million and 16.0% of net sales in the second quarter of 2009 from $9.7 million and 13.0% of second quarter sales in 2008. Cost reduction actions taken earlier in the year in response to the depressed business levels contributed to a $2.3 million reduction in overall SG&A costs in the second quarter of 2009 when compared to SG&A costs in the second quarter of 2008. Additional savings recognized in the second quarter of 2009 included $0.2 million lower freight on sales and $0.2 million from favorable cost trends in the retiree health benefit plans. SG&A costs increased in the second quarter of 2009 from the same period a year ago as the Company incurred $0.2 million for the recently announced

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

consolidation of its U.S. manufacturing operations and $0.3 million for expansion of operations in its China and India-based operations.

Amortization of Intangible Assets. Amortization of intangible assets totaled $0.8 million in the second quarter of 2009 and was unchanged from the amount for the second quarter of 2008.

Operating Income. Our operating income in the second quarter of 2009 totaled $3.9 million and 8.2% of net sales as compared to operating income of $9.5 million and 12.8% of net sales in the second quarter of 2008. This $5.6 million decrease in year-over-year second quarter operating income was driven by $7.7 million lower gross profit due primarily to lower sales volumes, partially offset by $2.1 million lower SG&A resulting from management’s aggressive cost reduction actions.

Net (Loss) Income. Net loss for Stanadyne in the second quarter of 2009 totaled $0.8 million and 1.7% of net sales versus net income of $2.9 million and 3.9% of net sales in the second quarter of 2008. The $3.7 million erosion in net income was due to $5.6 million lower operating income, partially offset by $0.1 million less interest expense on lower outstanding debt and $1.8 million in lower income tax expense on reduced earnings.

Net loss for Holdings in the second quarter of 2009 totaled $2.9 million and was $2.1 million less than the net loss reported for Stanadyne due to $2.9 million of additional interest expense on the Discount Notes, partially offset by $0.8 million of income tax benefits.

The Six Months Ended June 30, 2009 for Holdings and Stanadyne

Compared to

The Six Months Ended June 30, 2008 for Holdings and Stanadyne

Net Sales. Net sales for the six months ended June 30, 2009 totaled $87.9 million and was $57.1 million or 39.4% less than sales of $145.0 million for the comparable period in 2008. The global recession has had a severe negative impact on customer demand in all of our primary end markets for agricultural, industrial and construction equipment. This broad-based decline in market demand lead to lower sales to both our OEM and service customers during the first six months of 2009.

OEM sales represented 49.6% of our total sales in the first six months of 2009 as compared to 55.8% in the same period of 2008. Sales to our OEM customers were $37.4 million less in the first half of 2009, due primarily to $14.6 million lower sales to Deere. Demand from Deere decreased for our products used in their construction and forestry equipment as well as utility tractors. Lower demand from our other major OEM customers including Caterpillar, Cummins, Inc., AGCO SISU POWER, Perkins Engines Co. Ltd., Lombardini SRL, Iveco S.p.A., Case New Holland and J C Bamford Excavators Ltd combined for a $23.1 million decrease in sales during the first six months of 2009 as compared to the same period in the prior year. Sales to GEP for fuel pumps used in the military HMMWV were $1.7 million less in the first six months of 2009. The only significant increase in OEM business during the first six months of 2009 was for our high pressure gasoline pump sold to Daimler, where an expanded product offering of the gasoline direct injected engine to include the Mercedes C and E-class vehicles resulted in $4.9 million higher sales as compared to the same period of 2008.

Sales to the service markets represented 50.4% of our total sales in the first six months of 2009 as compared to only 44.2% in the same period of 2008. Sales to our service customers decreased $19.8 million or 30.8% in the first half of 2009 versus the first half of 2008. Service sales to Deere accounted for $8.8 million of this difference. Service orders from General Motors Corporation for fuel pumps in the first six months of 2009 were $6.3 million lower when compared to the same period a year earlier. The balance of the reduction in service sales in the first six months of the year was due to lower demand from our independent service network and our aftermarket fuel filter customers.

Sales in the first six months of 2009 reflected lower sales in all of our major product lines, including fuel pump, fuel injectors, fuel filters, and PCA products. As discussed above, only sales of our high pressure gasoline pumps reflected a year-over-year increase.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Gross Profit. Gross profit in the first six months of 2009 totaled $19.3 million and 22.0% of net sales compared to $40.0 million and 27.6% of net sales in the first six months of 2008. Lower sales volume in the first six months of 2009 when compared to the same period of 2008, resulted in $26.5 million lower gross profit. Aggressive cost reduction actions taken this year in response to the impact the economic recession has had on our businesses have helped to offset the impact on earnings caused by the much lower sales volumes. In order to more closely match our costs to the lower sales volumes this year, we reduced staffing levels, utilized temporary furloughs, reduced wages and salaries, minimized overtime premiums in our factories, suspended certain employee benefits to generate combined reduction in labor costs of $5.2 million in the first six months of 2009. Severance costs related to the permanent staff reductions totaled $0.4 million in the first six months of 2009. A number of austerity measures, taken at all locations, helped further reduce factory overhead costs at all of our global locations during the first six months of 2009 by a combined $1.8 million when compared to the same period a year ago. These savings were partially offset by $0.6 million higher overhead costs this year in our China facility, as compared to the first six months of 2008 during our pre-production period.

Selling, General and Administrative Expenses (“SG&A”) totaled $15.2 million and 17.3% of net sales in the first six months of 2009, as compared to $19.1 million and 13.2% of net sales for the same period in 2008. The lower business levels in 2009 were balanced through a combination of cost saving measures including staff reductions, a graduated salary reduction of 4-15%, and suspension of certain employee benefits that contributed to $2.2 million lower labor costs in the first six months of 2009. Freight on sales was $0.5 million less in the first six months of 2009 when compared to the same period a year ago, due primarily to the depressed sales volumes. Lower R&D expenses and favorable cost trends in retiree health benefit plans in the first six months of 2009 contributed $0.8 million to the overall decrease in SG&A costs. SG&A costs were less this year when compared to 2008 when $0.3 million in costs were incurred for the closure of our former Trappes, France office. Additional year-over-year savings of $0.8 million in SG&A costs were realized from a number of austerity measures. All of these savings were partially offset by $0.5 million of costs incurred for the recently announced consolidation of our U.S. manufacturing operations and $0.5 million for expansion of operations in our China and India operations.

Amortization of Intangible Assets. Amortization of intangible assets totaled $1.6 million through the first six months of 2009 and was unchanged from the amount in the first half of 2008.

Operating Income. Operating income for the first six months of 2009 totaled $2.2 million and 2.5% of net sales and was $16.7 million less than the $18.9 million and 13.0% of net sales in the first six months of 2008. This decrease in 2009 operating income was driven by $20.7 million lower gross profit due primarily to lower sales volumes, partially offset by $3.8 million lower SG&A resulting from management’s aggressive cost reduction actions.

Net Income. Net loss for Stanadyne for the first six months of 2009 totaled $5.3 million and 6.0% of sales versus net income of $5.9 million and 4.1% of sales for the first six months of 2008. This $11.2 million decrease in net income was due to $16.7 million lower operating income on depressed business levels, partially offset by $0.2 million less interest expense on lower outstanding debt and $5.3 million in lower income tax expense on reduced earnings.

Net loss for Holdings in the first six months of 2009 totaled $9.5 million and was $4.2 million more than the net loss reported for Stanadyne due to $5.7 million of additional interest expense on the Discount Notes, partially offset by $1.5 million of income tax benefits. Net income for Holdings in the first six months of 2008 totaled $1.9 million and was $4.0 million less than the amount reported for Stanadyne due to $5.1 million of additional interest expense on the Discount Notes, partially offset by $1.1 million of income tax benefits.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents on hand, which totaled $30.6 million on June 30, 2009, and cash flows from operations. Cash equivalents as of June 30, 2009 represent commercial paper and certificates of deposit. Stanadyne also maintains a U.S.-based revolving credit facility under which $23.4 million was available for borrowing as of June 30, 2009, of which $6.4 million was used to secure standby letters of credit. We occasionally utilize capital leasing, and for our foreign operations in Italy and India maintain a combination of overdraft, working capital and term loan facilities with local financial institutions on an as-needed basis.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

On August 13, 2009, Stanadyne (as borrower) and SAHC (as guarantor) entered into a new revolving credit agreement with Wells Fargo Foothill, LLC (“U.S. Revolver”). This U.S. Revolver replaced the Revolving Credit Line that expired on August 6, 2009 which was part of the Company’s senior credit facility with Goldman Sachs and CIT Group. The U.S. Revolver provides for borrowings of $30 million and is secured by all Stanadyne and SAHC assets, as well as a pledge of 65% of Stanadyne’s stock in SpA, SAPL, and SCC. The U.S. Revolver is comprised of a domestic inventory accounts receivable facility, a domestic fixed asset facility and a foreign accounts receivable sub-facility guaranteed by the United States Export Import Bank. In conjunction with the completion of the agreement for the new U.S. Revolver, the Company retired the remaining $5.3 million outstanding under the Term Loan using cash on hand. Interest on borrowings under the U.S. Revolver is at either the Base Rate (as defined by the agreement) or three month LIBOR, plus an applicable margin ranging between 3.75% and 4.25%, depending on the level of excess availability. All borrowings under the U.S. Revolver become due and payable on August 13, 2013. The U.S. Revolver is subject to a fixed charge coverage ratio covenant test, as well as certain other affirmative and negative covenants common to an asset backed loan agreement. The U.S. Revolver also allows dividends and other payments to be made by Stanadyne to Holdings, subject to certain limitations.

Indebtedness for Stanadyne as of June 30, 2009 totaled $170.2 million and was comprised of $160.0 million of Notes, $5.3 million in domestic term loans, no borrowings under the domestic Revolving Credit Line, $4.4 million in foreign overdraft and revolving credit facilities and $0.5 million in foreign term loans. Unless the availability of funds under the Revolving Credit Line is less than $5.0 million, the U.S.-based Senior Credit Facilities are not subject to financial covenants. Excess Cash Flow, as defined by the terms of the Senior Credit Facility, generated in 2008 resulted in a term loan payment of $9.7 million in the second quarter of 2009.

Indebtedness for Holdings as of June 30, 2009 totaled $268.8 million, comprised of the same debt balances for Stanadyne, plus an additional $98.6 million of Discount Notes. The Discount Notes will accrete interest to a total face value of $100.0 million in August, 2009, after which time the 12% coupon will be payable semi-annually beginning in February, 2010. Holdings has no independent financial resources of its own. The Senior Credit Facilities and the indenture governing the Notes limit the ability of Stanadyne and its subsidiaries to pay dividends or make other distributions to Holdings. There were no dividends paid to Holdings by any of its direct or indirect subsidiaries during the six months ended June 30, 2009.

Cash Flows from Operating Activities. Stanadyne’s cash flows from operating activities consumed $4.3 million in cash during the six months ended June 30, 2009 as compared to $0.9 million cash generated during the same period of 2008. Lower operating profit on reduced business levels in the first six months of 2009 was partially offset by lower cash requirements for working capital accounts.

Changes in asset and liability accounts, primarily working capital accounts, required $8.4 million less cash in the first six months of 2009 versus the comparable period in 2008.

•

Positive cash flows from changes in accounts receivable were $7.1 million greater in the first six months of 2009, as customer receivables decreased proportionately with the lower levels of sales in the first six months of 2009 as compared to the same period in 2008.

•

Cash flows from changes in inventory levels required $4.3 million less cash in the first six months of 2009 as compared to the first six months of 2008. Lower customer demand in 2009 resulted in reduced inventory levels at all locations. While inventory levels have decreased since the end of 2008, they were not entirely aligned with this lower customer demand as of June 30, 2009, as reflected in erosion in the turnover to 6.9x in 2009 from 7.8x in 2008. We continue to target further reductions in our U.S. and Italy-based inventories in the third quarter.

•

Cash flows from changes in accounts payable balances consumed $0.1 million more cash in the first six months of 2009 than the same period in 2008. The year-to-year change reflected declining accounts payable balances on reduced business levels in the first half of 2009.

•

Cash flows from changes in other accrued liabilities in the first six months of 2009 consumed $2.9 million more cash than in the comparable period of 2008, due primarily to differences in timing of disbursements between the

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

two periods, as well as disbursement of the performance bonus payments this year with no offsetting increase in the bonus liability as it is expected that no bonuses will be earned in 2009.

Cash flows from operating activities for Holdings for the first six months of 2009 were substantially the same as the amounts reported for Stanadyne.

Cash Flows from Investing Activities. Cash flows from investing activities for the first six months of 2009 were limited to $4.1 million in capital expenditures in the first six months of 2009 and were $0.6 million less than the $4.7 million in capital expenditures in the first six month of 2008. Capital expenditures in 2009 reflected necessary investments in equipment to support our global operations in the U.S., China, India and Italy.

Cash Flows from Financing Activities. Cash flows from financing activities for the Company in the first six months of 2009 consumed $9.7 million in cash compared to $3.7 million of cash consumed by financing activities in the first six months of 2008.

Cash flows from financing activities in our U.S. based operations in the first six months of 2009 and 2008 were comprised of reductions in term debt of $9.7 million and $6.2 million, respectively, based on the terms of the Senior Credit Facility related to excess cash flow generated in 2008 and 2007. There were no borrowings under the U.S. based revolving credit line as of June 30, 2009 and 2008, which after reductions for outstanding letters of credit, provided available liquidity of $17.0 million and $24.7 million at each date, respectively.

Cash flows from financing activities in our foreign operations in the first six months of 2009 included a $0.1 million increase in overdraft borrowings at SpA as well as payments of capital lease obligations totaling $0.2 million. Increased overdraft borrowings at SpA were used to support working capital requirements. Cash flows from financing activities in SAPL were comprised of a $0.1 million term loan payment and $0.2 million in cash from increased borrowings from the credit facilities with Indian Overseas Bank.

Cash flows from financing activities for Holdings in the first six months of 2009 included the amounts reported for Stanadyne as well as $0.2 million for the net cash consumed for the exercise of stock options and the repurchase of shares of common stock from retiring management shareholders.

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

The Company contributed $1.0 million to the Pension Plan during the first six months of 2009 and expects the minimum required contributions to the Pension Plan to total approximately $2.4 million in 2009. The Company contributed $1.6 million to the Pension Plan in the first six months of 2008 and $3.1 million for the full year of 2008.

Critical Accounting Policies

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

most critical to aid in fully understanding and evaluating our reported financial results include: revenue recognition, product warranty reserves, inventory reserves,, pension and postretirement benefit liabilities and self-insurance reserves.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

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

Interest Rate Risk. The carrying values of Stanadyne’s revolving credit lines and term loans approximate fair value. The term loans are primarily LIBOR-based borrowings and are re-priced every one to three months. A 10% change in the interest rate on the term loans would have changed the recorded interest expense for the first six months of 2009 by less than $0.1 million. The Notes and Discount Notes bear interest at a fixed rate and, therefore, are not sensitive to interest rate fluctuation. The fair value of Stanadyne’s $160.0 million in Notes based on bid prices on June 30, 2009 was approximately $124.2 million. The fair value of Holdings’ Discount Notes based on bid prices at June 30, 2009 was $44.6 million.

Foreign Currency Risk. The Company has operating subsidiaries in China, Italy, and India and therefore is exposed to changes in foreign currency exchange rates. Changes in exchange rates may positively or negatively affect the Company’s sales, gross margins, and retained earnings. However, historically, these locations have contributed less than 15% of the Company’s net sales, with most of these sales attributable to the Italian subsidiary. The Company also sells its products from the United States to foreign customers for payment in foreign currencies as well as U.S. dollars. Foreign currency exchange for the six months ended June 30, 2009 and 2008 were net losses $0.2 million. The Company does not hedge against foreign currency risk.

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

The discussion and analysis of our financial condition, results of operations and cash flows for the three and six months ended June 30, 2009 should be read in conjunction with the risk factors contained in Part I – Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Credit Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower, the Lenders that are signatories thereto, and Wells Fargo Foothill, LLC, as the Arranger and Administrative Agent, and the EXIM Guarantied Credit Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower, the Lenders that are signatories thereto, and Wells Fargo Foothill, LLC, as the Arranger and Administrative Agent. The registrants agree to furnish a copy of the Credit Agreement and the EXIM Guarantied Credit Agreement to the Securities and Exchange Commission upon request.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stanadyne Holdings, Inc.
(Registrant)

Date: August 14, 2009	/s/ Stephen S. Langin
Stephen S. Langin
Chief Financial Officer

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stanadyne Corporation
(Registrant)

Date: August 14, 2009	/s/ Stephen S. Langin
Stephen S. Langin
Vice President and Chief Financial Officer

EXHIBIT INDEX:

31.1	Certification of President of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer and Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Credit Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower, the Lenders that are signatories thereto, and Wells Fargo Foothill, LLC, as the Arranger and Administrative Agent, and the EXIM Guarantied Credit Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower, the Lenders that are signatories thereto, and Wells Fargo Foothill, LLC, as the Arranger and Administrative Agent. The registrants agree to furnish a copy of the Credit Agreement and the EXIM Guarantied Credit Agreement to the Securities and Exchange Commission upon request.