Form 10-Q
period 2009-09-30
STANADYNE CORP; Stanadyne Holdings, Inc.
filed 2009-11-16
CIK 1053439, 1323274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Stanadyne Holdings, Inc.	Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller Reporting Company ☐
Stanadyne Corporation	Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Stanadyne Holdings, Inc.	Yes	☐	No	☑
Stanadyne Corporation	Yes	☐	No	☑

The number of shares of the registrant’s common stock (only one class for each registrant) outstanding as of September 30, 2009:

Stanadyne Holdings, Inc.	105,815,081 shares
Stanadyne Corporation	1,000 shares (100% owned by Stanadyne Intermediate Holding Corp., a direct and wholly-owned subsidiary of Stanadyne Holdings, Inc.)

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)

	September 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$21,997	$49,010
Accounts receivable, net of allowance for uncollectible accounts of $220 as of September 30, 2009 and $209 as of December 31, 2008	28,455	32,171
Inventories, net	27,744	28,919
Prepaid expenses and other assets	1,761	1,658
Deferred income taxes	3,516	1,606

Total current assets	83,473	113,364
Property, plant and equipment, net	75,536	80,933
Goodwill	144,575	144,575
Intangible and other assets, net	79,191	82,542

Total assets	$382,775	$421,414

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$13,453	$18,394
Accrued liabilities	19,204	30,640
Current maturities of long-term debt	4,387	13,871
Current portion of capital lease obligations	476	316

Total current liabilities	37,520	63,221
Long-term debt, excluding current maturities	260,411	258,513
Deferred income taxes	10,798	12,317
Capital lease obligations, excluding current portion	1,023	830
Other non current liabilities	47,668	49,420

Total liabilities	357,420	384,301

Commitments and Contingencies	—	—
Stockholders’ equity:
Common stock, par value $.01, 150,000,000 authorized shares, 106,505,081 issued shares, and 105,815,081 and 106,027,581 outstanding shares as of September 30, 2009 and December 31, 2008, respectively	1,065	1,065
Additional paid-in capital	54,269	54,222
Accumulated other comprehensive loss	(11,299)	(12,602)
Accumulated deficit	(17,553)	(5,266)
Treasury stock, at cost, 690,000 and 477,500 shares as of September 30, 2009 and December 31, 2008, respectively	(558)	(335)

Total Stanadyne Holdings, Inc. stockholders’ equity	25,924	37,084
Noncontrolling interest	(569)	29

Total stockholders’ equity	25,355	37,113

Total liabilities and stockholders’ equity	$382,775	$421,414

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Net sales	$46,434	$66,043
Cost of goods sold	33,156	49,913

Gross profit	13,278	16,130
Selling, general and administrative expenses	8,314	9,334
Amortization of intangible assets	812	816
Management fees	187	187

Operating income	3,965	5,793
Interest expense	8,026	7,340

Loss from operations before income tax benefit	(4,061)	(1,547)
Income tax benefit	703	465

Net loss	(3,358)	(1,082)
Net loss attributable to noncontrolling interest	276	32

Net loss attributable to Stanadyne Holdings, Inc.	$(3,082)	$(1,050)

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Net sales	$134,295	$211,028
Cost of goods sold	101,678	154,889

Gross profit	32,617	56,139
Selling, general and administrative expenses	23,525	28,481
Amortization of intangible assets	2,437	2,448
Management fees	563	563

Operating income	6,092	24,647
Interest expense	22,981	21,873

(Loss) income from operations before income tax benefit (expense)	(16,889)	2,774
Income tax benefit (expense)	4,004	(1,937)

Net (loss) income	(12,885)	837
Net loss attributable to noncontrolling interest	598	48

Net (loss) income attributable to Stanadyne Holdings, Inc.	$(12,287)	$885

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Cash flows from operating activities:
Net (loss) income	$(12,885)	$837
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	15,191	16,102
Amortization of debt discount and deferred financing fees	9,068	9,257
Stock-based compensation expense	47	77
Deferred income tax benefit	(3,651)	(925)
Loss on disposal of property, plant and equipment	21	56
Changes in operating assets and liabilities	(12,429)	(21,154)

Net cash (used in) provided by operating activities	(4,638)	4,250

Cash flows from investing activities:
Capital expenditures	(5,755)	(5,974)

Net cash used in investing activities	(5,755)	(5,974)

Cash flows from financing activities:
Payment on U.S. term loans	(15,000)	(6,200)
Proceeds from foreign term loans	—	360
Payments on foreign term loans	(76)	—
Proceeds from foreign overdraft facilities	141	2,483
Payments on capital lease obligations	(318)	(230)
Proceeds from exercise of stock options	—	12
Purchase of treasury stock	(223)	(66)
Payments of debt issuance cost	(1,175)	—

Net cash used in financing activities	(16,651)	(3,641)

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(27,044)	(5,365)
Effect of exchange rate changes on cash	31	(32)
Cash and cash equivalents at beginning of period	49,010	37,950

Cash and cash equivalents at end of period	$21,997	$32,553

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:

During the nine months ended September 30, 2009 and 2008, Stanadyne Corporation entered into capital leases for new equipment resulting in capital lease obligations of $536 and $1,118, respectively.

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Non-controlling Interest	Total
December 31, 2007	$1,064	$54,085	$5,994	$(7,233)	$(229)	$76	$53,757

Net income	—	—	—	876	—	24	900
Foreign currency translation adjustment	—	—	652	—	—	—	652
Common stock issued	—	7	—	—	—	—	7
Purchase of treasury stock, at cost	—	—	—	—	(56)	—	(56)
Stock compensation expense	—	26	—	—	—	—	26

March 31, 2008	1,064	54,118	6,646	(6,357)	(285)	100	55,286

Net income (loss)	—	—	—	1,060	—	(39)	1,021
Foreign currency translation adjustment	—	—	420	—	—	—	420
Common stock issued	—	5	—	—	—	—	5
Stock compensation expense	—	25	—	—	—	—	25

June 30, 2008	1,064	54,148	7,066	(5,297)	(285)	61	56,757

Net loss	—	—	—	(1,050)	—	(32)	(1,082)
Foreign currency translation adjustment	—	—	(871)	—	—	—	(871)
Purchase of treasury stock, at cost	—	—	—	—	(10)	—	(10)
Stock compensation expense	—	26	—	—	—	—	26

September 30, 2008	$1,064	$54,174	$6,195	$(6,347)	$(295)	$29	$54,820

December 31, 2008	$1,065	$54,222	$(12,602)	$(5,266)	$(335)	$29	$37,113

Net loss	—	—	—	(6,462)	—	(116)	(6,578)
Foreign currency translation adjustment	—	—	82	—	—	—	82
Purchase of treasury stock, at cost	—	—	—	—	(223)	—	(223)
Stock compensation expense	—	16	—	—	—	—	16

March 31, 2009	1,065	54,238	(12,520)	(11,728)	(558)	(87)	30,410

Net loss	—	—	—	(2,743)	—	(206)	(2,949)
Foreign currency translation adjustment	—	—	882	—	—	—	882
Stock compensation expense	—	15	—	—	—	—	15

June 30, 2009	1,065	54,253	(11,638)	(14,471)	(558)	(293)	28,358

Net loss	—	—	—	(3,082)	—	(276)	(3,358)
Foreign currency translation adjustment	—	—	339	—	—	—	339
Stock compensation expense	—	16	—	—	—	—	16

September 30, 2009	$1,065	$54,269	$(11,299)	$(17,553)	$(558)	(569)	$25,355

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)

	September 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$21,997	$48,844
Accounts receivable, net of allowance for uncollectible accounts of $220 as of September 30, 2009 and $209 as of December 31, 2008	28,455	32,170
Inventories, net	27,744	28,919
Prepaid expenses and other assets	1,761	1,657
Deferred income taxes	3,516	1,606

Total current assets	83,473	113,196
Property, plant and equipment, net	75,536	80,933
Goodwill	144,575	144,575
Intangible and other assets, net	77,943	81,121

Total assets	$381,527	$419,825

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts payable	$13,453	$18,394
Accrued liabilities	17,665	30,626
Current maturities of long-term debt	4,387	13,871
Current portion of capital lease obligations	476	316

Total current liabilities	35,981	63,207
Long-term debt, excluding current maturities	160,411	165,479
Deferred income taxes	22,363	21,581
Capital lease obligations, excluding current portion	1,023	830
Other non current liabilities	47,668	49,420
Due to Stanadyne Holdings, Inc.	1,239	1,302

Total liabilities	268,685	301,819

Commitments and Contingencies	—	—
Stockholder’s equity:
Common stock, par value $.01, authorized 10,000 shares, issued and outstanding 1,000 shares	—	—
Additional paid-in capital	105,000	105,000
Accumulated other comprehensive loss	(11,299)	(12,602)
Retained earnings	19,710	25,579

Total Stanadyne Corporation stockholder’s equity	113,411	117,977
Noncontrolling interest	(569)	29

Total stockholder’s equity	112,842	118,006

Total liabilities and stockholder’s equity	$381,527	$419,825

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Net sales	$46,434	$66,043
Cost of goods sold	33,156	49,913

Gross profit	13,278	16,130
Selling, general and administrative expenses	8,299	9,309
Amortization of intangible assets	812	816
Management fees	187	187

Operating income	3,980	5,818
Interest expense	5,051	4,688

(Loss) income from operations before income tax expense	(1,071)	1,130
Income tax expense	(86)	(249)

Net (loss) income	(1,157)	881
Net loss attributable to noncontrolling interest	276	32

Net (loss) income attributable to Stanadyne Corporation	$(881)	$913

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Net sales	$134,295	$211,028
Cost of goods sold	101,678	154,889

Gross profit	32,617	56,139
Selling, general and administrative expenses	23,479	28,429
Amortization of intangible assets	2,437	2,448
Management fees	563	563

Operating income	6,138	24,699
Interest expense	14,309	14,139

(Loss) income from operations before income tax benefit (expense)	(8,171)	10,560
Income tax benefit (expense)	1,704	(3,751)

Net (loss) income	(6,467)	6,809
Net loss attributable to noncontrolling interest	598	48

Net (loss) income attributable to Stanadyne Corporation	$(5,869)	$6,857

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Cash flows from operating activities:
Net (loss) income	$(6,467)	$6,809
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	15,191	16,102
Amortization of deferred financing fees	1,928	1,519
Stock-based compensation expense	47	77
Deferred income tax (benefit) expense	(959)	1,149
Loss on disposal of property, plant and equipment	21	56
Changes in operating assets and liabilities	(14,456)	(21,459)

Net cash (used in) provided by operating activities	(4,695)	4,253

Cash flows from investing activities:
Capital expenditures	(5,755)	(5,974)

Net cash used in investing activities	(5,755)	(5,974)

Cash flows from financing activities:
Payments on U.S. term loan	(15,000)	(6,200)
Proceeds from foreign term loans	—	360
Payments on foreign term loans	(76)	—
Proceeds from foreign overdraft facilities	141	2,483
Payments on capital lease obligations	(318)	(230)
Payments of debt issuance cost	(1,175)	—

Net cash used in financing activities	(16,428)	(3,587)

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(26,878)	(5,308)
Effect of exchange rate changes on cash	31	(32)
Cash and cash equivalents at beginning of period	48,844	37,711

Cash and cash equivalents at end of period	$21,997	$32,371

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:

During the nine months ended September 30, 2009 and 2008, Stanadyne Corporation entered into capital leases for new equipment resulting in capital lease obligations of $536 and $1,118, respectively.

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDER’S EQUITY

(UNAUDITED)

(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Non-controlling Interest	Total
December 31, 2007	$—	$105,000	$5,994	$15,344	$76	$126,414

Net income	—	—	—	2,983	24	3,007
Foreign currency translation adjustment	—	—	652	—	—	652

March 31, 2008	—	105,000	6,646	18,327	100	130,073

Net income	—	—	—	2,960	(39)	2,921
Foreign currency translation adjustment	—	—	420	—	—	420

June 30, 2008	—	105,000	7,066	21,287	61	133,414

Net income	—	—	—	913	(32)	881
Foreign currency translation adjustment	—	—	(871)	—	—	(871)

September 30, 2008	$—	$105,000	$6,195	$22,200	$29	$133,424

December 31, 2008	$—	$105,000	$(12,602)	$25,579	$29	$118,006

Net loss	—	—	—	(4,377)	(116)	(4,493)
Foreign currency translation adjustment	—	—	82	—	—	82

March 31, 2009	—	105,000	(12,520)	21,202	(87)	113,595

Net loss	—	—	—	(611)	(206)	(817)
Foreign currency translation adjustment	—	—	882	—	—	882

June 30, 2009	—	105,000	(11,638)	20,591	(293)	113,660

Net loss	—	—	—	(881)	(276)	(1,157)
Foreign currency translation adjustment	—	—	339	—	—	339

September 30, 2009	$—	$105,000	$(11,299)	$19,710	$(569)	$112,842

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(1)	Business, Organization and Significant Accounting Policies

Description of Business. Stanadyne Holdings, Inc. (“Holdings”) owns all of the outstanding common stock of Stanadyne Automotive Holdings Corp. (“SAHC”). The name of SAHC was changed on July 29, 2009 to Stanadyne Intermediate Holding Corp. (“SIHC”). SIHC owns all of the outstanding common stock of Stanadyne Corporation (together with its consolidated subsidiaries, “Stanadyne”). A majority of the outstanding common stock of Holdings is owned by funds managed by Kohlberg Management IV, L.L.C. Collectively, Holdings, SIHC and Stanadyne hereinafter are referred to as the “Company.” Holdings and Stanadyne are separate reporting companies. Holdings is a holding company with no operations beyond those of its indirectly, wholly-owned subsidiary, Stanadyne. Stanadyne is a leading designer and manufacturer of highly engineered, precision manufactured engine components, including fuel injection equipment for diesel engines. Stanadyne sells engine components to original equipment manufacturers in a variety of applications, including agricultural and construction vehicles and equipment, industrial products, automobiles, light duty trucks and marine equipment. The aftermarket is a significant element of Stanadyne’s operations.

Basis of Presentation. The condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals but subject to normal year end adjustments) necessary for a fair presentation for the periods presented. The Company’s quarterly results are subject to fluctuation; consequently, the results of operations and cash flows for any quarter are not necessarily indicative of the results and cash flows for any future period. These notes to condensed consolidated financial statements apply to both Holdings and Stanadyne unless otherwise noted.

Principles of Consolidation. The condensed consolidated financial statements of Holdings include the accounts of Holdings and all of Holdings’ direct and indirect wholly-owned subsidiaries: SIHC, Stanadyne, Stanadyne, SpA (“SpA”), and Stanadyne Changshu Corporation (“SCC”). The condensed consolidated financial statements of Stanadyne include the accounts of Stanadyne and of Stanadyne’s wholly-owned subsidiaries: SpA and SCC. A joint venture, Stanadyne Amalgamations Private Limited (“SAPL”), is fully consolidated with Holdings and Stanadyne based on the Stanadyne’s 51% controlling share, while the remaining 49% is recorded as a noncontrolling interest. Intercompany balances have been eliminated in consolidation.

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

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(1)    Business, Organization and Significant Accounting Policies (continued)

The following table summarizes information about 2004 Equity Incentive Plan for the three and nine month periods ended September 30, 2009:

	Three Months Ended September 30, 2009
	Outstanding		Exercisable
	Stock Options	Weighted Average Exercise Price *	Stock Options	Weighted Average Exercise Price *
July 1, 2009	12,997,500	$0.54	3,071,250	$0.47
Exercised	—	—	—	—
Cancelled	—	—	—	—

September 30, 2009	12,997,500	$0.54	3,071,250	$0.47

	Nine Months Ended September 30, 2009
	Outstanding		Exercisable
	Stock Options	Weighted Average Exercise Price *	Stock Options	Weighted Average Exercise Price *
January 1, 2009	14,347,500	$0.53	3,071,250	$0.47
Exercised	—	—	—	—
Cancelled	1,350,000	0.47	—	—

September 30, 2009	12,997,500	$0.54	3,071,250	$0.47

*	Represents per share price.

There were no stock options granted, exercised or cancelled during the third quarter of 2009. During the first quarter of 2009, one employee retired from the Company resulting in the cancellation of 1,350,000 unvested stock options.

As of September 30, 2009, there was $140 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the 2004 Equity Incentive Plan. The total stock-based employee compensation expense for the year ending December 31, 2009 for the stock options awarded through September 2009 is expected to be $63.

Noncontrolling Interests. Effective January 1, 2009, the Company adopted the standards set forth on the Consolidation Topic of the FASB Accounting Standards Codification. In accordance with these standards, the presentation and disclosure requirements were applied retrospectively for all periods presented. Accordingly, the presentation of income attributable to noncontrolling interest for the three and nine month periods ended September 30, 2008 in the accompanying condensed consolidated statements of operations has been retroactively restated to conform to the 2009 presentation. In addition, the amount attributable to noncontrolling interest as of December 31, 2008 in the accompanying condensed consolidated balance sheets has been retroactively restated as a component of stockholder’s equity to conform to the 2009 presentation.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(1)    Business, Organization and Significant Accounting Policies (continued)

New Accounting Pronouncements. The Subsequent Events topic of the Accounting Standards Codification establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Certain standards within the Subsequent Events topic are effective for the interim or annual financial periods ending after June 15, 2009. The Company adopted these standards effective on June 30, 2009, and such adoption did not have a material impact on the Company’s condensed consolidated financial statements. The Company evaluated subsequent events through the date the accompanying condensed consolidated financial statements were issued, which was November 16, 2009.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167 “Amendments to FASB Interpretation No. 46(R)” (‘Consolidation of Variable Interest Entities’) (“SFAS 167”). This standard is not currently defined in the FASB Accounting Standards Codification. SFAS 167 applies prospectively to variable interest entities existing on or after November 15, 2009. The objective of SFAS 167 is to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct activities of the variable interest entity that most significantly impact the entity’s economic performance. The Company is currently evaluating what impact, if any, SFAS 167 will have on its financial statements.

(2)	Inventories

Components of inventories are as follows:

	As of September 30, 2009	As of December 31, 2008
Raw materials and purchased parts	$11,749	$11,152
Work-in-process	9,621	11,749
Finished goods	6,374	6,018

	$27,744	$28,919

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(3)	Intangible and Other Assets

Major components of intangible and other assets at September 30, 2009 and December 31, 2008 are listed below:

	Holdings
	As of September 30, 2009		As of December 31, 2008
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks / trade names	$51,100	$—	$51,100	$—
Technology / patents	24,300	11,373	24,300	10,082
Customer contracts	15,252	7,860	15,252	6,715
Debt issuance costs	16,549	8,881	18,447	9,854
Other	179	75	168	74

	$107,380	$28,189	$109,267	$26,725

	Stanadyne
	As of September 30, 2009		As of December 31, 2008
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks / trade names	$51,100	$—	$51,100	$—
Technology / patents	24,300	11,373	24,300	10,082
Customer contracts	15,252	7,860	15,252	6,715
Debt issuance costs	14,193	7,773	16,090	8,918
Other	179	75	168	74

	$105,024	$27,081	$106,910	$25,789

Amortization expense of intangible assets for the Company, exclusive of the amortization of debt issuance costs, was $812 and $816 for the three months ended September 30, 2009 and 2008, respectively, and $2,437 and $2,448 for the nine months ended September 30, 2009 and 2008, respectively. Estimated annual amortization expense for the Company’s intangible assets is expected to be $3,249 in 2009, $3,160 in 2010, $2,944 in 2011, $2,816 in 2012 and $2,816 in 2013.

Amortization of debt discount and debt issuance costs is included as interest expense in the accompanying condensed consolidated statements of operations for Holdings of $2,356 and $3,163 for the three months ended September 30, 2009 and 2008, respectively, and $9,068 and $9,257 for the nine months ended September 30, 2009 and 2008, respectively. Amortization of debt issuance costs for Stanadyne was $915 and $508 for the three months ended September 30, 2009 and 2008, respectively, and $1,928 and $1,519 for the nine months ended September 30, 2009 and 2008, respectively. These amounts are included as interest expense in the accompanying condensed consolidated statements of operations.

Included in amortization of debt issuance costs for both Stanadyne and Holdings for the three and nine months ended September 30, 2009, is $0.5 million of accelerated amortization related to the retirement of the Company’s U.S. term loans. Additionally, approximately $1.2 million of debt issuance costs were capitalized in connection with the Company’s new revolving credit facility (see Note 4) which will be amortized over the four year term of that facility.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(4)	Long-term Debt

Long-term debt consisted of:

	Holdings		Stanadyne
	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Revolving credit lines	$—	$—	$—	$—
U.S. Term Loans	—	15,000	—	15,000
Senior Subordinated Notes	160,000	160,000	160,000	160,000
Holdings Senior Discount Notes, net of unamortized discount of $6,966 at December 31, 2008	100,000	93,034	—	—
SAPL debt, payable to India Overseas Bank through 2013, bearing interest at rates ranging from 5.14% to 9.00% as of September 30, 2009	1,041	957	1,041	957
SCC debt, payable to Pudong Development Bank, bearing interest at 5.84% as of September 30, 2009	439	440	439	440
SpA debt payable to Italian banks through 2009, bearing interest rates ranging from 2.39% to 5.00% as of September 30, 2009	3,318	2,953	3,318	2,953

Long-term debt	264,798	272,384	164,798	179,350
Less current maturities of long-term debt	4,387	13,871	4,387	13,871

Long-term debt, excluding current maturities	$260,411	$258,513	$160,411	$165,479

The fair values of the Company’s Term Loans and short-term borrowings approximated their recorded values at September 30, 2009 and December 31, 2008 based on similar borrowing agreements offered by other major institutional banks. The fair value of the Notes based on bid prices at September 30, 2009 and December 31, 2008 was approximately $134.4 million and $109.6 million, respectively. The fair value of Holdings’ Discount Notes based on bid prices at September 30, 2009 and December 31, 2008 was $60.0 million and $45.0 million, respectively.

On August 13, 2009, Stanadyne (as borrower) and SIHC (as guarantor) entered into a new revolving credit agreement with Wells Fargo Foothill, LLC (“U.S. Revolver”). This U.S. Revolver replaced the Revolving Credit Line that expired on August 6, 2009 which was part of the Company’s senior credit facility with Goldman Sachs and CIT Group. The U.S. Revolver provides for maximum borrowings of $30 million based on availability, as defined, and is secured by all Stanadyne and SIHC assets, as well as a pledge of 65% of Stanadyne’s stock in SpA, SAPL, and SCC. The U.S. Revolver is comprised of a domestic inventory accounts receivable facility, a domestic fixed asset facility and a foreign accounts receivable sub-facility guaranteed by the United States Export Import Bank. In conjunction with the completion of the agreement for the new U.S. Revolver, the Company repaid the remaining $5.3 million outstanding under the Term Loan using cash on hand. Interest on borrowings under the U.S. Revolver is at either the Base Rate (as defined by the agreement) or three month LIBOR, plus an applicable margin ranging between 3.75% and 4.25%, depending on the level of excess availability. Any borrowings under the U.S. Revolver become due and payable on August 13, 2013. The U.S. Revolver is subject to a fixed charge coverage ratio covenant test if availability is less than $4.0 million, and certain other affirmative and negative covenants common to an asset-backed loan agreement. The U.S. Revolver also limits the amount of dividends and other payments that can be made by Stanadyne to Holdings.

In connection with this new loan agreement, the Company made two changes. First, as discussed in Note 1, SAHC changed its legal name to Stanadyne Intermediate Holding Corp. to better reflect its positioning in the overall corporate structure. Second, the former Precision Engine Products Corp. entity was formally dissolved on July 22, 2009. As a result of the dissolution of PEPC, the guarantee structure related to the Senior Subordinated Notes is no longer in place, and accordingly, the supplemental consolidating condensed financial statements relating to the guarantor and non-guarantor subsidiaries of Stanadyne are no longer required.

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

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(5)	Pension Plans, Defined Contribution Plan and Other Postretirement Health Care and Life Insurance Pension Plans

The Company has a noncontributory defined benefit pension plan for eligible domestic employees and also has two nonqualified plans, which are designed to supplement the benefits payable to designated employees. The components of the net periodic pension expense (income) for the periods shown are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest cost	$1,458	$1,410	$4,373	$4,230
Expected return on plan assets	(1,072)	(1,664)	(3,218)	(4,992)
Recognized net actuarial losses	515	8	1,543	23

Net periodic pension expense (income)	$901	$(246)	$2,698	$(739)

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

Postretirement Health Care and Life Insurance

The Company’s domestic subsidiaries make available certain health care and life insurance benefits for eligible retired employees. The components of the net periodic (benefit) expense for the periods shown were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Service cost	$11	$43	$34	$129
Interest cost	52	99	156	296
Recognized net actuarial income	(230)	(114)	(689)	(342)

Net periodic postretirement (benefit) expense	$(167)	$28	$(499)	$83

(6)	Reorganization and Contingencies

During the second quarter of 2009, as a part of its strategic plan and cost reduction initiatives, the Company decided to consolidate its U.S. based manufacturing capacity. This will result in the closure of manufacturing operations in the Company’s Windsor, Connecticut location by mid-2011 and expansion of its operations in its North Carolina locations. The Company incurred $0.7 million and $1.0 million in reorganization costs related to this consolidation in the three and nine months ended September 30, 2009, respectively. These costs were primarily for staffing to manage the project and costs to relocate equipment and are reflected as a component of selling, general and administrative expenses within the accompanying condensed consolidated statements of operations. On June 23, 2009, the Company announced that hourly and salaried employees of the Windsor, Connecticut workforce that will be displaced by this consolidation will receive compensation, based on years of service and skill level, if they remain employed until their positions are eliminated. This “completion bonus” is projected to approximate $2.4 million. The Company accrued $0.6 million in relation to this completion bonus in the third quarter of 2009 which is reflected as a component of cost of goods sold within the accompanying condensed consolidated statements of operations.

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

The Company estimates and records the liability associated with its manufactured products at the time they are sold. The changes in the Company’s warranty liability are provided below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Warranty liability, beginning of period	$1,130	$1,908	$1,086	$2,536
Warranty expense based on products sold	204	690	612	1,670
Warranty claims paid	(132)	(226)	(496)	(1,834)

Warranty liability, end of period	$1,202	$2,372	$1,202	$2,372

The Company’s warranty accrual is included as a component of accrued liabilities on the condensed consolidated balance sheets.

(7)	Comprehensive (Loss) Income

Comprehensive (loss) income is as follows:

	Holdings
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net (loss) income	$(3,358)	$(1,082)	$(12,885)	$837
Other comprehensive income:
Foreign currency translation adjustments	339	871	1,303	(201)

Comprehensive (loss) income	$(3,019)	$(221)	$(11,582)	$636

	Stanadyne
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net (loss) income	$(1,071)	$1,130	$(6,467)	$6,809
Other comprehensive income:
Foreign currency translation adjustments	339	871	1,303	(201)

Comprehensive (loss) income	$(732)	$2,001	$(5,164)	$6,608

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(8)	Segments

The Company has one reportable segment which it refers to as “Precision Products.” Precision Products manufactures its own proprietary products including fuel pumps for diesel and gasoline engines, injectors and filtration systems for diesel engines, and various non-proprietary products manufactured under contract for other companies. The Company’s proprietary products currently account for the majority of Precision Products’ sales.

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

The global economic recession continued to negatively impact demand for our products in the third quarter of 2009. Lower end market demand for our products in the agriculture, construction and automotive industries resulted in sales totaling $46.4 million in the third quarter of 2009, reflecting a decrease of $19.6 million and 29.7% from the third quarter of 2008 sales of $66.0 million. Sales in the third quarter of 2009 were $1.0 million less than the second quarter of 2009, indicating that the underlying market demand appears to have stabilized. Third quarter sales compared to the same quarter in 2008 were lower for virtually every market, customer and industry we serve. Sales to our original equipment manufacturers (“OEMs”) continued to reflect the largest year-over-year decreases with third quarter 2009 sales 45.2% lower than the same period in 2008. Sales to the service channels in the third quarter of 2009 decreased a comparatively modest 7.5% when compared to the same period in 2008, and represented 54% of our total third quarter revenues.

Our operating income for the third quarter of 2009 improved slightly from the prior quarter to $4.0 million and 8.5% of net sales, reflecting benefits from the cost reduction actions taken earlier this year that included permanent staff reductions, temporary furloughs of personnel on an as-needed basis, wage and salary reductions ranging from 3-15%, and several other austerity measures targeting savings in utilities, travel, benefits, professional fees and other costs.

A realignment of the Company’s global manufacturing capacity was initiated earlier this year. Consolidation of the North American manufacturing activities continued on schedule, requiring $0.3 million in costs primarily for relocating equipment from the Windsor, Connecticut plant to other global locations. Likewise, the Company incurred $0.6 million in cost during the third quarter of 2009 for start-up costs including equipment relocation, training and salaries related to the expanded operation in our Changshu, China and Chennai, India locations.

Despite the recessionary business levels, the Company’s liquidity remains adequate. Cash consumed by operations in the third quarter of 2009 was limited to $1.6 million. In the third quarter of 2009, we made $1.7 million in capital expenditures and reduced our term debt by an additional $5.3 million in connection with the establishment of a new revolving credit agreement to support our U.S. operations. Availability under this new four year revolving credit agreement, when combined with $22.0 million of cash on hand as of September 30, 2009, provides $37.2 million of liquidity.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Basis of Presentation

The following table displays unaudited information for the three and nine month periods ended September 30, 2009 and 2008 for Holdings and Stanadyne. Amounts are presented in thousands of dollars and as a percentage of net sales. Historical results and percentage relationships are not necessarily indicative of the results that may be expected for any future period.

	Holdings
	Three Months Ended September 30, 2009		Three Months Ended September 30, 2008		Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008
	$	%	$	%	$	%	$	%
Net sales	46,434	100.0	66,043	100.0	134,295	100.0	211,028	100.0
Cost of goods sold	33,156	71.4	49,913	75.6	101,678	75.7	154,889	73.4
Gross profit	13,278	28.6	16,130	24.4	32,617	24.3	56,139	26.6
SG&A	8,314	17.9	9,334	14.1	23,525	17.5	28,481	13.5
Amortization of intangibles	812	1.7	816	1.2	2,437	1.8	2,448	1.2
Management fees	187	0.4	187	0.3	563	0.4	563	0.3
Operating income	3,965	8.5	5,793	8.8	6,092	4.5	24,647	11.7
Net (loss) income	(3,082)	(6.6)	(1,050)	(1.6)	(12,286)	(9.1)	885	0.4

	Stanadyne
	Three Months Ended September 30, 2009		Three Months Ended September 30, 2008		Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008
	$	%	$	%	$	%	$	%
Net sales	46,434	100.0	66,043	100.0	134,295	100.0	211,028	100.0
Cost of goods sold	33,156	71.4	49,913	75.6	101,678	75.7	154,889	73.4
Gross profit	13,278	28.6	16,130	24.4	32,617	24.3	56,139	26.6
SG&A	8,299	17.9	9,309	14.1	23,479	17.5	28,429	13.5
Amortization of intangibles	812	1.7	816	1.2	2,437	1.8	2,448	1.2
Management fees	187	0.4	187	0.3	563	0.4	563	0.3
Operating income	3,980	8.5	5,818	8.8	6,138	4.6	24,699	11.7
Net income	(881)	(1.9)	913	1.4	(5,869)	(4.4)	6,857	3.2

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Comparison of Results of Operations:

The Three Months Ended September 30, 2009 for Holdings and Stanadyne

Compared to

The Three Months Ended September 30, 2008 for Holdings and Stanadyne

Net Sales. Sales in the third quarter of 2009 totaled $46.4 million and were $19.6 million or 29.7% less than sales of $66.0 million in the third quarter of 2008. The global recession continued to affect customer demand, particularly OEM customer demand, in our major end markets in the third quarter of 2009. Sales to the OEM market decreased by $17.6 million or 45.2%, while sales to the service markets showed some signs of recovery from prior quarters this year, decreasing by only $2.0 million or 7.5%.

Sales to OEM customers totaled $21.3 million and represented 46% of our third quarter 2009 revenues as compared to $38.9 million and 59% of our third quarter 2008 revenues. Demand from all of our diesel products OEM customers was lower in the third quarter of 2009 when compared to the same period last year. OEM sales to Deere and Company (“Deere”) were $6.7 million less in the third quarter of 2009 when compared to the third quarter of 2008 due to continued depressed end market demand in the agriculture and construction businesses. OEM sales to Cummins were $3.4 million less in the third quarter of 2009 as compared to the same period a year ago, reflecting lower demand in the heavy duty truck, construction and power generation markets. Sales of diesel fuel pumps to General Engine Products (“GEP”) for the HMMWV were only $0.5 million or 9% less in the third quarter of 2009 when compared to the same period in the prior year.

Sales to the service markets in the third quarter of 2009 totaled $25.1 million and 54% of total revenues, reflecting a comparatively smaller decrease of $2.0 million or 7.5% from the prior year third quarter sales. Lower service demand was most pronounced in lower third quarter sales to Deere ($2.1 million), General Motors Service Parts Organization ($1.3 million), fuel filter manufacturers ($1.2 million) and most of the service organizations for our OEMs. Sales to our central distributors, which comprise our independent service network, were $4.0 million higher in the third quarter, indicating some recovery in demand from this important segment of our business.

Sales in the third quarter of 2009, when compared to the same period a year ago, reflected decreases in all of our major product lines including diesel fuel pumps, filters, diesel fuel injectors, and Precision Components and Assembly (“PCA”) products.

Gross Profit. Gross profit totaled $13.3 million and 28.6% of net sales in the third quarter of 2009, as compared to $16.1 million and 24.4% of net sales in the third quarter of 2008. Lower sales volumes in both the OEM and service markets resulted in $6.9 million lower gross profit in the third quarter of 2009. Aggressive cost reduction actions taken earlier this year partially offset the lower earnings due to decreased sales volumes. A combination of staff reductions, wage and salary reductions, elimination of overtime premiums, suspension of certain employee benefits and a number of austerity measures taken at all locations helped reduce third quarter 2009 manufacturing costs in our India, Italy and U.S. operations by a combined $3.3 million when compared to the same period a year ago. These savings were partially offset by $0.6 million of employee severance cost accrued in the third quarter of 2009 related to the completion bonus to be paid to Windsor Connecticut employees that are terminated as a result of the consolidation of North American manufacturing operations. Depreciation expense was $0.9 million less in the third quarter of 2009 when compared to the third quarter of 2008, as certain equipment acquired in 2004 was fully depreciated at the end of the prior quarter.

Selling, General and Administrative Expenses (“SG&A”). SG&A decreased by $1.0 million to $8.3 million and 17.9% of net sales in the third quarter of 2009 from $9.3 million and 14.1% of third quarter sales in 2008. Cost reduction actions taken earlier in the year in response to the depressed business levels contributed to a $1.4 million reduction in overall SG&A costs in the third quarter of 2009 when compared to SG&A costs in the third quarter of 2008. Additional savings recognized in the third quarter of 2009 included $0.4 million lower freight on sales and $0.2 million from favorable cost trends in the retiree health benefit plans. All of these savings were partially offset by $0.3 million in costs associated with the consolidation of its U.S. manufacturing operations and $0.6 million for start-up costs including equipment relocation, training and salaries related to the expanded operations in our China and India locations.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Amortization of Intangible Assets. Amortization of intangible assets totaled $0.8 million in the third quarter of 2009 and was unchanged from the amount for the third quarter of 2008.

Operating Income. Our operating income in the third quarter of 2009 totaled $4.0 million and 8.5% of net sales as compared to operating income of $5.8 million and 8.8% of net sales in the third quarter of 2008. The $1.8 million decrease in year-over-year third quarter operating income resulted from $2.8 million lower gross profit due primarily to lower sales volumes, partially offset by $1.0 million lower SG&A resulting from management’s aggressive cost reduction actions.

Net (Loss) Income. Net loss for Stanadyne in the third quarter of 2009 totaled $0.9 million and 1.9% of net sales versus net income of $0.9 million and 1.4% of net sales in the third quarter of 2008. The $1.8 million erosion in net income was due to $1.8 million lower operating income, plus $0.4 million additional interest expense inclusive of $0.5 million in accelerated amortization of debt issuance costs related to the former Senior Credit Facility that was retired in August, 2009, partially offset by $0.2 million of lower income tax expense on reduced earnings and $0.2 million higher net loss attributable to noncontrolling interest.

Net loss for Holdings in the third quarter of 2009 totaled $3.1 million and was $2.2 million more than the net loss reported for Stanadyne due to $3.0 million of additional interest expense on the Discount Notes, partially offset by $0.8 million of income tax benefits.

The Nine Months Ended September 30, 2009 for Holdings and Stanadyne

Compared to

The Nine Months Ended September 30, 2008 for Holdings and Stanadyne

Net Sales. Net sales for the nine months ended September 30, 2009 totaled $134.3 million and were $76.7 million or 36.4% less than sales of $211.0 million for the nine months ended September 30, 2008. The global recession has had a severe negative impact on customer demand in all of our primary end markets for agricultural, industrial and construction equipment. The reduction in customer demand was most severe in the first half of 2009, however our businesses continued to experience lower sales to most of our OEM and service customers for the entire first nine months of 2009.

Sales to our OEM customers totaled $64.9 million and 48.3% of total sales for the first nine months of 2009, reflecting a decrease of $55.0 million or 46% from sales for the first nine months of 2008. This downturn in OEM demand was broad based, including most customers with very few exceptions. Decreased demand from Deere for our products used in their construction and forestry equipment as well as utility tractors resulted in $21.3 million lower sales in the first nine months of 2009 when compared to the same period in 2008. Lower demand from our other major OEM customers including Caterpillar, Cummins, Inc., AGCO SISU POWER, Ford, Perkins Engines Co. Ltd., Lombardini SRL, Iveco S.p.A., Case New Holland and J C Bamford Excavators Ltd combined for a $31.1 million decrease in sales during the first nine months of 2009 as compared to the same period a year earlier. Sales to GEP for fuel pumps used in the military HMMWV were also $2.2 million less in the first nine months of 2009. The only significant increase in OEM business during the first nine months of 2009 was for our high pressure gasoline pump sold to Daimler, where an expanded product offering of the gasoline direct injected engine included in the Mercedes C and E-class vehicles resulted in $5.0 million higher sales as compared to the same period of 2008.

Demand for our products from our service customers in the first nine months of 2009 did not decrease as much as the OEM demand. Sales to service customers totaled $69.4 million and 52% of our total sales, reflecting a $21.8 million and 24% decrease in sales from the first nine months of 2008. Service sales to Deere accounted for half or $10.9 million of this difference. Service orders from General Motors Corporation for fuel pumps in the first nine months of 2009 were $7.6 million lower when compared to the same period a year earlier. The balance of the reduction in service sales in the first nine months of the year was due to lower demand from our independent service network and our aftermarket fuel filter customers.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Sales in the first nine months of 2009 were lower in all of our major product lines, including fuel pumps, fuel injectors, fuel filters, and PCA products. As discussed above, only OEM sales of our high pressure gasoline pumps reflected a year-over-year increase.

Gross Profit. Gross profit in the first nine months of 2009 totaled $32.6 million and 24.3% of net sales compared to $56.1 million and 26.6% of net sales in the first nine months of 2008. Lower sales volumes in the first nine months of 2009, when compared to the same period of 2008, resulted in $33.4 million lower gross profit. Aggressive cost reduction actions taken this year in response to the impact the economic recession has had on our businesses helped to offset the impact on earnings caused by the much lower sales volumes. We reduced staffing levels, utilized temporary furloughs, reduced wages and salaries, minimized overtime premiums in our factories, and suspended certain employee benefits to generate combined reduction in labor costs of $8.0 million in the first nine months of 2009. Severance costs related to the permanent staff reductions totaled $0.4 million in the first nine months of 2009 and an additional $0.6 million was accrued as of September 30, 2009 that related to the completion bonus to be paid to Windsor Connecticut employees that are terminated as a result of the consolidation of North American manufacturing operations. A number of austerity measures, taken at all locations, helped further reduce factory overhead costs at all of our global locations during the first nine months of 2009 by a combined $1.4 million when compared to the same period a year ago. These savings were partially offset by $0.3 million higher overhead costs this year in our China facility, as compared to the first nine months of 2008 during our pre-production period. Depreciation expense in the first nine months of 2009 was $0.9 million less than the same period of 2008, as certain equipment was fully depreciated.

Selling, General and Administrative Expenses (“SG&A”) totaled $23.5 million and 17.5% of net sales in the first nine months of 2009, as compared to $28.5 million and 13.5% of net sales for the same period in 2008. The lower business levels in 2009 drove a number of cost saving measures including staff reductions, a graduated salary reduction of 4-15%, and suspension of certain employee benefits that resulted in $3.4 million lower labor costs in the first nine months of 2009. Freight on sales was $0.9 million less in the first nine months of 2009 when compared to the same period a year ago, due primarily to the depressed sales volumes. Lower R&D expenses and favorable cost trends in retiree health benefit plans in the first nine months of 2009 accounted for $1.2 million of the year-over-year decrease in SG&A costs. Additional year-over-year savings of $1.6 million in SG&A costs were realized from a number of austerity measures. All of these savings were partially offset by $0.7 million of costs incurred for the recently announced consolidation of our U.S. manufacturing operations and $1.1 million for start-up costs including equipment relocation, training and salaries related to the expanded operations in our China and India locations.

Amortization of Intangible Assets. Amortization of intangible assets totaled $2.4 million through the first nine months of 2009 and was unchanged from the amount in the first nine months of 2008.

Operating Income. Operating income for the first nine months of 2009 totaled $6.1 million and 4.5% of net sales and was $18.6 million less than the $24.7 million and 11.7% of net sales in the first nine months of 2008. This decrease in 2009 operating income resulted from $23.5 million lower gross profit due primarily to lower sales volumes, partially offset by $5.0 million lower SG&A resulting from management’s aggressive cost reduction actions.

Net Income. Net loss for Stanadyne for the first nine months of 2009 totaled $5.9 million and 4.4% of sales versus net income of $6.9 million and 3.2% of sales for the first nine months of 2008. This $12.8 million decrease in net income was due to $18.6 million lower operating income on depressed business levels, plus $0.2 million additional interest expense inclusive of $0.5 million in accelerated amortization of debt issuance costs related to the former Senior Credit Facility that was retired in August, 2009, partially offset by $5.5 million of lower income tax expense on reduced earnings and $0.6 million higher net loss attributable to noncontrolling interest.

Net loss for Holdings in the first nine months of 2009 totaled $12.3 million and was $6.4 million more than the net loss reported for Stanadyne due to $8.7 million of additional interest expense on the Discount Notes, partially offset by $2.3 million of income tax benefits. Net income for Holdings in the first nine months of 2008 totaled $0.9 million and was $6.0 million less than the amount reported for Stanadyne due to $7.7 million of additional interest expense on the Discount Notes, partially offset by $1.8 million of income tax benefits.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents on hand, which totaled $22 million on September 30, 2009, and cash flows from operations. Cash equivalents as of September 30, 2009 represent commercial paper and certificates of deposit. On August 13, 2009, Stanadyne (as borrower) and SIHC (as guarantor) entered into a new revolving credit agreement with Wells Fargo Foothill, LLC (“U.S. Revolver”). This U.S. Revolver replaced the Revolving Credit Line that expired on August 6, 2009 which was part of the Company’s senior credit facility with Goldman Sachs and CIT Group. The U.S. Revolver provides for maximum borrowings of $30 million, based on availability, as defined, and is secured by all Stanadyne and SIHC assets, as well as a pledge of 65% of Stanadyne’s stock in SpA, SAPL, and SCC. There were no amounts outstanding under the U.S. Revolver as of September 30, 2009, representing $21.0 million of available borrowing, of which $5.8 million was used to secure standby letters of credit. We occasionally utilize capital leasing and, for our foreign operations in Italy and India, maintain a combination of overdraft, working capital and term loan facilities with local financial institutions on an as-needed basis.

Indebtedness for Stanadyne as of September 30, 2009 totaled $164.8 million and was comprised of $160.0 million of Notes, $4.3 million in foreign overdraft and revolving credit facilities and $0.5 million in foreign term loans. There were no borrowings under the U.S. Revolver. Unless the availability of funds under the U.S. Revolver is less than $4.0 million, this credit facility is not subject to financial covenants. Excess Cash Flow, as defined by the terms of the expired Senior Credit Facility, generated in 2008 resulted in a term loan payment of $9.7 million in the second quarter of 2009. The $5.3 million balance of the Senior Credit Facility was retired in connection with the establishment of the U.S. Revolver.

Indebtedness for Holdings as of September 30, 2009 totaled $264.8 million, comprised of the same debt balances for Stanadyne, plus an additional $100.0 million of Discount Notes. The Discount Notes accreted to their full face value in August, 2009. The 12% coupon will be payable semi-annually beginning in February, 2010. Holdings has no independent financial resources of its own. The U.S. Revolver and the indenture governing the Notes limit the ability of Stanadyne and its subsidiaries to pay dividends or make other distributions to Holdings. There were no dividends paid to Holdings by any of its direct or indirect subsidiaries during the nine months ended September 30, 2009.

Cash Flows from Operating Activities. Stanadyne’s cash flows from operating activities consumed $4.7 million in cash during the nine months ended September 30, 2009 as compared to $4.3 million cash generated during the same period of 2008. Lower operating profit on reduced business levels in the first nine months of 2009 was partially offset by lower cash requirements for working capital accounts.

Changes in asset and liability accounts, primarily working capital accounts, consumed $7.0 million less cash in the first nine months of 2009 versus the comparable period in 2008.

•

Positive cash flows from changes in accounts receivable were $2.3 million greater in the first nine months of 2009, as customer receivables decreased proportionately with the lower levels of sales in the first nine months of 2009 as compared to the same period in 2008.

•

Positive cash flows from changes in inventory levels required $5.3 million less cash in the first nine months of 2009 as compared to the first nine months of 2008. Lower customer demand in 2009 has required inventory reductions at all locations. While inventory levels have decreased since the end of 2008, they were not entirely aligned with this lower customer demand as of September 30, 2009 as reflected in erosion in the turnover to 6.5x in 2009 from 8.0x in 2008. The consolidation of our North American operations involves relocation of the entire Windsor, Connecticut manufacturing activity. This process will occasionally require increases in inventory (“banking”) in order to meet customer delivery schedules while we move equipment to a different location. These inventory banks totaled approximately $0.3 million as of September 30, 2009. We continue to target further reductions in our U.S. and Italy-based inventories in the fourth quarter.

•

Positive cash flows from changes in accounts payable balances required $1.5 million less cash in the first nine months of 2009 than the same period in 2008. Declining accounts payable balances on reduced business levels in the first nine months of 2009 have stabilized.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

•

Negative cash flows from changes in accrued liabilities in the first nine months of 2009 consumed $2.2 million more cash than in the comparable period of 2008, due primarily to differences in timing of disbursements between the two periods, as well as disbursement of the 2008 performance bonus payments this year with no offsetting increase in the bonus liability as it is expected that no bonuses will be earned in 2009.

Cash flows from operating activities for Holdings for the first nine months of 2009 were substantially the same as the amounts reported for Stanadyne.

Cash Flows from Investing Activities. Cash flows from investing activities for the first nine months of 2009 were limited to $5.8 million in capital expenditures in the first nine months of 2009 and were $0.2 million less than $6.0 million in capital expenditures in the first nine month of 2008. Capital expenditures in 2009 reflected necessary investments in equipment to support our global operations in the U.S., China, India and Italy.

Cash Flows from Financing Activities. Cash flows from financing activities for Stanadyne in the first nine months of 2009 consumed $16.4 million in cash compared to $3.6 million of cash consumed by financing activities in the first nine months of 2008.

Cash flows from financing activities in our U.S. based operations in the first nine months of 2009 and 2008 were comprised of reductions in term debt of $15.0 million and $6.2 million, respectively. The terms of the expired Senior Credit Facility related to excess cash flow generated in 2009 and 2008 required reductions in term debt of $9.7 million and $6.2 million, respectively. The remaining $5.3 million of term debt was prepaid in August 2009. There were no borrowings under the U.S. revolving credit lines as of September 30, 2009 and 2008, which after reductions for outstanding letters of credit, provided available liquidity of $15.2 million and $23.1 million at each date, respectively. Additionally, financing cash flows included $1.2 million of payments of debt issuance costs related to the U.S. Revolver.

Cash flows from financing activities in our foreign operations in the first nine months of 2009 included a $0.1 million increase in overdraft borrowings at SAPL to finance working capital requirements, as well as payments of $0.1 million in term loan payments. Cash flows from financing activities in SpA were limited to payments of capital lease obligations totaling $0.3 million.

Cash flows from financing activities for Holdings in the first nine months of 2009 included the amounts reported for Stanadyne as well as $0.2 million for the net cash consumed for the exercise of stock options and the repurchase of shares of common stock from retiring management shareholders.

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

The Company contributed $1.9 million to the Pension Plan during the first nine months of 2009 and expects the minimum required contributions to the Pension Plan to total approximately $2.4 million in 2009. The Company contributed $2.6 million to the Pension Plan in the first nine months of 2008 and $3.1 million for the full year of 2008.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Critical Accounting Policies

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include: revenue recognition, product warranty reserves, inventory reserves, pension and postretirement benefit liabilities and self-insurance reserves.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

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

Interest Rate Risk. The carrying values of Stanadyne’s revolving credit lines and term loans approximate fair value. The term loans are primarily LIBOR-based borrowings and are re-priced every one to three months. A 10% change in the interest rate on the term loans would have changed the recorded interest expense for the first nine months of 2009 by less than $0.1 million. The Notes and Discount Notes bear interest at a fixed rate and, therefore, are not sensitive to interest rate fluctuation. The fair value of Stanadyne’s $160.0 million in Notes based on bid prices on September 30, 2009 was approximately $134.4 million. The fair value of Holdings’ Discount Notes based on bid prices at September 30, 2009 was $60.0 million.

Foreign Currency Risk. The Company has operating subsidiaries in China, Italy, and India and therefore is exposed to changes in foreign currency exchange rates. Changes in exchange rates may positively or negatively affect the Company’s sales, gross margins, and retained earnings. However, historically, these locations have contributed less than 15% of the Company’s net sales, with most of these sales attributable to the Italian subsidiary. The Company also sells its products from the United States to foreign customers for payment in foreign currencies as well as U.S. dollars. Foreign currency exchange for the nine months ended September 30, 2009 and 2008 were net gains of $0.2 million and $0.3 million, respectively. The Company does not hedge against foreign currency risk.

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

The discussion and analysis of our financial condition, results of operations and cash flows for the three and nine months ended September 30, 2009 should be read in conjunction with the risk factors contained in Part I – Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 6:	EXHIBITS

10.1.1	Credit Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower, the Lenders that are signatories thereto, and Wells Fargo Foothill, LLC, as the Arranger and Administrative Agent.

10.1.2	General Continuing Guaranty dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers.

10.1.3	Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers.

10.1.4	Copyright Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers.

10.1.5	Patent Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers.

10.1.6	Trademark Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers.

10.2.1	EXIM Guarantied Credit Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower, the Lenders that are signatories thereto, and Wells Fargo Foothill, LLC, as the Arranger and Administrative Agent.

10.2.2	Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement by and among Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Lender.

31.1	Certification of President of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer and Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stanadyne Holdings, Inc.
(Registrant)

Date: November 16, 2009	/s/ Stephen S. Langin
Stephen S. Langin
Chief Financial Officer

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stanadyne Corporation
(Registrant)

Date: November 16, 2009	/s/ Stephen S. Langin
Stephen S. Langin
Vice President and Chief Financial Officer

EXHIBIT INDEX:

10.1.1	Credit Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower, the Lenders that are signatories thereto, and Wells Fargo Foothill, LLC, as the Arranger and Administrative Agent.

10.1.2	General Continuing Guaranty dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers.

10.1.3	Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers.

10.1.4	Copyright Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers.

10.1.5	Patent Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers.

10.1.6	Trademark Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers.

10.2.1	EXIM Guarantied Credit Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower, the Lenders that are signatories thereto, and Wells Fargo Foothill, LLC, as the Arranger and Administrative Agent.

10.2.2	Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement by and among Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Lender.

31.1	Certification of President of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer and Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002