Form 10-K
period 2009-12-31
STANADYNE CORP; Stanadyne Holdings, Inc.
filed 2010-06-21
CIK 1053439, 1323274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Stanadyne Holdings, Inc.	Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☐
Stanadyne Corporation	Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Stanadyne Holdings, Inc.	Yes	☐	No	☒
Stanadyne Corporation	Yes	☐	No	☒

As of June 30, 2009, there was no established public trading market for the shares of either of the registrant’s common stock, and no shares of common stock were held by non-affiliates of either registrant.

The number of shares of the registrant’s common stock (only one class for each registrant) outstanding as of March 1, 2010:

Stanadyne Holdings, Inc.	105,815,081 shares
Stanadyne Corporation	1,000 shares (100% owned by Stanadyne Intermediate Holding Corp., a direct and wholly-owned subsidiary of Stanadyne Holdings, Inc.)

DOCUMENTS INCORPORATED BY REFERENCE - None

STANADYNE HOLDINGS, INC.

STANADYNE CORPORATION

FORM 10-K

EXPLANATORY NOTES

Presentation

This Form 10-K is a combined annual report being filed separately by two registrants: Stanadyne Holdings, Inc. and Stanadyne Corporation. Unless the context indicates otherwise, any reference in this report to “Holdings” refers to Stanadyne Holdings, Inc., and any reference to “Stanadyne” refers to Stanadyne Corporation, the indirect wholly-owned subsidiary of Holdings. The “Company,” the “Companies”, “we,” “us” and “our” refer to Stanadyne Holdings, Inc. together with its direct and indirect subsidiaries, including Stanadyne Corporation. Each registrant hereto is filing on its own behalf all of the information contained in this annual report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

Our SEC filings are also available for reading and copying at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Restatement

As previously disclosed on January 20, 2010, each of Stanadyne and Holdings dismissed Deloitte & Touche LLP (“Deloitte”) as its independent registered public accounting firm after Deloitte informed Stanadyne and Holdings that it had concluded that it was not independent with respect to them. Each of Stanadyne and Holdings subsequently engaged PricewaterhouseCoopers LLP (“PwC”) as its new independent registered public accounting firm on February 4, 2010.

In connection with the preparation of the consolidated financial statements of Holdings and Stanadyne for the fiscal year ended December 31, 2009, certain errors were identified that affected the Company’s reported results for the fiscal years ended December 31, 2004 through 2008 as well as the first three quarters of 2008 and 2009. The errors, which are more fully described in Note 3 of the Consolidated Financial Statements included at Item 8 of this Annual Report, primarily related to the following:

•	The use of an incorrect base year index when calculating LIFO liquidation adjustments in 2006, 2007 and 2008.

•

The use of inaccurate participant information in the calculation of the curtailment gain associated with freezing benefits covered by our pension plan in 2007 and inaccurate surviving beneficiary information used to calculate our periodic pension expense in 2008.

•	The misclassification of our accrued pension liability and amounts recoverable from our workers compensation insurance carrier.

•	The failure to calculate and record the foreign currency translation effect related to goodwill associated with Stanadyne, SpA since 2004.

•	The use of an incorrect method to amortize deferred debt origination costs since 2004.

•	The recording of certain 2006 and 2007 sales in the incorrect year affecting 2006, 2007 and 2008 sales.

•

The use of an incorrect rate for calculating state deferred income taxes in connection with the Stanadyne purchase price allocation in 2004 and in subsequent periods for determining deferred income taxes.

•	Failure to record a valuation allowance for deferred income tax assets related to Stanadyne, SpA in 2007.

As a consequence of certain of these errors and as reported in the Company’s current report on Form 8-K filed on April 16, 2010, on April 15, 2010, the Audit Committee of the Board of Directors of each of Holdings and Stanadyne, in consultation with management, concluded that the Company would restate its consolidated financial statements as of January 1, 2007 and for the years ended December 31, 2007 and December 31, 2008 as well as the first three quarters of 2008 and 2009 (collectively the “Affected Periods”) in order to correctly present the Company’s financial results and correct the errors identified the Company’s previously issued consolidated financial statements for the Affected Periods (and, where applicable, related reports of the Company’s prior registered public accounting firm) should no longer be relied upon.

On May 7, 2010, the Company furnished unaudited preliminary financial information for Holdings and Stanadyne for 2009 in a Form 8-K as well as unaudited preliminary restated financial information for 2008 and 2007 (the “May 8-K”). In connection with the completion of our 2009 audit and the reaudit of our 2008 and 2007 financial statements, each of which is included in the Annual Report at Item 8, there were certain additional adjustments noted that were not included in the financial information included in the May 8-K. The additional adjustments resulted in a decrease in Holdings’ net loss reported in the May 8-K of $3.1 million in 2009, and an increase in net income of $0.4 million in 2008, and a decrease in net income of $3.9 million in 2007. The 2009 adjustments related primarily to an increase in the income tax benefit of $2.6 million, related to the reversal of a previously recorded deferred income tax valuation allowance which was changed to 2007 and a reduction of the state income tax rate, and a decrease in the amortization of deferred debt issuance costs of $0.6 million. The 2008 adjustments primarily related to $0.3 million increase of profits on sales previously reported in 2007 and a $0.2 million decrease in amortization of deferred debt issuance costs offset by an increase in income tax expense of $0.2 million. The 2007 adjustments primarily related to an increase in the income tax expense of $3.7 million most of which related to the recording of a deferred income tax valuation allowance related to Stanadyne SpA.

The additional adjustments also resulted in a decrease in Stanadyne’s net loss reported in the May 8-K of $3.7 million in 2009, no change in 2008, and a decrease in net income of $4.4 million in 2007. The 2009 adjustments related primarily to a decrease in the income tax expense of $3.1 million, related to the reversal of a previously recorded deferred income tax valuation allowance which was changed to 2007 and a reduction of the state income tax rate, and a decrease in the amortization of deferred debt issuance costs of $0.6 million. The 2007 adjustments primarily related to an increase in the income tax expense of $4.1 million most of which related to the recording of a deferred income tax valuation allowance related to Stanadyne SpA.

The Company’s balance sheet was also adjusted to decrease goodwill and deferred income tax liabilities by $2.4 million related to a correction in a purchase price allocation in 2004 and the reporting as gross amounts recoverable from the Company’s workers compensation insurance carrier that were previously reported net in 2008 ($0.8 million).

Restated Financial Information

As a result of the errors described above, we have restated the consolidated financial statements and related disclosures for Holdings and Stanadyne for the years ended December 31, 2008 and 2007 included in Item 8 – Financial Statements and Supplementary Data. We have also restated the related financial information for the years ended December 31, 2008, 2007, 2006 and 2005 included in Item 1 – Business and Item 6 – Selected Financial Data. Further, we included in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, restated financial data for 2008 and 2007 used in the comparison of operating results.

We intend to file amended Quarterly Reports on Form 10-Q for the interim periods ended March 31, 2009, June 30, 2009, and September 30, 2009 to include restated unaudited condensed consolidated financial statements and related financial information for those interim periods and the comparative restated 2008 interim periods.

We do not intend to file amended Annual Reports on Form 10-K or any other amended Quarterly Reports on Form 10-Q for the periods affected by the restatement. The consolidated financial statements and related financial information contained in any of the Company’s filings with the SEC during and for the restated periods should no longer be relied upon, including the May 8-K.

Internal Controls

In connection with the restatement of the Company’s consolidated financial statements, management has identified control deficiencies in its internal controls that constitute a material weakness as discussed in Part II, Item 9A(T) of this Annual Report. If not remediated, these control deficiencies could result in future material misstatements to the Company’s consolidated financial statements. Accordingly, management determined that these control deficiencies represented a material weakness in internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected and corrected on a timely basis. Management has also determined that the Company’s disclosure controls and procedures were ineffective as of December 31, 2009. For a discussion of management’s consideration of the Company’s disclosure controls and procedures and material weakness identified, see Item 9A(T) included in this Annual Report.

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

Stanadyne, a Delaware corporation formed in 1988, is a wholly-owned subsidiary of SIHC, a Delaware corporation formed in 1997. SIHC is a wholly-owned subsidiary of Holdings, a Delaware corporation formed in 2004 and formerly known as KSTA Holdings, Inc. A majority of the outstanding equity of Holdings is owned by funds managed by Kohlberg Management IV, L.L.C., an affiliate of Kohlberg and Company L.L.C. (“Kohlberg”). On August 6, 2004, Kohlberg, through a series of transactions (the “Transactions”) purchased the outstanding equity of SIHC from American Industrial Partners Capital Fund II, L.P. (“AIP”) and certain other stockholders (the “Sellers”). AIP had purchased Stanadyne from Metromedia Company (“Metromedia”) on December 11, 1997.

OVERVIEW

Subsequent to the sale of PEPC, Stanadyne is comprised of one reportable segment. Stanadyne is one of only five independent worldwide manufacturers of diesel fuel injection systems selling to the geographic areas in which the Company competes. Net sales for Stanadyne were $185.8 million, $280.5 million and $292.4 million for 2009, 2008 and 2007, respectively. Operating income for Stanadyne was $2.5 million, $34.2 million and $36.7 million for 2009, 2008 and 2007, respectively. Total assets of Stanadyne were $377.5 million and $417.1 million at December 31, 2009 and 2008, respectively.

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

Customers. Stanadyne’s primary customers are OEMs of diesel engines. Stanadyne’s largest customers, Deere & Company (“Deere”), General Engine Products, Inc. (“GEP”) and Daimler, AG (“Daimler”) accounted for approximately $80.9 million, or approximately 43.5% of Stanadyne’s 2009 net sales. In 2008, Deere, GEP and Cummins, Inc. (“Cummins”) accounted for approximately $130.9 million, or approximately 46.7% of Stanadyne’s 2008 net sales. In 2007, Deere, GEP, and Cummins accounted for approximately $148.4 million, or approximately 50.8% of Stanadyne’s 2007 net sales. Deere was the only customer that accounted for more than 10% of Stanadyne’s net sales in 2009, 2008 and 2007, at 27.5%, 33.1% and 40.0%, respectively. Effective November 1, 2006, Stanadyne and Deere entered into a five-year supply agreement.

Stanadyne supports the servicing of its own products through sales of aftermarket units and parts to the service organizations of its OEM customers, through its own global network of authorized distributors and dealers, and through major aftermarket distribution companies. Total shipments to all service market channels represented 52.2%, 43.0% and 41.0% of Stanadyne’s sales in 2009, 2008 and 2007, respectively.

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

PATENTS AND TRADEMARKS

The Company relies upon patent, trademark and copyright protection as well as upon unpatented technological know-how and other trade secrets for certain products, components, processes and applications. However, the Company’s operations are not dependent upon any single or related group of patents, copyrights or trademarks or their duration. The patents have remaining durations of between 4 and 18.5 years. The Company considers its proprietary information important, especially in the maintenance of its competitive position in the aftermarket business, and actively protects its intellectual property rights.

EMPLOYEES

At December 31, 2009, the Company employed 1,432 persons of whom approximately 34% were salaried and 66% were hourly employees. All of the Company’s employees are non-unionized with the exception of those in Stanadyne, S.p.A. (“SpA”). The Company believes its relations with its employees are good.

TECHNOLOGY, RESEARCH AND DEVELOPMENT

Engine manufacturers are required to continually improve engine performance and fuel economy. Accordingly, the Company’s research and development investment is significant. In general, the Company funds its own research and development expenses, although some of those expenses may be customer-funded during the pre-production program phase. Research and development costs incurred for 2009, 2008 and 2007 were $13.2 million, $15.8 million and $13.8 million, respectively, of which $0.5 million, $1.3 million and $1.7 million, respectively, were reimbursed by customers.

Once an OEM commits to purchasing a product from the Company, which usually occurs one to three years into the development or application process, the Company may need to make capital expenditures for the machinery, equipment and tooling necessary for engine program launch, ramp-up and production volume increases. Furthermore, given the significant existing investment in plant and equipment already made, the Company has on-going programs to maintain, upgrade and replace its fixed assets. In 2009, 2008 and 2007, the Company spent $8.5 million, $8.7 million and $9.5 million, respectively, on capital expenditures.

FINANCIAL INFORMATION ABOUT INTERNATIONAL AND DOMESTIC OPERATIONS AND EXPORT SALES

The Company has manufacturing operations in the United States, Italy, India and China. The products manufactured in the United States and Italy are sold within their respective domestic markets, as well as exported throughout the world. These products are sold to both OEM and aftermarket customers. The products manufactured in India are primarily exported from India to Company facilities in the United States and Italy, although sales to the local market are expected to increase in the next few years. The products manufactured in China are sold in that domestic market as well as North America.

The sales to OEM and Service customers during 2009, 2008 and 2007 were as follows (dollars in millions):

	2009	2008	2007
		(Restated)	(Restated)
OEM	$88.8	$159.9	$172.5
Service	97.0	120.6	119.9

Total Net Sales	$185.8	$280.5	$292.4

Information regarding net sales to geographic areas, operating income (loss) from manufacturing facilities in geographic areas and assets by geographic areas for the years ended December 31, 2009, 2008 and 2007 appear below (dollars in millions).

	2009	2008	2007
		(Restated)	(Restated)
* Net sales:
United States	$90.7	$130.8	$131.1
Germany	23.0	24.8	15.3
Mexico	13.9	35.9	41.1
France	16.9	24.0	39.7
All other geographic areas	41.3	65.0	65.2

Total net sales	$185.8	$280.5	$292.4

* Net sales were the same for Holdings and Stanadyne.

Holdings operating income (loss):
United States	$18.6	$37.9	$44.7
Italy	(11.8)	(1.3)	(7.7)
India	(1.7)	(0.9)	0.3
China	(2.6)	(1.5)	(0.6)

Total operating income	$2.5	$34.2	$36.7

Stanadyne operating income (loss):
United States	$18.7	$38.0	$44.8
Italy	(11.8)	(1.3)	(7.7)
India	(1.7)	(0.9)	0.3
China	(2.6)	(1.5)	(0.6)

Total operating income	$2.6	$34.3	$36.8

	December 31, 2009	December 31, 2008
		(Restated)
Long-lived assets:
United States	$49.2	$58.5
Italy	16.7	15.5
India	6.2	1.8
China	6.8	5.1

Total long-lived assets	$78.9	$80.9

*	Long-lived assets were the same for Holdings and Stanadyne.

The Company’s worldwide operations are subject to the risks normally associated with foreign operations including, but not limited to, the disruption of markets, changes in export or import laws, labor unrest, political instability, restrictions on transfers of funds, unexpected changes in regulatory environments, difficulty obtaining distribution and support, and potentially adverse tax consequences. In addition, even though the Company generally matches, to the extent possible, related costs and revenues in a single currency, and generally includes exchange rate protections in its sales contracts, the U.S. dollar value of the Company’s foreign sales varies with foreign currency exchange rate fluctuations. There can be no assurance that any of the foregoing factors will not have a material adverse effect on the Company.

ENVIRONMENTAL MATTERS

The Company’s facilities are subject to federal, state and local environmental requirements, including those governing discharges to the air and water, the handling and disposal of industrial and hazardous wastes, and the remediation of contamination associated with releases of hazardous substances. The Company operates under various environmental permits and approvals, the violation of which may subject the Company to fines and penalties. There are no known violations of environmental permits or approvals that may have a material adverse effect to the Company’s financial position or results of operations. The Company’s manufacturing operations involve the use of hazardous substances and, if a release of hazardous substances occurs or has occurred on or from the Company’s facilities, the Company may be held liable and may be required to pay the cost of remedying the condition. The amount of any such liability could be material. Pursuant to the terms of the acquisition on December 11, 1997, Metromedia agreed to conduct and complete remediation of soil and groundwater contamination at the Company’s Windsor, CT and Jacksonville, NC locations. While many of these remediations are underway and Metromedia agreed to complete these remediations and has indemnified the Company with respect to these matters and certain other environmental matters, there can be no assurance that Metromedia has the ability to completely fulfill its obligations to indemnify the Company for such matters. While the Company believes Metromedia will be able to meet its financial obligations, if Metromedia is unable to do so, the Company would be responsible for such matters and the cost could be material. Metromedia’s liability has not changed as result of the Transactions.

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

•	changes in technology, manufacturing techniques or customer demands;

•	worldwide political and macro-economic uncertainties and fears;

•	loss or adverse change in our relationship with our material customers;

•	changes in the performance or growth of our customers;

•	increased competition and pricing pressures in our existing and future markets;

•	changes in the price and availability of raw materials, particularly steel and aluminum;

•	risks associated with international operations;

•	the loss of key members of management;

•	risk that our intellectual property may be misappropriated;

•	loss of any of our key manufacturing facilities;

•	adverse state or federal legislative or regulatory developments or litigation or other disputes;

•

changes in the business, market trends, projected growth rates and general economic conditions related to the markets in which we operate, including agricultural and construction equipment, industrial machinery, trucks, marine equipment and automobiles;

•	our ability to satisfy our debt obligations, including related covenants;

•	the impact of the restatement described in this report;

•	the impact of the material weakness on the ability of the Company to report its financial condition and results of operations accurately or on a timely basis; and

•	increases in our cost of borrowing or inability or unavailability of additional debt or equity capital.

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

Failure to maintain effective internal controls over financial reporting may lead investors and other users to lose confidence in our financial data.

Maintaining effective internal controls over financial reporting is necessary for us to produce reliable financial statements. In evaluating the effectiveness of its internal controls over financial reporting as of December 31, 2009, management concluded that there was a material weakness in internal control over financial reporting related to the insufficiency of the Company’s accounting professionals’ experience and knowledge in reviewing significant non-routine transactions and technical accounting matters. This material weakness led to the need for the restatement of the Company’s financial statements for the years ended December 31, 2004 through 2008 and for the first three quarters of 2008 and 2009 as described in Note 3 of our financial statements included in this Annual Report at Item 8 and the failure of the Company to file its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and its Quarterly Report on Form 10-Q for the interim period ended March 31, 2010 on a timely basis. The Company has not yet filed its Quarterly Report on Form 10-Q for the interim period ended March 31, 2010.

We are in the process of remediating this material weakness by, among other things, augmenting our professional staff by hiring a manager of financial reporting, providing additional training for our accounting staff, implementing and modifying certain controls, and seeking assistance from third parties with technical accounting issues. If we fail to remediate this material weakness or fail to otherwise maintain effective controls over financial reporting in the future, it could result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis and which could cause investors and other users to lose confidence in our financial statements.

The indentures governing our notes contain financial reporting covenants that we have been unable to comply with due to the restatement.

Holdings has failed to comply with the reporting covenant contained in the indenture governing the Senior Discount Notes (as defined below) and Stanadyne has failed to comply with the reporting covenant contained in the indenture governing the Notes (as defined below) insofar as the Company did not, within the time period specified in the SEC’s rules and regulations, file with the SEC or furnish to the noteholders a) the Company’s annual financial information for the fiscal year ended December 31, 2009 and a report on the annual financial statements by the Companies’ certified independent accountants as required under the indentures or b) the Company’s Quarterly Report on Form 10-Q for the interim period ended March 31, 2010. The delay in the filing of these reports for each of Holdings and Stanadyne is due to the restatement described in this report. While the Company believes the filing of this Annual Report has cured the failure to so file the Annual Report on Form 10-K for the fiscal year ended December 31, 2009, the Company has not yet filed its Quarterly Report on Form 10-Q for the interim period ended March 31, 2010. As a result, the trustee or holders of at least 25% of the aggregate principal amount of the notes under either of the indentures may notify Stanadyne or Holdings, as applicable, of its failure to comply with the reporting covenant of the applicable indenture, in which case Stanadyne or Holdings, as applicable, will have 60 days in which to cure such failure. While the Company has not received any such notice from the trustee or the requisite noteholders as of the date of this filing, there can be no assurance that the Company will not receive such notice or that, if the Company does receive such notice, that the Company will be able to file its Quarterly Report on Form 10-Q for the interim period ended March 31, 2010 within 60 days of receipt of such notice.

We are subject to the volatile conditions in the capital, credit and commodities markets and in the overall economy which could materially adversely affect our financial position, results of operations and cash flows.

Our financial position, results of operations and cash flows have been and may continue to be adversely affected by the global recession, significant volatility in the worldwide capital, credit and commodities markets, slower economic activity, concerns about inflation and deflation, lower corporate profits and reduced capital spending. These factors, in conjunction with the economic slowdown and fears associated with the economic recession, affect our business in a number of different ways. First, these challenging economic conditions may make it difficult for our customers to accurately forecast future business activities and access credit markets to maintain necessary liquidity. This could result in reduced demand for our products as well as increase the risk of uncollectible accounts and adversely affect our profitability. Second, increases in raw material costs resulting from the volatility in the commodity markets, including steel and aluminum, could lead to our inability to procure raw materials on commercially reasonable terms and adversely affect our cost of goods sold and result in decreased earnings. Third, although we attempt to monitor the financial health of our key suppliers, these economic conditions may also challenge their ability to continue as going concerns. The failure of one or more of these key suppliers could result in disruption to our production schedules, require premium costs to replace, and ultimately adversely affect our profitability. Fourth, if limitations in the capital and credit markets continue to restrict availability of funds, it is possible that we may not be able to access capital at a time when we would like or need to do so. While currently these conditions have not significantly impaired our ability to access credit markets and finance our operations, there can be no assurance that this will continue to be the case.

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

Because of the relative importance of our largest customers and the high degree of concentration with OEMs in the off-highway markets, our business is exposed to a high degree of risk related to customer concentration. Our top five customers represented 53% of net sales in 2009. None of our top customers are obligated to continue to produce the engines which require our products or renew contracts with us when they expire. A substantial decrease in orders from Deere, Daimler, Cummins, or GEP could have a material adverse effect on us. Even if we maintain our relationships, net sales concentration as a result of these relationships increases the potential impact to our business that could result from any changes in the economic terms of that relationship. Any change in our relationships could have a material impact on our financial position and results of operations. Any changes could, for example, result in decreased sales. Relationships with our customers for the development of new products are also important, and our net sales will be significantly diminished if we fail to maintain these prospective development relationships. In addition, because our customer base is highly concentrated and the maintenance of these relationships is of significant importance to us, from time to time we may find it necessary to allow price reductions as to certain of our products. If we were unable to reach agreement on pricing with one or more of our major customers, or if we were forced to accept an economic arrangement in which pricing was materially lower than in our past experience, our sales and profitability would be materially harmed.

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

Our business is subject to certain risks associated with doing business internationally. Approximately 51.2% of our net sales in 2009 were derived from products sold outside of the United States. In addition, we operate three manufacturing facilities outside of the United States. Accordingly, our future results could be harmed by a variety of factors associated with foreign operations, including:

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

In addition, fluctuations in currency exchange rates may significantly impact our results of operations and affect the comparability of our results between financial periods. Because the results of the operations and the financial position of our foreign subsidiaries are reported in the relevant foreign currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our combined financial statements, our financial results are impacted by currency fluctuations between the dollar and the euro, the dollar and the Chinese yuan, the dollar and the Indian rupee and, to a lesser extent, other currencies which are unrelated to our underlying results of operations. We have not entered into contracts to hedge our currency risk.

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

A portion of our active and retired employees participate in defined benefit pension plans. As of December 31, 2009, the fair value of assets of our pension plan was significantly less than the projected benefit obligation of the plan. The Company is obligated to provide the required levels of benefits regardless of the value of the underlying assets, if any, of the applicable pension plan. These underlying assets are subject to investment risk and market fluctuation which may require significant additional cash contributions from us to pay benefits which could have an adverse material impact on our ability to generate sufficient cash to invest in the growth of the business.

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

We are subject to many laws and regulations related to the environment, health and safety and associated compliance and permitting obligations. We have incurred and expect to continue to incur significant costs to maintain or achieve compliance with applicable environmental laws and regulations. Moreover, if these environmental laws and regulations become more stringent or more stringently enforced in the future, we could incur additional costs. Our failure to comply with applicable environmental laws and regulations and permit requirements could result in civil or criminal fines, penalties or enforcement actions, third-party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup or regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, including the installation of pollution control equipment or remedial actions. Some environmental laws and regulations impose liability for contamination on present and former owners, operators or users of facilities and sites, or the generators of waste disposed of at the facility or site, without regard to causation or knowledge of contamination. There is ongoing remediation at our properties in Connecticut and North Carolina, and we have been named as a potentially responsible party at certain other sites. However, we believe that nearly all of our liabilities for such matters are covered by an indemnity that we received from Metromedia, our former owner. If Metromedia was unable or unwilling to perform to the terms of the indemnity, or should new contamination be identified, or if the extent of the known contamination is greater than presently anticipated, environmental liabilities could have a material adverse effect on our financial condition and results of operations.

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

We periodically make capital investments to, among other things, launch new products, maintain and upgrade our facilities and enhance our production processes. Additionally, as our business grows, we may have to incur capital expenditures to increase capacity. We may also incur significant capital expenditures to make changes to products in order to comply with evolving emissions standards and regulations. We believe that we will be able to fund these expenditures through cash flow from operations and borrowings under our senior secured credit facilities in the U.S. and borrowings from local financial institutions in the countries in which we operate. However, we may not have or be able to obtain adequate funds to make all necessary capital expenditures when required, or the amount of future capital expenditures may be materially in excess of our anticipated or current expenditures. If we are unable to make necessary capital expenditures, our product line may become dated, our productivity may be decreased and the quality of our products may be adversely affected, which, in turn, could reduce net sales and profitability.

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

On December 20, 2004, Holdings issued $100.0 million of senior discount notes (the “Discount Notes”) due in 2015. The Discount Notes bear interest at a stated annual rate of 12%. The Discount Notes are unsecured senior obligations of Holdings and are subordinated to all existing and future senior indebtedness. The Discount Notes are not guaranteed by any of Holdings’ subsidiaries and are effectively subordinated to all of Stanadyne’s secured debt. Holdings has no independent financial resources of its own. Furthermore the terms of the agreement governing the Company’s credit facility and the indenture governing the $160 million of subordinated notes issued by Stanadyne on August 6, 2004 limit the ability of Stanadyne and its subsidiaries to pay dividends or make other distributions to Holdings, which may, in turn, limit Holdings’ ability to repay the Discount Notes.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Company’s executive offices are located in Windsor, Connecticut. The Company believes that substantially all of its properties and equipment are in good condition, and that it has sufficient capacity to meet its current and projected manufacturing and distribution needs.

Below is a summary of the existing facilities:

Location	Square Footage	Type of Interest	Principal Use
Windsor, CT	571,000	Owned	Corporate Offices, Precision Products Headquarters, Sales and Marketing, Engineering Center, Manufacturing
Jacksonville, NC	110,000	Owned	Manufacturing
	20,000	Leased	Manufacturing, Distribution
Washington, NC	177,000	Owned	Manufacturing
Brescia, Italy	175,000	Owned	SpA Headquarters, Engineering, Sales and Marketing, Manufacturing
Chennai, India	130,000	Leased	Manufacturing, Engineering, Sales & Marketing
Changshu, China	39,000	Leased	Manufacturing, Engineering, Sales & Marketing

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	[Removed and Reserved]

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of June 1, 2010, SIHC was the holder of record of all the outstanding shares of common stock, par value, $.01 per share, of Stanadyne (the “Stanadyne Common Stock”). Also as of June 1, 2010, Holdings was the holder of record of all the outstanding shares of common stock, par value, $.01 per share, of SIHC (the “SIHC Common Stock”). There is no established trading market for the Stanadyne Common Stock or SIHC Common Stock. Stanadyne has never paid or declared a cash dividend on the Stanadyne Common Stock, and SIHC has never paid or declared a cash dividend on the SIHC Common Stock. Furthermore, Stanadyne is restricted from paying dividends under the covenants of its revolving credit and term loan agreements. Stanadyne does not have any compensation plans under which its equity securities are authorized for issuance.

As of June 1, 2010, Holdings is authorized by its Certificate of Incorporation to issue 150,000,000 shares of common stock, par value $.01 per share (“Holdings Common Stock”), of which 105,815,081 shares were outstanding. Holdings has never paid or declared a cash dividend on the Holdings Common Stock. Furthermore, Holdings is restricted from paying dividends under the covenants of its Discount Notes indenture. A group of investors led by Kohlberg and current and retired members of management of the Company, totaling 32 holders, own substantially all of Holdings Common Stock. There is no established trading market for Holdings Common Stock.

Holdings created the KSTA Holdings, Inc. 2004 Equity Incentive Plan (“Option Plan”), which provides for the grant of non-qualified stock options to certain key employees and/or directors of the Company. The following table sets forth information regarding the Option Plan as of December 31, 2009. Holdings’ stockholder-approved Option Plan is described further in Note 16 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	12,928,750	(1)	$0.53	2,366,170
Equity compensation plans not approved by security holders	None		Not applicable	Not applicable

Total	12,928,750	(1)	$0.53	2,366,170

(1)	Consists of 3,071,250 vested outstanding exercisable options and 9,857,500 unvested outstanding options.

UNREGISTERED SALES OF EQUITY SECURITIES

There were no stock options exercised during the year ended December 31, 2009.

On December 10, 2009 Holdings granted one employee options to purchase 325,000 shares of Holdings Common Stock at an exercise price of $0.47 per share. The options granted vest ratably annually over a four year period from the date of grant, are subject to the achievement of various performance benchmarks and expire ten years from the date of grant. Holdings granted such options in reliance upon the exemption from the registration requirements of the Securities Act of 1933 as amended, under Section 4(2) of the Securities Act.

This offer of securities was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. In claiming the exemption under Section 4(2), Holdings relied in part on the following facts: (1) the offer and sale involved a single purchaser; (2) the purchaser was an employee of Stanadyne and as such was familiar with its operations; (3) the purchaser represented that he (a) had the requisite knowledge and experience in financial and business matters to evaluate the merits and risk of an investment in Holdings; (b) was able to bear the economic risk of an investment in Holdings; (c) acquired the securities for his own account in a transaction not involving any general solicitation or general advertising, and not with a view to the distribution thereof; and (4) a restrictive legend was placed on each certificate or other instrument evidencing the securities.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated historical financial and operating data of the Company and its subsidiaries for the five years ended December 31, 2009. The selected consolidated financial data were derived from the consolidated financial statements of the Company and reflect certain restatements for the years ended December 31, 2008, 2007, 2006 and 2005. The data presented below should be read in conjunction with the Company’s consolidated financial statements and the related footnotes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Because of the sale of PEPC in 2006, assets and liabilities of PEPC that were sold are excluded from the respective captions as they represented assets and liabilities held for sale in all periods presented prior to their sale. Additionally, PEPC revenues, expenses and costs have been excluded from the respective captions as they represented income (loss) from discontinued operations, net of income taxes, for all periods presented prior to the PEPC sale (dollars in thousands).

STANADYNE HOLDINGS, INC.		Year Ended December 31, 2009	Year Ended December 31, 2008(d)	Year Ended December 31, 2007(d)	Year Ended December 31, 2006(d)	Year Ended December 31, 2005(d)
			(Restated)	(Restated)	(Restated) (Unaudited)	(Restated) (Unaudited)
Statement of Operations Data:
Net sales		$185,848	$280,473	$292,410	$301,803	$295,956
Cost of goods sold		139,031	203,524	221,776	233,628	229,035

Gross profit		46,817	76,949	70,634	68,175	66,921
Selling, general and administrative expenses	(a)(b)	37,760	42,733	33,903	42,927	35,784
Goodwill impairment	(c)	6,547	—	—	—	—

Operating income		2,510	34,216	36,731	25,248	31,137
Interest expense, net		(29,726)	(28,952)	(28,145)	(29,053)	(27,365)

(Loss) income before income tax expense (benefit) expense		(27,216)	5,264	8,586	(3,805)	3,772
Income tax (benefit) expense	(e)	(3,510)	3,087	9,525	(1,236)	1,105

Net (loss) income from continuing operations		(23,706)	2,177	(939)	(2,569)	2,667
Non-controlling interest in loss (income) of consolidated subsidiary		886	47	(76)	72	130

(Loss) income from continuing operations attributable to stockholders		$(22,820)	$2,224	$(1,015)	$(2,497)	$2,797

				(Unaudited)	(Unaudited)	(Unaudited)
Balance Sheet Data (at year end):
Property, plant and equipment, net		$78,860	$80,933	$93,037	$98,117	$102,949
Total assets		378,828	418,859	434,757	443,375	488,523
Long-term debt and capital leases (including current portion)		267,497	273,530	268,937	262,756	294,032
Total equity		14,037	31,123	48,992	42,938	50,291
Ratio of earnings to fixed charges (See Exhibit 12)		(f )	1.2	1.3	(f )	1.1

(a)	For 2005, net income for Holdings included $2.7 million of impairments of long-lived assets and other related costs which are included in selling, general and administrative expenses.
(b)	2007 included a curtailment gain of $9.1 million related to an amendment to a company pension plan effective March 31, 2007.
(c)	In the fourth quarter of 2009, the Company recorded a goodwill impairment charge of $6.5 million related to its Stanadyne, SpA reporting unit. Refer to Note 6 of the Consolidated Financial Statements included at Item 8 of this Annual Report for additional information.
(d)	Certain amounts have been restated to correct prior period errors identified during the 2009 audit. Details of the restatements are provided in Note 3 of the Consolidated Financial Statements.
(e)	In 2007, the Company recorded a $4.0 million valuation allowance on certain deferred tax assets related to its Stanadyne, SpA unit.
(f)	In 2009 and 2006, ratios are not presented as such amounts were lower than 1.0. The deficiency of earnings at Stanadyne Holdings, Inc. was $27,216 and $3,805 during the years ended December 31, 2009 and 2006, respectively.

The Holdings restatements for 2008 and 2007 are described in Note 3 of the Consolidated Financial Statements included in this Annual Report at Item 8.

The following summarizes the restatements for 2006 and 2005 included in the above table:

	For the year ended December 31, 2006
	Previously Reported *	Adjustments	Restated
Net sales	$304,618	$(2,815)	$301,803
Cost of goods sold	235,498	(1,870)	233,628

Gross profit	69,120	(945)	68,175
Selling, general, administrative and other operating expenses	43,039	(112)	42,927

Operating income	26,081	(833)	25,248
Interest expense, net	(28,672)	(381)	(29,053)

Loss before income tax benefit	(2,591)	(1,214)	(3,805)
Income tax benefit	(1,075)	(161)	(1,236)

Net loss	(1,516)	(1,053)	(2,569)
Non-controlling interest in loss of consolidated subsidiary	72	—	72

Net loss attributable to stockholders	$(1,444)	$(1,053)	$(2,497)

Total assets (at year end)	$445,535	$(2,160)	$443,375
Stockholders’ equity (at year end)	43,369	(430)	42,939

For 2006, net sales and cost of goods sold were overstated $2,815 and $2,272, respectively, for certain products that were shipped and recorded as sales in 2006 but should have been recorded in 2007. Further, cost of goods sold was understated $402 related to an error in calculating the 2006 LIFO liquidation adjustment. Selling, general, administrative and other operating expenses was overstated $112 related to the overstatement of certain expenses associated with Stanadyne, SpA. Interest expense was understated $381 related to the understatement of amortization of deferred debt origination costs. The 2006 income tax benefit was understated by $458 related to the tax effect of the restatements and a correction of the deferred income tax rate used in 2006.

Total assets at December 31, 2006 were overstated by $2,160 related to the overstatement of goodwill of $1,911, accounts receivable of $2,815 offset by an understatement of inventories of $1,870, deferred debt origination costs of $326 and other current assets of $370. The Company had used an incorrect deferred income tax rate when allocating the purchase price of Stanadyne in 2004 resulting in the overstatement of goodwill in the opening balance sheet by $2,360. Goodwill at December 31, 2006 had also been understated $449 due to errors in the translation of euro-denominated goodwill associated with the Company’s Stanadyne, SpA subsidiary. Stockholders’ equity was overstated by $430 related to the restatements to the 2006 operating statement ($1,053) offset by the impact on the foreign currency translation adjustment for goodwill ($449) and the accumulation of restated amounts related to prior periods ($174).

	For the year ended December 31, 2005
	Previously Reported *	Adjustments	Restated
Interest expense, net	$(27,869)	$504	$(27,365)
Income tax expense	715	390	1,105
Net income	2,553	114	2,667
Net income attributable to stockholders	2,683	114	2,797
Total assets (at year end)	490,384	(1,861)	488,523
Stockholders’ equity (at year end)	50,330	(39)	50,291

The 2005 restatement adjustments were limited to correcting the overstatement of interest expense related to the overstatement of amortization of deferred debt origination costs ($504) and the correction of the income tax expense for the tax effect of the change in the interest expense and the correction of the deferred income tax rate used in 2005 ($390).

Total assets at December 31, 2005 were overstated by $1,861 related to the overstatement of goodwill ($2,569) offset by the deferred debt origination costs ($708). The Company had used an incorrect deferred income tax rate when allocating the purchase price of Stanadyne in 2004 resulting in the overstatement of goodwill in the opening balance sheet by $2,360. Goodwill at December 31, 2005 had also been overstated $209 due to errors in the foreign translation of goodwill associated with the Company’s Stanadyne, SpA subsidiary. Stockholders’ equity was overstated by $39 related to the restatements to the 2005 operating statement ($114) and the impact on the foreign currency translation adjustment for goodwill ($209) offset by the accumulation of restated amounts related to prior periods ($55).

Retained earnings at January 1, 2005 was restated by $55 related to the understatement of deferred debt origination costs of $204 offset by changes in deferred income taxes of $148.

*	As disclosed in Note 2 of our consolidated financial statements, which are included in this Annual Report as Item 8, effective January 1, 2009, the Company adopted the standards set forth on the Consolidation Topic of the FASB Accounting Standards Codification related to our non-controlling interest in SAPL. The tables noted above reflect the adoption of this charge in accounting.

ITEM 6.	SELECTED FINANCIAL DATA - (Continued)

STANADYNE CORPORATION		Year Ended December 31, 2009	Year Ended December 31, 2008(d)	Year Ended December 31, 2007(d)	Year Ended December 31, 2006(d)	Year Ended December 31, 2005(d)
			Restated	Restated	Restated (Unaudited)	Restated (Unaudited)
Statement of Operations Data:
Net sales		$185,848	$280,473	$292,410	$301,803	$295,956
Cost of goods sold		139,031	203,524	221,776	233,628	229,035

Gross profit		46,817	76,949	70,634	68,175	66,921
Selling, general and administrative expenses	(a)(b)	37,700	42,671	33,858	42,824	35,720
Goodwill impairment	(c)	6,547	—	—	—	—

Operating income		2,570	34,278	36,776	25,351	31,201
Interest expense, net		(17,973)	(18,497)	(18,849)	(20,781)	(19,977)

(Loss) income before income tax expense		(15,403)	15,781	17,927	4,570	11,224
Income tax expense	(e)	(204)	6,004	11,907	842	4,055

Net (loss) income from continuing operations		(15,199)	9,777	6,020	3,728	7,169
Non-controlling interest in loss (income) of consolidated subsidiary		886	47	(76)	72	130

(Loss) income from continuing operations attributable to stockholder		$(14,313)	$9,824	$5,944	$3,800	$7,299

				Unaudited	(Unaudited)	(Unaudited)
Balance Sheet Data (at year end):
Property, plant and equipment, net		$78,860	$80,933	$93,037	$98,117	$102,949
Total assets		377,494	417,105	432,705	440,989	486,439
Long-term debt and capital leases (including current portion)		167,496	180,496	186,137	189,064	228,447
Total equity		102,375	110,795	121,096	108,425	110,852
Ratio of earnings to fixed charges (See Exhibit 12)		(f )	1.8	1.9	1.2	1.5

(a)	For 2005, net income for Holdings included $2.7 million of impairments of long-lived assets and other related costs which are included in selling, general and administrative expenses.
(b)	2007 included a curtailment gain of $9.1 million related to an amendment to a company pension plan effective March 31, 2007.
(c)	In the fourth quarter of 2009, the Company recorded a goodwill impairment charge of $6.5 million related to its Stanadyne, SpA reporting unit. Refer to Note 6 of the Consolidated Financial Statements included at Item 8 of this Annual Report for additional information.
(d)	Certain amounts have been restated to correct prior period errors identified during the 2009 audit. Details of the restatements are provided in Note 3 of the Consolidated Financial Statements.
(e)	In 2007, the Company recorded a $4.0 million valuation allowance on certain deferred tax assets related to its Stanadyne, SpA unit.
(f)	In 2009, the ratio is not presented as such amounts were lower than 1.0. The deficiency of earnings at Stanadyne Corporation was $15,404 during the year ended December 31, 2009.

The Stanadyne 2008 and 2007 restated amounts are presented in Note 3 of the Consolidated Financial Statements included in this Annual Report at Item 8.

The following summarizes the 2006 and 2005 restated amounts in the above table:

	For the year ended December 31, 2006
	Previously Reported *	Adjustments	Restated
Net sales	$304,618	$(2,815)	$301,803
Cost of goods sold	235,498	(1,870)	233,628

Gross profit	69,120	(945)	68,175
Selling, general, administrative and other operating expenses	42,936	(112)	42,824

Operating income	26,184	(833)	25,351
Interest expense, net	(20,347)	(434)	(20,781)

Income before income tax expense	5,837	(1,267)	4,570
Income tax expense	891	(49)	842

Net income	4,946	(1,218)	3,728
Non-controlling interest in loss of consolidated subsidiary	72	—	72

Net income attributable to stockholders	$5,018	$(1,218)	$3,800

Total assets (at year end)	$443,363	$(2,374)	$440,989
Stockholder’s equity (at year end)	109,228	(802)	108,426

For 2006, net sales and cost of goods sold were overstated $2,815 and $2,272, respectively, for certain products that were shipped and recorded as sales in 2006 but should have been recorded in 2007. Further, cost of goods sold was understated $402 related to an error in calculating the 2006 LIFO liquidation adjustment. Selling, general, administrative and other operating expenses was overstated $112 related to the overstatement of certain expenses associated with Stanadyne, SpA. Interest expense was understated $434 related to the understatement of amortization of deferred debt origination costs. The 2006 income tax expense was overstated by $345 related to the tax effect of the restatements and a correction of the deferred income tax rate used in 2006.

Total assets at December 31, 2006 were overstated by $2,374 related to the overstatements of goodwill by $1,911 and accounts receivable by $2,815 offset by the understatement of inventories by $1,870, deferred debt origination costs by $198 and other current assets by $370. The Company had used an incorrect deferred income tax rate when allocating the purchase price of Stanadyne in 2004 resulting in the overstatement of goodwill in the opening balance sheet by $2,360. Goodwill at December 31, 2006 had also been understated $449 due to errors in the foreign translation of goodwill associated with the Company’s Stanadyne, SpA subsidiary. Stockholders’ equity was overstated by $802 related to the restatements to the 2006 operating statement ($922) and the accumulation of restated amounts related to prior periods ($328) offset by the impact on the foreign currency translation adjustment for goodwill ($449).

	For the year ended December 31, 2005
	Previously Reported *	Adjustments	Restated
Interest expense, net	$(20,408)	$431	$(19,977)
Income tax expense	3,534	521	4,055
Net income	7,259	(90)	7,169
Net income attributable to stockholders	7,389	(90)	7,299
Total assets (at year end)	488,378	(1,939)	486,440
Stockholder’s equity (at year end)	111,098	(246)	110,852

The 2005 restatement adjustments were limited to correcting the overstatement of interest expense related to the overstatement of amortization of deferred debt origination costs ($431) and the correction of the income tax expense for the tax effect of the change in the interest expense and the correction of the deferred income tax rate used in 2005 ($521).

Total assets at December 31, 2005 were overstated by ($1,939) related to the overstatement of goodwill ($2,569) offset by the deferred debt origination costs ($631). The Company had used an incorrect deferred income tax rate when allocating the purchase price of Stanadyne in 2004 resulting in the overstatement of goodwill in the opening balance sheet by $2,360. Goodwill at December 31, 2005 had also been overstated $209 due to errors in the foreign translation of goodwill associated with the Company’s Stanadyne, SpA subsidiary. Stockholder’s equity was overstated by $246 related to the restatements to the 2005 operating statement ($90) and the impact on the foreign currency translation adjustment for goodwill ($209) offset by the accumulation of restated amounts related to prior periods ($53).

Retained earnings at January 1, 2005 was restated by $53 related to the understatement of deferred debt origination costs of $200 offset by changes in deferred income taxes of $147.

•

As disclosed in Note 2 of our consolidated financial statements, which are included in this Annual Report as Item 8, effective January 1, 2009, the Company adopted the standards set forth on the Consolidation Topic of the FASB Accounting Standards Codification related to our non-controlling interest in SAPL. The tables noted above reflect the adoption of this charge in accounting.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION; RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL RESULTS

As more fully described in Note 3 of the Consolidated Financial Statements included in Item 8 of this Annual Report, in connection with the preparation of the Company’s December 31, 2009 consolidated financial statements, the Company identified certain errors that affected the Company’s reported results for fiscal years ended December 31, 2004 through 2008. The Company has restated its consolidated financial statements for the years ended December 31, 2008 and 2007 to correct these errors. The following tables and analysis have been restated to conform to the restated financial statement amounts.

The following table displays performance details for the periods shown (dollars in thousands).

	Year Ended December 31,
	2009		2008		2007
STANADYNE HOLDINGS, INC.	$	%	$	%	$	%
			(Restated)		(Restated)
Net sales	185,848	100.0	280,473	100.0	292,410	100.0
Cost of goods sold	139,031	74.8	203,524	72.6	221,776	75.8
Gross profit	46,817	25.2	76,949	27.4	70,634	24.2
Selling, general and administrative expenses	33,761	18.2	38,719	13.8	38,450	13.1
Amortization of intangibles	3,249	1.7	3,264	1.2	3,761	1.3
Management fees	750	0.4	750	0.3	750	0.3
Pension plan curtailment gain	—	—	—	—	(9,058)	(3.1)
Goodwill impairment	6,547	3.5	—	—	—	—
Operating income	2,510	1.4	34,216	12.2	36,731	12.6
Net (loss) income attributable to stockholders	(22,820)	(12.3)	2,224	0.8	(1,015)	(0.3)

	Year Ended December 31,
	2009		2008		2007
STANADYNE CORPORATION	$	%	$	%	$	%
			(Restated)		(Restated)
Net sales	185,848	100.0	280,473	100.0	292,410	100.0
Cost of goods sold	139,031	74.8	203,524	72.6	221,776	75.8
Gross profit	46,817	25.2	76,949	27.4	70,634	24.2
Selling, general and administrative expenses	33,701	18.1	38,657	13.8	38,405	13.1
Amortization of intangibles	3,249	1.7	3,264	1.2	3,761	1.3
Management fees	750	0.4	750	0.3	750	0.3
Pension plan curtailment gain	—	—	—	—	(9,058)	(3.1)
Goodwill impairment	6,547	3.5	—	—	—	—
Operating income	2,570	1.4	34,278	12.2	36,776	12.6
Net (loss) income attributable to stockholder	(14,313)	(7.7)	9,824	3.5	5,944	2.0

COMPARISON OF RESULTS OF OPERATIONS

Executive Overview

Stanadyne, a Delaware corporation formed in 1988, is a wholly-owned subsidiary of SIHC, a Delaware corporation formed in 1997. SIHC is a wholly-owned subsidiary of Holdings, a Delaware corporation formed in 2004 and formerly known as KSTA Holdings, Inc. A majority of the outstanding equity of Holdings is owned by funds managed by Kohlberg Management IV, L.L.C., an affiliate of Kohlberg and Company L.L.C. (“Kohlberg”). On August 6, 2004, Kohlberg and Company, L.L.C., through a series of transactions purchased the outstanding equity of Stanadyne’s holding company from American Industrial Partners Capital Fund II, L.P. AIP had purchased Stanadyne from Metromedia Company (“Metromedia”) on December 11, 1997.

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

Last year, 2009, was an extraordinarily challenging period for our business. The global economic downturn that began in 2008 did not significantly affect Stanadyne until the first quarter 2009, and then had a profound impact on every sector of our business. In the first quarter of 2009, our customers, both original equipment manufacturers (“OEMs”) and service customers, cut inventories, canceled orders and slowed incoming material. In the second quarter of 2009, orders stabilized and increased by 18% from the first quarter of 2009, but customer demand remained very volatile. Orders for our products improved gradually in the third and fourth quarters of 2009, with customers confirming low inventory levels and requesting “inside lead time” drop-in orders.

Sales by Quarter - Unaudited

(dollars in millions)

	Q1	Q2	Q3	Q4	Total
2008 (restated)	$73.3	$74.6	$66.0	$66.6	$280.5
2009	$40.3	$47.5	$46.4	$51.6	$185.8
% Change	-45.0%	-36.3%	-29.7%	-22.5%	-33.8%

Sales in 2009 totaled $185.8 million, reflecting a decrease of $94.7 million or 33.8% from 2008 sales of $280.5 million. Sales in 2009 were lower for virtually every market, customer and industry we serve. Sales to our OEMs represented the largest year-over-year decrease with 2009 sales 44.5% lower than 2008. Sales to the service channels in 2009 decreased a comparatively smaller 19.6% when compared to 2008.

The downward pressure on earnings from these lower sales volumes required significant cost reduction actions that included permanent staff reductions, temporary furloughs of personnel on an as-needed basis, wage and salary reductions ranging from 3% - 15%, and several other austerity measures targeting savings in utilities, travel, benefits, professional fees and other costs. Our operating income before impairment of goodwill of $6.5 million, was $9.1 million and 4.9% of net sales, reflecting a decrease of $25.1 million from 2008 operating income of $34.2 million and 12.2% of net sales.

A realignment of the Company’s global manufacturing capacity was initiated in the second quarter of 2009. Consolidation of the North American manufacturing activities from three manufacturing locations to two will result in the closure of the Company’s Windsor, Connecticut manufacturing plant by 2011. Reduced demand on our factories in the first half of the year enabled us to expedite movement of equipment from the Windsor, Connecticut plant to other locations, incurring approximately $3.0 million in relocation costs in 2009 which were recorded to selling, general and administrative costs. The Company will continue to assess the carrying value of its Windsor, Connecticut manufacturing plant and related equipment for impairments. The Company also incurred $2.0 million in costs in 2009 which were recorded to selling, general and administrative costs for start-up costs including equipment relocation, training and salaries related to the expanded operations in our Changshu, China and Chennai, India locations.

To further execute our global manufacturing strategy, we determined in the fourth quarter of 2009 to support new business growth in Asia with products manufactured by our Changshu, China operation rather than our Italy-based operation. As a result, our annual impairment test concluded that the goodwill was impaired in the Stanadyne, SpA (“SpA”) reporting unit and we charged the entire amount, $6.5 million, to operating income in the fourth quarter of 2009. This is a non-cash charge to earnings and does not impact the Company’s liquidity.

Despite the depressed business levels, cash flows from operations in 2009 were positive $1.7 million. Cash on hand as of December 31, 2009 totaled $24.9 million and availability under the U.S.-based revolving credit facility totaled $19.3 million, of which $5.8 million was used for standby letters of credit.

2009 COMPARED TO 2008

Net Sales. Net sales for 2009 totaled $185.8 million and were $94.7 million, or 33.8% less than sales of $280.5 million for 2008. The global recession had a severe negative impact on customer demand in all of our primary end markets for agricultural, industrial and construction equipment. The reduction in customer demand was most severe in the first half of 2009; however our businesses continued to experience lower sales to most of our OEM and service customers for the entire year.

Sales by Customer – Unaudited

(dollars in millions)

	2009	2008	Change	% Change
		(Restated)
OEM Sales	$88.8	$159.9	$(71.1)	(44.5)%
Service Sales	97.0	120.6	(23.6)	(19.6)%

Total Sales	$185.8	$280.5	$(94.7)	(33.8)%

OEM sales represented 48% of our total sales in 2009 as compared to 57% in 2008. The downturn in our 2009 sales was greatest in our OEM markets where we experienced a broad based decrease in customer demand, with only few exceptions, as the global economic recession slowed demand for construction, agricultural and industrial equipment. Decreased demand from our largest customer, Deere & Company (“Deere”), for products used in their construction and forestry equipment as well as utility tractors resulted in $26.6 million lower sales in 2009 than the prior year. Lower demand from our other major OEM customers, including Caterpillar, Cummins, Inc. (“Cummins”), AGCO SISU POWER (“SISU”), Ford Motor Company (“Ford”), Perkins Engines Co. Ltd. (“Perkins”), Lombardini SRL, Iveco S.p.A., Case New Holland and J C Bamford Excavators Ltd. combined for a $32.5 million decrease in 2009 sales as compared to the prior year. Sales to General Engine Products, Inc. (“GEP”) for fuel pumps used in the military High Mobility Multipurpose Wheeled Vehicle (“HMMWV”) were also $2.6 million or 13% less in 2009 as production of this vehicle slowed from the prior year rate. The only significant increase in OEM sales in 2009 was for our high pressure gasoline pump sold to Daimler due to an expanded product offering of the gasoline direct injection engine included as an option in the Mercedes C and E-class vehicles. Sales to Daimler increased by $2.1 million in 2009 from the prior year.

Sales to the service markets represented 52% of our total sales in 2009 as compared to 43% in 2008. Demand for products from our service customers did not decrease as much as demand from our OEM customers in 2009. Service sales to Deere were $13.2 million or 35% less when compared to 2008, reflecting lower end market demand as well as inventory reductions in 2009. Sales to General Motors Service Parts Organization were $7.5 million lower in 2009 versus 2008. The balance of the reduction in 2009 service sales was due to lower demand from our independent service network and our aftermarket fuel filter customers.

Sales in 2009 were significantly lower in all of our major product lines when compared to the prior year, reflecting the impact of the global recession on all of our lines of business except for the high pressure gasoline pump sold to Daimler. Year-over-year sales decreases in our diesel fuel pump, fuel injector, fuel filtration and Precision Components & Assembly product lines ranged from 24% to 62%, with larger decreases reflecting a greater proportion of OEM versus service sales.

Cost of Goods Sold and Gross Profit. Cost of goods sold totaled $139.0 million and 74.8% of net sales in 2009, compared to $203.5 million and 72.6% of net sales in 2008. Gross profit totaled $46.8 million and 25.2% of net sales in 2009, compared to $76.9 million and 27.4% of net sales in 2008. This $30.1 million reduction in gross profit was due to the following increases and decreases in 2009 cost of goods sold when compared to 2008:

Decreases in gross profit -
Lower sales volume and market/product mix	-$	41.9 million
Windsor employee retention bonus	-$	1.1 million
Excess inventory write down	-$	0.7 million

Increases in gross profit -
Overhead labor reductions	+$	7.0 million
Lower 2009 performance bonus	+$	2.7 million
Lower factory overhead expenses	+$	2.0 million
Lower depreciation expense	+$	1.9 million

The lower sales volumes in all of our lines of business in 2009 (other than the high pressure gasoline pump sold to Daimler) resulted in $41.9 million lower gross profit when compared to 2008, although the higher proportion of service versus OEM sales in 2009 lessened the overall impact on gross profit.

The reorganization of our North American operations announced in the second quarter of 2009 will result in the closure of the manufacturing plant in our Windsor, Connecticut location by 2011. We are providing a retention bonus to employees of that location to continue working until their jobs are eliminated. The aggregate amount of these bonuses is expected to be approximately $2.7 million of which $1.1 million was expensed in 2009.

A review of our potentially obsolete and excess inventory in 2009 resulted in a $0.7 million charge to cost of goods sold. Approximately $0.6 million of this amount is related to the write down of inventory following the decision by a customer to in-source manufacturing of components previously provided by our Stanadyne, SpA operation.

A number of aggressive cost reduction actions were taken in 2009 to better balance our operating costs to the lower level of sales demand. We reduced factory overhead staffing levels, utilized temporary furloughs, reduced wages and salaries, and suspended certain employee benefits to produce combined savings of $7.0 million in 2009. Also, we did not achieve the levels of earnings and cash flows from operations in 2009 required by our performance bonus plan. As a result, there were no amounts incurred for performance bonus in 2009 as compared to $2.7 million incurred in 2008.

A number of austerity programs were taken at all of our locations in 2009 to further reduce factory overhead costs by a combined $1.7 million from 2008 spending levels. Also, LIFO expense was $0.3 million less in 2009 when compared to 2008.

Depreciation expense was $1.9 million lower in 2009 as compared to 2008. A large number of used assets were acquired in 2004 with a remaining useful life of 5 years that ended in the third quarter of 2009 resulting in the lower overall depreciation expense in 2009. This benefit was partially offset by $0.6 million of accelerated depreciation in 2009 resulting from the decision to close our Windsor, Connecticut manufacturing facility. While many of the fixed assets used in Windsor will be transferred to our other manufacturing facilities upon closure of this plant in 2011, we determined that certain fixed assets would only be used through 2011. We revised our estimate of the useful life of these assets and adjusted the depreciation expense accordingly.

Selling, General and Administrative Expenses (“SG&A”). SG&A totaled $33.7 million or 18.1% of net sales in 2009, as compared to $38.7 million or 13.8% of net sales in 2008. The lower levels of sales in 2009 drove a number of cost saving measures including staff reductions, a graduated salary reduction of 4% - 15%, suspension of certain employee benefits, and no performance bonus due to depressed levels of cash flows that combined for a total of $4.4 million lower employee related costs when compared to 2008. Freight on sales was $0.8 million less in 2009 when compared to 2008, due primarily to the depressed sales volumes. Lower R&D expenses and favorable cost trends in retiree health benefit plans in 2009 accounted for $1.3 million and $0.8 million, respectively, of the year-over-year decrease in SG&A costs. Additional year-over-year savings of $1.8 million in SG&A costs were realized from a number of austerity measures in our China, India and Italy operations. All of these savings were partially offset by $1.9 million of costs incurred for the consolidation of our U.S. manufacturing operations announced in 2009 and $2.0 million for start-up costs including training and salaries to support the relocation of equipment, as well as the cost to move the equipment, for the expanded operations in our China and India locations. The SG&A in our financial statements includes an annual management fee paid to Kohlberg of $0.8 million and amortization of intangible assets of $3.2 million.

Amortization of Intangible Assets. Amortization of intangible assets totaled $3.2 million in 2009 and $3.3 million in 2008.

Goodwill Impairment. Goodwill impairment was $6.5 million in 2009 and no goodwill impairment was recorded in 2008. Stanadyne evaluates the carrying value of goodwill and other intangible assets on an annual basis and when other conditions exist by applying a fair value based test. Stanadyne tests for goodwill impairment in two reporting units – Stanadyne Corporation and Stanadyne, SpA. Our annual impairment test for 2009 was completed during the fourth quarter. This test relies on a discounted cash flow analysis of the operating cash flows reflected in our long term strategic plan. The result of this analysis concluded that the projected discounted cash flows generated by our Stanadyne, SpA reporting unit did not support the carrying value of that business. This change from the prior year impairment test was due to a strategic decision in the fourth quarter of 2009 to support new business growth in Asia with products manufactured by our Changshu, China operation rather than our Italy-based operation. As a result, Stanadyne’s annual impairment test concluded that the goodwill was impaired in the Stanadyne, SpA reporting unit and charged $6.5 million to operating income in the fourth quarter of 2009. There was no impairment of goodwill in the Stanadyne Corporation reporting unit in 2009.

Operating Income. Operating income for Stanadyne in 2009 totaled $2.6 million and 1.4% of net sales and was $31.7 million less than operating income of $34.3 million and 12.2% of net sales in 2008. Excluding the goodwill impairment charge of $6.5 million, the year-over-year comparison reflected a decrease of $25.2 million that resulted from $30.1 million lower gross profit partially offset by $4.9 million lower SG&A expense. Operating income for Holdings in 2009 was $0.1 million less than for Stanadyne due to additional SG&A costs.

Net Loss. Net losses for Stanadyne in 2009 totaled $14.3 million or 7.7% of net sales as compared to net income in 2008 of $9.8 million and 3.5% of net sales. This $24.1 million decrease in net earnings was due to $31.7 million of lower operating income in 2009 partially offset by $0.5 million lower net interest expense on lower levels of debt, $6.2 million lower income taxes and $0.8 million of loss attributable to the non-controlling interest in Stanadyne Amalgamations Private Limited (“SAPL”).

Net losses for Holdings in 2009 were $8.5 million more than for Stanadyne due to $11.8 million of additional net interest expense on Holdings’ senior discount notes, partially offset by $3.3 million lower income taxes.

2008 COMPARED TO 2007

Net Sales. Net sales for 2008 totaled $280.5 million and were $11.9 million or 4.1% less than sales of $292.4 million for 2007. Lower sales to the OEM market during 2008 were partially offset by higher sales to the service markets.

OEM sales represented 57% of our total sales in 2008 as compared to 59% in 2007. Sales to our OEM customers were $18.2 million less in 2008, due primarily to $30.1 million lower sales to Deere. In addition to lower demand due to the general economic downturn in late 2008, sales to Deere decreased for products used in construction and forestry equipment as well as for older style fuel injection equipment that is no longer emissions compliant. Strength in demand from our other OEM customers in 2008 offset much of the reduction in sales to Deere. Sales to GEP for fuel pumps used in the military HMMWV were $2.8 million greater in 2008. Sales of our high pressure gasoline pump to Daimler were also $5.0 million higher in 2008 as the use of GDi-equipped engine was expanded to additional platforms. Increased OEM demand in 2008 for our diesel fuel injection equipment sold to Cummins, Ford, SISU and Perkins combined for a total of $9.1 million higher sales in 2008 than 2007.

Sales to the service markets represented 43% of our total sales in 2008 as compared to 41% in 2007. Sales to service customers increased $0.8 million or 0.6% in 2008 versus 2007. After lower demand in 2007, service orders from GM for fuel pumps increased in the first half of 2008, resulting in $3.9 million higher sales when compared to 2007. Service orders for Deere products also increased by $1.3 million in 2008. Sales to our central distributors, which comprise our independent service network, were $11.2 million lower in 2008 as compared to 2007 due to a general downturn in demand for service parts as well as for fewer orders for replacement pumps for military HMMWVs.

Sales by major product line in 2008 reflected lower sales of our fuel pump, fuel injector and fuel filtration products, partially offset by a $2.6 million increase in sales of other contact manufactured components in our Precision Components & Assembly (“PCA”) product line.

Cost of Goods Sold and Gross Profit. Cost of goods sold totaled $203.5 million and 72.6% of net sales in 2008, compared to $221.8 million and 75.8% of net sales in 2007. Gross profit totaled $76.9 million and 27.4% of net sales in 2008, compared to $70.6 million and 24.2% of net sales in 2007, an increase of $6.3 million. The major reasons for the increase in year-over-year gross profit were as follows:

Increases in gross profit –
Factory cost reductions including reorganization, staff reductions and consolidation of our Windsor, Connecticut manufacturing operations	+$8.3 million
Factory cost reductions in our Italy location due to staff reductions and the prior year (2007) charges for write-down of excess inventory and idle equipment	+$2.6 million
Decreases in gross profit –
Lower sales volume and unfavorable product mix Higher costs in our Changshu, China plant	-$4.2 million -$0.8 million

Factory overhead costs in the U.S. operations were $8.3 million less in 2008 primarily reflecting savings from organizational restructuring, staff reductions and consolidation of operations in the Windsor, Connecticut location.

Gross profit in Stanadyne, SpA improved by $2.6 million in 2008 when compared to 2007, due primarily to the $2.1 million write-down of inventory and idle equipment in 2007 that did not recur in 2008, as well as savings from staff reductions completed in 2007 and 2008.

Lower gross profit resulting from decreased OEM sales volumes was partially offset by a more profitable mix of products sold in 2008, resulting in a net $4.2 million decrease in the year-to-year gross profit comparison.

Finally, overhead spending in our new Changshu, China plant increased by $0.8 million in 2008, as the operation launched production in the second half of the year.

Selling, General and Administrative Expenses (“SG&A”). SG&A totaled $38.7 million or 13.8% of net sales in 2008, as compared to $38.4 million or 13.1% of net sales in 2007. The $0.2 million increase in SG&A costs was due to a number of changes. SG&A increases in 2008 included $2.4 million for higher research and development expenses for high pressure gasoline and diesel fuel systems programs, $0.6 million for professional fees related to personnel recruiting, accounting related fees and legal fees, and $0.4 million more start-up costs in the new Changshu, China plant. Reductions in SG&A costs in 2008 included $2.6 million lower severance benefits than incurred in 2007, lower costs associated with testing the Company’s internal control over financial reporting, and $0.3 million lower stock-based compensation expense. The SG&A in our financial statements includes the pension plan curtailment gain described below, the management fee paid to Kohlberg and amortization of intangible assets.

Pension Plan Curtailment Gain. Changes to the U.S.-based defined benefit pension plans at the end of the first quarter of 2007 resulted in a curtailment gain of the liability associated with future benefits. Effective March 31, 2007, Stanadyne amended the Stanadyne Corporation Pension Plan (a defined benefit plan) to freeze the benefits for all participants so that no future benefits accrued after that date. The effect of the pension plan freeze resulted in a curtailment gain of $9.1 million. This curtailment gain was equal to the reduction in the projected benefit obligations (PBO) due to the freeze, offset by any unrecognized losses immediately prior to the freeze, plus remaining unrecognized prior service costs.

Amortization of Intangible Assets. Amortization of intangible assets totaled $3.3 million in 2008 and was $0.5 million less than the amount reported for 2007, due to the expiration of certain product design patents at mid-year 2007.

Operating Income. Operating income for 2008 totaled $34.3 million and 12.2% of net sales and was $2.5 million less than the $36.8 million and 12.6% of net sales in 2007. Excluding the 2007 pension plan curtailment gain of $9.1 million, the year-over-year comparison reflected an increase in operating income of $6.6 million that resulted from $6.3 million higher gross profit and $0.5 million lower amortization expenses partially offset by $0.2 million higher SG&A expense. Operating income for Holdings in 2008 was $0.1 million less than for Stanadyne due to additional SG&A costs.

Net Income. Net income for Stanadyne in 2008 totaled $9.8 million and 3.5% of net sales, reflecting an increase of $3.9 million from $5.9 million or 2.0% of net sales in 2007. The $3.9 million increase reflected $2.5 million lower operating income, due to the $9.1 million pension plan curtailment gain recorded in 2007, offset by $6.3 million of higher gross profit levels in 2008, $0.3 million lower interest expense on reduced debt levels, $5.9 million lower income taxes due primarily to the $4.0 million deferred tax valuation allowance in 2007 and lower operating income and higher R&D credits, and $0.2 million of net loss attributable to the non-controlling interest in SAPL.

Net income for Holdings in 2008 totaled $2.2 million and was $7.6 million less than the amount reported for Stanadyne due to $10.5 million of additional interest expense on Holdings’ senior discount notes, partially offset by $2.9 million lower income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Stanadyne’s principal sources of liquidity are cash on hand, which totaled $24.9 million on December 31, 2009, and cash flows from operations. Cash equivalents as of December 31, 2009 represent commercial paper and certificates of deposit. On August 13, 2009, Stanadyne (as borrower) and Stanadyne Intermediate Holding Corp. (“SIHC”) (as guarantor) entered into a new revolving credit agreement with Wells Fargo Foothill, LLC (“U.S. Revolver”). The U.S. Revolver replaced a revolving credit line that expired on August 6, 2009, which was part of the Company’s senior credit facility with Goldman Sachs and CIT Group. The U.S. Revolver provides for maximum borrowings of $30 million, based on availability, as defined in the credit agreement, and is secured by all Stanadyne and SIHC assets, as well as a pledge of 65% of Stanadyne’s stock in SpA, SAPL, and Stanadyne Changshu Corporation (“SCC”). There were no amounts outstanding under the U.S. Revolver as of December 31, 2009, representing $19.3 million of available borrowing, of which $5.8 million was used to secure standby letters of credit. We occasionally utilize capital leasing and, for our foreign operations in China, Italy and India, maintain a combination of overdraft, working capital and term loan facilities with local financial institutions on an as-needed basis.

Indebtedness for Stanadyne as of December 31, 2009 totaled $164.7 million and was comprised of $160.0 million of senior subordinated notes issued by Stanadyne (the “Notes”), $4.2 million in foreign overdraft and revolving credit facilities and $0.5 million in foreign term loans. There were no borrowings under the U.S. Revolver. Unless the availability of funds under the U.S. Revolver is less than $4.0 million, this credit facility is not subject to financial covenants.

Indebtedness for Holdings as of December 31, 2009 totaled $264.7 million, comprised of the same debt facilities for Stanadyne, plus an additional $100.0 million of senior discount notes (the “Senior Discount Notes”) which are due in 2015. The Senior Discount Notes accreted to their full face value in August, 2009. The 12% coupon is payable semi-annually beginning in February, 2010. Holdings has no independent financial resources of its own. The U.S Revolver and the indenture governing the Notes limit the ability of Stanadyne and its subsidiaries to pay dividends or make other distributions to Holdings. There were no dividends paid to Holdings by any of its direct or indirect subsidiaries in the year ended December 31, 2009.

Based upon our current and anticipated levels of operations, we believe, but cannot guarantee, that our cash flows from operations and availability under our U.S Revolver and foreign working capital facilities will be adequate to meet our liquidity needs for the next twelve months and the foreseeable future. However, this forward-looking statement is subject to risks and uncertainties.

Holdings has failed to comply with the reporting covenant contained in the indenture governing the Senior Discount Notes and Stanadyne has failed to comply with the reporting covenant contained in the indenture governing the Notes insofar as the Company did not, within the time period specified in the SEC’s rules and regulations, file with the SEC or furnish to the bondholders a) the Company’s annual financial information for the fiscal year ended December 31, 2009 and a report on the annual financial statements by the Companies’ certified independent accountants as required under the indentures or b) the Company’s Quarterly Report on Form 10-Q for the interim period ended March 31, 2010. The delay in the filing of these reports for each of Holdings and Stanadyne is due to the restatement described in this report. While the Company believes the filing of this Annual Report has cured the failure to so file the Annual Report on Form 10-K for the fiscal year ended December 31, 2009, the Company has not yet filed its Quarterly Report on Form 10-Q for the interim period ended March 31, 2010. As a result, the trustee or holders of at least 25% of the aggregate principal amount of the notes under either of the indentures may notify Stanadyne or Holdings, as applicable, of its failure to comply with the reporting covenant of the applicable indenture, in which case Stanadyne or Holdings, as applicable, will have 60 days in which to cure such failure. No such notice has been received through the date of this filing.

Stanadyne received an extension from Wells Fargo Foothill, LLC extending to July 1, 2010 the date by which Stanadyne is required to deliver the consolidated financial statements of Holdings and its subsidiaries, including Stanadyne, for the fiscal year ended December 31, 2009 to the agent and lenders under the agreement governing the U.S. Revolver. Stanadyne is delivering such financial statements to the agent and lenders substantially concurrently with the filing of this report.

Cash Flows From Operating Activities. Net cash flows from operating activities for Stanadyne totaled $1.7 million, $24.9 million and $24.5 million in 2009, 2008 and 2007, respectively.

The $23.2 million decrease in operating cash flow during the year ended December 31, 2009 as compared to the prior year was due primarily to the $12.6 million income (as adjusted for non-cash items) during the period compared to the $31.6 million income (as adjusted for non-cash items) during the year ended December 31, 2008. This $19.0 million year-over-year reduction in operating cash flows, when combined with $4.2 million additional cash consumed by changes in asset and liability accounts (primarily working capital accounts) equals the $23.2 million decrease in cash flows from operations in 2009 as compared to 2008.

Changes in working capital accounts affecting our 2009 cash flows from operating activities included the following:

•

Cash flows from changes in accounts receivable were $1.8 million less in 2009. While customer receivables decreased proportionately with the lower levels of sales in 2009, the $4.6 million reduction in 2009 accounts receivable was $1.8 million less than the $2.8 million reduction in 2008 accounts receivables. There was no significant credit risk in our customer accounts receivable at the end of 2009.

•

Cash flows from changes in inventory levels generated $0.3 million more cash in 2009 than in 2008. Lower customer demand in 2009 required inventory reductions at all of our manufacturing locations. Inventory levels decreased $2.7 million in 2009 or $0.3 million more than the $2.4 million inventory reduction in 2008. Inventory turnover was 6.9x in 2009 versus 8.8x in 2008, reflecting a less efficient use of inventory resulting from depressed business levels in 2009. The consolidation of our North American operations involves relocation of the entire Windsor, Connecticut manufacturing activity. This process requires increases in inventory in order to meet customer delivery schedules while we move equipment to a different location. These temporary inventory stocks totaled approximately $1.0 million at the end of 2009.

•

Cash flows from changes in accounts payable balances generated $1.5 million more cash in 2009 than in 2008. Accounts payable balances decreased by $2.9 million in 2009 as compared to a decrease of $4.4 million in 2008. Declining accounts payable balances on reduced business levels in 2009 stabilized and began to increase late in the year as business levels began to improve.

•

Cash flows from changes in accrued liabilities consumed $7.6 million more cash in 2009 than in 2008, due primarily to disbursement of the 2008 performance bonus payments in 2009 with no offsetting increase in the bonus liability as no bonuses were earned in 2009.

Stanadyne’s cash flows from operating activities in 2008 were $0.4 million higher than in 2007. Operating cash flows before changes in assets and liabilities were $5.3 million higher in 2008 than 2007, due to improved gross profits. Operating cash flows from changes in asset and liability accounts were $4.9 million lower in 2008 as compared to 2007. Accounts receivable provided $0.2 million in added cash when compared to 2007 due to lower sales volume in 2008. Lower customer demand in the fourth quarter of 2008 resulted in higher year end inventory levels. Cash flows from operations were $4.8 million less in 2008 compared to 2007 as a result of less inventory reductions in 2008 versus 2007. Cash flows from changes in other current assets were $2.0 million more in 2008 than in 2007. Lower accounts payable balances in 2008, due primarily to lower levels of business, compared to increasing accounts payable balances in 2007, resulted in a $3.7 million year-over-year negative change in cash flows. Cash flows from changes in liability accounts were $5.6 million greater in 2008 than in 2007 due to lesser amounts paid in 2008 for pension plan contributions, product warranty claims and non-cash reductions in pension and other post employment benefit liabilities related to the adoption of Accounting Standards Codification 715, Compensation-Retirement Benefits.

Cash flows from operating activities for Holdings for 2009, 2008 and 2007 were substantially the same as the amounts reported for Stanadyne.

Cash Flows From Investing Activities. Cash flows from investing activities in 2009 and 2008 consumed $8.5 million and $8.7 million of cash, respectively, reflecting primarily our investment in capital equipment in each of those years.

Cash flows from investing activities in 2007 consumed $8.4 million of cash comprised of $9.5 million in capital expenditures, partially offset by approximately $1.1 million from use of residual restricted cash proceeds from the sale of our precision engine segment in 2006 to pay related income taxes.

Our capital expenditures totaled $8.5 million, $8.7 million and $9.5 million in 2009, 2008 and 2007, respectively. Capital expenditures in all three years reflected investments in equipment to increase capacity, reduce costs, and improve quality, safety and ergonomics. Approximately $1.6 million and $2.8 million in 2008 and 2007, respectively, represent capital expenditures for manufacturing equipment in the new Changshu, China location.

Cash Flows From Financing Activities. Stanadyne’s cash flows from financing activities resulted in net reductions in cash of $16.9 million, $5.3 million and $3.6 million in 2009, 2008 and 2007, respectively.

Cash flows from financing activities in our U.S. based operations in 2009 included reductions in term debt of $15.0 million. The terms of the expired senior credit facility related to excess cash flow generated in 2009, as defined, required reductions in term debt of $9.7 million. The remaining $5.3 million of term debt was prepaid in August 2009. There were no borrowings under the U.S. revolving credit lines as of December 31, 2009, which after reductions for outstanding letters of credit, provided available liquidity of $13.5 million. Financing cash flows in 2009 also included $1.2 million of payments of debt issuance costs related to establishing the U.S. Revolver.

Cash flows from financing activities in our foreign operations in 2009 included a $0.1 million increase in overdraft borrowings at SAPL to finance working capital requirements, as well as scheduled payments of $0.2 million in term loan obligations. Cash flows from financing activities in Stanadyne, SpA included $0.4 million of reduced overdraft borrowings totaling $0.4 million. Cash flows from financing activities in SCC were limited to $0.1 million of increased overdraft borrowings to finance working capital requirements.

Cash flows from financing activities for Holdings in 2009 included the amounts reported for Stanadyne as well as $0.2 million for the net cash consumed for the exercise of stock options and the repurchase of shares of common stock from retiring management shareholders.

Cash flows from financing activities in our U.S. based operations in 2008 included a $6.2 million reduction in term debt based on the terms of the now expired senior credit facility related to excess cash flow generated in 2007. There were no borrowings under the former U.S. based revolving credit line as of December 31, 2008, which after reductions for outstanding letters of credit, provided available liquidity of $18.3 million.

Cash flows from financing activities in our foreign operations in 2008 included an increase in overdraft borrowings in our Stanadyne, SpA and SCC operations of $0.8 million, and reductions in revolving loans in SAPL of $0.2 million. Increased overdraft borrowings were used to support working capital requirements. Cash flows from financing activities in SAPL also included the proceeds from a five year term loan for $1.0 million with Indian Overseas Bank to finance equipment for the production of fuel injection products. SAPL also made scheduled term loan payments totaling $0.4 million during 2008.

There were no cash flows from financing activities in our U.S.-based operations in 2007. No principal amounts were due for the term loan in 2007. There were no borrowings under the U.S.-based revolving credit line in 2007, which after reductions for outstanding letters of credit, represented $21.6 million of available liquidity.

Cash flows from financing activities for Holdings resulted in reductions in cash of $17.1 million, $5.4 million, and $3.6 million in 2009, 2008, and 2007, respectively. Cash flows from financing activities for Holdings in these three years included the amounts reported for Stanadyne as well as $0.2 million in 2009 and $0.1 million in each of 2008 and 2007 for the repurchase of its common stock due to exercise of stock options.

The Senior Discount Notes are unsecured senior obligations of Holdings and are subordinated to all existing and future senior indebtedness, including obligations under Stanadyne’s U.S. Revolver. The Senior Discount Notes are not guaranteed by Holdings’ subsidiaries. The Senior Discount Notes are effectively subordinated to all of Stanadyne’s secured debt. Holdings does not have independent financial resources to pay the Senior Discount Notes. Holdings was in compliance with the covenants of the Senior Discount Notes as of December 31, 2009, except as noted below.

Because of the delay in filing the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for each of Holdings and Stanadyne as a result of the restatement described in Note 3, Holdings has failed to comply with the requirements set forth in Section 4.03 of the indenture governing the Senior Discount Notes and Stanadyne has failed to comply with the requirements set forth in Section 4.03 of the indenture governing the Notes insofar as the Companies did not, within the time period specified in the SEC’s rules and regulations, file with the SEC or furnish to the bondholders (a) the Companies’ annual financial information for the fiscal year ended December 31, 2009 and a report on the annual financial statements by the Companies’ certified independent accountants as required under Section 4.03 of indentures or b) the Company’s Quarterly Report on Form 10-Q for the interim period ended March 31, 2010. The delay in the filing of these reports for each of Holdings and Stanadyne is due to the restatement described in Note 3 and elsewhere in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. While the Company believes the filing of the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 has cured the failure to file the Annual Report, the Company has not yet filed its Quarterly Report on Form 10-Q for the interim period ended March 31, 2010. As a result, the trustee or holders of at least 25% of the aggregate principal amount of the notes under either of the indentures may notify Stanadyne or Holdings, as applicable, of its failure to comply with the reporting covenant of the applicable indenture, in which case Stanadyne or Holdings, as applicable, will have 60 days in which to cure such failure. No such notice has been received through the date of the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and the Company intends to file its Quarterly Report on Form 10-Q no later than August 15, 2010. As a result, the Company believes it will cure the violation and accordingly has classified the debt based on its current maturity terms.

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

The expected long-term rate of return on assets assumption is developed with reference to historical returns, forward-looking return expectations, the Pension Plan’s investment allocation, and peer comparisons. Stanadyne selected the 8.00% expected return assumption used for 2009 net periodic pension expense with input from the Pension Plan investment advisor. The investment advisor analyzed actual historical returns and future expected returns of asset class benchmarks appropriate to the Pension Plan’s target investment allocation. The analysis also reflected asset return premiums anticipated as a result of active portfolio management, as appropriate for each benchmark asset class. Based on these considerations, Stanadyne used an expected long-term rate of return assumption of 8.00% for 2009 and 8.25% for 2008. Since the expected return on assets assumption is long-term in nature, changes in this assumption are made less frequently than changes in the discount rate assumption.

The discount rate used to value the pension obligation was developed with reference to a number of factors, including the current interest rate environment, benchmark fixed-income yields, peer comparisons, and expected future pension benefit payments. A discount rate of 6.00% established for December 31, 2009 reflects a reduction of 0.25% from the 6.25% rate used at December 31, 2008. The discount rate selected is consistent with the market yields on high quality fixed income securities between December 31, 2008 and December 31, 2009. We use a weighted-average of the Moody’s Baa and Aaa rates as a key reference point for discount rate selection. In selecting the discount rate assumption, we also utilize the results of a cash flow model based on the Citigroup Pension Discount Curve. Under this approach, we discounted the expected future benefit payments under the Company’s Pension Plan using the discount curve, and solved for the single discount rate that would produce the same present value.

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

Higher returns on invested Pension Plan assets in 2009 helped increase the value to $69.2 million at December 31, 2009 from $54.6 million at December 31, 2008. Due to the poor returns in the U.S. equity markets in 2008, the value of the Pension Plan assets decreased to $54.6 million at December 31, 2008, from $80.8 million at December 31, 2007. The Company contributed $2.4 million and $3.1 million to the Pension Plan in 2009 and 2008, respectively and expects the minimum required contribution to the Pension Plan in 2010 to be approximately $5.3 million.

During 2009, the unfunded liability for the combined Pension Plan and non-qualified plan decreased by $7.5 million from the prior year to $33.4 million as of December 31, 2009. This reduced liability resulted in an equal pretax amount included in accumulated other comprehensive income.

During 2008, the unfunded liability for the combined Pension Plan and non-qualified plan increased by $28.4 million from the prior year to $40.9 million as of December 31, 2008. This increased liability resulted in an equal pretax amount included in accumulated other comprehensive loss.

OFF BALANCE-SHEET OBLIGATIONS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of December 31, 2009, the Company had the following obligations and commitments:

	Payments Due By Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(dollars in thousands)
Operating Leases	$8,106	$1,103	$1,598	$1,515	$3,890
Capital Leases	2,993	716	987	595	695
Senior Subordinated Debt	160,000	—	—	160,000	—
Interest on Fixed Rate Debt	73,951	16,000	32,000	25,951	—
Long-Term Debt (1)	4,659	4,336	238	85	—
Purchase Obligations (2)	3,025	3,025	—	—	—
Other Long-Term Liabilities (3)	15,274	6,587	1,007	1,045	6,635

Total - Stanadyne	268,008	31,767	35,830	189,191	11,220
Unsecured Notes	100,000	—	—	—	100,000
Interest on Unsecured Notes	61,512	12,000	24,000	24,000	1,512

Total - Holdings	$429,520	$43,767	$59,830	$213,191	$112,732

(1)	No interest expense has been included in the obligation due to uncertainty of the underlying variable interest rates.
(2)	Consists of obligations for capital purchases of plant improvements, machinery and equipment. Not included in these amounts are the routine trade commitments the Company enters into with its suppliers for the purchase of raw materials and other goods and services under customary purchase order terms. The Company is unable to determine the aggregate value of these purchase orders and does not have any material agreements for purchases that exceed expected requirements to satisfy customer demand.
(3)	Consists of estimated benefit payments over the next ten years to retirees under an unfunded domestic nonqualified pension plan, the 2010 minimum pension contribution for the Stanadyne pension plan and, with respect to the Italian subsidiary, an unfunded leaving indemnity liability and uncertain income tax position.
(4)	As of December 31, 2009, the Company had a liability for unrecognized tax benefits that has not been included in the table above given uncertainty as to the timing of payment.

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

Goodwill and Other Intangible Assets. The Company evaluates the carrying value of goodwill and other intangible assets on an annual basis and when other conditions exist by applying a fair value based test. The Company tests for goodwill impairment in two reporting units – Stanadyne Corporation and Stanadyne, SpA. Fair values of the reporting units are derived using an income-based approach. The income-based approach is based on projected future debt-free cash flow that is discounted to present value using factors that consider the timing and risk of the future cash flows. The Company believes this approach is appropriate because it provides a fair value estimate based upon the reporting units expected long-term operations and cash flow performance. These projections are discounted to present value using a weighted average cost of capital (“WACC”) for market participants, who are generally thought to be industry participants.

Impairment of Long-Lived Assets. The Company reviews long-lived assets including property, plant and equipment and certain definite-lived identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The definite-lived intangible assets include technology/patents, customer contracts and debt issuance costs. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the related assets, the Company will recognize an impairment loss. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

Inventory Reserves. The Company maintains its inventories at the lower of cost or market value. Cost is determined on a last-in, first-out (“LIFO”) basis for its domestic inventory and on a first-in, first-out (“FIFO”) basis for its foreign inventory. When conditions warrant (usually highlighted by slow-moving product or products with pricing constraints), reserves are established to reduce the value of inventory to net realizable values. Annually, the Company reviews and identifies all inventories in excess of five years’ sales requirements. The Company reserves for the full value of this “excess” inventory. If business conditions change during the year, this evaluation is conducted more frequently.

Pension and Other Postretirement Benefits. The Company provides for pension and other postretirement benefits and makes assumptions with the assistance of independent actuaries about discount rates, expected long-term rates of return on plan assets and health care cost trends to determine its net periodic pension and postretirement health care cost. These estimates are based on the Company’s best judgment, including consideration of both current and future market conditions. The Company considers both internal and external evidence to determine the appropriate assumptions. In the event a change in any of the assumptions is warranted, future pension cost as determined in accordance with ASC 715 could increase or decrease.

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

NEW ACCOUNTING STANDARDS

Codification. On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”). ASC 105 establishes the exclusive authoritative reference for U.S. GAAP for use in financial statements, except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. Going forward, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”), which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. We have included references to the Codification, as appropriate, in these consolidated financial statements.

Transfers of Financial Assets. ASC 860 “Transfers and Servicing” (“ASC 860”) improves the relevance and comparability of information that a reporting entity provides in its financial statements about transfers of financial assets. The provisions of ASC 860 will be applicable on January 1, 2010 and will be applied prospectively to transfers of financial assets completed after December 31, 2009. We do not anticipate these provisions will have a material impact on our consolidated financial statements.

Measuring Liabilities at Fair Value. In August 2009, the FASB issued ASU 2009-5, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” (“ASU 2009-5”). This update provides clarification of the fair value measurement of financial liabilities when a quoted price in an active market for an identical liability (level 1 input of the valuation hierarchy) is not available. ASU 2009-5 was effective in the fourth quarter of 2009. This update did not have a material impact on our consolidated financial statements or disclosures.

Multiple-Deliverable Revenue Arrangements. In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. We do not expect this ASU to have a material impact on our financial statements.

Subsequent Events. The Accounting Standards Codification establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Subsequent Events topic is effective for the interim or annual financial periods ending after June 15, 2009. The Company adopted these standards effective on June 30, 2009, and such adoption did not have a material impact on the Company’s condensed consolidated financial statements.

Consolidation. In June 2009, the FASB issued ASC 810, “Consolidation” formerly known as “Amendments to FASB Interpretation No. 46(R)” (‘Consolidation of Variable Interest Entities’). ASC 810 applies prospectively to variable interest entities existing on or after November 15, 2009. The objective of ASC 810 is to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct activities of the variable interest entity that most significantly impact the entity’s economic performance. The Company has determined that ASC 810 has no impact on its financial statements.

Fair Value. In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements.” This ASU amends ASC 820 “Fair Value Measurements and Disclosures” and establishes new disclosure requirements for increased transparency in financial reporting. This ASU requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. For Level 3 fair value measurements, a reporting entity should present separately information about purchases, sales, issuances, and settlements. This ASU clarifies ASC 820 disclosure requirements and requires a reporting entity to provide fair value measurement disclosures for each class of assets and liabilities and to disclose valuation techniques and inputs used to measure fair value for both recurring and nonrecurring Level 2 or Level 3 fair value measurements. This ASU also includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets, ASC 715 “Compensation - Retirement Benefits.” The new disclosures and clarifications of existing disclosures are effective for the interim or annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements of Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating impact of this ASU.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks including changes in interest rates and changes in foreign currency exchange rates as measured against the U.S. dollar.

Interest Rate Risk. The carrying values of the Company’s revolving credit lines and term loans approximate fair value. The revolving credit line in the U.S. is priced based on 90-day LIBOR. The revolving credit and terms loans in the international operations as priced based on prevailing market rates that are adjusted every one to twelve months. A 10% change in the interest rate on the revolving credit lines and term loans would have increased or decreased the 2009 interest expense by less than $0.1 million. The Notes and Discount Notes bear interest at a fixed rate and, therefore, are not sensitive to interest rate fluctuation. The fair value of the Notes based on bid prices at December 31, 2009 was approximately $145.0 million. The fair value of Holdings’ Senior Discount Notes based on bid prices at December 31, 2009 was approximately $68.6 million.

Foreign Currency Risk. The Company has operating subsidiaries in Italy, India and China, thereby creating exposures to changes in foreign currency exchange rates. Changes in exchange rates may positively or negatively affect the Company’s sales, gross margins, and retained earnings. Historically, these locations have contributed less than 15% of the Company’s net sales and retained earnings, with most of these sales attributable to the Italian subsidiary. The Company also prices some of its products in currencies other than the currency of manufacture. Foreign currency exchange gains totaled $0.7 million in 2009 and foreign exchange losses totaled $0.1 million in 2008. The Company does not hedge against foreign currency risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of Stanadyne Holdings Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of operations, consolidated statement of changes in stockholders’ equity and comprehensive income (loss), and statement of cash flows present fairly, in all material respects, the financial position of Stanadyne Holdings Inc. and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the Company restated its 2008 and 2007 consolidated financial statements, which have been previously audited by another Independent Registered Public Accounting Firm, to correct errors.

As discussed in Note 14 to the consolidated financial statements, effective January 1, 2007, the Company has changed the manner in which it evaluates uncertain tax positions.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut June 18, 2010

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of Stanadyne Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of operations, consolidated statement of changes in stockholder’s equity and comprehensive income (loss), and statement of cash flows present fairly, in all material respects, the financial position of Stanadyne Corporation and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the Company restated its 2008 and 2007 consolidated financial statements, which have been previously audited by another Independent Registered Public Accounting Firm, to correct errors.

As discussed in Note 14 to the consolidated financial statements, effective January 1, 2007, the Company has changed the manner in which it evaluates uncertain tax positions.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut June 18, 2010

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(dollars in thousands)

	December 31, 2009	December 31, 2008
		(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$24,918	$49,010
Accounts receivable, net of allowance for uncollectible accounts of $317 and $209 as of December 31, 2009 and 2008, respectively	28,360	32,171
Inventories, net	24,555	26,646
Prepaid expenses and other assets	2,766	1,657
Deferred income taxes	1,590	904

Total current assets	82,189	110,388
Property, plant and equipment, net	78,860	80,933
Goodwill	136,705	142,410
Intangible and other assets, net	81,074	85,128

Total assets	$378,828	$418,859

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$16,705	$18,396
Accrued liabilities	23,621	28,446
Current maturities of long-term debt	4,336	13,871
Current portion of capital lease obligations	601	316

Total current liabilities	45,263	61,029
Long-term debt, excluding current maturities	260,323	258,513
Deferred income taxes	9,800	12,085
Capital lease obligations, excluding current portion	2,237	830
Other non current liabilities	47,168	55,279

Total liabilities	364,791	387,736

Commitments and Contingencies

Equity:
Stockholders’ Equity:
Common stock, par value $.01, 150,000,000 authorized shares, 106,505,081 issued shares, and 105,815,081 and 106,027,581 outstanding shares as of December 31, 2009 and 2008, respectively	1,065	1,065
Additional paid-in capital	54,285	54,222
Accumulated other comprehensive loss	(5,957)	(12,797)
Accumulated deficit	(33,893)	(11,073)
Treasury stock, at cost, 690,000 and 477,500 shares as of December 31, 2009 and 2008, respectively	(557)	(335)

Total stockholders’ equity	14,943	31,082
Non-controlling interest	(906)	41

Total equity	14,037	31,123

Total liabilities and equity	$378,828	$418,859

See accompanying notes to consolidated financial statements.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(dollars in thousands)

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
		(Restated)	(Restated)
Net sales	$185,848	$280,473	$292,410
Cost of goods sold	139,031	203,524	221,776

Gross profit	46,817	76,949	70,634
Selling, general, administrative and other operating expenses	37,760	42,733	33,903
Goodwill impairment	6,547	—	—

Operating income	2,510	34,216	36,731
Other income (expense):
Interest income	360	882	1,105
Interest expense	(30,086)	(29,834)	(29,250)

(Loss) income before income tax (benefit) expense	(27,216)	5,264	8,586
Income tax (benefit) expense	(3,510)	3,087	9,525

Net (loss) income	(23,706)	2,177	(939)
Non-controlling interest in loss (income) of consolidated subsidiary	886	47	(76)

Net (loss) income attributable to stockholders	$(22,820)	$2,224	$(1,015)

See accompanying notes to consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity	Non-controlling Interests
	Shares	Amount				Shares	Amount			Total Equity
Restated balance – January 1, 2007	106,362,581	$1,064	$53,661	$1,018	$(12,682)	265,000	$(147)	$42,914	$24	$42,938
Change in accounting for uncertain income taxes					400			400		400
Change in accounting for reporting retirement plan obligations, net of tax of $2,245				3,892				3,892		3,892
Common stock issued	67,500	—	31					31		31
Purchase of treasury stock, at cost						100,000	(82)	(82)		(82)
Stock compensation expense			393					393		393
Comprehensive income:
Restated net loss					(1,015)			(1,015)	76	(939)
Restated foreign currency translation adjustment				2,178				2,178	22	2,200
Restated additional pension liability, net of tax of $85				159				159		159

Total comprehensive income								1,322	98	1,420

Restated balance – December 31, 2007	106,430,081	1,064	54,085	7,247	(13,297)	365,000	(229)	48,870	122	48,992
Common stock issued	75,000	1	35					36		36
Purchase of treasury stock, at cost						112,500	(106)	(106)		(106)
Stock compensation expense			102					102		102
Comprehensive loss:
Restated net income					2,224			2,224	(47)	2,177
Restated foreign currency translation adjustment				(1,912)				(1,912)	(34)	(1,946)
Restated additional pension liability, net of tax of $10,505				(18,132)				(18,132)		(18,132)

Total comprehensive loss								(17,820)	(81)	(17,901)

Restated balance – December 31, 2008	106,505,081	1,065	54,222	(12,797)	(11,073)	477,500	(335)	31,082	41	31,123
Purchase of treasury stock, at cost						212,500	(222)	(222)		(222)
Stock compensation expense			63					63		63
Comprehensive loss:
Net loss					(22,820)			(22,820)	(886)	(23,706)
Foreign currency translation adjustment				2,121				2,121	(61)	2,060
Additional pension liability, net of tax of $2,780				4,719				4,719		4,719

Total comprehensive loss								(15,980)	(947)	(16,927)

December 31, 2009	106,505,081	$1,065	$54,285	$(5,957)	$(33,893)	690,000	$(557)	$14,943	$(906)	$14,037

See accompanying notes to consolidated financial statements.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
		(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(23,706)	$2,177	$(939)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	19,632	21,535	21,443
Amortization of debt issuance costs	8,791	12,217	10,994
Goodwill impairment	6,547	—	—
Deferred income taxes	(3,209)	(5,330)	2,162
Loss on disposal of property, plant and equipment	93	150	1,142
Stock compensation expense	63	102	393
Pension plan curtailment gain	—	—	(9,058)
Changes in assets and liabilities:
Accounts receivable	4,580	2,809	2,624
Inventories	2,697	2,443	7,288
Prepaid expenses and other assets	(945)	55	2,122
Accounts payable	(2,931)	(4,448)	(779)
Accrued liabilities	(7,873)	(4,258)	(5,855)
Other non-current liabilities	(1,964)	(2,489)	(7,026)

Net cash provided by operating activities	1,775	24,963	24,528

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,495)	(8,695)	(9,511)
Proceeds from disposal of property, plant and equipment	—	25	49
Decrease (increase) in restricted cash	—	—	975
Net proceeds from sale of discontinued operations	—	—	104

Net cash used in investing activities	(8,495)	(8,670)	(8,383)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	36	31
(Payments of) proceeds from foreign long-term debt	(194)	287	(480)
Net (payments) proceeds on foreign overdraft facilities	(99)	660	(2,800)
Payments on long-term debt	(15,000)	(6,200)	—
Payments on capital lease obligations	(446)	(55)	(306)
Purchase of treasury stock	(222)	(106)	(82)
Payment of debt issuance cost	(1,176)	—	—

Net cash used in financing activities	(17,136)	(5,378)	(3,637)

Net (decrease) increase in cash and cash equivalents	(23,856)	10,915	12,491
Effect of exchange rate changes on cash and cash equivalents	(236)	145	48
Cash and cash equivalents at beginning of period	49,010	37,950	25,394

Cash and cash equivalents at end of period	$24,918	$49,010	$37,933

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:

During the years ended December 31, 2009 and 2008, Stanadyne Corporation entered into capital leases for new equipment resulting in capital lease obligations of $548 and $1,056, respectively.

See accompanying notes to consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(dollars in thousands)

	December 31, 2009	December 31, 2008
		(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$24,917	$48,844
Accounts receivable, net of allowance for uncollectible accounts of $317 and $209 as of December 31, 2009 and 2008, respectively	28,360	32,170
Inventories, net	24,555	26,646
Prepaid expenses and other assets	2,766	1,657
Deferred income taxes	1,590	904

Total current assets	82,188	110,221
Property, plant and equipment, net	78,860	80,933
Goodwill	136,705	142,410
Intangible and other assets, net	79,741	83,541

Total assets	$377,494	$417,105

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$16,706	$18,394
Accrued liabilities	19,077	28,433
Current maturities of long-term debt	4,335	13,871
Current portion of capital lease obligations	601	316

Total current liabilities	40,719	61,014
Long-term debt, excluding current maturities	160,323	165,479
Deferred income taxes	22,644	21,837
Capital lease obligations, excluding current portion	2,237	830
Due to Stanadyne Holdings, Inc.	2,028	1,871
Other non current liabilities	47,168	55,279

Total liabilities	275,119	306,310

Commitments and Contingencies

Equity:
Stockholder’s Equity:
Common stock, par value $.01, authorized 10,000 shares, issued and outstanding 1,000 shares	—	—
Additional paid-in capital	105,000	105,000
Accumulated other comprehensive (loss) income	(5,957)	(12,797)
Retained earnings	4,238	18,551

Total stockholder’s equity	103,281	110,754
Non-controlling interest	(906)	41

Total equity	102,375	110,795

Total liabilities and equity	$377,494	$417,105

See accompanying notes to consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(dollars in thousands)

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
		(Restated)	(Restated)
Net sales	$185,848	$280,473	$292,410
Cost of goods sold	139,031	203,524	221,776

Gross profit	46,817	76,949	70,634
Selling, general, administrative and other operating expenses	37,700	42,671	33,858
Goodwill impairment	6,547	—	—

Operating income	2,570	34,278	36,776
Other income (expense):
Interest income	359	877	1,091
Interest expense	(18,332)	(19,374)	(19,940)

(Loss) income from operations before income tax expense	(15,403)	15,781	17,927
Income tax (benefit) expense	(204)	6,004	11,907

Net (loss) income	(15,199)	9,777	6,020
Non-controlling interest in loss (income) of consolidated subsidiary	886	47	(76)

Net (loss) income attributable to stockholder	$(14,313)	$9,824	$5,944

See accompanying notes to consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholder’s Equity	Non-controlling Interest	Total Equity
	Shares	Amount
Restated balance – January 1, 2007	1,000	$—	$105,000	$1,018	$2,383	$108,401	$24	$108,425
Change in accounting for uncertain income taxes					400	400		400
Change in accounting for reporting retirement plan obligations				3,892		3,892		3,892
Comprehensive income:
Restated net income					5,944	5,944	76	6,020
Restated foreign currency translation adjustment				2,178		2,178	22	2,200
Restated additional pension liability, net of tax of $85				159		159		159

Total comprehensive income						8,281	98	8,379

Restated balance – December 31, 2007	1,000	—	105,000	7,247	8,727	120,974	122	121,096
Comprehensive loss:
Restated net income					9,824	9,824	(47)	9,777
Restated foreign currency translation adjustment				(1,912)		(1,912)	(34)	(1,946)
Restated additional pension liability, net of tax of $10,505				(18,132)		(18,132)		(18,132)

Total comprehensive loss						(10,220)	(81)	(10,301)

Restated balance – December 31, 2008	1,000	—	105,000	(12,797)	18,551	110,754	41	110,795
Comprehensive loss:
Net loss					(14,313)	(14,313)	(886)	(15,199)
Foreign currency translation adjustment				2,121		2,121	(61)	2,060
Additional pension liability, net of tax of $2,735				4,719		4,719		4,719

Total comprehensive loss						(7,473)	(947)	(8,420)

December 31, 2009	1,000	$—	$105,000	$(5,957)	$4,238	$103,281	$(906)	$102,375

See accompanying notes to consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
		(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(15,199)	$9,777	$6,020
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	19,632	21,535	21,443
Amortization of debt issuance costs	1,571	1,757	1,685
Goodwill impairment	6,547	—	—
Deferred income taxes	(116)	(1,712)	4,700
Loss on disposal of property, plant and equipment	93	150	1,142
Stock compensation expense	63	102	393
Pension plan curtailment gain	—	—	(9,058)
Changes in assets and liabilities:
Accounts receivable	4,581	2,809	2,624
Inventories	2,696	2,443	7,288
Prepaid expenses and other assets	(945)	52	2,111
Due to Stanadyne Holdings, Inc.	157	(237)	641
Accounts payable	(2,931)	(4,448)	(779)
Accrued liabilities	(12,403)	(4,261)	(5,856)
Other non-current liabilities	(2,026)	(3,003)	(7,839)

Net cash provided by operating activities	1,720	24,964	24,515

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,495)	(8,695)	(9,511)
Proceeds from disposal of property, plant and equipment	—	25	49
Decrease (increase) in restricted cash	—	—	975
Proceeds from sale of discontinued operations	—	—	104

Net cash used in investing activities	(8,495)	(8,670)	(8,383)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments of) foreign long-term debt	(194)	287	(480)
Net proceeds (payments) on foreign overdraft facilities	(99)	660	(2,801)
Payments on long-term debt	(15,000)	(6,200)	—
Payments on capital lease obligations	(445)	(55)	(306)
Payments on debt issuance costs	(1,176)	—	—

Net cash used in financing activities	(16,914)	(5,308)	(3,587)

Net (decrease) increase in cash and cash equivalents	(23,689)	10,986	12,545
Effect of exchange rate changes on cash and cash equivalents	(238)	147	48
Cash and cash equivalents at beginning of period	48,844	37,711	25,118

Cash and cash equivalents at end of period	$24,917	$48,844	$37,711

During the years ended December 31, 2009 and 2008, Stanadyne Corporation entered into capital leases for new equipment resulting in capital lease obligations of $548 and $1,056, respectively.

See accompanying notes to consolidated financial statements.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(1) Business

Description of Business. Stanadyne Holdings, Inc. (“Holdings”) owns all of the outstanding common stock of Stanadyne Automotive Holdings Corp. (“SAHC”). The name of SAHC was changed on July 29, 2009 to Stanadyne Intermediate Holding Corp. (“SIHC”). SIHC owns all of the outstanding common stock of Stanadyne Corporation (together with its consolidated subsidiaries, “Stanadyne”). A majority of the outstanding common stock of Holdings is owned by funds managed by Kohlberg Management IV, L.L.C. Collectively, Holdings, SIHC and Stanadyne hereinafter are referred to as the “Company.” Holdings and Stanadyne are separate reporting companies. Unless otherwise noted, the notes herein relate to both Holdings and Stanadyne as of and for the years ended December 31, 2009, 2008 and 2007.

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

(2) Summary of Significant Accounting Policies

Restatement of Consolidated Financial statements. Holdings and Stanadyne have restated their consolidated financial statements and related disclosures for the years ended December 31, 2008 and 2007. Refer to Note 3 for information regarding the restatements.

Principles of Consolidation. The consolidated financial statements of Holdings include the accounts of Holdings and all of Holdings’ direct and indirect wholly-owned subsidiaries: SIHC, Stanadyne, Stanadyne, SpA (“SpA”), and Stanadyne Changshu Corporation (“SCC”). A joint venture, Stanadyne Amalgamations Private Limited (“SAPL”), is fully consolidated with Holdings and Stanadyne based on Stanadyne’s 51% controlling share, while the remaining 49% is recorded as a non-controlling interest. The financial statements of SAPL and SpA are consolidated on a fiscal year basis ending November 30 to allow sufficient time for the preparation of financial information for inclusion in the consolidated financial statements. Intercompany balances have been eliminated in consolidation.

Cash and Cash Equivalents. The Company considers cash on hand and short-term investments with an original maturity of three months or less to be cash and cash equivalents. Stanadyne Corporation invests on an overnight basis in certain cash management funds which are rated AAA by S&P and Aaa by Moody’s. These funds are not FDIC insured.

Inventories. Inventories are stated at the lower of cost or market. The principal components of costs included in inventories are materials, labor, subcontract costs and overhead. The Company uses the last-in/first-out (“LIFO”) method of valuing its inventory, except for the inventories of SCC, SpA and SAPL, which are valued using the first-in/first-out (“FIFO”) method. At December 31, 2009 and 2008, inventories valued at LIFO represented $19.0 million and $21.1 million of total inventories, respectively. Application of purchase accounting to the Company’s inventories in conjunction with the 2004 change in control resulted in a base year LIFO inventory value that is greater than the current FIFO value. The LIFO inventory reserve value represents the amount necessary to restate the Company’s U.S.-based inventories valued on a FIFO to LIFO basis.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

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

Goodwill and Other Intangible Assets. Goodwill and intangible assets with indefinite lives are not amortized but are instead subject to annual impairment testing conducted in the fourth quarter of each year and when other events or conditions exist by applying a fair value based test. The Company monitors for events that could trigger an interim impairment review throughout the year. During 2009, we considered whether any factors posed a risk to our business or required a change in our strategic business plan. Given the adverse economic conditions that existed during the year, we carefully weighted all indicators of impairment when considering the carrying value of goodwill. As a result, we concluded there was not a triggering event that warranted an interim assessment during 2009. The Company tests for goodwill impairment in two reporting units – Stanadyne Corporation and Stanadyne, SpA. Fair values of the reporting units are derived using an income-based approach. The income-based approach is based on projected future debt-free cash flow that is discounted to present value using factors that consider the timing and risk of the future cash flows. The Company believes this approach is appropriate because it provides a fair value estimate based upon the reporting units expected long-term operations and cash flow performance.

Our discounted cash flow model uses the future projections of operating results and cash flows developed for our Five Year Strategic Plan (“Plan”). The Plan is updated each year for changes in strategic direction and market driven variables. These projections are discounted to present value using a weighted average cost of capital (“WACC”) for market participants who are generally thought to be industry participants in the capital goods market. We determine the WACC based on estimates of the cost of equity and the cost of debt, weighted based on the estimated capital structures of similar industry participants. We determine our cost of equity based on a risk-free rate plus a market risk premium for micro-cap companies. We determine our cost of debt based on tax effected Moody’s bond yields plus a risk premium. The resulting WACC rate used in our discounted cash flow analysis was 15% for our U.S. reporting unit and 14% for our Italy-based reporting unit at December 31, 2009.

After determining the enterprise value for each reporting unit, we compare such value to the debt obligations of each based on the fair market value of those obligations. We estimate the fair market value of our debt obligations based on the available bid prices for recent trades of the debt instruments.

In order to corroborate the enterprise value calculated based on the discounted cash flow model, we also consider data for market comparable companies. The trailing 12-month EBITDA multiples for market comparable companies are in excess of the implied EBITDA multiple in our discounted cash flow model. We believe this further validates the results of the enterprise value derived using our discounted cash flow model.

The Company’s annual impairment test concluded that the goodwill was impaired in the SpA reporting unit and charged $6.5 million to operating income in the fourth quarter of 2009. There was no impairment of goodwill in the Stanadyne Corporation reporting unit in 2009.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

In recognition of the uncertainty surrounding some of our key assumptions used in the discounted cash flow model, we conduct sensitivity analyses measuring the change in fair value in excess of net carrying value due to changes in the WACC and projected cash flow assumptions.

We also conduct annual fair value based impairment tests for other indefinite-lived intangible assets. Those annual impairment tests determined that there were no impairments as of December 31, 2009 and 2008. Intangible assets consist primarily of technological know-how, trademarks, customer contracts, patents and deferred loan origination costs. Definite-lived identifiable intangible assets are amortized over their useful lives of 4 to 18.5 years.

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

Fair Value of Financial Instruments. Disclosures about fair value of financial instruments, requires the disclosure of fair value information for certain assets and liabilities, whether or not recorded in the balance sheet, for which it is practicable to estimate such value. The Company has the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt. The Company considers the carrying amount of these items, excluding long-term debt, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization. Refer to Note 11 for fair value disclosures of long-term debt.

Fair Value Measurements. The Company follows the guidance provided by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures” (“ASC 820”) which provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. ASC 820 requires expanded disclosures about fair value measurements and establishes a three-level hierarchy for fair value measurements based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. The standard also requires that a company use its own nonperformance risk when measuring liabilities carried at fair value, including derivatives. In February 2008, the FASB approved a FASB Staff Position (FSP) that permits companies to partially defer the effective date of ASC 820 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FSP did not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are re-measured or disclosed at least annually. ASC 820 is effective for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are re-measured or disclosed at least annually for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of ASC 820 will be applied prospectively. The Company deferred adoption of ASC 820 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. As of December 31, 2009, the Company did not have any financial or non-financial assets or liabilities measured at fair value on a recurring basis. The Company did compare the fair value of the goodwill in our SpA reporting unit to its carrying value value, resulting in a $16.4 million impairment charge in 2009 as discussed in more detail in Note 6.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

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

Non-controlling Interest. Effective January 1, 2009, the Company adopted the standards set forth on the Consolidation Topic of the FASB Accounting Standards Codification. In accordance with these standards, the presentation and disclosure requirements were applied retrospectively for all periods presented. Accordingly, the presentation of income (loss) attributable to non-controlling interest for the years ended December 31, 2007 and 2008 in the accompanying condensed consolidated statements of operations have been retroactively restated to conform to the 2009 presentation. In addition, the amount attributable to non-controlling interest as of December 31, 2008 in the accompanying condensed consolidated balance sheets has been retroactively restated as a component of stockholder’s equity to conform to the 2009 presentation.

Income Taxes. Income taxes are accounted for in accordance with the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the tax basis of assets and liabilities and their financial reporting amounts and are measured at the current enacted tax rates. A valuation allowance is recorded when realization of deferred tax assets is not likely.

Foreign Currency Translation. The Company’s policy is to translate balance sheet accounts using the exchange rate at the balance sheet date and statement of operations accounts using the average monthly exchange rate for the month in which the transactions are recognized. The resulting translation adjustment is recorded as accumulated other comprehensive income (loss) in the consolidated balance sheets. Foreign currency transaction gains of $701 are included in the consolidated statement of operations for the year ended December 31, 2009. Foreign currency transaction losses of $183 and $49 are included in the consolidated statements of operations for the years ended December 31, 2008 and 2007, respectively.

Revenue Recognition. Sales and related costs of sales are recorded when products are shipped to customers, unless delivery terms specify transfer of title at point of destination in which case the sales and related cost of sales are recognized when goods are delivered. The Company enters into long-term contracts with certain customers for the supply of parts during the contract period. The Company establishes estimates for sales returns and allowances based on historical experience. The Company does not provide customers with general rights of return for products sold; however, in limited circumstances, the Company will allow sales returns and allowances from customers if the products sold do not conform to specifications. Freight on sales is recorded as a component of selling, general and administrative expenses and totaled $1,625, $2,473 and $2,332 in 2009, 2008 and 2007, respectively.

Research and Development. Research and development (“R&D”) costs incurred for the years ended December 31, 2009, 2008 and 2007 were $13,174, $15,837 and $13,847, respectively, of which $457, $1,268 and $1,711, respectively, were reimbursed by customers. Net R&D expenses of $12,717, $14,569

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

and $12,136 for the years ended December 31, 2009, 2008 and 2007, respectively, are included in the consolidated statements of operations. R&D expenses include engineering labor, prototype hardware, and other development costs.

Repair and Maintenance Costs. The Company’s policy is to expense repairs and maintenance as incurred. Significant improvements or betterments are capitalized where it is probable that the expenditure resulted in an increase in the future economic benefits expected to be obtained from the use of the asset beyond its originally assessed standard of performance.

Stock Options. The Company records stock-based compensation based on the grant date fair value of the award. Compensation expense is calculated on a straight-line basis over the requisite service period for each separately vesting portion of an award as if the awards were in-substance, multiple awards, which results in an acceleration of compensation.

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

New Accounting Pronouncements

Codification. On July 1, 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, also known as ASC 105 “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”). ASC 105 establishes the exclusive authoritative reference for U.S. GAAP for use in financial statements, except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative Generally Accepted Accounting Principles (“GAAP”) for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. Going forward, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”), which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. We have included references to the Codification, as appropriate, in these consolidated financial statements.

Transfers of Financial Assets. ASC 860 “Transfers and Servicing” (“ASC 860”) improves the relevance and comparability of information that a reporting entity provides in its financial statements about transfers of financial assets. The provisions of ASC 860 will be applicable on January 1, 2010 and will be applied prospectively to transfers of financial assets completed after December 31, 2009. We do not anticipate these provisions will have a material impact on our consolidated financial statements.

Measuring Liabilities at Fair Value. In August 2009, the FASB issued ASU 2009-5, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” (“ASU 2009-5”). This update provides clarification of the fair value measurement of financial liabilities when a quoted price in an active market for an identical liability (level 1 input of the valuation hierarchy) is not available. ASU 2009-5 was effective in the fourth quarter of 2009. This update did not have a material impact on our consolidated financial statements or disclosures.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

Multiple-Deliverable Revenue Arrangements. In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. We do not expect this ASU to have a material impact on our financial statements.

Subsequent Events. The Subsequent Events topic of ASC 855 (“Subsequent Events”) establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Subsequent Events topic is effective for the interim or annual financial periods ending after June 15, 2009. The Company adopted these standards effective on June 30, 2009, and such adoption did not have a material impact on the Company’s condensed consolidated financial statements.

The Company evaluated subsequent events through the date the accompanying consolidated financial statements were issued.

Consolidation of Variable Interest Entities. In June 2009, the FASB issued ASC 810 “Consolidation” formerly known as No. 167 “Amendments to FASB Interpretation No. 46(R)” (‘Consolidation of Variable Interest Entities’). ASC 810 applies prospectively to variable interest entities existing on or after November 15, 2009. The objective of ASC 810 is to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct activities of the variable interest entity that most significantly impact the entity’s economic performance. The Company has determined that ASC 810 has no impact on its financial statements.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

Fair Value. In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements.” This ASU amends ASC 820 “Fair Value Measurements and Disclosures” and establishes new disclosure requirements for increased transparency in financial reporting. This ASU requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. For Level 3 fair value measurements, a reporting entity should present separately information about purchases, sales, issuances, and settlements. This ASU clarifies ASC 820 disclosure requirements and requires a reporting entity to provide fair value measurement disclosures for each class of assets and liabilities and to disclose valuation techniques and inputs used to measure fair value for both recurring and nonrecurring Level 2 or Level 3 fair value measurements. This ASU also includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets, ASC 715 “Compensation - Retirement Benefits.” The new disclosures and clarifications of existing disclosures are effective for the interim or annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements of Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating impact of this ASU.

(3) Restatement of the Consolidated Financial Statements

In connection with the preparation of the consolidated financial statements of Holdings and Stanadyne for the fiscal year ended December 31, 2009, certain errors were identified that affected the Company’s reported results for the fiscal years ended December 31, 2004 through 2008 as well as the first three quarters of 2008 and 2009. The errors are primarily related to the following:

•	The use of an incorrect base year index when calculating LIFO liquidation adjustments in 2006, 2007 and 2008.

•

The use of inaccurate participant information in the calculation of the curtailment gain associated with freezing benefits covered by our pension plan in 2007 and inaccurate surviving beneficiary information used to calculate our periodic pension expense in 2008.

•	The misclassification of our accrued pension liability and amounts recoverable from our workers compensation insurance carrier.

•	The failure to calculate and record the foreign currency translation effect related to goodwill associated with Stanadyne, SpA since 2004.

•	The use of an incorrect method to amortize deferred debt origination costs since 2004.

•	The recording of certain 2006 and 2007 sales in the incorrect year affecting 2006, 2007 and 2008 sales.

•

The use of an incorrect rate for calculating state deferred income taxes in connection with the Stanadyne purchase price allocation in 2004 and in subsequent periods for determining deferred income taxes.

•	Failure to record a valuation allowance for deferred income tax assets related to Stanadyne, SpA in 2007.

As a consequence of certain of these errors, on April 15, 2010, the Audit Committee of the Board of Directors of each of Holdings and Stanadyne, in consultation with management, concluded that the Company would restate its consolidated financial statements as of January 1, 2007 and for the years ended December 31, 2007 and December 31, 2008 as well as the first three quarters of 2008 and 2009 in order to correctly present the Company’s financial results and correct the errors identified.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

A description of the errors follows:

LIFO inventory – Beginning in 2006, and again in 2007 and 2008, the Company liquidated its LIFO inventory using an incorrect base year index. As a result, cost of goods sold was understated by $542 and $1,329 for the years ended December 31, 2008 and 2007, respectively. The cumulative effect of this error resulted in the LIFO inventory balance being overstated by $2,273 as of December 31, 2008.

Pension plan accounting – Effective March 31, 2007, the Company amended the Stanadyne Corporation Pension Plan (a defined benefit plan) (the “Pension Plan”) to freeze the Pension Plan with respect to all participants so that no future benefits accrue after that date. The effect of the Pension Plan freeze resulted in a previously reported curtailment gain of $10,015 in 2007. During the quarter ended December 31, 2009, the Company discovered that incomplete data had been used in 2007 for 31 of the 1,407 plan participants to calculate the remaining projected benefit obligation for the Pension Plan. As a result, the curtailment gain, which is included in selling, general, administrative and other operating expenses, had been overstated by $957 in the year ending December 31, 2007. Also during the quarter ended December 31, 2009, the Company identified an error in the information related to surviving beneficiaries that was omitted from the measurement of the projected benefit obligation in 2008 by the Company’s actuary. This error resulted in an understatement of the projected benefit obligation and pension expense for the year ended December 31, 2008. As a result of these errors, the pension expense recorded by the Company in cost of sales for the years ended December 31, 2008 and 2007 was understated $55 and $20, respectively, and general, selling, administrative and other operating expenses was understated $54 and $31, respectively. The cumulative nature of these errors also resulted in the understatement of the reported pension liability by $1,835 at December 31, 2008. The errors also had the effect of increasing the other comprehensive loss by $751 for the year ended December 31, 2008 and increasing other comprehensive income by $43 for the year ended December 31, 2007. Accumulated other comprehensive loss was understated $718 at December 31, 2008. Further, as of December 31, 2008, the Company has reclassified $2,411 of its accrued pension liability from current to long-term to properly reflect the long-term nature of the liability.

Foreign currency translation of goodwill – Beginning in August 2004, the Company had not translated goodwill arising from the acquisition of Stanadyne, SpA using foreign currency rates at the end of each reporting period. As a result, other comprehensive loss was understated $894 for the year ended December 31, 2008 and other comprehensive income was understated $640 for the year ended December 31, 2007. The cumulative nature of this error also resulted in the goodwill asset balance being understated and the accumulated other comprehensive loss balance being overstated $194 as of December 31, 2008.

Purchase accounting – In connection with the acquisition of Stanadyne in 2004, the Company used an incorrect rate to record the state deferred income tax liabilities in the opening balance sheet. As such, deferred income tax liabilities were overstated by $2,359. The offsetting adjustment was to decrease goodwill associated with that acquisition by $2,359.

Deferred debt origination cost amortization – The Company had been using the straight-line method for amortizing deferred debt origination costs instead of the effective interest method which is required by accounting principles generally accepted in the United States of America. As such Holdings interest expense was overstated by $273 and $371 for the years ended December 31, 2008 and 2007, respectively and Stanadyne interest expense was overstated by $269 and $341 for the years ended December 31, 2008 and 2007, respectively. Further, deferred debt origination costs for Holdings and Stanadyne were understated by $973 and $807, respectively, as of December 31, 2008.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

Sales cut-off – The Company identified certain sales that were shipped in 2006 and 2007 that were recorded as sales in the incorrect years. To correct these errors, the Company increased net sales by $2,951 and increased cost of goods sold by $2,408 for the year ended December 31, 2008 and decreased net sales by $137 and decreased cost of goods sold by $136 for the year ended December 31, 2007.

Deferred Income Tax Valuation Allowance – The Company corrected its previous position regarding the realization of deferred income tax assets related to its SpA subsidiary. Although the Company had taken actions in 2007 to improve operating results, SpA had reported significant operating losses over the three year period ended December 31, 2007. Management has now concluded that the negative evidence related to the accumulated operating losses outweighed the positive evidence related to anticipated future improvements in operating results as a result of changes in operations. As such, management has corrected this error and has recorded a $4.0 million deferred income tax valuation allowance adjustment for the year ended December 31, 2007. The Company maintained these income tax valuation allowances for 2009 and 2008.

Other errors – The Company also corrected other immaterial errors that had been identified in prior years. In 2008, cost of goods sold was understated $150 related to the Company’s product warranty liability. In 2007, cost of goods sold was overstated $150 related to an overstatement of the Company’s accrued warranty liability as of December 31, 2007. Also in 2007, the Company’s selling, general, administrative and other operating expenses were understated $112 related to expenses associated with Stanadyne, SpA that had been originally recorded in 2006.

The consolidated balance sheet at December 31, 2008 has also been restated to report, on a gross basis, the amount recoverable from the Company’s workers compensation insurance carrier that had previously been netted against our related workers compensation liability. As such, intangible and other assets and other non-current liabilities have both been increased by $1,613 as of December 31, 2008.

Other Income taxes – The Company has recorded the income tax effect of the above corrections. Also, the Company reduced its deferred tax rate for 2007, 2008, and 2009 to correct an error in the state tax rate used in those years. Further, the Company increased its income tax expense in 2008 and 2007 by $283 and $35, respectively, relating to local taxes at Stanadyne, SpA and the Holdings income tax expense was decreased by $251 in 2008 and increased by $251 in 2007 to record the tax effects of non-deductable interest expense in the proper period. The combined income tax adjustment for Holdings, including the adjustments for deferred income tax valuation allowance described above, was a decrease of income tax expense of $67 in 2008 and an increase of income tax expense of $3,150 in 2007. The combined income tax adjustment for Stanadyne, including the adjustments for deferred income tax valuation allowance described above, was an increase of income tax expense of $422 and $3,176 in 2008 and 2007, respectively. The cumulative income tax adjustment resulted in a decrease in current deferred income of $702 and an increase in deferred income tax liabilities of $353 for Holdings and $256 for Stanadyne as of December 31, 2008.

Cumulative adjustments as of January 1, 2007 – As of January 1, 2007, the Holdings accumulated deficit was understated by $916 related to the overstatement of amortization of debt issuance costs ($326), the understatement of the LIFO inventory adjustment ($402), the overstatement of accounts receivable and understatement of inventories relating to delivery terms associated with certain shipments ($2,815 and $2,272, respectively), and the overstatement of certain expenses associated with Stanadyne, SpA ($112). Total net income tax benefit related to these errors total $372. As of January 1, 2007, the Stanadyne retained earnings was overstated by $1,255 related to the overstatement of amortization of debt issuance

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

costs ($197), the understatement of the LIFO inventory adjustment ($402), the overstatement of accounts receivable and understatement of inventories relating to delivery terms associated with certain shipments ($2,815 and $2,272, respectively), and the overstatement of certain expenses associated with Stanadyne, SpA ($112). Total net income tax benefit related to these errors total $319. Further, accumulated other comprehensive income for Holdings and Stanadyne as of January 1, 2007 was understated by $453 related to the foreign currency translation of the Stanadyne, SpA goodwill ($448) and translation of other restated accounts ($5).

Impact of the restatement

The effects of the restatements on the Holdings consolidated statements of operations for the years ended December 31, 2008 and 2007 follow:

	For the year ended December 31, 2008
	Previously Reported *	Adjustments	Restated
Net sales	$277,522	$2,951	$280,473
Cost of goods sold	200,369	3,155	203,524

Gross profit	77,153	(204)	76,949
Selling, general, administrative and other operating expenses	42,679	54	42,733

Operating income	34,474	(258)	34,216
Other income (expense):
Interest income	883	—	883
Interest expense	(30,108)	273	(29,835)

Income before income tax expense	5,249	15	5,264
Income tax expense	3,329	(242)	3,087

Net income	1,920	257	2,177
Non-controlling interest in loss of consolidated subsidiary	47	—	47

Net income attributable to stockholders	$1,967	$257	$2,224

	For the year ended December 31, 2007
	Previously Reported *	Adjustments	Restated
Net sales	$292,546	$(136)	$292,410
Cost of goods sold	220,713	1,063	221,776

Gross profit	71,833	(1,199)	70,634
Selling, general, administrative and other operating expenses	32,803	1,100	33,903

Operating income	39,030	(2,299)	36,731
Other income (expense):
Interest income	1,105	—	1,105
Interest expense	(29,621)	(371)	(29,250)

Income before income tax expense	10,514	(1,928)	8,586
Income tax expense	6,500	3,025	9,525

Net income	4,014	(4,953)	(939)
Non-controlling interest in income of consolidated subsidiary	(76)	—	(76)

Net income attributable to stockholders	$3,938	$(4,953)	$(1,015)

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

The effects of the restatements on the Holdings consolidated balance sheet as of December 31, 2008 follow:

	Previously Reported *	Adjustments	Restated
Inventories, net	$28,919	$(2,273)	$26,646
Deferred income taxes	1,606	(702)	904
Total current assets	113,364	(2,976)	110,388
Goodwill	144,575	(2,165)	142,410
Intangible and other assets, net	82,542	2,586	85,128
Total assets	421,414	(2,555)	418,859
Accrued liabilities	30,640	(2,194)	28,446
Total current liabilities	63,221	(2,193)	61,028
Deferred income taxes	12,317	(232)	12,085
Other non-current liabilities	49,420	5,859	55,279
Total liabilities	384,301	3,434	387,735
Accumulated other comprehensive loss	(12,627)	(183)	(12,810)
Accumulated deficit	(5,266)	(5,807)	(11,073)
Total stockholders’ equity	37,054	(5,985)	31,069
Total equity	37,113	(6,575)	30,538
Total liabilities and equity	421,414	(2,555)	418,859

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

The effects of the restatements on the Holdings consolidated statements of cash flows for the years ended December 31, 2008 and 2007 follow:

	Year ended December 31, 2008
	Previously Reported *	Adjustments	Restated
Cash flows from operating activities:
Net income	$1,920	$257	$2,177
Amortization of debt issuance costs	12,490	(273)	12,217
Deferred income taxes	(3,993)	(1,337)	(5,330)
Accounts receivable	5,761	(2,952)	2,809
Inventories	(507)	2,950	2,443
Prepaid expenses and other assets	57	(2)	55
Accrued liabilities	(4,760)	502	(4,258)
Other non-current liabilities	(3,362)	873	(2,489)
Net cash provided by operating activities	24,945	18	24,963
Effect of exchange rate changes on cash and cash equivalents	163	(18)	145

	Year ended December 31, 2007
	Previously Reported *	Adjustments	Restated
Cash flows from operating activities:
Net income	$4,014	$(4,953)	$(939)
Amortization of debt issuance costs	11,351	(340)	11,011
Deferred income taxes	(740)	2,902	2,162
Pension plan curtailment gain	(10,015)	957	(9,058)
Accounts receivable	2,487	137	2,624
Inventories	6,095	1,193	7,288
Prepaid expenses and other assets	2,113	9	2,122
Accrued liabilities	(5,885)	30	(5,855)
Other non-current liabilities	(7,076)	50	(7,026)
Net cash provided by operating activities	24,543	(15)	24,528
Effect of exchange rate changes on cash and cash equivalents	33	15	48

The effects of the restatements on the Stanadyne consolidated statements of operations for the years ended December 31, 2008 and 2007 follow:

	Year ended December 31, 2008
	Previously Reported *	Adjustments	Restated
Net sales	$277,522	$2,951	$280,473
Cost of goods sold	200,369	3,155	203,524

Gross profit	77,153	(204)	76,949
Selling, general, administrative and other operating expenses	42,617	54	42,671

Operating income	34,536	(258)	34,278
Other income (expense):
Interest income	878	—	878
Interest expense	(19,642)	267	(19,375)

Income before income tax expense	15,772	9	15,781
Income tax expense	5,584	420	6,004

Net income	10,188	(411)	9,777
Non-controlling interest in loss of consolidated subsidiary	47	—	47

Net income attributable to stockholder	$10,235	$(411)	$9,824

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

	Year ended December 31, 2007
	Previously Reported *	Adjustments	Restated
Net sales	$292,546	$(136)	$292,410
Cost of goods sold	220,713	1,063	221,776

Gross profit	71,833	(1,199)	70,634
Selling, general, administrative and other operating expenses	32,758	1,100	33,858

Operating income	39,075	(2,299)	36,776
Other income (expense):
Interest income	1,091	—	1,091
Interest expense	(20,281)	(341)	(19,940)

Income before income tax expense	19,885	(1,958)	17,927
Income tax expense	8,731	3,176	11,907

Net income	11,154	(5,134)	6,020
Non-controlling interest in income of consolidated subsidiary	(76)	—	(76)

Net income attributable to stockholder	$11,078	$(5,134)	$5,944

The effects of the restatements on the Stanadyne consolidated balance sheet as of December 31, 2008 follow:

	Previously Reported *	Adjustments	Restated
Inventories, net	$28,919	$(2,273)	$26,646
Deferred income taxes	1,606	(702)	904
Total current assets	113,196	(2,975)	110,221
Goodwill	144,575	(2,165)	142,410
Intangible and other assets, net	81,121	2,420	83,541
Total assets	419,825	(2,720)	417,105
Accrued liabilities	30,626	(2,193)	28,433
Total current liabilities	63,207	(2,192)	61,015
Deferred income taxes	21,581	256	21,837
Due to Stanadyne Holdings, Inc.	1,302	569	1,871
Other non-current liabilities	49,420	5,859	55,279
Total liabilities	301,819	4,492	306,311
Accumulated other comprehensive loss	(12,627)	(183)	(12,810)
Retained earnings	25,579	(7,029)	18,550
Total stockholder’s equity	117,957	(7,207)	110,750
Total equity	118,006	(7,212)	110,794
Total liabilities and equity	419,825	(2,720)	417,105

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

The effects of the restatements on the Stanadyne consolidated statements of cash flows for the years ended December 31, 2008 and 2007 follow:

	Year ended December 31, 2008
	Previously Reported*	Adjustments	Restated
Cash flows from operating activities:
Net income	$10,188	$(411)	$9,777
Amortization of debt issuance costs	2,024	(267)	1,757
Deferred income taxes	(1,327)	(385)	(1,712)
Accounts receivable	5,761	(2,952)	2,809
Inventories	(507)	2,950	2,443
Due to Stanadyne Holdings, Inc.	51	(288)	(237)
Accrued liabilities	(4,760)	499	(4,261)
Other non-current liabilities	(3,873)	870	(3,003)
Net cash provided by operating activities	24,948	16	24,964
Effect of exchange rate changes on cash and cash equivalents	163	(16)	147

	Year ended December 31, 2007
	Previously Reported*	Adjustments	Restated
Cash flows from operating activities:
Net income	$11,154	$(5,134)	$6,020
Amortization of debt issuance costs	2,026	(341)	1,685
Deferred income taxes	1,897	2,803	4,700
Pension plan curtailment gain	(10,015)	957	(9,058)
Accounts receivable	2,487	137	2,624
Inventories	6,095	1,193	7,288
Prepaid expenses and other assets	2,102	9	2,111
Due to Stanadyne Holdings, Inc.	360	281	641
Accrued liabilities	(5,885)	29	5,856
Other non-current liabilities	(7,890)	51	(7,839)
Net cash provided by operating activities	24,530	(15)	24,515
Effect of exchange rate changes on cash and cash equivalents	33	15	48

*	As disclosed in Note 2, effective January 1, 2009, the Company adopted the standards set forth on the Consolidation Topic of the FASB Accounting Standards Codification related to our non-controlling interest in SAPL. The tables noted above reflect the adoption of this change in accounting.

(4) Inventories

Inventories at December 31 consisted of:

	2009	2008
		(Restated)
Raw materials	$9,767	$10,326
Work in process	9,025	10,792
Finished goods	5,763	5,528

	$24,555	$26,646

The LIFO reserve at December 31, 2009 and 2008 was $2,722 and $3,198, respectively.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

(5) Property, Plant and Equipment

Property, plant and equipment including equipment under capital leases at December 31 consisted of:

	2009	2008
Land	$8,040	$7,447
Building and improvements	25,282	23,919
Machinery and equipment	122,454	116,682
Assets under capital leases	4,531	2,796
Construction in progress	8,432	3,571

	168,739	154,415

Less accumulated depreciation and amortization	89,879	73,482

	$78,860	$80,933

Depreciation expense including amortization of assets acquired under capital leases was $16,384, $18,270 and $17,683 for the years ended December 31, 2009, 2008 and 2007, respectively. The net book value of assets acquired under capital leases was $3,523 and $1,160 at December 31, 2009 and 2008, respectively.

(6) Goodwill

The following table sets forth the change in the carrying amount of goodwill for the Company:

Total
January 1, 2008, as restated	$143,304
Foreign currency translation	(894)

December 31, 2008, as restated	142,410
Impairment adjustment	(6,547)
Foreign currency translation	842

December 31, 2009	$136,705

Our annual impairment test for 2009 was completed during the fourth quarter. This test relies on a discounted cash flow analysis of the operating cash flows reflected in our long term strategic plan. The result of this analysis concluded that the projected discounted cash flows generated by our Stanadyne, SpA reporting unit did not support the carrying value of that business. This change from the prior year impairment test was due to a strategic decision in the fourth quarter of 2009 to support new business growth in Asia with products manufactured by our Changshu, China operation and not our Italy-based operation. As a result, Stanadyne’s annual impairment test concluded that the goodwill was impaired in the Stanadyne, SpA reporting unit and charged $6.5 million to operating income in the fourth quarter of 2009. There was no impairment of goodwill in the Stanadyne Corporation reporting unit in 2009. No portion of the goodwill is tax deductible.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

(7) Intangible and Other Assets

Major components of intangible assets, other than goodwill, at December 31 consisted of:

Holdings:	2009		2008
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
			(Restated)	(Restated)
Trademarks/trade names	$51,100	$—	$51,100	$—
Technology/patents	24,300	11,804	24,300	10,081
Customer contracts	15,252	8,241	15,252	6,715
Debt issuance costs	14,431	5,115	18,447	8,882
Other	1,626	75	1,781	74

	$106,709	$25,635	$110,880	$25,752

Stanadyne:	2009		2008
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
			(Restated)	(Restated)
Trademarks/trade names	$51,100	$—	$51,100	$—
Technology/patents	24,300	11,804	24,300	10,081
Customer contracts	15,252	8,241	15,252	6,715
Debt issuance costs	12,076	4,493	16,090	8,112
Other	1,626	75	1,781	74

	$104,354	$24,613	$108,523	$24,982

Amortization expense of intangible assets for the Company, exclusive of the amortization of debt issuance costs, was $3,249, $3,265 and $3,760 for the years ended December 31, 2009, 2008 and 2007, respectively. Estimated annual amortization expense for the Company’s intangible assets is expected to be $3,160 in 2010, $2,944 in 2011, $2,816 in 2012, $2,816 in 2013 and $2,202 in 2014.

Amortization of debt discount and debt issuance costs is included as interest expense in the accompanying consolidated statements of operations for Holdings of $8,791, $12,217 and $10,994 for the years ended December 31, 2009, 2008 and 2007, respectively. Amortization of debt issuance costs is included as interest expense in the accompanying consolidated statements of operations for Stanadyne of $1,572, $1,757 and $1,685 for the year ended December 31, 2009, 2008 and 2007, respectively.

Included in amortization of debt issuance costs for both Stanadyne and Holdings for the year ended December 31, 2009 is $0.1 million of accelerated amortization related to the early retirement of the Company’s Term Loans. As a result of the retirement of the Term Loans, the Company reduced the gross carrying value and accumulated amortization for the $2,117 fully amortized cost associated with the Term Loans. Additionally, approximately $1.2 million of debt issuance costs were capitalized in connection with the Company’s new revolving credit facility (see Note 9) which will be amortized over the four year term of that facility.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

(8) Leases

The Company is obligated under certain non-cancelable operating leases. Rent expense for the years ended December 31, 2009, 2008 and 2007 was $689, $829 and $2,234, respectively.

Future minimum payments under non-cancelable operating leases with initial or remaining lease terms in excess of one year and future minimum capital lease payments as of December 31, 2009 were as follows:

	Capital Leases	Operating Leases
Year ending December 31:
2010	$716	$1,103
2011	519	799
2012	468	799
2013	374	756
2014	221	759
Amounts thereafter	695	3,890

Total minimum lease payments	2,993	$8,106

Less: amount representing interest	155

Present value of net minimum capital lease obligations	2,838
Less: current installments of capital lease obligations	601

Capital lease obligations, excluding current installments	$2,237

(9) Accrued Liabilities

Accrued liabilities at December 31 consisted of:

	Holdings		Stanadyne
	2009	2008	2009	2008
		(Restated)		(Restated)
Accrued interest	$10,561	$6,297	$6,028	$6,297
Salaries, wages and bonus	3,375	7,521	3,375	7,521
Vacation	3,259	4,330	3,259	4,330
Accrued warranty	868	1,085	868	1,085
Accrued taxes	966	4,521	955	4,508
Workers’ compensation	902	1,430	902	1,430
Retiree health benefits	443	521	443	521
Pension	461	332	461	332
Other	2,786	2,409	2,786	2,409

	$23,621	$28,446	$19,077	$28,433

(10) Other Non-current Liabilities

Other non-current liabilities at December 31 consisted of:

	2009	2008
		(Restated)
Pensions	$33,052	$40,550
Retiree health benefits	3,116	3,319
Italian leaving indemnity	5,642	4,998
Workers’ compensation	4,625	5,718
Environmental	733	694

	$47,168	$55,279

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

(11) Long-term Debt

Long-term debt at December 31 consisted of:

	Holdings		Stanadyne
	2009	2008	2009	2008
Revolving credit lines	$—	$—	$—	$—
Term Loans	—	15,000	—	15,000
Senior Subordinated Notes	160,000	160,000	160,000	160,000
Holdings Senior Discount Notes, net of unamortized discount of $6,966 at December 31, 2008	100,000	93,034	—	—
Stanadyne Amalgamations Private Limited debt, payable to India banks through 2013, bearing interest at rates ranging from 8.88% to 9.75%	970	957	970	957
Stanadyne Changshu China debt, payable to Pudong Development Bank in August, 2010, bearing an interest rate of 5.8%	609	440	609	440
Stanadyne, SpA debt, payable to Italian banks through 2009, bearing interest at rates ranging from 2.82% to 11.40%	3,080	2,953	3,080	2,953

	264,659	272,384	164,659	179,350
Less current maturities of long-term debt	4,336	13,871	4,336	13,871

Long-term debt, excluding current maturities	$260,323	$258,513	$160,323	$165,479

In 2004, Stanadyne refinanced its existing U.S. senior bank facility comprised of term loans and revolving credit lines, which resulted in one new term loan (the “Term Loans”) and a new revolving credit line (the “Revolving Credit Line”). In addition, Stanadyne issued new senior subordinated notes (the “Notes”) totaling $160,000.

On August 13, 2009, Stanadyne (as borrower) and SIHC (as guarantor) entered into a new revolving credit agreement with Wells Fargo Foothill, LLC (“U.S. Revolver”). This U.S. Revolver replaced the Revolving Credit Line that expired on August 6, 2009 which was part of the Company’s senior credit facility with Goldman Sachs and CIT Group. The U.S. Revolver provides for maximum borrowings of $30 million based on availability, as defined, and is secured by all Stanadyne and SIHC assets, as well as a pledge of 65% of Stanadyne’s stock in SpA, SAPL, and SCC. The U.S. Revolver is comprised of a domestic inventory accounts receivable facility, a domestic fixed asset facility and a foreign accounts receivable sub-facility guaranteed by the United States Export Import Bank. In conjunction with the completion of the agreement for the new U.S. Revolver, the Company repaid the remaining $5.4 million outstanding under the Term Loans using cash on hand. Interest on borrowings under the U.S. Revolver is at either a Base Rate (as defined by the agreement) or three month LIBOR, plus an applicable margin ranging between 3.75% and 4.25%, depending on the level of excess availability. Any borrowings under the U.S. Revolver become due and payable on August 13, 2013. The U.S. Revolver is subject to a fixed

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

charge coverage ratio covenant test if availability is less than $4.0 million, and certain other affirmative and negative covenants common to an asset-backed loan agreement. The U.S. Revolver also limits the amount of dividends and other payments that can be made by Stanadyne to Holdings. Further, the Company is required to provide annual audited financial statements to the bank within 105 days at year end. The bank has extended this due date to July 1, 2010.

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

At December 31, 2009, Stanadyne had a total borrowing availability of $19,285 against the total maximum limit of the $30,000 U.S. Revolver of which $5,792 was used for standby letters of credit. Any amounts outstanding under the U.S. Revolver are payable on August 13, 2013. If there were any borrowings on the U.S. Revolver, the interest rate would have been 4.0% at December 31, 2009. Stanadyne also pays a commitment fee of 0.5% on the unused portion of the foreign accounts receivable sublimit and a 1.0% commitment fee on the unused portion of the balance of the U.S. Revolver.

At December 31 2008, the Company had $15,000 in Term Loans outstanding. The Company repaid $10.0 million of Term Loans in the second quarter of 2009, as a result of the Excess Cash Flow, as the term is defined by the Term Loans, generated in 2008. The Company repaid $6.2 million of the Term Loan in 2008 as a result of the Excess Cash Flow generated in 2007. There were no required Term Loan payments in 2007. The Term Loans were primarily LIBOR borrowings that were re-priced approximately every month based on prevailing market rates. Accrued interest was calculated on outstanding term loan balances at 4.46% on December 31, 2008. Interest was paid each calendar quarter.

The Revolving Credit Line and Term Loans (the “Senior Bank Facility”) were obligations of Stanadyne Corporation (the “Borrower”) and were guaranteed by SIHC and each domestic subsidiary of SIHC, other than the Borrower (the “Guarantors”). The Senior Bank Facility was secured by substantially all of the assets of the Borrower and by a pledge of substantially all the issued and outstanding capital stock of the Guarantor and 65% of the capital stock of SpA and SAPL. In addition, the Senior Bank Facility was subject to financial and other covenants, including limits on indebtedness, liens and capital expenditures, and restrictions on dividends or other distributions to stockholders.

Stanadyne had $160,000 of Notes outstanding at December 31, 2009 and 2008 at a fixed interest rate of 10.00%. The Notes are due on August 15, 2014. Payment of the Notes is an obligation of Stanadyne and was guaranteed by the former PEPC subsidiary. In addition, the Notes are subject to covenants including limitations on indebtedness, liens, and dividends or other distributions to stockholders.

On December 20, 2004, Holdings issued $100 million of senior discount notes (the “Senior Discount Notes”) due in 2015. The Senior Discount Notes bear interest at a stated rate of 12%. The Senior Discount Notes were issued at a discounted price of 58.145% resulting in net proceeds of approximately $58,145 before considering financing costs. Interest accreted until August 15, 2009 and then accrued cash-pay interest thereafter. The Senior Discount Notes are unsecured senior obligations of Holdings and are subordinated to all existing and future senior indebtedness, including obligations under the U.S. Revolver and the former Senior Bank Facility. The Senior Discount Notes are not guaranteed by

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

Stanadyne or any of the other subsidiaries of Holdings and are effectively subordinated to all of Stanadyne’s secured debt. Amortization of original issue discount interest expense was $6,966 and $10,238 for the years ended December 31, 2009 and 2008, respectively.

Holdings has failed to comply with the reporting covenant contained in the indenture governing the Senior Discount Notes and Stanadyne has failed to comply with the reporting covenant contained in the indenture governing the Notes insofar as the Company did not, within the time period specified in the SEC’s rules and regulations, file with the SEC or furnish to the bondholders a) the Company’s annual financial information for the fiscal year ended December 31, 2009 and a report on the annual financial statements by the Companies’ certified independent accountants as required under the indentures or b) the Company’s Quarterly Report on Form 10-Q for the interim period ended March 31, 2010. The delay in the filing of these reports for each of Holdings and Stanadyne is due to the restatement described in Note 3 and elsewhere in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. While the Company believes the filing of the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 has cured the failure to file the Annual Report, the Company has not yet filed its Quarterly Report on Form 10-Q for the interim period ended March 31, 2010. As a result, the trustee or holders of at least 25% of the aggregate principal amount of the notes under either of the indentures may notify Stanadyne or Holdings, as applicable, of its failure to comply with the reporting covenant of the applicable indenture, in which case Stanadyne or Holdings, as applicable, will have 60 days in which to cure such failure. No such notice has been received through the date of the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and the Company intends to file its Quarterly Report on Form 10-Q no later than August 15, 2010. As a result, the Company believes it will cure the violation and accordingly has classified the debt based on its current maturity terms.

Stanadyne received an extension from Wells Fargo Foothill, LLC extending to July 1, 2010 the date by which Stanadyne is required to deliver the consolidated financial statements of Holdings and its subsidiaries, including Stanadyne, for the fiscal year ended December 31, 2009 to the agent and lenders under the agreement governing the U.S. Revolver. Stanadyne is delivering such financial statements to the agent and lenders substantially concurrently with the filing of this report.

At December 31, 2009 and 2008, the weighted average interest rate on the Company’s current and long-term borrowings at SAPL was 7.4% and 9.2%, respectively.

At December 31, 2009 and 2008, the weighted average interest rate on the Company’s short-term borrowings at SpA was 4.10% and 6.46%, respectively.

The fair values of the Company’s Term Loans and short-term borrowings approximated their recorded values at December 31, 2008 based on similar borrowing agreements offered by other major institutional banks. The fair value of the Notes based on bid prices at December 31, 2009 and 2008 was approximately $145,000 and $109,600, respectively. The fair value of Holdings’ Discount Notes based on bid prices at December 31, 2009 and 2008 was $68,625 and $45,000, respectively.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

The aggregate maturities of long-term debt outstanding at December 31, 2009 were:

	Holdings	Stanadyne
2010	$4,336	$4,336
2011	136	136
2012	102	102
2013	85	85
2014	160,000	160,000
Thereafter	100,000	0

	$264,659	$164,659

For the years ended December 31, 2009, 2008 and 2007, interest paid by the Company was $16,885, $17,848 and $18,705, respectively.

(12) Pensions

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

Benefits may be paid under the Stanadyne Corporation Pension Plan and the SERP in the form of (i) a straight-life annuity for the life of the participant; (ii) a 50%, 75% or 100% joint and survivor annuity whereby the participant receives a reduced monthly benefit for life and the surviving spouse receives 50%, 75% or 100% of such reduced monthly benefit for life; and (iii) for participants with an accrued benefit of $5 or less, a lump sum. The SERP expense was $307, $295 and $323 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

The effect of the Pension Plan freeze resulted in curtailment gains of $9,039 for the Pension Plan and $19 for the Supplemental Retirement Benefit Plan. These one-time curtailment gains are equal to the reduction in the plans’ projected benefit obligations due to the freeze of $8,425 and unrecognized prior service costs of $633.

The following table sets forth the change in benefit obligation, change in plan assets and the accrued benefit obligation of the Pension Plans in the Company’s consolidated balance sheets as of December 31, 2009 and 2008:

	2009	2008
		(Restated)
Change in projected benefit obligations:
Benefit obligation at beginning of year	$95,458	$93,553
Interest cost	5,858	5,745
Actuarial loss	6,385	588
Benefits paid	(5,161)	(4,428)

Benefit obligation at end of year	102,540	95,458

Change in plan assets:
Fair value of plan assets at beginning of year	54,576	80,820
Actual return on plan assets	16,936	(25,258)
Employer contribution	2,804	3,442
Benefits paid	(5,161)	(4,428)

Fair value of plan assets at end of year	69,155	54,576

Accrued benefit obligation	$(33,385)	$(40,882)

Unrecognized actuarial losses recorded in other comprehensive income were $22,078 and $30,327 as of December 31, 2009 and 2008, respectively. The Company expects to recognize $1,083 of unrecognized actuarial losses in 2010.

The components of the net periodic pension costs were as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
		(Restated)	(Restated)
Service cost	$—	$—	$726
Interest cost	5,858	5,745	5,648
Expected return on plan assets	(4,291)	(6,652)	(6,094)
Amortization of prior service costs	—	—	(8)
Recognized net actuarial loss	1,990	31	40

Net periodic pension (income) cost	$3,557	$(876)	$312

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

Actuarial assumptions used in accounting for the Pension Plans were:

	As of December 31, 2009	As of December 31, 2008
Benefit obligation at year-end:
Assumed average salary compensation increase	N/A	N/A
Discount rate	6.00%	6.25%

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Net periodic benefit cost for the year:
Assumed average salary compensation increase	N/A	N/A	N/A
Discount rate	6.25%	6.25%	6.00%
Expected long-term rate of return on assets	8.00%	8.25%	8.25%

Changes to the Pension Plan to freeze benefits as of March 31, 2007 made assumptions for future salary compensation increases unnecessary for valuation of the December 31, 2009 and 2008 benefit obligation.

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

In selecting the expected return assumption, the Company takes into consideration information provided by the pension plan trustee and the pension plan’s actuary. Based on the asset allocation percentages in the Company’s current investment policy, the actuary’s January 2009 investment return model produced a range of expected investment returns over the next 20 years of 5.4% to 9.3%. Based on the 5,000 investment return simulations produced by the model, it is anticipated that a passively invested fund allocated in accordance with the Company’s investment policy would generate an average annual return over the 20-year projection period equal to or in excess of 5.4% three-quarters of the time, while returns of 9.3% or greater would be anticipated 25% of the time.

Therefore, the “best-estimate” range, based on this model, is 5.4% to 9.3%. Based on the foregoing considerations, and historical performance of the fund assets since 1988, the Company believes that an expected return assumption of 8.00% per annum is reasonable.

The Company was required to make $0.8 million in contributions to the Pension Plan in 2009 for the 2008 plan year. The minimum required contribution in 2008 for the 2007 plan year was approximately $1.6 million. Minimum required contributions for the calendar years 2009 and 2008 were $2.4 million and $3.1 million, respectively. The Company expects the minimum required contribution to the Pension Plan in 2010 will be approximately $5.3 million.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

The Company’s Pension Plan asset allocation at December 31, 2009 and targeted allocation for 2010 by asset category are as follows:

Pension Plan Assets

Fair Value Measurements at December 31, 2009

Category of Assets in $000’s

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total	% of Total	Asset Target
Equity Securities
Large Cap	$23,122	$—	$—	$23,122	33.4%
Small Cap	7,712	—	—	7,712	11.2%
International	16,583	—	—	16,583	24.0%

					68.6%	68.0%
Fixed Income
Emerging Markets	4,164	—	—	4,164	6.0%
High Yield	4,385	—	—	4,385	6.3%
Corporate Bonds	3,335	—	—	3,335	4.8%

					17.1%	17.0%
Alternative Investment	—	—	9,854	9,854	14.3%	15.0%

Totals	$59,301	$—	$9,854	$69,155	100.0%	100.0%

% of fair value hierarchy	85.8%	0%	14.2%	100.0%

Asset management objectives include maintaining a level of diversification, to reduce interest rate and market risk, and to provide an adequate liquidity to meet immediate and future benefit payment requirements. The company’s overall investment strategy is to achieve a mix of 68% growth seeking assets, 17% in income generating assets and 15% in a hedge fund which is designed to improve portfolio efficiency, and to provide returns that are between equity and fixed income, with a risk profile similar to fixed into securities. Our actual retirement plan asset allocations by level within the fair value hierarchy are presented as of December 31, 2009. Level 1 assets represent mutual funds that are valued at quoted prices in active markets for identical assets. Level 3 funds are based on significant unobservable inputs.

Level 3 assets represent a fund of hedge funds. The initial investment was made on August 31, 2009. The fund allows withdrawals after the first year but subject to a 65 day notification and are only permitted on the last business day of the calendar quarter. Assets are valued based on our assessment of the fair value as presented by SEI’s, our investment adviser, fund performance committee which requires judgment and may affect their valuation.

The fair value measurement of plan assets using significant unobservable input (Level 3) changed during 2009 due to the following:

2009 Changes in Fair Value Measurement

Using Significant Unobservable Inputs

(Level 3)

Alternative Investment
Beginning balance, December 31, 2008	$—
Purchase during the year	9,710
Unrealized gains / (losses) relating to instruments still held in the reporting period	144

Ending balance, December 31, 2009	$9,854

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

The Company reviewed the market rate at the time of purchase and performed a roll forward of the asset value to year-end by reviewing the audited report as of March 31, 2009. From there, the Company determined the returns based on the quarterly valuation reports as provided by SEI Corporation. SEI evaluates and reports monthly performance as well as evaluates and addresses any organizational/operational changes as they relate to the fund. As of December 31, 2009, the Level 3 assets consisted of 36 funds which comprise the hedge fund. Stanadyne owns 10,657.751 shares which represents 0.0067% of the fund.

The equity securities and debt securities do not directly include any amounts of Company stock, Notes or Discount Notes at December 31, 2009 and 2008. Assets are generally rebalanced to the target asset allocation monthly.

Estimated future benefit payments are as follows:

2010	$5,045
2011	5,254
2012	5,512
2013	5,846
2014	6,183
Subsequent five years	35,941

In accordance with Italian Civil Code, the Company provides employees of SpA a leaving indemnity payable upon termination of employment. The amount of this leaving indemnity is determined by the employee’s category, length of service, and overall remuneration earned during service. Amounts included as part of accrued liabilities and other noncurrent liabilities, in total, at December 31, 2009 and 2008 were $5,740 and $5,078, respectively. Leaving indemnity expense was $652, $849 and $847 for the years ended December 31, 2009, 2008 and 2007, respectively.

(13) Postretirement Health Care and Life Insurance

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

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

The following table presents the plan’s change in benefit obligation, change in plan assets and the accrued benefit obligation in the Company’s consolidated balance sheets as of December 31:

	2009	2008
Change in benefit obligations:
Benefit obligation at beginning of year	$3,840	$7,849
Service cost	45	172
Interest cost	208	395
Actuarial gain	(168)	(4,286)
Plan participants’ contributions	1,235	1,619
Benefits paid	(1,601)	(1,909)

Benefit obligation at end of year	3,559	3,840

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contribution	366	290
Plan participants’ contribution	1,235	1,619
Benefits paid	(1,601)	(1,909)

Fair value of plan assets at end of year	—	—

Accrued benefit obligation	$3,559	$(3,840)

The components of the net periodic postretirement health and life insurance plans costs were as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
		(Restated)	(Restated)
Service cost	$45	$172	$191
Interest cost	208	395	444
Recognized net actuarial loss (gain)	(919)	(457)	(289)

Net periodic (income) cost	$(666)	$110	$346

Actuarial assumptions used in accounting for the postretirement health care and life insurance plans were:

	December 31, 2009	December 31, 2008
Benefit obligation at year-end:
Discount rate	5.25%	6.25%
Health care cost trend rates
Initial rate	N/A	N/A
Ultimate rate	N/A	N/A

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Net periodic benefit cost:
Discount rate	6.25%	6.00%	5.75%
Expected long-term rate of return on assets	N/A	N/A	N/A
Health care cost trend rates:
Initial rate	N/A	N/A	N/A
Ultimate rate	N/A	N/A	N/A

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

(14) Income Taxes

Income tax expense (benefit) consisted of:

Holdings		Current	Deferred	Total
2009	Federal	$1,833	$(5,595)	$(3,762)
	State	759	(20)	739
	Foreign	215	(702)	(487)

		$2,807	$(6,317)	$(3,510)

2008 (Restated)	Federal	$6,243	$(3,374)	$2,869
	State	668	(49)	619
	Foreign	458	(859)	(401)

		$7,369	$(4,282)	$3,087

2007 (Restated)	Federal	$5,777	$693	$6,470
	State	424	221	645
	Foreign	413	1,997	2,410

		$6,614	$2,911	$9,525

Stanadyne
2009	Federal	$2,047	$(2,503)	$(456)
	State	759	(20)	739
	Foreign	215	(702)	(487)

		$3,021	$(3,225)	$(204)

2008 (Restated)	Federal	$6,530	$(744)	$5,786
	State	668	(49)	619
	Foreign	458	(859)	(401)

		$7,656	$(1,652)	$6,004

2007 (Restated)	Federal	$6,056	$2,796	$8,852
	State	424	221	645
	Foreign	413	1,997	2,410

		$6,893	$5,014	$11,907

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

Total income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 35% for each year to income (loss) from continuing operations before income tax expense (benefit) and minority interest as follows:

Holdings	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
		(Restated)	(Restated)
Computed “expected” expense (benefit)	$(9,526)	$1,843	$3,005
Increase (reduction) in income tax resulting from:
State taxes, net of federal tax effect	(142)	52	202
Foreign taxes	215	459	532
Unrecognized tax benefits	271	84	55
Federal research and development credit	(425)	(400)	(150)
Rate difference on income of foreign operations	2,480	1,035	275
Tax benefit for U.S. production activities	(263)	(389)	(378)
Non-deductible interest on Discount Notes	828	737	886
Goodwill impairment	1,800	—	—
Change in valuation allowance	1,502	(171)	4,583
Other, net	(250)	(163)	515

	$(3,510)	$3,087	$9,525

Stanadyne	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
		(Restated)	(Restated)
Computed “expected” expense	$(5,392)	$5,523	$6,274
Increase in income tax resulting from:
State taxes, net of federal tax effect	202	348	437
Foreign taxes	215	459	532
Unrecognized tax benefits	271	84	55
Federal research and development credit	(425)	(400)	(150)
Rate difference on income of foreign operations	2,480	1,035	275
Tax benefit for U.S. production activities	(263)	(389)	(378)
Change in valuation allowance	1,158	(493)	4,347
Goodwill impairment	1,800	—	—
Other, net	(250)	(163)	515

	$(204)	$6,004	$11,907

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

U.S. federal, state and foreign net income taxes paid by the Company amounted to $5,483, $3,482 and $8,239 for the years ended December 31, 2009, 2008 and 2007, respectively.

Income (loss) from continuing operations before taxes from domestic operations of Holdings was $(10,585), $9,340 and $16,607 for the years ended December 31, 2009, 2008 and 2007, respectively. Income before taxes from domestic operations of Stanadyne was $63, $19,857 and $25,949 for the years ended December 31, 2009, 2008 and 2007, respectively. Loss from continuing operations before taxes from foreign operations of the Company was $16,632, $4,076 and $8,022 for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company has unused foreign net operating loss carry forwards of $14,997 at December 31, 2009 of which $5,018 will expire in 2011, $5,907 will expire in 2012, $530 will expire in 2013 and $3,542 will expire in 2014.

At December 31, 2009 and 2008, Holdings had valuation allowances of $1,431 and $1,086, respectively, for state tax benefits that will not be realized. In addition, Holdings and Stanadyne recorded a valuation allowance of $2,984 and $4,693 at December 31, 2008 and December 31, 2009, respectively. Due to the history of losses in the Stanadyne, SpA business and the continuing uncertainty in the global economic recovery, the Companies established a valuation allowance in the fourth quarter of 2007 to recognize that it was no longer more likely than not that the Stanadyne, SpA business would realize the benefit of its net operating loss carry-forwards prior to their expiration. It is more likely than not that all other deferred tax assets will be fully realized based on projections for future taxable income and the expectation that a significant portion of these deferred tax assets will be realized by offsetting them against temporary items.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are presented as follows:

	Holdings		Stanadyne
	2009	2008	2009	2008
		(Restated)		(Restated)
Current:
Deferred tax assets:
Postretirement benefits	$378	$72	$378	$72
Severance	406	—	406	—
Compensated absences	796	1,118	796	1,118
Workers’ compensation	330	538	330	538
Health benefits	279	420	279	420
Warranty	298	399	298	399
Other	693	570	693	570

Deferred tax assets	3,180	3,117	3,180	3,117
Deferred tax liabilities	(1,590)	(2,213)	(1,590)	(2,213)

Net current deferred tax assets/(liabilities)	$1,590	$904	$1,590	$904

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

	Holdings		Stanadyne
	2009	2008	2009	2008
		(Restated)		(Restated)
Non-current:
Deferred tax assets:
Postretirement benefits	$12,282	$16,203	$12,282	$16,203
Net operating loss carry forwards	4,127	2,688	4,127	2,688
Workers’ compensation	1,697	2,150	1,697	2,150
Accrued interest on Discount Notes	14,331	11,424	—	—
Other	2,008	1,789	2,008	2,375

Deferred tax assets before valuation allowance	34,445	34,254	20,114	23,416
Less: valuation allowance	(6,124)	(4,070)	(4,693)	(2,984)

Deferred tax assets after valuation allowance	28,321	30,184	15,421	20,432
Deferred tax liabilities:
Property, plant, equipment and other	(38,121)	(42,269)	(38,065)	(42,269)

Net noncurrent deferred tax liabilities	$(9,800)	$(12,085)	$(22,644)	$(21,837)

The following summarizes the activity related to the unrecognized tax benefits:

	2009	2008	2007
		(Restated)	(Restated)
Balance at January 1	$366	$282	$—
Additions based on tax positions related to prior year	—	—	227
Additions based on tax positions related to current year	418	84	55

Balance at December 31	$784	$366	282

All of the unrecognized tax benefits would, if recognized, impact the annual effective tax rate. A liability of $784 and $366 was recorded at December 31, 2009 and 2008, respectively. Income tax expense for potential penalties and interest of $30, $32 and $41 was recorded during 2009, 2008 and 2007, respectively. The Company recognized interest and penalties as a component of income tax expense. The Company does not expect any material changes to the unrecognized tax benefits to occur over the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions, and the Company is subject to routine audit by many different tax authorities. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2005.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

(15) 401(k) Plan

Substantially all of the Company’s domestic employees are eligible to participate in the Stanadyne Corporation Savings Plus Plan (“401(k) Plan”). The 401(k) Plan provides such employees with the opportunity to save for retirement on a tax deferred basis. Effective April 1, 2007, the 401(k) Plan was amended to: (i) increase Stanadyne’s matching contribution to 100% of employee pre-tax contributions on the first 1% of compensation and 50% of employee pre-tax contributions on the next 5% of compensation so that if an employee contributes 6% of compensation, the Stanadyne match would total 3.5% of that employee’s compensation; and (ii) provide for automatic enrollment at 3% of compensation for all new employees and all current employees who were not then contributing 3% or more of compensation. The Company made matching contributions of $541, $1,649 and $1,407 during the years ended December 31, 2009, 2008 and 2007, respectively. Due to the depressed economic conditions, the Company matching contributions were suspended in May, 2009.

(16) Stockholders’ Equity

Common Stock. During the year ended December 31, 2009, there were no stock options exercised. During the year ended December 31, 2008, four former and retiring employees exercised stock options to purchase 75,000 shares of Holdings’ common stock at $0.47 per share for $36. During 2009, 2008 and 2007 a total of 212,500, 112,500 and 100,000 shares, respectively were purchased by the Company for $223, $106 and $82, respectively and are held as treasury stock.

Stock Options. In August 2004, Holdings established the 2004 Equity Incentive Plan (the “Option Plan”) to provide for the award of non-qualified stock options to attract and retain people who are in a position to make a significant contribution to the success of the Company and its subsidiaries. Awards granted under the Option Plan vest over a period of three to four years contingent upon achievement of certain financial performance targets as defined by the Option Plan and expire 10 years after the date of grant. There are 16,000,000 shares authorized for the Option Plan with 2,366,170 available for future grants at December 31, 2009.

The Company uses a Black-Scholes option-pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, fair value of common stock, and forfeiture rate. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. The table below indicates the key assumptions used in the option valuation calculations for options granted in the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Risk-free interest rate	3.40%	3.85%	5.14%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	33%	33%	30%
Expected term in years	6.25	6.25	6.25

The expected volatility is based on historical volatility of small capitalization companies in the same industry sector as the Company. The expected term of options represents the period of time that options granted are expected to be outstanding using the simplified method described in the guidance provided by the ASC 718. The risk-free rate is based on the U.S. Treasury yield curve at the time of grant having a term equal to the expected term of the option.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

Presented below is a summary of stock option activity for the Option Plan for the years ended December 31, 2009, 2008 and 2007.

	Outstanding		Exercisable
	Stock Options Outstanding	Weighted Average Exercise Price	Stock Options Outstanding	Weighted Average Exercise Price
December 31, 2006 (3)	13,865,000	$0.48	3,226,250	$0.47
Exercised	(67,500)	0.47	(67,500)	0.47
Cancelled (1)	(737,500)	0.62	(12,500)	0.47
Vested	—	—	—	—
Granted (1) (2)	630,000	0.89	—	—

December 31, 2007 (3)	13,690,000	0.50	3,146,250	0.47
Exercised	(75,000)	0.47	(75,000)	0.47
Cancelled (1)	(217,500)	0.47	—	—
Vested	—	—	—	—
Granted (1) (2)	950,000	1.05	—	—

December 31, 2008 (3)	14,347,500	0.53	3,071,250	0.47
Exercised	—	—	—	—
Cancelled (1)	(1,743,750)	0.53	—	—
Vested	—	—	—	—
Granted (1) (2)	325,000	0.47	—	—

December 31, 2009 (3)	12,928,750	0.53	3,071,250	0.47

(1)	The weighted average grant-date fair value of options issued during the years ended December 31, 2009, 2008 and 2007 was $0.22, $0.28 and $0.26, respectively. The weighted average grant-date fair value of unvested options cancelled during the years ended December 31, 2009, 2008 and 2007 was $0.32, $0.34, and $0.20, respectively.
(2)	325,000 options were issued on December 10, 2009 with an exercise price of $0.47 per share. 950,000 options were issued on December 3, 2008 with an exercise price of $1.05 per share. 250,000 options were issued on April 17, 2007 with an exercise price of $0.95 per share. 380,000 options were issued on June 1, 2007 with an exercise price of $0.85 per share.
(3)	The weighted average remaining life of options outstanding as of December 31, 2009, 2008 and 2007 was 5.67 years, 6.25 years and 7.28 years, respectively.

As of December 31, 2009, there was $126 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the 2004 Equity Incentive Plan that is expected to be recorded over the next 3 years on a weighted-average basis. The total stock-based employee compensation expense for the stock options was $63, $102 and $393 in 2009, 2008 and 2007, respectively. There were 9,857,500 and 11,276,250 non-vested stock options outstanding at December 31, 2009 and 2008, respectively. The weighted average grant date fair value of non-vested stock options was $0.25 and $0.26 as of December 31, 2009 and 2008, respectively.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

(17) Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income at December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008
		(Restated)
Foreign currency translation adjustment	$3,935	$1,774
Additional pension and other post employment benefits liability, net of tax $5,715 in 2009 and $8,495 in 2008.	(9,865)	(14,584)

Total	$(5,930)	$(12,810)

(18) Related Party Transactions

During each of the years ended December 31, 2009, 2008 and 2007, the Company incurred management fees of $750 payable to Kohlberg & Company L.L.C. for management services provided. These charges are included in selling, general and administrative expenses.

(19) Significant Customers

Sales to customers and their affiliates which represented approximately 10% or more of consolidated total net sales were as follows:

	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2009	%	2008	%	2007	%
Customer A - Sales	$51,140	27.5	$92,926	33.0	$116,833	40.0

Accounts receivable balances with this customer and its affiliates were $7,205, $6,477 and $8,845 at December 31, 2009, 2008 and 2007, respectively.

(20) Commitments and Contingencies

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

The effect of this indemnification is to limit environmental exposure of known sites. However, there are limitations to this indemnification. Estimates of future costs of environmental matters are inevitably imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the development and application of new technologies, the identification of new sites for which the Company may have remediation responsibility and the apportionment and collectability of remediation costs among responsible parties. The Company establishes reserves for these environmental matters when a loss is probable and reasonably estimable and has accrued its best estimate, $892 and $901, with respect to these matters at December 31, 2009 and 2008, respectively. It is reasonably possible that the final resolution of some of these matters may require the Company to make expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. However, management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company provides a limited warranty for specific products and recognizes the projected cost for this warranty in the period the products are sold. The Company’s warranty accrual is included as a component of accrued liabilities in the consolidated balance sheets. Changes in the Company’s warranty accrual are presented below:

	2009	2008
		(Restated)
Warranty liability, beginning of year	$1,085	$2,386
Warranty expense based on products sold	521	1,446
Warranty claims paid	(739)	(2,747)

Warranty liability, end of year	$867	$1,085

(21) Segments

The Company had two reportable segments, Precision Products and Precision Engine, until the sale of PEPC on July 31, 2006 to Defiance, Inc. Subsequent to the sale, the Company had one reportable segment based on the aggregation of operating segments.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

(22) Foreign and Geographic Information

The Company has manufacturing operations in the United States, Italy, India and China. The following is a summary of significant financial information by geographic area:

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
		(Restated)	(Restated)
Net sales:
Domestic – United States	$90,724	$130,776	$131,138

Foreign net sales:
Mexico	13,886	35,882	41,147
France	16,873	23,955	39,704
All other	64,365	89,860	80,421

Total foreign sales	95,124	149,697	161,272

Net sales	$185,848	$280,473	$292,410

	December 31, 2009	December 31, 2008
		(Restated)
Long-lived assets:
United States	$49,150	$58,497
Italy	16,749	15,525
India	6,173	1,798
China	6,788	5,113

Long-lived assets	$78,860	$80,933

	Holdings		Stanadyne
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
		(Restated)		(Restated)
Net deferred income tax (liabilities) assets:
United States	$(7,267)	$(10,016)	$(20,111)	$(19,183)
Italy	(2,533)	(2,654)	(2,533)	(2,654)

Net deferred income tax liabilities	$(9,800)	$(12,670)	$(22,644)	$(21,837)

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

(23) Valuation and Qualifying Accounts

The components of significant valuation and qualifying accounts were as follows:

	Allowance for Uncollectible Accounts Receivable	Inventory Reserves	Holdings	Stanadyne
			Income Tax Valuation Allowance	Income Tax Valuation Allowance

			(Restated)	(Restated)
Balance December 31, 2007	$200	$1,507	$5,094	$4,334
Charged to costs and expenses	19	1,054	425	—
Write-offs	—	(835)	(779)	(779)
Effect of exchange rate changes	(10)	(23)	(570)	(570)

Balance December 31, 2008	209	1,703	4,170	2,984
Charged to costs and expenses	92	1,807	1,403	1,158
Write-offs	—	(545)	—	—
Effect of exchange rate changes	16	27	551	551

Balance December 31, 2009	$317	$2,992	$6,124	$4,693

(24) Reorganization

During the second quarter of 2009, as a part of its strategic plan and cost reduction initiatives, the Company decided to consolidate its U.S. based manufacturing capacity. This will result in the closure of manufacturing operations in the Company’s Windsor, Connecticut location by 2011 and expansion of its operations in its North Carolina locations. The Company incurred $3.0 million in reorganization costs related to this consolidation in the year ended December 31, 2009. These costs were primarily for staffing to manage the project and costs to relocate equipment and are reflected as a component of selling, general and administrative expenses within the accompanying condensed consolidated statements of operations. On June 23, 2009, the Company announced that hourly and salaried employees of the Windsor, Connecticut workforce that will be displaced by this consolidation will receive compensation, based on years of service and skill level, if they remain employed until their positions are eliminated. This “completion bonus” is projected to approximate $2.7 million. The Company accrued $1.1 million in relation to this completion bonus in 2009 which is reflected as a component of cost of goods sold within the accompanying condensed consolidated statements of operations. Such amount has not been paid as of December 31, 2009.

As part of the 2009 reorganization activities, the Company also recognized $0.6 million of additional depreciation expense related to a change in the estimated useful lives of machinery and equipment in its U.S. operations. This amount was included as a component of cost of sales.

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

As part of the 2007 reorganization activities, the Company also recognized $0.9 million of additional depreciation expense related to a change in the estimated useful lives of machinery and equipment in its U.S. and Italy-based operations as further described below. This amount was included as a component of cost of sales.

In the U.S. operations, aluminum die casting operations was outsourced, resulting in the disposal of the associated equipment before the end of its previously estimated life, resulting in a $0.7 million increase to depreciation expense during 2007.

In the Italy operations, the previously mentioned Italy reorganization included eliminating certain equipment, which resulted in the remaining carrying value associated with that equipment being depreciated over the course of 2007, resulting in a $0.2 million increase to depreciation expense.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

(25) Supplemental Financial Statements

Supplemental condensed balance sheets as of December 31, 2009 and 2008 and supplemental condensed statements of operations and cash flows for 2009, 2008 and 2007 are presented below for Stanadyne Holdings, Inc. on a stand alone basis since the restricted net assets of certain consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year.

STANADYNE HOLDINGS, INC.

SUPPLEMENTAL CONDENSED BALANCE SHEET

December 31, 2009
ASSETS
Cash and cash equivalents	$1
Other current assets	—

Total current assets	1
Intangible and other assets, net	14,178
Investment in subsidiaries	103,280
Due from Stanadyne Corporation	2,028

Total assets	$119,487

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$4,544

Total current liabilities	4,544
Long-term debt	100,000
Stockholders’ equity	14,943

Total liabilities and stockholders’ equity	$119,487

December 31, 2008
(Restated)
ASSETS
Cash and cash equivalents	$166
Other current assets	—

Total current assets	166
Intangible and other assets, net	10,753
Investment in subsidiaries	111,340
Due from Stanadyne Corporation	1,871

Total assets	$124,130

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$14

Total current liabilities	14
Long-term debt	93,034
Stockholders’ equity	31,082

Total liabilities and stockholders’ equity	$124,130

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

STANADYNE HOLDINGS, INC.

SUPPLEMENTAL CONDENSED STATEMENTS OF OPERATIONS

Year Ended December 31, 2009
SG&A	$61

Operating loss	(61)

Interest expense, net	11,752
Income tax benefit	(3,891)

Loss before subsidiary loss	(7,922)
Subsidiary loss	(15,784)

Net loss	$(23,706)

Year Ended December 31, 2008
(Restated)
SG&A	$62

Operating loss	(62)

Interest expense, net	10,455
Income tax benefit	(2,743)

Loss before subsidiary earnings	(7,774)
Subsidiary earnings	9,951

Net income	$2,177

Year Ended December 31, 2007
(Restated)
SG&A	$45

Operating loss	(45)

Interest expense, net	9,295
Income tax benefit	(2,257)

Loss before subsidiary earnings	(7,083)
Subsidiary earnings	6,144

Net income	$(939)

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

STANADYNE HOLDINGS, INC.

SUPPLEMENTAL CONDENSED STATEMENTS OF CASH FLOWS

Year Ended December 31, 2009
Net Loss	$(23,706)
Amortization of debt discount & deferred financing fees	7,219
Deferred income tax benefit	(3,678)
Subsidiary loss	15,784
Change in operating assets and liabilities	4,439

Net cash provided by operating activities	58

Proceeds from exercise of stock options	—
Purchase of treasury stock	(223)

Net cash used in financing activities	(223)

Net decrease in cash and cash equivalents	(165)
Cash at cash equivalents at beginning of period	166

Cash at cash equivalents at end of period	$1

Year Ended December 31, 2008
(Restated)
Net income	$2,177
Amortization of debt discount & deferred financing fees	10,460
Deferred income tax benefit	(3,443)
Subsidiary earnings	(9,951)
Change in operating assets and liabilities	754

Net cash used in operating activities	(3)

Proceeds from exercise of stock options	35
Purchase of treasury stock	(106)

Net cash used in financing activities	(71)

Net decrease in cash and cash equivalents	(74)
Cash at cash equivalents at beginning of period	240

Cash at cash equivalents at end of period	$166

Year Ended December 31, 2007
(Restated)
Net income	$(939)
Amortization of debt discount & deferred financing fees	9,326
Deferred income tax benefit	(2,413)
Subsidiary earnings	(6,144)
Change in operating assets and liabilities	185

Net cash provided by operating activities	15

Proceeds from exercise of stock options	32
Purchase of treasury stock	(82)

Net cash used in financing activities	(50)

Net decrease in cash and cash equivalents	(35)
Cash at cash equivalents at beginning of period	275

Cash at cash equivalents at end of period	$240

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Restatement

(a) Background

In connection with the preparation of the consolidated financial statements of Holdings and Stanadyne for the fiscal year ended December 31, 2009, certain errors were identified that affected the Company’s reported results for the fiscal years ended December 31, 2004 through 2008 as well as the first three quarters of 2009 and 2008. The errors, which are more fully described in the Explanatory Note to this Annual Report on Form 10-K, Item 7 and Note 3 of our consolidated financial statements included in Item 8 of this Annual Report, related to the following:

•	The use of an incorrect base year index when calculating LIFO liquidation adjustments in 2006, 2007 and 2008.

•

The use of inaccurate participant information in the calculation of the curtailment gain associated with freezing benefits covered by our pension plan in 2007 and inaccurate surviving beneficiary information used to calculate our periodic pension expense in 2008.

•	The misclassification of our accrued pension liability and amounts recoverable from our worker’s compensation insurance carrier.

•	The failure to calculate and record the foreign currency translation effect related to goodwill associated with Stanadyne, SpA since 2004.

•	The use of an incorrect method to amortize deferred debt origination costs since 2004.

•	The recording of certain 2006 and 2007 sales in the incorrect year.

•

The use of an incorrect rate for calculating state deferred income taxes in connection with the Stanadyne purchase price allocation in 2004 and in subsequent periods for determining deferred income taxes.

•	The failure to record a valuation allowance on deferred income tax assets related to Stanadyne, SpA in 2007.

As a consequence of these errors, on April 15, 2010, the Audit Committee of the Board of Directors of each of Holdings and Stanadyne, in consultation with management, concluded that the Company would restate its consolidated financial statements for the years ended December 31, 2007 and December 31, 2008 and as of January 1, 2007 as well as the first three quarters of 2008 and 2009 in order to correctly present the Company’s financial results and correct the errors identified.

The consolidated financial statements included in Item 8 of this Annual Report have been restated to correct the identified errors.

(b) Evaluation of disclosure controls and procedures

Holdings

As of December 31, 2009, an evaluation of the effectiveness of the design and operation of Holdings’ disclosure controls and procedures was conducted by management under the supervision and with the participation of the President and Chief Financial Officer of Holdings. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the

Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and including that such information is accumulated and communicated to management, including the President and Chief Financial Officer of Holdings, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation and in connection therewith, the restatement of previously issued financial statements described above and the identification of a material weakness in internal control over financial reporting described below, the President and Chief Financial Officer of Holdings have concluded that Holdings’ disclosure controls and procedures were not effective as of December 31, 2009.

Stanadyne

As of December 31, 2009, an evaluation of the effectiveness of the design and operation of Stanadyne’s disclosure controls and procedures was conducted by management under the supervision and with the participation of the President and Chief Financial Officer of Stanadyne. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and including that such information is accumulated and communicated to management, including the President and Chief Financial Officer of Stanadyne, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation and in connection therewith, the restatement of previously issued financial statements described above and the identification of a material weakness in internal control over financial reporting described below, the President and Chief Financial Officer of Stanadyne have concluded that Stanadyne’s disclosure controls and procedures were not effective as of December 31, 2009.

(c) Management’s report on internal control over financial reporting

Holdings

Holdings’ management is responsible for establishing and maintaining effective internal control over financial reporting in order to provide reasonable assurance of the reliability of Holdings’ financial reporting and preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting involves policies and procedures that (i) require maintenance of records that in reasonable detail accurately reflect the Holdings’ financial transactions and disposition of assets; (ii) provide reasonable assurance that these transactions are recorded as required to support preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with appropriate authorization of management and the Board of Directors; and (iii) provide reasonable assurance for the prevention or timely detection of unauthorized use of the Holdings’ assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Holdings’ management assessed the effectiveness of its internal control over financial reporting as of December 31, 2009. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Holdings’ annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weakness described below, management concluded that internal control over financial reporting was not effective as of December 31, 2009.

Holdings did not maintain effective controls to ensure completeness, valuation and appropriate presentation and disclosure over certain accounts described below, which led to the misstatement of its financial statements and related financial disclosures for the years ended December 31, 2008 and 2007 and for the first three quarters of 2009 and 2008. Management has concluded that (a) the Company lacks sufficient accounting professionals with necessary knowledge, experience and training to adequately account for and perform adequate supervisory reviews of certain significant and primarily non-routine transactions and technical accounting matters and (b) the Company lacks adequate controls regarding training in the relevant accounting guidance, review, and documentation of certain complex, and primarily non-routine accounting transactions and review of required accounting disclosures. Collectively, these factors resulted in the misapplication of accounting principles primarily impacting several accounts including cost of goods sold, interest expense and income taxes as reported in our statements of operations and inventories, pension liabilities, deferred debt origination costs, certain components of OCI, goodwill and deferred income taxes as reported on our balance sheets. Because these control deficiencies could result in misstatements of the aforementioned accounts or other accounts not noted and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected, management has determined that these control deficiencies constitute a material weakness.

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

Stanadyne

Stanadyne’s management is responsible for establishing and maintaining effective internal control over financial reporting in order to provide reasonable assurance of the reliability of Stanadyne’s financial reporting and preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting involves policies and procedures that (i) require maintenance of records that in reasonable detail accurately reflect Stanadyne’s financial transactions and disposition of assets; (ii) provide reasonable assurance that these transactions are recorded as required to support preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only in accordance with appropriate authorization of management and the Board of Directors; (iii) provide reasonable assurance for the prevention or timely detection of unauthorized use of Stanadyne’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Stanadyne’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2009. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Stanadyne’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weakness described below, management concluded that internal control over financial reporting was not effective as of December 31, 2009.

Stanadyne did not maintain effective controls to ensure completeness, valuation and appropriate presentation and disclosure over certain accounts described below which led to the misstatement of its financial statements and related financial disclosures for the years ended December 31, 2008 and 2007 and for the first three quarters of 2009 and 2008. Management has concluded that (a) the Company lacks sufficient accounting professionals with necessary knowledge, experience and training to adequately account for and perform adequate supervisory reviews of certain significant and primarily non-routine transactions and technical accounting matters and (b) the Company lacks adequate controls regarding training in the relevant accounting guidance, review, and documentation of certain complex, primarily non-routine accounting transactions and review of required accounting disclosures. Collectively, these factors resulted in the misapplication of accounting principles primarily impacting several accounts including cost of goods sold, interest expense and income taxes as reported in our statements of operations and inventories, pension liabilities, deferred debt origination costs, certain components of OCI, goodwill and deferred income taxes as reported on our balance sheets. Because these control deficiencies could result in misstatements of the aforementioned accounts or other accounts not noted and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected, management has determined that these control deficiencies constitute a material weakness.

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

(d) Remediation plan

Holdings

As of December 31, 2009, Holdings had not remediated the material weakness. We have initiated the following action steps subsequent to December 31, 2009:

•

Filling our vacant Manager of Financial Reporting position with an accountant with the necessary knowledge, experience and expertise in U.S. GAAP with respect to significant non-routine transactions and technical accounting matters.

•	Implementing controls regarding the enhancement of detailed accounting policies, and updating those policies for new developments and accounting pronouncements.

•

Instituting periodic internal control and accounting training for our accounting department designed to ensure our accounting personnel further develops its knowledge, expertise and training in U.S. GAAP with respect to significant non-routine transactions and technical accounting matters.

•

Implementing and modifying controls to ensure that significant, complex and non-routine transactions are timely identified, researched, documented, reviewed and evaluated so that such transactions are properly recorded and disclosed in accordance with U.S. GAAP.

•

Identifying technical accounting and other assistance from third parties to supplement our accounting department when evaluating the proper accounting for significant and non-routine transactions and implementing a policy with respect to the engagement of such third parties.

Management is developing a detailed plan and timetable for the implementation of the foregoing remediation efforts and will monitor the implementation. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the Holdings’ internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

Stanadyne

As of December 31, 2009, Stanadyne had not remediated the material weakness. We have initiated the following action steps subsequent to December 31, 2009:

•

Filling our vacant Manager of Financial Reporting position with an accountant with the necessary knowledge, experience and expertise in U.S. GAAP with respect to significant non-routine transactions and technical accounting matters.

•	Implementing controls regarding the enhancement of detailed accounting policies, and updating those policies for new developments and accounting pronouncements.

•

Instituting periodic internal control and accounting training for our accounting department designed to ensure our accounting personnel further develops its knowledge, expertise and training in U.S. GAAP with respect to significant non-routine transactions and technical accounting matters.

•

Implementing and modifying controls to ensure that significant, complex and non-routine transactions are timely identified, researched, documented, reviewed and evaluated so that such transactions are properly recorded and disclosed in accordance with U.S. GAAP.

•

Identifying technical accounting and other assistance from third parties to supplement our accounting department when evaluating the proper accounting for significant and non-routine transactions and implementing a policy with respect to the engagement of such third parties.

Management is developing a detailed plan and timetable for the implementation of the foregoing remediation efforts and will monitor the implementation. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the Stanadyne’s internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

(e) Changes in internal control over financial reporting

There was no change in internal control over financial reporting that occurred during the fourth quarter that have materially affected, or is reasonably likely to affect, Holdings’ internal control over financial reporting.

There was no change in internal control over financial reporting that occurred during the fourth quarter that have materially affected, or is reasonably likely to affect, Stanadyne’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and age as of December 31, 2009 and position as of March 10, 2010 of each person who is a member of the Board of Directors or an executive officer of each of Holdings and Stanadyne. In connection with the Transactions, Holdings, Kohlberg and other stockholders of Holdings entered into the KSTA Holdings Stockholders Agreement, dated August 6, 2004 (the “Stockholders Agreement”) pursuant to which such persons were granted certain registration rights and participation rights. Pursuant to the Stockholders Agreement, Kohlberg has the right to elect the directors of Holdings. Consequently, Holdings does not have a nominating committee. All directors serve for the term for which they are elected or until their successors are duly elected and qualified or until death, retirement, resignation or removal. All directors of Holdings also serve as directors of Stanadyne. All directors, other than M. David Jones, are affiliated with Kohlberg & Company, L.L.C. and have been selected to be directors pursuant to the Stockholders Agreement based on their experience in serving as directors of other Kohlberg portfolio companies, many of which are manufacturing companies like Stanadyne, which we believe make them well qualified to serve as directors. Mr. Jones, President of Holdings and Chief Executive Officer of Stanadyne, brings over 40 years of experience in manufacturing and engine-related businesses which we believe make him well qualified to serve as a director of both companies.

Directors do not receive compensation for their services as directors, with the exception of Mr. Wiggins. Mr. Wiggins, as Chairman of the Board of Stanadyne, received $218,950 in annual salary in 2009 and $250,000 in each of 2008 and 2007, in addition to earning bonus amounts of $218,750 and $231,250 in 2008 and 2007, respectively. There was no bonus earned in 2009. Directors are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board of Directors or committees thereof. There are no family relationships between any director and executive officer.

STANADYNE HOLDINGS, INC.

Name	Age	Position
M. David Jones	62	President and Director (1)
Stephen S. Langin	51	Chief Financial Officer and Secretary
Samuel P. Frieder	45	Director (1), (2)
Seth H. Hollander	33	Director (3)
Christopher Lacovara	45	Director
James D. Wiggins	62	Director and Chairman of the Board(1)
Gordon H. Woodward	41	Director (1), (2), (3)

1.	Member of Executive Committee
2.	Member of Compensation Committee
3.	Member of Audit Committee

STANADYNE CORPORATION

Name	Age	Position
M. David Jones	62	President, Chief Executive Officer and Director (1)
Stephen S. Langin	51	Vice President, Chief Financial Officer and Secretary
Paul W. Hegwood, Jr.	52	Vice President, Operations
Jean S. McCarthy John A. Pinson	62 44	Vice President, Human Resources Vice President and Chief Technology Officer
Waqas Sherwani	40	Vice President, Global Sourcing
Joseph M. Vorih	42	Vice President, Global Sales and Marketing
Samuel P. Frieder	45	Director (1), (2)
Seth H. Hollander	33	Director (3)
Christopher Lacovara	45	Director
James D. Wiggins	62	Director and Chairman of the Board (1)
Gordon H. Woodward	41	Director (1), (2), (3)

(1)	Member of Executive Committee
(2)	Member of Compensation Committee
(3)	Member of Audit Committee

M. David Jones, President, Chief Executive Officer and Director of Stanadyne and President and Director of Holdings. Mr. Jones joined the Company on January 11, 2006 as President and Chief Executive Officer of Stanadyne and President of Holdings. He became director of each of Holdings and Stanadyne on February 24, 2006. Mr. Jones has served on the Executive Committees for both Holdings and Stanadyne since March 6, 2006. Prior to joining Stanadyne, he served as the Chairman and Chief Executive Officer of Wallace Computer Services, Inc. from 2000 to 2003. From 1970 to 2000, Mr. Jones was employed by Cummins Engine Company, Inc. where he held positions of increasing responsibility, culminating in a tenure as Vice President of the Filtration Group and President of Fleetguard/Nelson Inc. Mr. Jones holds a bachelor’s degree from Tennessee Technological University and an M.B.A. degree from Harvard University. As a result of these and other professional experiences, Mr. Jones possesses particular knowledge and experience in the engine components manufacturing industry, in developing globally specialty businesses, and technical knowledge that strengthen the Board’s collective qualifications, skills and experience.

Stephen S. Langin, Vice President, Chief Financial Officer and Corporate Secretary of Stanadyne and Chief Financial Officer and Corporate Secretary of Holdings. Mr. Langin joined Stanadyne in 1981 and held progressively more responsible positions in accounting until being named Corporate Controller in 1989. In 2001, Mr. Langin was promoted to his current positions with Stanadyne. Mr. Langin became the Chief Financial Officer and Secretary of Holdings on June 1, 2005. Mr. Langin is a Director of Stanadyne Amalgamations Private, Ltd., the Company’s majority owned joint venture in India and is a Director of Stanadyne Changshu Corporation, the Company’s wholly-owned subsidiary in China. Mr. Langin holds a B.S. in business administration and an M.B.A. degree from the University of Connecticut.

Paul W. Hegwood, Jr., Vice President, Operations. Vice President, Operations. Mr. Hegwood joined the Company on July 16, 2008. Mr. Hegwood is a Director of Stanadyne, S.p.A., the Company’s wholly-owned subsidiary in Italy. Prior to joining Stanadyne, Mr. Hegwood was the Manufacturing Director for Delphi Corporations, Automotive Holdings Division with responsibilities for eight Chassis Plants in the US, Canada, Mexico and India. He was Plant manager of the Delphi Kettering, Ohio Plant from 1998-2006. Mr. Hegwood holds an undergraduate degree in Mechanical Engineering from Kettering University, the former General Motors Institute, with a concentration in Electrical Engineering and an M.B.A. from the University of Michigan. In addition, Mr. Hegwood has a Greenbelt in Six Sigma and is a Shainan Certified Top 5 Manager in Problem Solving.

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

John A. Pinson, Vice President and Chief Technology Officer. Prior to joining Stanadyne in September 2009, Mr. Pinson served as Vice President, Diesel and Large Engines as well as Acting Vice President, Business Development and Marketing for Ricardo. Prior to joining Ricardo, Mr. Pinson spent 14 years with General Motors where he worked in a variety of positions of increasing responsibility within the R&D and Powertrain organizations including the FIAT-GM Powertrain joint venture in Turin, Italy. Mr. Pinson holds both a B.S. and M.S. in Mechanical Engineering from Clemson University and a Ph.D. in Mechanical Engineering, with a focus on diesel combustion technology, from Pennsylvania State University. Mr. Pinson also holds an M.B.A. from the University of Michigan.

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

Seth H. Hollander, Director. Mr. Hollander has served as director of Holdings and Stanadyne since January 22, 2007 and as a member of each Company’s Audit Committee since July 2009. Mr. Hollander is a Partner of Kohlberg & Company, L.L.C., which he joined in 2001. He is a member of the board of directors of AGY Holding Corporation, Centerplate, Inc., Central Parking Corporation, Concrete Technologies Worldwide, Inc., The Hoffmaster Group, Inc., Nielsen & Bainbridge, Inc. and Packaging Dynamics Corporation. Mr. Hollander received a B.B.A. from University of Michigan, Ann Arbor. As a result of these professional experiences, Mr. Hollander possesses particular knowledge and experience in corporate finance, accounting, strategic planning, business evaluation and oversight and financial analysis that strengthen the Board’s collective qualifications, skills and experience.

Samuel P. Frieder, Director. Mr. Frieder has served as a director of Holdings and Stanadyne since August 6, 2004. He has served as Chairman of both the Executive and Compensation Committees for Holdings and Stanadyne since January 24, 2005. Mr. Frieder is a Co-Managing Partner of Kohlberg & Company, L.L.C., which he joined in 1989. He is a member of the board of directors of AGY Holding Corporation, Bauer Hockey, BioScrip, Inc., Centerplate, Inc., Central Parking Corporation, Concrete Technologies Worldwide, Inc., Critical Homecare Solutions, Inc., The Hoffmaster Group, Inc., Katy Industries, Inc., Kohlberg Capital Corporation, Niagara Corporation, Nielsen & Bainbridge, Inc., Packaging Dynamics Corporation, Pittsburgh Glassworks LLC, SVP Holdings, Ltd., Trico Products Corporation, and United States Infrastructure Corporation. Mr. Frieder received an A.B. from Harvard College. As a result of these professional experiences, Mr. Frieder possesses particular knowledge and experience in corporate finance, corporate governance, corporate and business development, business evaluation and oversight and financial analysis that strengthen the Board’s collective qualifications, skills and experience.

Christopher Lacovara, Director. Mr. Lacovara has served as a director of Holdings and Stanadyne since August 6, 2004. Mr. Lacovara is a Co-Managing Partner of Kohlberg & Company, L.L.C., which he joined in 1988. He is a member of the board of directors of AGY Holding Corporation, Bauer Hockey, Centerplate, Inc., Central Parking Corporation, Concrete Technologies Worldwide, Inc., Critical Homecare Solutions, Inc., The Hoffmaster Group, Inc., Katy Industries, Inc., Niagara Corporation, Nielsen & Bainbridge, Inc., Packaging Dynamics Corporation, Pittsburgh Glassworks LLC, SVP Holdings, Ltd., Trico Products Corporation and United States Infrastructure Corporation. He is also chairman of the board of directors of Kohlberg Capital Corporation. Mr. Lacovara received an A.B. from Harvard College, a B.E.E.S. from Hofstra University and an M.S. from Columbia University. As a result of these professional experiences, Mr. Lacovara possesses particular knowledge and experience in corporate finance, corporate governance, strategic planning, business evaluation and oversight and financial analysis that strengthen the Board’s collective qualifications, skills and experience.

James D. Wiggins, Director and Chairman of the Board. Mr. Wiggins has served as a director and Chairman of the Board of Holdings and Stanadyne since August 6, 2004. He has served on the Executive Committees for both Holdings and Stanadyne since January 24, 2005. Mr. Wiggins is a Principal of Kohlberg & Company, L.L.C., which he joined in 2002. He also is currently Chairman and Chief Executive Officer of Pittsburgh Glass Works L.L.C., and Executive Chairman and director of Trico Products, Inc., both Kohlberg portfolio companies. Mr. Wiggins was previously Chairman and CEO of Holley Performance Products, Inc. from 2002 to 2007. Prior to joining Kohlberg & Company, Mr. Wiggins was President and Chief Executive Officer of the Gates Group of Companies, a subsidiary of Tomkins PLC, which acquired Schrader-Bridgeport International, Inc. from Kohlberg & Company in 1998. Mr. Wiggins received a B.S.M.E. from Lawrence Technological University and an M.B.A. from Ball State University. As a result of these and other professional experiences, Mr. Wiggins possesses particular knowledge and experience in the engine components manufacturing industry, in developing globally specialty businesses, and technical knowledge that strengthen the Board’s collective qualifications, skills and experience.

Gordon H. Woodward, Director. Mr. Woodward has served as a director of Holdings and Stanadyne since August 6, 2004. Since 2005, Mr. Woodward has served as Chairman of the Audit Committees for both Holdings and Stanadyne and has served on both the Executive and Compensation Committees since January 24, 2005. Mr. Woodward is a Partner of Kohlberg & Company, L.L.C., which he joined in 1996. He is a member of the board of directors of BioScrip, Inc., Centerplate, Inc., Central Parking Corporation, Critical Homecare Solutions, Inc., The Hoffmaster Group, Inc., Nielsen & Bainbridge, Inc., Packaging Dynamics Corporation and United States Infrastructure Corporation. Mr. Woodward received an A.B. from Harvard College. As a result of these professional experiences, Mr. Woodward possesses particular knowledge and experience in corporate finance, corporate governance, strategic planning, business evaluation and oversight and financial analysis that strengthen the Board’s collective qualifications, skills and experience.

AUDIT COMMITTEE FINANCIAL EXPERT

The audit committees for Holdings and Stanadyne consist of the same directors and serve the same function in both companies. The duties and responsibilities of the audit committees include the engagement and termination of the companies’ independent registered public accounting firm, otherwise overseeing the independent auditor relationship, reviewing significant accounting policies and internal controls and reporting its findings to the full board of directors. Mr. Woodward is Chairman of the Audit Committees. Mr. Hollander joined the Audit Committees in July 2009. The Board of Directors of each of Holdings and Stanadyne has determined that Mr. Hollander has the attributes of an “audit committee financial expert” pursuant to the regulations of the SEC. However, Mr. Hollander may not be considered “independent” pursuant to the listing standards of the Nasdaq Stock Market, if the Holdings’ or Stanadyne’s securities were so listed (which they are not), as he is an employee of the majority stockholder of Holdings. Security holders should understand that this designation is a disclosure requirement of the SEC relating to Mr. Hollander’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. Hollander any duties, obligations or liabilities that are greater than are generally imposed on him as a member of the Audit Committees and Boards of Directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committees or Boards of Directors.

CODE OF ETHICS

All of the Company’s employees and directors are subject to the terms of its formal Business Ethics Policy and Foreign Corrupt Practices Compliance Policy (the “Policies”). These Policies define in addition to other issues, the legal, moral and ethical guidelines which all employees, including executive officers, are required to follow in the discharge of their duties and responsibilities. Although the Company is not subject to the listing requirements for equity issuers which would require having a code of ethics, the Policies constitute a code of ethics within the guidelines set forth in Regulation S-K Item 406. A copy of the Policies may be obtained by contacting the Company’s Chief Financial Officer by mail at 92 Deerfield Road, Windsor, CT 06095 or by telephone at (860) 525-0821.

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

As of December 31, 2004, a total of 14,740,000 options to purchase Holdings common stock were granted under the Option Plan to certain members of management and 25,000 options were granted to one Director, Mr. Wier, of which 18,750 expired upon his retirement as a Director in July 2009. In 2006, Mr. Jones was awarded 3,500,000 stock options as part of his employment agreement. In 2008 and 2006, Mr. Vorih was awarded 150,000 and 250,000 stock options, respectively. Also in 2008, Mr. Hegwood was hired as the Company’s Vice President, Operations and was awarded 400,000 stock options. There were no stock options awarded to the Named Executive Officers in 2009.

To further encourage pay for performance, vesting of the option awards each year is dependent upon achieving targeted levels of earnings expressed as EBITDA and defined in the Option Plan. Subject to the terms of the Option Plan, 25% of the options granted in 2004 vested upon completion of the audit of the Company’s financial results for the year ended December 31, 2004. Based on the financial results for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, no additional options vested.

There were no stock options exercised by the Named Executive Officers during the twelve months ended December 31, 2009.

Retirement Benefits – Our executive officers are eligible to participate in retirement plans available to all of our eligible employees, including the tax-qualified and non-qualified defined benefit plans, as well as a tax-qualified 401(k) plan.

Pension benefits are provided to the named executive officers under the terms of the Stanadyne Corporation Pension Plan (“Pension Plan”) and the Stanadyne Corporation Supplemental Retirement Plan (“SERP”), both defined benefit plans. The Pension Plan provides benefits up to the maximum allowable annual compensation limits as defined by IRS regulations, and the SERP calculates benefits that are earned in excess of those earned under the Pension Plan. Both plans are described in more detail later in this section.

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

•

Cash Allowance – Executives are provided an annual amount of $6,000 to allow them to engage assistance for financial planning, join community-based organizations to foster the Company image, or encourage a health-conscious lifestyle through wellness programs.

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

In the first quarter of 2009, our Chief Executive Officer, Mr. Jones, provided recommendations to the Compensation Committee for reductions in base salaries for all of the Named Executive Officers ranging from 10% to 15%. These salary reductions were part of the Company-wide cost reduction actions taken in reaction to the negative pressure on earnings in 2009 due to the global economic recession. In the fourth quarter of 2009, Mr. Jones recommended further cost reductions through a reorganization of the executive team resulting in a reduction in the number of Vice Presidents from seven to six. In October, Mr. Jones recommended that the Company employ John Pinson as Vice President & Chief Technology Officer to fill the vacancy left by William W. Kelly who retired in March, 2009. The Compensation Committee evaluated and approved all of these recommendations and, in response to the depressed levels of business, reduced Mr. Jones’ base salary by 15% effective March 1, 2009.

In 2008, Mr. Jones provided recommendations to the Compensation Committee for base salary increases for each of the Named Executive Officers ranging from 3% to 9% based on his evaluation of the performance of each and their existing base salary relative to the marketplace. In July 2008, Mr. Jones recommended the Company employ Paul W. Hegwood, Jr. as Vice President, Operations. Mr. Jones also recommended the promotion of Joseph M. Vorih to Vice President, Global Sales and Marketing. The Compensation Committee evaluated and approved these recommendations. At the same time, the Compensation Committee evaluated Mr. Jones’ base salary and approved an increase of 7.0%, from $500,000 to $535,000 per year.

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

COMPENSATION COMMITTEE REPORT

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Boards of Directors of Holdings and Stanadyne that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2009.

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

Compensation Committee Interlocks and Insider Participation

All members of the Compensation Committee during fiscal year 2009 were independent directors, and no member was an employee or former employee. No Compensation Committee member had any relationship requiring disclosure under the section titled “Certain Relationships Related Transactions and Director Independence” in this Form 10-K. During fiscal year 2009, none of our executive officers served on the Compensation Committee (or its equivalent) or board of directors of another entity whose executive officer served on our Compensation Committee.

In 2009, M. David Jones served as President of Holdings, and Stephen S. Langin served as Chief Financial Officer of Holdings. Neither Mr. Jones nor Mr. Langin received any compensation from Holdings for serving in those positions. The compensation of executive officers of Stanadyne is determined by the Compensation Committee of Stanadyne and, with respect to the grant of any stock options of Holdings, by the Compensation Committee of Holdings. The following table sets forth information concerning the Chief Executive Officer, the Chief Financial Officer and the three other most highly compensated executive officers of Stanadyne (the “Named Executive Officers”) for services rendered in fiscal years 2009, 2008 and 2007.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(2)	All Other Comp- ensation ($)(3)	Total ($)

M. David Jones (President, Chief Executive Officer and Director)	2009	468,125	0				43,293	511,418
	2008	517,500	452,813	—		—	41,959	1,012,272
	2007	462,500	427,812	—		8,337	45,298	943,947
Stephen S. Langin (Vice President, Chief Financial Officer and Secretary)	2009	261,250	0	—		—	36,091	297,341
	2008	277,500	242,813	—		—	38,917	559,230
	2007	262,500	242,812	—		22,605	41,854	569,771

Paul W. Hegwood, Jr. (Vice President, Operations)	2009	210,833	0	—		—	45,000	255,833
	2008	105,417	59,956	112,000	(1)	—	56,770	334,143
	2007	—	—	—		—	—	—

Jean S. McCarthy (Vice President, Human Resources)	2009	189,750	0	—		—	41,612	231,362
	2008	204,000	178,500	—		—	44,380	426,880
	2007	196,500	181,763	—		2,487	47,024	427,774

Joseph M. Vorih (Vice President, Global Sales & Marketing)	2009	238,233	0			—	38,403	276,636
	2008	239,750	163,858	42,270	(1)	—	41,319	487,197
	2007	222,500	133,778	—		2,074	40,998	399,350

(1)	The valuation assumptions are those set forth in Notes 2 and 16 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.
(2)	Amounts shown are changes in pension value as there are no deferred compensation earnings.
(3)	All Other Compensation amounts included in this table are described for each individual as follows:

(a)	2009 Comments – Mr. Jones received various amounts under the Company’s executive benefit plan that included $6,000 annual cash allowance, $9,097 automobile allowance and amounts paid for term life insurance, disability insurance, reimbursement of health care costs, and long-term care insurance of $3,000, $9,560, 3,593 and $3,468, respectively. Mr. Jones received $8,575 as the maximum amount in annual Company 401(k) matching contributions.

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

(b)	2009 Comments – Mr. Langin received amounts under the Company’s executive benefit plan that included a $6,000 cash allowance, $1,850 automobile allowance and amounts paid for variable annuity life insurance, disability insurance, reimbursement of health care costs, and long-term care insurance of $14,303, $2,535, $673 and $1,808, respectively. Mr. Langin received $8,575 in annual Company 401(k) matching contributions as well as $347 reimbursement of annual premium on personal umbrella liability insurance.

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

(c)	2009 Comments – Mr. Hegwood received $18,279 in other compensation in 2009 to offset his increased income tax liability created by reimbursement of his temporary living and relocation costs to establish residence at the Company headquarters in Connecticut. Mr. Hegwood also received various amounts under the Company’s executive benefit plan that included a $6,000 cash allowance and $9,600 automobile allowance and $5,630 reimbursement of health care costs. Mr. Hegwood received $5,491 in annual Company 401(k) matching contributions.

2008 Comments – Mr. Hegwood received $40,588 in other compensation in 2008 to offset his increased income tax liability created by reimbursement of his temporary living and relocation costs to establish residence at the Company headquarters in Connecticut. Mr. Hegwood also received various amounts under the Company’s executive benefit plan that included a $6,000 cash allowance, $4,000 automobile allowance and $2,937 reimbursement of health care costs. Mr. Hegwood received $2,937 in annual Company 401(k) matching contributions.

(d)	2009 Comments – Ms. McCarthy received various amounts under the Company’s executive benefit plan that included a $6,000 cash allowance, $9,600 automobile allowance and amounts paid for variable annuity life insurance, disability insurance, reimbursement of health care costs, and long-term care insurance of $15,975, $2,698, $4,445 and $2,302, respectively. Ms. McCarthy received $592 reimbursement of annual premium on personal umbrella liability insurance.

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

(e)	2009 Comments – Mr. Vorih received various amounts under the Company’s executive benefit plan that included a $6,000 cash allowance, $9,600 automobile allowance and amounts paid for variable annuity life insurance, disability insurance, and long-term care insurance of $10,208, $2,782, and $1,692, respectively. Mr. Vorih received $8,121 in annual Company 401(k) matching contributions.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
M. David Jones	875,000	2,625,000	2,625,000	$0.47	1/19/2016
Stephen S. Langin	250,000	750,000	750,000	$0.47	9/30/2014
Paul W. Hegwood, Jr.	—	400,000	400,000	$1.05	12/3/2018
Jean S. McCarthy	37,500	112,500	112,500	$0.47	9/30/2014
	—	100,000	100,000	$0.67	9/18/2015
Joseph M. Vorih	—	250,000	250,000	$0.64	10/2/2016
		150,000	150,000	$1.05	12/3/2018

Stock options in the above table are subject to the terms and conditions of the Stanadyne Holdings, Inc. 2004 Equity Incentive Plan (“Option Plan”). The stock option awards vest in equal portions over the four calendar years following the grant date. Vesting is contingent upon achieving a targeted level of EBITDA as defined by the Option Plan in each calendar year. Options awarded in 2004 and options awarded to Mr. Jones have vested at 25% of the number granted, based on achievement of the Target EBITDA for the calendar year 2004. Target EBITDA was not achieved in calendar years 2005, 2006, 2007, 2008, or 2009 and consequently no additional vesting has taken place.

No options were exercised by the named executive officers in 2009.

The Company provides retirement benefits to the named executive officers through a defined benefit pension plan and a defined contribution 401(k) plan.

Name	Plan Name	Number of Years Credits Service (#)	Present Value of Accumulated Benefit ($)		Payments During Last Fiscal Year ($)
M. David Jones	Stanadyne Corporation Pension Plan Stanadyne Corporation Supplemental Retirement Plan	1.583 1.583	$ $	64,412 83,732	0 0
Stephen S. Langin	Stanadyne Corporation Pension Plan Stanadyne Corporation Supplemental Retirement Plan	26.333 26.333	$ $	384,636 215,993	0 0
Paul W. Hegwood, Jr.	Stanadyne Corporation Pension Plan			N/A	0
Jean S. McCarthy	Stanadyne Corporation Pension Plan Stanadyne Corporation Supplemental Retirement Plan	7.166 7.166	$ $	217,917 50,734	0 0
Joseph M. Vorih	Stanadyne Corporation Pension Plan	1.583		$12,153	0

Pension benefits are provided to the named executive officers under the terms of the Stanadyne Corporation Pension Plan (“Pension Plan”) and the Stanadyne Corporation Supplemental Retirement Plan (“SERP”), both defined benefit plans. The Pension Plan provides benefits up to the maximum allowable annual compensation limits as defined by IRS regulations. The SERP calculates benefits that are earned in excess of those earned under the Pension Plan. Amounts provided in the above table have been calculated using the same actuarial assumptions used for the pension liability valuation described in Note 12 to Consolidated Financial Statements contained in Item 8 of this Report. Individual benefits are assumed to be payable at a normal retirement age of 65 and are determined using a discount rate of 6.00% for the qualified Pension Plan and 5.75% for the SERP Plan, as well as applying the RP-2000 Annuity Mortality table, sex distinct. The terms of the Pension Plan and the SERP provide for early retirement after 10 years of company service at a reduced benefit of 6% for every year before normal retirement age of 65. A more complete description of these pension plans follows.

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

For purposes of the Pension Plan, compensation used in the determination of Final Average Compensation includes total earnings received for personal services to the Company. The total compensation that can be considered for any purpose under the Pension Plan is limited to $245,000 for 2009, $230,000 for 2008 and $225,000 for 2007 pursuant to requirements imposed by the Internal Revenue Code of 1986, as amended (the “Code”), as amended by the Economic Growth and Tax Relief Reconciliation Act (“EGTRRA”) for prior years as well as for future years. However, the pension plan was frozen March 31, 2007. Therefore, no earnings past that date are considered in calculating the final average compensation. The Code also places certain other limitations on the annual benefits that may be paid under the Pension Plan.

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

401(k) Plan

The Company sponsors a savings plan which is intended to be qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. All regular U.S. employees are eligible to participate in the Stanadyne Corporation Savings Plus Plan (the “401(k) Plan”).

Effective April 1, 2007, Stanadyne amended the 401(k) Plan to: (i) substantially increase Stanadyne’s matching contribution to 100% of employee pre-tax contributions on the first 1% of compensation and 50% of employee pre-tax contributions on the next 5% of compensation so that if an employee contributes 6% of compensation, the Stanadyne match would total 3.5% of that employee’s compensation; and (ii) provide for automatic enrollment at 3% of compensation for all new employees and all current employees who are not then contributing 3% or more of compensation. The Company suspended company matching contributions to the 401(k) Plan in May, 2009 due to depressed economic conditions brought about by the global recession.

2009 DIRECTOR COMPENSATION

Name	Fees Earned of Paid in Cash ($)	Non-Equity Incentive Plan Compensation ($)	Total ($)
James A. Wier	$12,500	$0	$12,500
James D. Wiggins	$218,950	$218,750	$437,700

Mr. Wiggins serves as the Chairman of the Board and receives an annual fee of $250,000, which was reduced to $218,950 in 2009 as part of the Company-wide cost reduction measures taken in response to the global recession. He also received incentive compensation of $218,750 in 2009 under the Company’s EIP bonus plan. Mr. Wier, prior to his retirement in July, 2009, was paid a fee of $12,500 for his service on the boards of directors of Holdings and Stanadyne. No other directors of Holdings or Stanadyne receive compensation for their service, but the Company does reimburse all directors for their reasonable out-of-pocket expenses for attending board and committee meetings.

EMPLOYMENT AGREEMENTS

M. David Jones

Pursuant to an employment agreement with Stanadyne dated January 10, 2006, Mr. Jones served as President and Chief Executive Officer during 2009 at a base salary of $535,000 (which was reduced to $468,125 in 2009 as part of the Company-wide cost reduction actions taken in response to the global recession) and other benefits including an annual performance bonus opportunity of 100% of base salary. His base salary is subject to increase in an amount and frequency as determined by the Board.

Mr. Jones’ employment agreement is effective until his termination of employment due to death, disability, for cause, as defined in the agreement, or without cause upon written notice from the Executive Committee of the Board. Mr. Jones may terminate the agreement for “Good Reason,” which includes, among other circumstances, when the executive is assigned duties inconsistent with, or is subject to any other action by Stanadyne that results in a diminution of, his position, authority, duties or responsibilities. If employment is terminated without cause or for Good Reason, the Company shall pay to Mr. Jones for a period of eighteen months following the date of termination, his base salary at the rate in effect at the date of termination and the cost of participation in the Company’s group health benefit plans. Based on Mr. Jones’ salary and benefits for 2009, these amounts would equal $682,125 and $11,581, respectively.

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

Stanadyne is authorized by its Certificate of Incorporation to issue 10,000 shares of common stock, par value $.01 per share (“Stanadyne Common Stock”). Holdings indirectly owns all of the issued and outstanding 1,000 shares of Stanadyne Common Stock. Holdings is authorized by its Certificate of Incorporation to issue 150,000,000 shares of common stock, par value $.01 per share (“Holdings Common Stock”), of which 105,815,081 shares were outstanding on December 31, 2009. A group of investors led by Kohlberg and management of the Company own substantially all of Holdings Common Stock. Holdings created the Option Plan, which provides for the grant of non-qualified stock options to certain key employees and/or directors of the Company.

As of December 31, 2009, there were 33 holders of record of shares of Holdings Common Stock. The following table sets forth certain information regarding beneficial ownership of Holdings Common Stock as of December 31, 2009, assuming the exercise of stock options exercisable within 60 days of such date by (i) each person who is known by Holdings to be the beneficial owner of more than 5% of Holdings Common Stock, (ii) each of the Company’s directors and the Named Executive Officers in the Summary Compensation Table and (iii) all directors and executive officers as a group. To the knowledge of the Company, each stockholder has sole voting and investment power as to the shares of Holdings Common Stock shown unless otherwise noted.

Name	Shares (1)	Percentage
Kohlberg Funds (2) c/o Kohlberg Management IV, L.L.C. 111 Radio Circle Mount Kisco, NY 10549	60,000,001	56.6
Co-Investment Partners, L.P c/o Lexington Partners, Inc. 660 Madison Avenue New York, NY 10021	20,000,000	18.9
James D. Wiggins (3)(4)	1,700,000	1.6
Samuel P. Frieder (3)	0	*
Seth H. Hollander (3)	0	*
Christopher Lacovara (3)	0	*
Gordon H. Woodward (3)	0	*
M. David Jones (5)	1,675,000	1.6
Stephen S. Langin (6)	650,000	*
Paul W. Hegwood, Jr.	0	*
Jean S. McCarthy (7)	37,500	*
Joseph M. Vorih	0	*
All executive officers and directors as a group (12 persons) (8)	4,062,500	3.8

*	Represents less than 1%
(1)	Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities and Exchange Commission. In computing the number of shares of Holdings Common Stock beneficially owned by a person and the percentage of beneficial ownership of that person, shares of Holdings Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of December 31, 2009 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of each other person. The persons named in this table have sole voting and investment power with respect to all shares of Holdings Common Stock shown as beneficially owned by them, subject to community property laws where applicable, unless otherwise noted.

(2)	Consists of Kohlberg Investors IV, L.P. with 19,553,524 shares, Kohlberg TE Investors IV, L.P. with 23,482,259 shares, Kohlberg Offshore Investors IV, L.P. with 1,788,613 shares, and Kohlberg Partners IV, L.P. with 15,175,605 shares.
(3)	Each of Messrs. Wiggins, Frieder, Hollander, Lacovara, and Woodward are members of Kohlberg Management IV, L.L.C., which is the sole general partner of each of Kohlberg Investors IV, L.P., Kohlberg TE Investors IV, L.P., Kohlberg Offshore Investors IV, L.P., and Kohlberg Partners IV, L.P. Accordingly each of such directors may be deemed to beneficially own the 60,000,001 shares held by the Kohlberg Funds, although each disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.
(4)	Includes 1,200,000 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2009.
(5)	Includes 875,000 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2009.
(6)	Includes 250,000 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2009.
(7)	Consists entirely of shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2009.
(8)	Includes 2,362,500 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2009.

Stanadyne does not have any compensation plans under which its equity securities are authorized for issuance.

The following table sets forth information regarding Holdings’ Option Plan as of December 31, 2009. Holdings’ stockholder-approved Option Plan is described further in Note 16 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	12,928,750	(1)	$0.53	2,366,170
Equity compensation plans not approved by security holders	None		Not applicable	Not applicable
Total	12,928,750	(1)	$0.53	2,366,170

(1)	Consists of 3,071,250 vested outstanding exercisable options and 9,857,500 unvested outstanding options.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

However, the directors serving on the audit committee, namely Gordon Woodward and Seth Hollander, may not be considered independent based on the more stringent independence standards of the Nasdaq Stock Market applicable to directors serving on audit committees since each of the audit committee members is a member of the management of the controlling stockholder of the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PricewaterhouseCoopers LLP, and its affiliates (“PwC”), and Deloitte & Touche LLP, and its affiliates (“Deloitte”), the Company’s independent registered public accounting firm and principal accountant for the fiscal years ended December 31, 2009 and December 31, 2008, respectively, billed the fees set forth below (in thousands).

	Year Ended December 31, 2009	Year Ended December 31, 2008
PwC
Audit Fees (1)	$1,182	$—
Audit-Related Fees (2)	169	—
Tax Fees	—	—
All Other Fees (4)	—	—

Total Fees	$1,351	$—
Deloitte
Audit Fees (1)	$—	$457
Audit-Related Fees	—	—
Tax Fees (3)	147	183
All Other Fees (4)	435	—

Total Fees	$582	$640

(1)	Audit Fees billed by Deloitte in the fiscal year ended December 31, 2008 represented fees billed by Deloitte for the following services: the audit of the Company’s annual financial statements, reviews of the Company’s quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings. Audit fees billed by PwC in the fiscal year ended December 31, 2009 represented fees billed by the Companies’ independent registered public accounting firm and principal accountant for the following services: the audit of the Companies’ annual financial statements for the years ended December 31, 2009, 2008 and 2007 and retrospective reviews of the Companies’ quarterly financial statements for 2009 and 2008.
(2)	The Company did not incur any “Audit-Related Fees” in the fiscal year ended December 31, 2008. In 2009, audit-related fees billed by PwC represented fees related to the review of the Companies’ filings of Form 8-K and to the review of the Company’s correspondence with the SEC.
(3)	Tax Fees billed for 2009 and 2008 represent fees for the tax services related to the federal and state tax filings.
(4)	The Company did not incur any “All Other Fees” in the fiscal years ended December 31, 2008 and 2009 with PwC. All Other Fees for 2009 were for reviews of quarterly financial results by Deloitte.

Audit Committee Pre-Approval Process, Policies and Procedures

The audit committees for Holdings and Stanadyne consist of the same directors and serve the same function in both companies. The Audit Committees have the ultimate authority and responsibility to select, evaluate and, where appropriate, replace the independent auditor. The Company’s management is responsible for preparing the Company’s financial statements. The independent auditors are responsible for auditing those financial statements. The Audit Committee is responsible for approving the Company’s financial statements.

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

Neither Holdings nor Stanadyne is required by the applicable accounting regulations of the Securities and Exchange Commission to provide any financial statement schedules. The Financial Statements and the Notes thereto contain the required information.

3.	Exhibits:

EXHIBIT NUMBER	DESCRIPTION

2.1	Stock Purchase Agreement among KSTA Acquisition, LLC and The Sellers listed on attached A thereto dated June 23, 2004 (filed as Exhibit 10.17 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2004, filed August 13, 2004). (1)

2.2	Asset Purchase Agreement dated as of June 30, 2006 by and among Defiance, Inc., Precision Engine Products Corp. and Stanadyne Corporation (filed as Exhibit 10.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2006, filed August 14, 2006). (1)

2.2.1	Amendment dated July 31, 2006 to the Asset Purchase Agreement dated as of June 30, 2006 by and among Defiance, Inc., Precision Engine Products Corp. and Stanadyne Corporation (filed as Exhibit 10.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2006, filed August 14, 2006). (1)

3.1.1	Amended and Restated Certificate of Incorporation of Stanadyne Corporation (filed as Exhibit 3.1 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

3.1.2	Certificate of Amendment of Certificate of Incorporation (filed as Exhibit 3.1.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2001, filed November 13, 2001). (1)

3.2	Amended and Restated By-laws of Stanadyne Corporation (filed as Exhibit 3.2 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

3.3.1	Amended and Restated Certificate of Incorporation of Stanadyne Holdings, Inc. (filed as Exhibit 3.1.1 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

3.3.2	Certificate of Amendment of Certificate of Incorporation of Stanadyne Holdings, Inc. (filed as Exhibit 3.1.2 to Registration Form S-4 Statement of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

3.4	Amended and Restated By-laws of Stanadyne Holdings, Inc. (filed as Exhibit 3.2 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

4.1	Indenture dated as of August 6, 2004, among KSTA Acquisition, LLC to be merged with and into Stanadyne Corporation, Precision Engine Products Corp., and The Bank of New York, Trustee (field as Exhibit 4.6.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

4.2	Exchange and Registration Rights Agreement dated as of August 6, 2004 by and among KSTA Acquisition, LLC, Stanadyne Corporation, Precision Engine Products Corp., and Goldman, Sachs & Co. (filed as Exhibit 4.6.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

4.3	Form of Exchange Note (filed as an exhibit to the Indenture relating to the notes—see Exhibit 4.1). (1)

4.4.1	Credit and Guaranty Agreement dated as of August 6, 2004 among Stanadyne Corporation, as Borrower, Stanadyne Automotive Holding Corp. and Certain Subsidiaries of Stanadyne Corporation, as Guarantors, Various Lenders, and Goldman Sachs Credit Partners L.P., as Sole Lead Arranger, Sole Bookrunner, Syndication Agent, Administrative Agent and Collateral Agent (filed as Exhibit 4.4.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

4.4.2	Pledge and Security Agreement dated as of August 6, 2004 between each of Stanadyne Corporation, Stanadyne Automotive Holdings Corp., and Precision Engine Products Corp. and Goldman Sachs Credit Partners L.P. as the Term Collateral Agent (filed as Exhibit 4.4.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

4.4.3	First Amendment dated July 31, 2006, to Credit and Guaranty Agreement dated as of August 6, 2004 among Stanadyne Corporation, as Borrower, Stanadyne Automotive Holding Corp. and Certain Subsidiaries of Stanadyne Corporation, as Guarantors, Various Lenders, and Goldman Sachs Credit Partners L.P., as Sole Lead Arranger, Sole Bookrunner, Syndication Agent, Administrative Agent and Collateral Agent (filed as Exhibit 99.1 to Current Report on Form 8-K of Stanadyne Corporation dated July 31, 2006 and filed August 4, 2006). (1)

4.5.1	Revolving Credit and Guaranty Agreement dated as of August 6, 2004 among Stanadyne Corporation, as Borrower, Stanadyne Automotive Holding Corp. and Certain Subsidiaries of Stanadyne Corporation, as Guarantors, Various Lenders, Goldman Sachs Credit Partners L.P., as sole Lead Arranger, Sole Bookrunner and Syndication Agent, The CIT Group/Business Credit Inc., as Administration Agent and Collateral Agent, Antares Capital Corporation as Co-Documentation Agent, and Lasalle Bank National Association, as Co-Documentation Agent (filed as Exhibit 4.5.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

4.5.2	Pledge and Security Agreement dated as of August 6, 2004 between each of Stanadyne Corporation, Stanadyne Automotive Holdings Corp., and Precision Engine Products Corp. and The CIT Group/Business Credit, Inc. as the Revolving Collateral Agent (filed as Exhibit 4.5.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

4.5.3	Second Amendment dated July 31, 2006, to Revolving Credit and Guaranty Agreement dated as of August 6, 2004 among Stanadyne Corporation, as Borrower, Stanadyne Automotive Holding Corp. and Certain Subsidiaries of Stanadyne Corporation, as Guarantors, Various Lenders, Goldman Sachs Credit Partners L.P., as sole Lead Arranger, Sole Bookrunner and Syndication Agent, The CIT Group/Business Credit Inc., as Administration Agent and Collateral Agent, Antares Capital Corporation, as Co-Documentation Agent, and LaSalle Bank National Association, as Co-Documentation Agent (filed as Exhibit 99.2 to Current Report on Form 8-K of Stanadyne Corporation dated July 31, 2006 and filed August 4, 2006). (1)

4.6	Indenture dated as of December 20, 2004, between Stanadyne Holdings, Inc. and The Bank of New York, Trustee (filed as Exhibit 4.1 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

4.7	Exchange and Registration Rights Agreement dated as of December 20, 2004 by and between Stanadyne Holdings, Inc. and Goldman, Sachs & Co. (filed as Exhibit 4.2 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

4.8	Form of Exchange Note (filed as Exhibit 4.3 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

4.9.1	Credit Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower, the Lenders that are signatories thereto, and Wells Fargo Foothill, LLC, as the Arranger and Administrative Agent (filed as Exhibit 10.1.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.9.2	General Continuing Guaranty dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.9.3	Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.3 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.9.4	Copyright Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.4 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.9.5	Patent Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.5 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.9.6	Trademark Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.6 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.10.1	EXIM Guarantied Credit Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower, the Lenders that are signatories thereto, and Wells Fargo Foothill, LLC, as the Arranger and Administrative Agent (filed as Exhibit 10.2.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.10.2	Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement by and among Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Lender (filed as Exhibit 10.2.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

10.1 *	Stanadyne Holdings, Inc., 2004 Equity Incentive Plan (filed as Exhibit 10.19 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

10.2 *	Stanadyne Corporation Pension Plan effective January 1, 2002 amended and restated (filed as Exhibit 10.5.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 2002, filed May 14, 2002). (1)

10.2.1*	Seventh Amendment to the Stanadyne Corporation Pension Plan, effective March 31, 2007 (filed as Exhibit 10.3.1 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2006 filed on March 31, 2007). (1)

10.3 *	Stanadyne Corporation Savings Plus Plan effective January 1, 2002 amended and restated (filed as Exhibit 10.6.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 2002, filed May 14, 2002). (1)

10.3.1*	Eighth Amendment to the Stanadyne Corporation Savings Plus Plan, effective March 31, 2007 (filed as Exhibit 10.4.1 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2006 filed on March 31, 2007). (1)

10.4 *	Precision Engine Products Corp. Retirement Fund effective as of January 1, 1998 (filed as Exhibit 10.7 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.5 *	Stanadyne Corporation Benefit Equalization Plan effective as of January 1, 1992 (filed as Exhibit 10.8 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.6 *	Stanadyne Corporation Supplemental Retirement Plan effective as of January 1, 1992 (filed as Exhibit 10.9 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.7	Customer Agreement dated as of January 22, 1996 between Stanadyne Automotive Corp. and General Motors Powertrain Group (Pursuant to Rule 24b-2 under the Exchange Act, Stanadyne Corporation has requested confidential treatment of portions of this exhibit deleted from the filed copy.) (filed as Exhibit 10.12 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.7.1	Amendment dated March 13, 1998 to Customer Agreement dated as of January 22, 1996 between Stanadyne Automotive Corp. and General Motors Powertrain Group (Pursuant to Rule 24b-2 under the Exchange Act, Stanadyne Corporation has requested confidential treatment of portions of this exhibit deleted from the filed copy.) (filed as Exhibit 10.12.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 1998, filed on May 14, 1998). (1)

10.8	Management Agreement dated as of August 6, 2004 between Stanadyne Corporation and Kohlberg & Company, L.L.C. (filed as Exhibit 10.11 to Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-120969, filed on December 3, 2004 and amended on February 4, 2005). (1)

10.9 *	Employment Agreement between Stanadyne Corporation and M. David Jones dated January 10, 2006 (filed as Exhibit 10.1 to Current Report on Form 8-K of Stanadyne Corporation, dated January 10, 2006 and filed on January 17, 2006). (1)

10.9.1 *	Letter Agreement dated March 31, 2006 amending the Employment Agreement between Stanadyne Corporation and M. David Jones dated January 10, 2006 (filed as Exhibit 10.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 2006, filed May 15, 2006). (1)

10.10	Long Term Agreement between Deere & Company and Stanadyne Corporation effective November 1, 2001, as amended by First Amendment to Deere & Company/Stanadyne Corporation Long Term Agreement effective as of October 26, 2006 and by Second Amendment to Deere & Company/Stanadyne Corporation Long Term Agreement entered into as of May 15, 2007 (Pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, the registrants have requested confidential treatment of portions of this exhibit deleted from the file copy.) (filed as Exhibit 10.11 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2007 filed August 14, 2007). (1)

10.11	KSTA Holdings, Inc. Stockholders Agreement dated August 6, 2004 (filed as Exhibit 10.12 to the annual report of Stanadyne Holdings, Inc. on Form 10-K for the year ended December 31, 2007, filed on March 31, 2008). (1)

10.12 *	Employment Agreement between Stanadyne Corporation and William Kelly dated October 6, 2008 (filed as Exhibit 10.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2008, filed November 12, 2008). (1)

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

14	Business Ethics Policy (filed as Exhibit 14.1 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2003, filed on March 30, 2004). (1)

16.1	Letter dated January 26, 2010 from Deloitte & Touche LLP to the U.S. Securities Exchange Commission (filed as Exhibit 16.1 to the current report of Stanadyne Holdings, Inc. and Stanadyne Corporation on Form 8-K dated January 20, 2010 and filed on January 26, 2010). (1)

21	Subsidiaries of Registrants

31.1	Certification of President of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer and Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Stanadyne Holdings, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stanadyne Holdings, Inc.
(Registrant)

Date: June 21, 2010	By:	/S/ M. DAVID JONES
M. David Jones
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of Stanadyne Holdings, Inc. and in the capacities and on the dates indicated.

Date: June 21, 2010	By:	/S/ M. DAVID JONES
M. David Jones
President and Director

Date: June 21, 2010	By:	/S/ STEPHEN S. LANGIN
Stephen S. Langin
Vice President, Chief Financial Officer and Secretary

Date: June 21, 2010	By:	/S/ SAMUEL P. FRIEDER
Samuel P. Frieder
Director

Date: June 21, 2010	By:	/S/ SETH H. HOLLANDER
Seth H. Hollander
Director

Date: June 21, 2010	By:	/S/ CHRISTOPHER LACOVARA
Christopher Lacovara
Director

Date: June 21, 2010	By:	/S/ JAMES D. WIGGINS
James D. Wiggins
Chairman of the Board and Director

Date: June 21, 2010	By:	/S/ GORDON WOODWARD
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

Stanadyne Corporation
(Registrant)

Date: June 21, 2010	By:	/s/ M. DAVID JONES
M. David Jones
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of Stanadyne Corporation and in the capacities and on the dates indicated.

Date: June 21, 2010	By:	/s/ M. DAVID JONES
M. David Jones
President, Chief Executive Officer and
Director

Date: June 21, 2010	By:	/s/ STEPHEN S. LANGIN
Stephen S. Langin
Vice President, Chief Financial Officer
and Secretary

Date: June 21, 2010	By:	/s/ SAMUEL P. FRIEDER
Samuel P. Frieder
Director

Date: June 21, 2010	By:	/s/ SETH H. HOLLANDER
Seth H. Hollander
Director

Date: June 21, 2010	By:	/s/ CHRISTOPHER LACOVARA
Christopher Lacovara
Director

Date: June 21, 2010	By:	/s/ JAMES D. WIGGINS
James D. Wiggins
Chairman of the Board and Director

Date: June 21, 2010	By:	/s/ GORDON WOODWARD
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

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

2.1	Stock Purchase Agreement among KSTA Acquisition, LLC and The Sellers listed on attached A thereto dated June 23, 2004 (filed as Exhibit 10.17 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2004, filed August 13, 2004). (1)

2.2	Asset Purchase Agreement dated as of June 30, 2006 by and among Defiance, Inc., Precision Engine Products Corp. and Stanadyne Corporation (filed as Exhibit 10.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2006, filed August 14, 2006). (1)

2.2.1	Amendment dated July 31, 2006 to the Asset Purchase Agreement dated as of June 30, 2006 by and among Defiance, Inc., Precision Engine Products Corp. and Stanadyne Corporation (filed as Exhibit 10.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2006, filed August 14, 2006). (1)

3.1.1	Amended and Restated Certificate of Incorporation of Stanadyne Corporation (filed as Exhibit 3.1 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

3.1.2	Certificate of Amendment of Certificate of Incorporation (filed as Exhibit 3.1.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2001, filed November 13, 2001). (1)

3.2	Amended and Restated By-laws of Stanadyne Corporation (filed as Exhibit 3.2 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

3.3.1	Amended and Restated Certificate of Incorporation of Stanadyne Holdings, Inc. (filed as Exhibit 3.1.1 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

3.3.2	Certificate of Amendment of Certificate of Incorporation of Stanadyne Holdings, Inc. (filed as Exhibit 3.1.2 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

3.4	Amended and Restated By-laws of Stanadyne Holdings, Inc. (filed as Exhibit 3.2 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

4.1	Indenture dated as of August 6, 2004, among KSTA Acquisition, LLC to be merged with and into Stanadyne Corporation, Precision Engine Products Corp., and The Bank of New York, Trustee (filed as Exhibit 4.6.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

4.2	Exchange and Registration Rights Agreement dated as of August 6, 2004 by and among KSTA Acquisition, LLC, Stanadyne Corporation, Precision Engine Products Corp., and Goldman, Sachs & Co. (filed as Exhibit 4.6.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

4.3	Form of Exchange Note (filed as an exhibit to the Indenture relating to the notes—see Exhibit 4.1). (1)

4.4.1	Credit and Guaranty Agreement dated as of August 6, 2004 among Stanadyne Corporation, as Borrower, Stanadyne Automotive Holding Corp. and Certain Subsidiaries of Stanadyne Corporation, as Guarantors, Various Lenders, and Goldman Sachs Credit Partners L.P., as Sole Lead Arranger, Sole Bookrunner, Syndication Agent, Administrative Agent and Collateral Agent (filed as Exhibit 4.4.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

4.4.2	Pledge and Security Agreement dated as of August 6, 2004 between each of Stanadyne Corporation, Stanadyne Automotive Holdings Corp., and Precision Engine Products Corp. and Goldman Sachs Credit Partners L.P. as the Term Collateral Agent (filed as Exhibit 4.4.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

4.4.3	First Amendment dated July 31, 2006, to Credit and Guaranty Agreement dated as of August 6, 2004 among Stanadyne Corporation, as Borrower, Stanadyne Automotive Holding Corp. and Certain Subsidiaries of Stanadyne Corporation, as Guarantors, Various Lenders, and Goldman Sachs Credit Partners L.P., as Sole Lead Arranger, Sole Bookrunner, Syndication Agent, Administrative Agent and Collateral Agent (filed as Exhibit 99.1 to Current Report on Form 8-K of Stanadyne Corporation dated July 31, 2006 and filed August 4, 2006). (1)

4.5.1	Revolving Credit and Guaranty Agreement dated as of August 6, 2004 among Stanadyne Corporation, as Borrower, Stanadyne Automotive Holding Corp. and Certain Subsidiaries of Stanadyne Corporation, as Guarantors, Various Lenders, Goldman Sachs Credit Partners L.P., as sole Lead Arranger, Sole Bookrunner and Syndication Agent, The CIT Group/Business Credit Inc., as Administration Agent and Collateral Agent, Antares Capital Corporation as Co-Documentation Agent, and Lasalle Bank National Association, as Co-Documentation Agent (filed as Exhibit 4.5.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

4.5.2	Pledge and Security Agreement dated as of August 6, 2004 between each of Stanadyne Corporation, Stanadyne Automotive Holdings Corp., and Precision Engine Products Corp. and The CIT Group/Business Credit, Inc. as the Revolving Collateral Agent (filed as Exhibit 4.5.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

4.5.3	Second Amendment dated July 31, 2006, to Revolving Credit and Guaranty Agreement dated as of August 6, 2004 among Stanadyne Corporation, as Borrower, Stanadyne Automotive Holding Corp. and Certain Subsidiaries of Stanadyne Corporation, as Guarantors, Various Lenders, Goldman Sachs Credit Partners L.P., as sole Lead Arranger, Sole Bookrunner and Syndication Agent, The CIT Group/Business Credit Inc., as Administration Agent and Collateral Agent, Antares Capital Corporation, as Co-Documentation Agent, and LaSalle Bank National Association, as Co-Documentation Agent (filed as Exhibit 99.1 to Current Report on Form 8-K of Stanadyne Corporation dated July 31, 2006 and filed August 4, 2006). (1)

4.6	Indenture dated as of December 20, 2004, between Stanadyne Holdings, Inc. and The Bank of New York, Trustee (filed as Exhibit 4.1 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

4.7	Exchange and Registration Rights Agreement dated as of December 20, 2004 by and between Stanadyne Holdings, Inc. and Goldman, Sachs & Co. (filed as Exhibit 4.2 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

4.8	Form of Exchange Note (filed as Exhibit 4.3 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

4.9.1	Credit Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower, the Lenders that are signatories thereto, and Wells Fargo Foothill, LLC, as the Arranger and Administrative Agent (filed as Exhibit 10.1.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.9.2	General Continuing Guaranty dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.9.3	Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.3 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.9.4	Copyright Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.4 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 31, 2009, filed November 16, 2009). (1)

4.9.5	Patent Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.5 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.9.6	Trademark Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.6 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.10.1	EXIM Guarantied Credit Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower, the Lenders that are signatories thereto, and Wells Fargo Foothill, LLC, as the Arranger and Administrative Agent (filed as Exhibit 10.1.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.10.2	Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement by and among Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Lender (filed as Exhibit 10.2.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

10.1*	Stanadyne Holdings, Inc., 2004 Equity Incentive Plan (filed as Exhibit 10.19 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

10.2*	Stanadyne Corporation Pension Plan effective January 1, 2002 amended and restated (filed as Exhibit 10.5.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 2002, filed May 14, 2002). (1)

10.2.1*	Seventh Amendment to the Stanadyne Corporation Pension Plan, effective March 31, 2007 (filed as Exhibit 10.3.1 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2006 filed on March 31, 2007). (1)

10.3*	Stanadyne Corporation Savings Plus Plan effective January 1, 2002 amended and restated (filed as Exhibit 10.6.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 2002, filed May 14, 2002). (1)

10.3.1*	Eighth Amendment to the Stanadyne Corporation Savings Plus Plan, effective March 31, 2007 (filed as Exhibit 10.4.1 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2006 filed on March 31, 2007). (1)

10.4 *	Precision Engine Products Corp. Retirement Fund effective as of January 1, 1998 (filed as Exhibit 10.7 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.5 *	Stanadyne Corporation Benefit Equalization Plan effective as of January 1, 1992 (filed as Exhibit 10.8 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.6 *	Stanadyne Corporation Supplemental Retirement Plan effective as of January 1, 1992 (filed as Exhibit 10.9 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.7	Customer Agreement dated as of January 22, 1996 between Stanadyne Automotive Corp. and General Motors Powertrain Group (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.) (filed as Exhibit 10.12 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.7.1	Amendment dated March 13, 1998 to Customer Agreement dated as of January 22, 1996 between Stanadyne Automotive Corp. and General Motors Powertrain Group (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.) (filed as Exhibit 10.12.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 1998, filed on May 14, 1998). (1)

10.8	Management Agreement dated as of August 6, 2004 between Stanadyne Corporation and Kohlberg & Company, L.L.C. (filed as Exhibit 10.11 to Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-120969, filed on December 3, 2004 and amended on February 4, 2005). (1)

10.9 *	Employment Agreement between Stanadyne Corporation and M. David Jones dated January 10, 2006 (filed as Exhibit 10.1 to Current Report on Form 8-K of Stanadyne Corporation, dated January 10, 2006 and filed on January 17, 2006). (1)

10.9.1 *	Letter Agreement dated March 31, 2006 amending the Employment Agreement between Stanadyne Corporation and M. David Jones dated January 10, 2006 (filed as Exhibit 10.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 2006, filed May 15, 2006). (1)

10.10	Long Term Agreement between Deere & Company and Stanadyne Corporation effective November 1, 2001, as amended by First Amendment to Deere & Company/Stanadyne Corporation Long Term Agreement effective as of October 26, 2006 and by Second Amendment to Deere & Company/Stanadyne Corporation Long Term Agreement entered into as of May 15, 2007 (Pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, the registrants have requested confidential treatment of portions of this exhibit deleted from the file copy.) (filed as Exhibit 10.11 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2007 filed August 14, 2007). (1)

10.11	KSTA Holdings, Inc. Stockholders Agreement dated August 6, 2004(filed as Exhibit 10.12 to the annual report of Stanadyne Holdings, Inc. on Form 10-K for the year ended December 31, 2007, filed on March 31, 2008). (1)

10.12 *	Employment Agreement between Stanadyne Corporation and William Kelly dated October 6, 2008 (filed as Exhibit 10.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2008, filed November 12, 2008). (1)

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

14	Business Ethics Policy (filed as Exhibit 14.1 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2003, filed on March 30, 2004). (1)

16.1	Letter dated January 26, 2010 from Deloitte & Touche LLP to the U.S. Securities Exchange Commission (filed as Exhibit 16.1 to the current report of Stanadyne Holdings, inc. and Stanadyne Corporation on Form 8-K dated January 20, 2010 and filed on January 26, 2010). (1)

21	Subsidiaries of Registrants

31.1	Certification of President of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer and Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference.