Form 10-Q/A
period 2009-03-31
STANADYNE CORP; Stanadyne Holdings, Inc.
filed 2010-08-13
CIK 1053439, 1323274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q/A

(Amendment No. 1)

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

EXPLANATORY NOTES

This Form 10-Q/A is a combined quarterly report being filed separately by two registrants: Stanadyne Holdings, Inc. and Stanadyne Corporation. Unless the context indicates otherwise, any reference in this report to “Holdings” refers to Stanadyne Holdings, Inc., and any reference to “Stanadyne” refers to Stanadyne Corporation, the indirect wholly-owned subsidiary of Holdings. The “Company,” “we,” “us” and “our” refer to Stanadyne Holdings, Inc. together with its direct and indirect subsidiaries, including Stanadyne Corporation. Each registrant hereto is filing on its own behalf all of the information contained in this quarterly report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

We are filing this Amended Quarterly Report on Form 10-Q/A (the “Amended Filing” or “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the three-month period ended March 31, 2009 (the “Original Filing”) to amend and restate our unaudited condensed consolidated financial statements and related disclosures for the three-month periods ended March 31, 2009 and 2008, as discussed in Note 2 to the accompanying restated unaudited condensed consolidated financial statements. The Original Filing was filed with the Securities and Exchange Commission (“SEC”) on May 15, 2009.

Restatement

In connection with the preparation of the consolidated financial statements of Holdings and Stanadyne for the fiscal year ended December 31, 2009, certain errors were identified that affected the Company’s reported results for the fiscal years ended December 31, 2004 through 2008 as well as the first three quarters of 2008 and 2009. The errors, which are more fully described in Note 2 of the unaudited restated condensed consolidated financial statements included at Item 1 of this Amended Filing, primarily related to the following:

•	The use of an incorrect base year index when calculating LIFO liquidation adjustments in 2006, 2007 and 2008.

•

The use of inaccurate participant information in the calculation of the curtailment gain associated with freezing benefits covered by our pension plan in 2007 and inaccurate surviving beneficiary information used to calculate our periodic pension expense in 2008.

•	The misclassification of our accrued pension liability and amounts recoverable from our workers’ compensation insurance carrier.

•	The failure to calculate the foreign currency translation effect related to goodwill associated with Stanadyne, SpA since 2004.

•	The use of an incorrect method to amortize deferred debt origination costs since 2004.

•	The recording of certain 2006 and 2007 sales in the incorrect year affecting 2006, 2007 and 2008 sales.

•

The use of an incorrect rate for calculating state deferred income taxes in connection with the Stanadyne purchase price allocation in 2004 and in subsequent periods for determining deferred income taxes.

•	The failure to record a valuation allowance for deferred income tax assets related to Stanadyne, SpA in 2007.

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

Restated Financial Information

On June 21, 2010, we filed our 2009 Annual Report on Form 10-K which included restated financial statements as of January 1, 2007 and for the years ended December 31, 2008 and 2007 reflecting the correction of the errors noted above. We are filing today amendments to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009. We expect to file amendments to our Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2009 and September 30, 2009 shortly thereafter. The amendments to our Quarterly Reports on Form 10-Q are being filed to restate our unaudited condensed consolidated financial statements and related financial information for the quarterly periods ended March 31, 2009, June 30, 2009 and September 30, 2009 as well as for the comparative corresponding 2008 quarterly periods.

Internal Controls

In connection with the restatement of the Company’s consolidated financial statements, management has identified control deficiencies in its internal controls that constitute a material weakness as discussed in Item 4T of this Amended Report. If not remediated, these control deficiencies could result in future material misstatements to the Company’s consolidated financial statements. Accordingly, management determined that these control deficiencies represented a material weakness in internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected and corrected on a timely basis. Management has also determined that the Company’s disclosure controls and procedures were ineffective as of March 31, 2009. For a discussion of management’s consideration of the Company’s disclosure controls and procedures and material weakness identified, see Item 4T of this Amended Filing.

For the convenience of the reader, this Amended Filing sets forth the Original Filing in its entirety, as modified and superseded where necessary to reflect the restatement. The following items have been amended principally as a result of, and to reflect, the restatement:

•	Part I — Item 1. Financial Statements;

•	Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part I — Item 4T. Controls and Procedures;

•	Part II — Item 1A. Risk Factors; and

•	Part II — Item 6. Exhibits.

In accordance with applicable SEC rules, this Amended Filing includes certifications from Holdings’ President and Chief Financial Officer and Stanadyne’s Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

The sections of the Form 10-Q which were not amended are unchanged and continue in full force and effect as originally filed. This Amended Filing speaks as of the date of the Original Filing on the Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date other than those associated with the restatement of the Company’s unaudited consolidated financial statements.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1:	RESTATED FINANCIAL STATEMENTS

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

RESTATED CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)

	March 31, 2009	December 31, 2008
ASSETS	(Restated)	(Restated)
Current assets:
Cash and cash equivalents	$31,284	$49,010
Accounts receivable, net of allowance for uncollectible accounts of $209 as of March 31, 2009 and December 31, 2008	26,701	32,171
Inventories, net	29,489	26,646
Prepaid expenses and other assets	1,380	1,657
Deferred income taxes	1,075	904

Total current assets	89,929	110,388
Property, plant and equipment, net	77,671	80,933
Goodwill	142,415	142,410
Intangible and other assets, net	83,906	85,128

Total assets	$393,921	$418,859

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$14,020	$18,396
Accrued liabilities	13,566	28,446
Current maturities of long-term debt	13,389	13,871
Current portion of capital lease obligations	321	316

Total current liabilities	41,296	61,029
Long-term debt, excluding current maturities	261,541	258,513
Deferred income taxes	10,677	12,085
Capital lease obligations, excluding current portion	760	830
Other non-current liabilities	55,387	55,279

Total liabilities	369,661	387,736

Commitments and contingencies
Equity:
Stanadyne Holdings, Inc. stockholders’ equity:
Common stock, par value $.01, 150,000,000 authorized shares, 106,505,081 issued shares, and 105,815,081 and 106,027,581 outstanding shares as of March 31, 2009 and December 31, 2008, respectively	1,065	1,065
Additional paid-in capital	54,238	54,222
Accumulated other comprehensive loss	(12,720)	(12,797)
Accumulated deficit	(17,707)	(11,073)
Treasury stock, at cost, 690,000 and 477,500 shares as of March 31, 2009 and December 31, 2008, respectively	(557)	(335)

Total Stanadyne Holdings, Inc. stockholders’ equity	24,319	31,082
Non-controlling interest	(59)	41

Total equity	24,260	31,123

Total liabilities and equity	$393,921	$418,859

See notes to restated condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

RESTATED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
	(Restated)	(Restated)
Net sales	$40,341	$73,381
Cost of goods sold	33,508	53,003

Gross profit	6,833	20,378
Selling, general and administrative expenses	7,601	9,468
Amortization of intangible assets	816	816
Management fees	188	188

Operating (loss) income	(1,772)	9,906
Interest expense	7,333	7,099

(Loss) income from operations before income tax benefit	(9,105)	2,807
Income tax (benefit) expense	(2,355)	819

Net (loss) income	(6,750)	1,988
Less: net loss (income) attributable to non-controlling interest	116	(23)

Net (loss) income attributable to the stockholders of Stanadyne Holdings, Inc.	$(6,634)	$1,965

See notes to restated condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

RESTATED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
	(Restated)	(Restated)
Cash flows from operating activities:
Net (loss) income	$(6,750)	$1,988
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	5,327	5,248
Amortization of debt discount and deferred financing fees	3,225	2,909
Stock-based compensation expense	16	26
Deferred income tax benefit	(1,626)	(1,259)
Loss on disposal of property, plant and equipment	5	—
Changes in operating assets and liabilities	(15,286)	(19,976)

Net cash used in operating activities	(15,089)	(11,064)

Cash flows from investing activities:
Capital expenditures	(2,331)	(2,820)

Net cash used in investing activities	(2,331)	(2,820)

Cash flows from financing activities:
(Payments on) proceeds from foreign overdraft facilities	(169)	2,105
Payments on capital lease obligations	(71)	(73)
Proceeds from exercise of stock options	—	7
Purchase of treasury stock	(223)	(56)

Net cash (used in) provided by financing activities	(463)	1,983

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(17,883)	(11,901)
Effect of exchange rate changes on cash	157	(28)
Cash and cash equivalents at beginning of period	49,010	37,950

Cash and cash equivalents at end of period	$31,284	$26,021

See notes to restated condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

RESTATED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

(in thousands)

			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit			Total Stockholders’ Equity	Non-controlling Interest	Total Equity
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount
Restated balance – December 31, 2007	106,430,081	$1,064	$54,085	$7,247	$(13,297)	365,000	$(229)	$48,870	$122	$48,992

Common stock issued	15,000		7					7		7
Purchase of treasury stock, at cost						65,000	(56)	(56)		(56)
Stock compensation expense			26					26		26
Comprehensive income:
Restated net income					1,965			1,965	23	1,988
Restated foreign currency translation adjustment				735				735	(1)	734
Total comprehensive income								2,700	22	2,722

Restated balance – March 31, 2008	106,445,081	1,064	54,118	7,982	(11,332)	430,000	(285)	51,547	144	51,691

Restated balance – December 31, 2008	106,505,081	1,065	54,222	(12,797)	(11,073)	477,500	(335)	31,082	41	31,123

Common stock issued
Purchase of treasury stock, at cost						212,500	(222)	(222)		(222)
Stock compensation expense			16					16		16
Comprehensive income:
Restated net loss					(6,634)			(6,634)	(116)	(6,750)
Restated foreign currency translation adjustment				77				77	16	93
Total comprehensive income								(6,557)	(100)	(6,657)

Restated balance – March 31, 2009	106,505,081	$1,065	$54,238	$(12,720)	$(17,707)	690,000	$(557)	$24,319	$(59)	$24,260

See notes to restated condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

RESTATED CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)

	March 31, 2009	December 31, 2008
ASSETS	(Restated)	(Restated)
Current assets:
Cash and cash equivalents	$31,283	$48,844
Accounts receivable, net of allowance for uncollectible accounts of $209 as of March 31, 2009 and December 31, 2008	26,701	32,170
Inventories, net	29,489	26,646
Prepaid expenses and other assets	1,380	1,657
Deferred income taxes	1,075	904

Total current assets	89,928	110,221
Property, plant and equipment, net	77,671	80,933
Goodwill	142,415	142,410
Intangible and other assets, net	82,381	83,541

Total assets	$392,395	$417,105

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$14,020	$18,394
Accrued liabilities	13,573	28,433
Current maturities of long-term debt	13,389	13,871
Current portion of capital lease obligations	321	316

Total current liabilities	41,303	61,014
Long-term debt, excluding current maturities	165,755	165,479
Deferred income taxes	21,202	21,837
Capital lease obligations, excluding current portion	760	830
Other non-current liabilities	55,387	55,279
Due to Stanadyne Holdings, Inc.	1,808	1,871

Total liabilities	286,215	306,310

Commitments and contingencies
Equity:
Stanadyne Corporation stockholder’s equity:
Common stock, par value $.01, authorized 10,000 shares, issued and outstanding 1,000 shares	—	—
Additional paid-in capital	105,000	105,000
Accumulated other comprehensive loss	(12,720)	(12,797)
Retained earnings	13,959	18,551

Total Stanadyne Corporation stockholder’s equity	106,239	110,754
Non-controlling interest	(59)	41

Total equity	106,180	110,795

Total liabilities and equity	$392,395	$417,105

See notes to restated condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

RESTATED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
	(Restated)	(Restated)
Net sales	$40,341	$73,381
Cost of goods sold	33,508	53,003

Gross profit	6,833	20,378
Selling, general and administrative expenses	7,591	9,456
Amortization of intangible assets	816	816
Management fees	188	188

Operating (loss) income	(1,762)	9,918
Interest expense	4,520	4,597

(Loss) income from operations before income tax (benefit) expense	(6,282)	5,321
Income tax (benefit) expense	(1,574)	1,474

Net (loss) income	(4,708)	3,847
Less: net loss (income) attributable to non-controlling interest	116	(23)

Net (loss) income attributable to the stockholder of Stanadyne Corporation	$(4,592)	$3,824

See notes to restated condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

RESTATED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,	Three Months Ended March 31,
	2009	2008
	(Restated)	(Restated)
Cash flows from operating activities:
Net (loss) income	$(4,708)	$3,847
Adjustments to reconcile net (loss) income to net cash (used in) operating activities:
Depreciation and amortization	5,327	5,248
Amortization of deferred financing fees	412	405
Stock-based compensation expense	16	26
Deferred income tax benefit	(823)	(528)
Loss on disposal of property, plant and equipment	5	—
Changes in operating assets and liabilities	(15,376)	(20,057)

Net cash used in operating activities	(15,147)	(11,059)

Cash flows from investing activities:
Capital expenditures	(2,331)	(2,820)

Net cash used in investing activities	(2,331)	(2,820)

Cash flows from financing activities:
(Payments on) proceeds from foreign overdraft facilities	(169)	2,105
Payments on capital lease obligations	(71)	(73)

Net cash (used in) provided by financing activities	(240)	2,032

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(17,718)	(11,847)
Effect of exchange rate changes on cash	157	(28)
Cash and cash equivalents at beginning of period	48,844	37,711

Cash and cash equivalents at end of period	$31,283	$25,836

See notes to restated condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

RESTATED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

(in thousands)

			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
	Common Stock
	Shares	Amount
Restated balance – December 31, 2007	1,000	$	$105,000	$7,247	$8,727	$120,974	$122	$121,096

Common stock issued
Purchase of treasury stock, at cost
Stock compensation expense
Comprehensive income:
Restated net income					3,824	3,824	23	3,847
Restated foreign currency translation adjustment				735		735	(1)	734
Total comprehensive income						4,559	22	4,581

Restated balance – March 31, 2008	1,000		105,000	7,982	12,551	125,533	144	125,677

Restated balance – December 31, 2008	1,000		105,000	(12,797)	18,551	110,754	41	110,795

Common stock issued
Purchase of treasury stock, at cost
Stock compensation expense
Comprehensive income:
Restated net deficit					(4,592)	(4,592)	(116)	(4,708)
Restated foreign currency translation adjustment				77		77	16	93
Total comprehensive income						(4,515)	(100)	(4,615)

Restated balance – March 31, 2009	1,000	$	$105,000	$(12,720)	$13,959	$106,239	$(59)	$106,180

See notes to restated condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation. The restated condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals but subject to normal year end adjustments) necessary for a fair statement for the periods presented. The Company’s quarterly results are subject to fluctuation; consequently, the results of operations and cash flows for any quarter are not necessarily indicative of the results and cash flows for any future period. These notes to restated condensed consolidated financial statements apply to both Holdings and Stanadyne unless otherwise noted.

Principles of Consolidation. The restated condensed consolidated financial statements of Holdings include the accounts of Holdings and all of Holdings’ active direct and indirect wholly-owned subsidiaries: SAHC, Stanadyne, Stanadyne, SpA (“SpA”), and Stanadyne Changshu Corporation (“SCC”). The restated condensed consolidated financial statements of Stanadyne include the accounts of Stanadyne and of Stanadyne’s wholly-owned subsidiaries: SpA and SCC. A joint venture, Stanadyne Amalgamations Private Limited (“SAPL”), is fully consolidated with Holdings and Stanadyne based on the Stanadyne’s 51% controlling share, while the remaining 49% is recorded as a non-controlling interest. Intercompany balances have been eliminated in consolidation.

Income Tax Accounting. The Company has computed its provision for income taxes based on the actual effective tax rate for the three month period ended March 31, 2009 by applying the discrete method as the Company determined that small changes in estimated income would result in significant changes in the estimated annual effective tax rate and therefore applying an estimate of the annual effective tax rate would not provide a reliable estimate for interim reporting periods.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

There were no stock options granted or exercised during the first quarter of 2009. During the quarter, one employee retired from the Company resulting in the cancellation of 1,350,000 unvested stock options.

As of March 31, 2009, there was $172 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the 2004 Equity Incentive Plan. The total stock-based employee compensation expense for the year ending December 31, 2009 for the stock options awarded through March 31, 2009 is expected to be $63.

Non-controlling Interests. Effective January 1, 2009, the Company adopted the standards set forth on the Consolidation Topic of the FASB Accounting Standards Codification. In accordance with these standards, the presentation and disclosure requirements were applied retrospectively for all periods presented. Accordingly, the presentation of income attributable to non-controlling interest for the three month period ended March 31, 2008 in the accompanying condensed consolidated statements of operations has been retroactively restated to conform to the 2009 presentation. In addition, the amount attributable to non-controlling interest as of December 31, 2008 in the accompanying condensed consolidated balance sheets has been retroactively restated as a component of equity to conform to the 2009 presentation.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(2)     Restatement of Condensed Consolidated Financial Statements

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

•	The misclassification of our accrued pension liability and amounts recoverable from our workers’ compensation insurance carrier.

•	The failure to calculate and record the foreign currency translation effect related to goodwill associated with Stanadyne, SpA since 2004.

•	The use of an incorrect method to amortize deferred debt origination costs since 2004.

•	The recording of certain 2006 and 2007 sales in the incorrect year affecting 2006, 2007 and 2008 sales.

•

The use of an incorrect rate for calculating state deferred income taxes in connection with the Stanadyne purchase price allocation in 2004 and in subsequent periods for determining deferred income taxes.

•	The failure to record a valuation allowance for deferred income tax assets related to Stanadyne, SpA in 2007.

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

On June 21, 2010, the Company filed its 2009 Annual Report on Form 10-K which included restated financial statements as of January 1, 2007 and for the years ended December 31, 2008 and 2007 reflecting the correction of the errors noted below. The accompanying condensed consolidated financial statements as of March 31, 2009 and for the quarterly periods ended March 31, 2009 and 2008 have been restated to correct these errors.

A description of the errors follows:

LIFO inventory – Beginning in 2006, and again in 2007 and 2008, the Company liquidated its LIFO inventory using an incorrect base year index. The cumulative effect of this error resulted in the LIFO inventory balance being overstated by $2,273 as of March 31, 2009 and December 31, 2008. There was no impact to cost of goods sold for the three month periods ended March 31, 2008 and 2009.

Pension plan accounting – Effective March 31, 2007, the Company amended the Stanadyne Corporation Pension Plan (a defined benefit plan) (the “Pension Plan”) to freeze the Pension Plan with respect to all participants so that no future benefits accrue after that date. The effect of the Pension Plan freeze resulted in a previously reported curtailment gain of $10,015 in 2007. During the quarter ended December 31, 2009, the Company discovered that incomplete data had been used in 2007 for 31 of the 1,407 plan participants to calculate the remaining projected benefit obligation for the Pension Plan. As a result, the curtailment gain, which is included in selling, general,

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(2)     Restatement of Condensed Consolidated Financial Statements (continued)

administrative and other operating expenses, had been overstated by $957 in the year ending December 31, 2007. Also during the quarter ended December 31, 2009, the Company identified an error in the information related to surviving beneficiaries that was omitted from the measurement of the projected benefit obligation in 2008 by the Company’s actuary. The curtailment gain and the error did not have material effects on the previous reported pension expense for the three month periods ended March 31, 2009 and 2008. The cumulative nature of these errors resulted in an understatement of the projected benefit obligation by $1,835 at December 31, 2008 and March 31, 2009. Accumulated other comprehensive loss was understated $718 as of March 31, 2009 and December 31, 2008. Further, the Company has reclassified $4,322 and $2,411 of its accrued pension liability from current to long-term as of March 31, 2009 and December 31, 2008, respectively, to properly reflect the long-term nature of the liability.

Foreign currency translation of goodwill – Beginning in August 2004, the Company had not translated goodwill arising from the acquisition of Stanadyne, SpA using foreign currency rates at the end of each reporting period. As a result, goodwill was understated and accumulated other comprehensive loss was overstated $200 and $194 as of March 31, 2009 and December 31, 2008, respectively. Also, other comprehensive income was understated $5 and $226 for the three month periods ended March 31, 2009 and 2008, respectively.

Purchase accounting – In connection with the acquisition of Stanadyne in 2004, the Company used an incorrect rate to record the state deferred income tax liabilities in the opening balance sheet. As such, deferred income tax liabilities were overstated by $2,359 as of March 31, 2009 and December 31, 2008. The offsetting adjustment was to decrease goodwill associated with that acquisition by $2,359 as of March 31, 2009 and December 31, 2008.

Deferred debt origination cost amortization – The Company had been using the straight-line method for amortizing deferred debt origination costs instead of the effective interest method which is required by accounting principles generally accepted in the United States of America. As such Holdings interest expense was overstated by $91 and $105 for the three month periods ended March 31, 2009 and 2008, respectively. Stanadyne interest expense was overstated by $95 and $102 for the three month period ended March 31, 2009 and 2008, respectively. Further, deferred debt origination costs for Holdings were understated by $1,064 and $973 as of March 31, 2009 and December 31, 2008, respectively. Stanadyne’s deferred debt origination costs were understated by $902 and $807 as of March 31, 2009 and December 31, 2008, respectively.

Sales cut-off – The Company identified certain sales that were shipped in 2007 that were recorded as sales in the incorrect year. To correct these errors, the Company increased net sales by $2,951 and increased cost of goods sold by $2,408 for the three month period ended March 31, 2008.

Deferred Income Tax Valuation Allowance – The Company corrected its previous position regarding the realization of deferred income tax assets related to its SpA subsidiary. Although the Company had taken actions in 2007 to improve operating results, SpA had reported significant operating losses over the three year period ended December 31, 2007. Management has concluded that the negative evidence related to the accumulated operating losses outweighed the positive evidence related to anticipated future improvements in operating results as a result of changes in operations. As such, management has corrected this error and has recorded a $4.0 million deferred income tax valuation allowance adjustment for the year ended December 31, 2007. The Company maintained these income tax valuation allowances for 2009 and 2008.

Other errors – The condensed consolidated balance sheets at March 31, 2009 and December 31, 2008 have also been restated to report, on a gross basis, the amount recoverable from the Company’s workers’ compensation insurance carrier that had previously been netted against our related workers compensation liability. As such, intangible and other assets and other non-current liabilities have both been increased by $1,682 and $1,613 as of March 31, 2009 and December 31, 2008, respectively.

Other Income taxes – The Company has recorded the income tax effect of the above corrections and other interim tax adjustments. Also, the Company reduced its deferred tax rate for 2009 and 2008 to correct an error in the state tax rate used in those years. Further, Holdings income tax expense was decreased for the three month period ended March 31, 2008 to record the tax effects of non-deductable interest expense in the proper period. The combined income tax adjustment for Holdings, including the adjustments for deferred income tax valuation allowance related

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(2)     Restatement of Condensed Consolidated Financial Statements (continued)

to SpA described above, was an increase of income tax expense of $263 for the three month period ended March 31, 2009 and a decrease in income tax expense of $440 for the three month period ended March 31, 2008. The combined income tax adjustment for Stanadyne, including the adjustments for deferred income tax valuation allowance related to SpA described above, was an increase of income tax expense of $310 for the three month period ended March 31, 2009 and a decrease in income tax expense of $196 for the three month period ended March 31, 2008. The cumulative income tax adjustment resulted in a decrease in current deferred income tax asset of $1,140 and $702 for Holdings as of March 31, 2009 and December 31, 2008, respectively. The cumulative income tax adjustment also resulted in a decrease in deferred income tax liabilities of $877 and $232 for Holdings as of March 31, 2009 and December 31, 2008, respectively and for Stanadyne, a decrease of $350 as of March 31, 2009 and an increase $256 as of December 31, 2008.

Cumulative adjustments as of January 1, 2008 – As of January 1, 2008, Holdings accumulated deficit was understated by $6,064 related to the overstatement of amortization of debt issuance costs of $698, the understatement of the LIFO inventory adjustment of $1,731, the overstatement of accounts receivable and understatement of inventories relating to delivery terms associated with certain shipments of $2,951 and $2,409, respectively, the understatement of pension expenses of $1,008, the overstatement of warranty expenses of $150 and a $228 charge to retained earnings for the adoption of new guidance on uncertain tax positions. The net income tax benefit related to these errors totaled $615 and was in addition to the $4,017 increase to income tax expense for the valuation allowance for SpA deferred tax assets described above. As of January 1, 2008, Stanadyne retained earnings was overstated by $6,617 related to the overstatement of amortization of debt issuance costs of $538, the understatement of the LIFO inventory adjustment of $1,731, the overstatement of accounts receivable and understatement of inventories relating to delivery terms associated with certain shipments of $2,951 and $2,409, respectively, the understatement of pension expenses of $1,008, and the overstatement of warranty expenses of $150. Total net income tax benefit related to these errors totaled $221 and was in addition to the $4,017 increase to income tax expense for the valuation allowance for SpA deferred tax assets described above. Further, accumulated other comprehensive income for Holdings and Stanadyne as of January 1, 2008 was understated by $1,121 related to the foreign currency translation of the Stanadyne, SpA goodwill of $1,088 and translation of other restated accounts of $33.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(2)    Restatement of Condensed Consolidated Financial Statements (continued)

Impact of the restatement

The effects of the restatements on the Holdings condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008 follow:

	As of March 31, 2009
	Previously Reported	Adjustments	Restated
Inventories, net	$31,762	$(2,273)	$29,489
Deferred income taxes	2,215	(1,140)	1,075
Total current assets	93,342	(3,413)	89,929
Goodwill	144,575	(2,160)	142,415
Intangible and other assets, net	81,161	2,745	83,906
Total assets	396,749	(2,828)	393,921
Accrued liabilities	17,206	(3,640)	13,566
Total current liabilities	44,936	(3,640)	41,296
Deferred income taxes	11,554	(877)	10,677
Other non-current liabilities	47,548	7,839	55,387
Total liabilities	366,339	3,322	369,661
Accumulated other comprehensive loss	(12,520)	(200)	(12,720)
Accumulated deficit	(11,728)	(5,979)	(17,707)
Total Stanadyne Holdings, Inc. stockholders’ equity	30,497	(6,178)	24,319
Total equity	30,410	(6,150)	24,260
Total liabilities and equity	396,749	(2,828)	393,921

	As of December 31, 2008
	Previously Reported	Adjustments	Restated
Inventories, net	$28,919	$(2,273)	$26,646
Deferred income taxes	1,606	(702)	904
Total current assets	113,364	(2,976)	110,388
Goodwill	144,575	(2,165)	142,410
Intangible and other assets, net	82,542	2,586	85,128
Total assets	421,414	(2,555)	418,859
Accrued liabilities	30,640	(2,194)	28,446
Total current liabilities	63,221	(2,192)	61,029
Deferred income taxes	12,317	(232)	12,085
Other non-current liabilities	49,420	5,859	55,279
Total liabilities	384,301	3,435	387,736
Accumulated other comprehensive loss	(12,627)	(170)	(12,797)
Accumulated deficit	(5,266)	(5,807)	(11,073)
Total Stanadyne Holdings, Inc. stockholders’ equity	37,054	(5,972)	31,082
Total equity	37,113	(5,990)	31,123
Total liabilities and equity	421,414	(2,555)	418,859

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(2)    Restatement of Condensed Consolidated Financial Statements (continued)

The effects of the restatements on the Holdings condensed consolidated statements of operations for the three month periods ended March 31, 2009 and 2008 follow:

	For the three month period ended March 31, 2009
	Previously Reported	Adjustments	Restated
Net sales	$40,341	$—	$40,341
Cost of goods sold	33,508	—	33,508

Gross profit	6,833	—	6,833
Selling, general, administrative expenses	7,604	(3)	7,601
Amortization of intangible assets	813	3	816
Management fees	188	—	188

Operating (loss)	(1,772)	—	(1,772)
Interest expense	(7,424)	91	(7,333)

Loss before income tax benefit	(9,196)	91	(9,105)
Income tax benefit	(2,618)	263	(2,355)

Net loss	(6,578)	(172)	(6,750)
Net loss attributable to non-controlling interest	116	—	116

Net loss attributable to the stockholders of Stanadyne Holdings, Inc.	$(6,462)	$(172)	$(6,634)

	For the three month period ended March 31, 2008
	Previously Reported	Adjustments	Restated
Net sales	$70,429	$2,952	$73,381
Cost of goods sold	50,594	2,409	53,003

Gross profit	19,835	543	20,378
Selling, general, administrative expenses	9,468	—	9,468
Amortization of intangible assets	816	—	816
Management fees	188	—	188

Operating income	9,363	543	9,906
Interest expense	(7,204)	105	(7,099)

Income before income tax expense	2,159	648	2,807
Income tax expense	1,259	(440)	819

Net income	900	1,088	1,988
Net loss attributable to non-controlling interest	(24)	1	(23)

Net income attributable to the stockholders of Stanadyne Holdings, Inc.	$876	$1,089	$1,965

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(2)	Restatement of Condensed Consolidated Financial Statements (continued)

The effects of the restatements on the Holdings condensed consolidated statements of cash flows for the three month periods ended March 31, 2009 and 2008 follow:

	Three month period ended March 31, 2009
	Previously Reported	Adjustments	Restated
Cash flows from operating activities:
Net loss	$(6,578)	$(172)	$(6,750)
Amortization of debt discount and deferred financing fees	3,320	(95)	3,225
Deferred income taxes	(1,425)	(201)	(1,626)
Changes in operating assets and liabilities	(15,754)	468	(15,286)

Net cash used in operating activities	(15,089)	—	(15,089)

	Three month period ended March 31, 2008
	Previously Reported	Adjustments	Restated
Cash flows from operating activities:
Net income	$900	$1,088	$1,988
Amortization of debt discount and deferred financing fees	3,013	(104)	2,909
Deferred income taxes	(477)	(782)	(1,259)
Changes in operating assets and liabilities	(19,774)	(202)	(19,976)

Net cash used in operating activities	(11,064)	—	(11,064)

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(2)     Restatement of Condensed Consolidated Financial Statements (continued)

The effects of the restatements on the Stanadyne condensed consolidated balance sheet as of March 31, 2009 and December 31, 2008 follow:

	As of March 31, 2009
	Previously Reported	Adjustments	Restated
Inventories, net	$31,762	$(2,273)	$29,489
Deferred income taxes	2,215	(1,140)	1,075
Total current assets	93,341	(3,413)	89,928
Goodwill	144,575	(2,160)	142,415
Intangible and other assets, net	79,798	2,583	82,381
Total assets	395,385	(2,990)	392,395
Accrued liabilities	17,206	(3,633)	13,573
Total current liabilities	44,936	(3,633)	41,303
Deferred income taxes	21,552	(350)	21,202
Other non-current liabilities	47,548	7,839	55,387
Total liabilities	281,790	4,425	286,215
Accumulated other comprehensive loss	(12,520)	(200)	(12,720)
Retained earnings	21,202	(7,243)	13,959
Total stockholder’s equity	113,682	(7,443)	106,239
Total equity	113,595	(7,415)	106,180
Total liabilities and equity	395,385	(2,990)	392,395

	As of December 31, 2008
	Previously Reported	Adjustments	Restated
Inventories, net	$28,919	$(2,273)	$26,646
Deferred income taxes	1,606	(702)	904
Total current assets	113,196	(2,975)	110,221
Goodwill	144,575	(2,165)	142,410
Intangible and other assets, net	81,121	2,420	83,541
Total assets	419,825	(2,720)	417,105
Accrued liabilities	30,626	(2,193)	28,433
Total current liabilities	63,207	(2,193)	61,014
Deferred income taxes	21,581	256	21,837
Due to Stanadyne Holdings, Inc.	1,302	569	1,871
Other non-current liabilities	49,420	5,859	55,279
Total liabilities	301,819	4,491	306,310
Accumulated other comprehensive loss	(12,627)	(170)	(12,797)
Retained earnings	25,579	(7,028)	18,551
Total stockholder’s equity	117,957	(7,203)	110,754
Total equity	118,006	(7,211)	110,795
Total liabilities and equity	419,825	(2,720)	417,105

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(2)    Restatement of Condensed Consolidated Financial Statements (continued)

The effects of the restatements on the Stanadyne condensed consolidated statements of operations for the three month periods ended March 31, 2009 and 2008 follow:

	For the three month period ended March 31, 2009
	Previously Reported	Adjustments	Restated
Net sales	$40,341	$—	$40,341
Cost of goods sold	33,508	—	33,508

Gross profit	6,833	—	6,833
Selling, general, administrative expenses	7,594	(3)	7,591
Amortization of intangible assets	813	3	816
Management fees	188	—	188

Operating income	(1,762)	—	(1,762)
Interest expense	(4,615)	95	(4,520)

Loss before income tax expense	(6,377)	95	(6,282)
Income tax benefit	(1,884)	310	(1,574)

Net loss	(4,493)	(215)	(4,708)
Loss attributable to non-controlling interest	116	—	116

Net loss attributable to the stockholder of Stanadyne Corporation	$(4,377)	$(215)	$(4,592)

	For the three month period ended March 31, 2008
	Previously Reported	Adjustments	Restated
Net sales	$70,429	$2,952	$73,381
Cost of goods sold	50,594	2,409	53,003

Gross profit	19,835	543	20,378
Selling, general, administrative expenses	9,456	—	9,456
Amortization of intangible assets	816	—	816
Management fees	188	—	188

Operating income	9,375	543	9,918
Interest expense	(4,698)	101	(4,597)

Income before income tax expense	4,677	644	5,321
Income tax expense	1,670	(196)	1,474

Net income	3,007	840	3,847
Income attributable to non-controlling interest	(24)	1	(23)

Net income attributable to the stockholder of Stanadyne Corporation	$2,983	$841	$3,824

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(2)    Restatement of Condensed Consolidated Financial Statements (concluded)

The effects of the restatements on the Stanadyne condensed consolidated statements of cash flows for the three month periods ended March 31, 2009 and 2008 follow:

	Three month period ended March 31, 2009
	Previously Reported	Adjustments	Restated
Cash flows from operating activities:
Net loss	$(4,493)	$(215)	$(4,708)
Amortization of deferred financing fees	510	(98)	412
Deferred income taxes	(661)	(162)	(823)
Changes in operating assets and liabilities	(15,851)	475	(15,376)

Net cash used in operating activities	(15,147)	—	(15,147)

	Three month period ended March 31, 2008
	Previously Reported	Adjustments	Restated
Cash flows from operating activities:
Net income	$3,007	$840	$3,847
Amortization of deferred financing fees	506	(101)	405
Deferred income taxes	192	(720)	(528)
Changes in operating assets and liabilities	(20,038)	(19)	(20,057)

Net cash used in operating activities	(11,059)	—	(11,059)

(3)	Inventories

Components of inventories are as follows:

	As of March 31, 2009 (Restated)	As of December 31, 2008 (Restated)
Raw materials and purchased parts	$12,005	$10,326
Work-in-process	10,603	10,792
Finished goods	6,881	5,528

	$29,489	$26,646

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(4)	Intangible and Other Assets

Major components of intangible and other assets at March 31, 2009 and December 31, 2008 are listed below:

	Holdings
	As of March 31, 2009		As of December 31, 2008
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
	(Restated)	(Restated)	(Restated)	(Restated)
Trademarks / trade names	$51,100	$—	$51,100	$—
Technology / patents	24,300	10,512	24,300	10,081
Customer contracts	15,252	7,097	15,252	6,715
Debt issuance costs	18,447	9,358	18,447	8,882
Other	1,849	75	1,781	74

	$110,948	$27,042	$110,880	$25,752

	Stanadyne
	As of March 31, 2009		As of December 31, 2008
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
	(Restated)	(Restated)	(Restated)	(Restated)
Trademarks / trade names	$51,100	$—	$51,100	$—
Technology / patents	24,300	10,512	24,300	10,081
Customer contracts	15,252	7,097	15,252	6,715
Debt issuance costs	16,090	8,526	16,090	8,112
Other	1,849	75	1,781	74

	$108,591	$26,210	$108,523	$24,982

Amortization expense of intangible assets for the Company, exclusive of the amortization of debt issuance costs, was $816 for the three months ended March 31, 2009 and 2008. Estimated annual amortization expense for the Company’s intangible assets is expected to be $3,249 in 2009, $3,160 in 2010, $2,944 in 2011, $2,816 in 2012 and $2,816 in 2013.

Amortization of debt discount and debt issuance costs is included as interest expense in the accompanying condensed consolidated statements of operations for Holdings of $3,225 and $2,909 for the three months ended March 31, 2009 and 2008, respectively. Amortization of debt issuance costs for Stanadyne was $412 and $405 for the three months ended March 31, 2009 and 2008, respectively. These amounts are included as interest expense in the accompanying restated condensed consolidated statements of operations.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(5)	Long-term Debt

Long-term debt consisted of:

	Holdings		Stanadyne
	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Revolving credit lines	$—	$—	$—	$—
Term Loans	15,000	15,000	15,000	15,000
Senior Subordinated Notes	160,000	160,000	160,000	160,000
Holdings Senior Discount Notes, net of unamortized discount of $4,214 and $6,966 at March 31, 2009 and December 31, 2008	95,786	93,034	—	—
SAPL debt, payable to India Overseas Bank through 2013, bearing interest at rates ranging from 8.88% to 9.00%	1,068	957	1,068	957
SCC debt, payable to Pudong Development Bank, bearing interest at 7.62%	439	440	439	440
SpA debt payable to Italian banks through 2009, bearing interest rates ranging from 6.00% to 4.6%	2,637	2,953	2,637	2,953

Long-term debt	274,930	272,384	179,144	179,350
Less current maturities of long-term debt	13,389	13,871	13,389	13,871

Long-term debt, excluding current maturities	$261,541	$258,513	$165,755	$165,479

(6)	Pension Plans, Defined Contribution Plan and Other Postretirement Health Care and Life Insurance Pension Plans

The Company has a noncontributory defined benefit pension plan for eligible domestic employees and also has two nonqualified plans, which are designed to supplement the benefits payable to designated employees. The components of the net periodic pension expense (income) for the periods shown are as follows:

	Three Months Ended March 31,
	2009 (Restated)	2008 (Restated)
Interest cost	$1,465	$1,436
Expected return on plan assets	(1,073)	(1,663)
Amortization of prior service costs	498	8

Net periodic pension expense (income)	$890	$(219)

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(6)	Pension Plans, Defined Contribution Plan and Other Postretirement Health Care and Life Insurance Pension Plans (continued)

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

The 401(k) plan expense representing the Company’s cost for matching contributions was $0.3 million and $0.5 million for the three months ended March 31, 2009 and 2008, respectively.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company estimates and records the liability associated with its manufactured products at the time they are sold. The changes in the Company’s warranty liability are provided below:

	Three Months Ended March 31,
	2009	2008 (Restated)
Warranty liability, beginning of period	$1,085	$2,386
Warranty expense based on products sold	204	240
Warranty claims paid	(159)	(1,321)

Warranty liability, end of period	$1,130	$1,305

The Company’s warranty accrual is included as a component of accrued liabilities on the condensed consolidated balance sheets.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(8)	Comprehensive (Loss) Income

Comprehensive (loss) income is as follows:

	Holdings
	Three Months Ended March 31,
	2009 (Restated)	2008 (Restated)
Net (loss) income	$(6,634)	$1,965
Other comprehensive income:
Foreign currency translation adjustments	77	735

Comprehensive (loss) income	$(6,557)	$2,700

	Stanadyne
	Three Months Ended March 31,
	2009 (Restated)	2008 (Restated)
Net (loss) income	$(4,592)	$3,824
Other comprehensive income:
Foreign currency translation adjustments	77	735

Comprehensive (loss) income	$(4,515)	$4,559

(9)	Segments

The Company has one reportable segment. Precision Products manufactures its own proprietary products including fuel pumps for diesel and gasoline engines, injectors and filtration systems for diesel engines, and various non-proprietary products manufactured under contract for other companies. The Company’s proprietary products currently account for the majority of Precision Products’ sales.

(10)	Subsequent Event

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(11)	Restated Supplemental Consolidating Condensed Financial Statements

The Notes issued August 6, 2004 by Stanadyne are guaranteed jointly, fully, severally and unconditionally by Precision Engine Products Corp. (the “Subsidiary Guarantor”) on a subordinated basis and are not guaranteed by SpA, SCC and SAPL (the “Non-Guarantor Subsidiaries”). We sold substantially all of the assets of the Subsidiary Guarantor on July 31, 2006 and discontinued its operations. As discussed in note 1, prior periods have been retroactively restated to conform to the 2009 presentation of non-controlling interest required by standards set forth on the Consolidation Topic of the FASB Accounting Standards Codification.

Supplemental consolidating condensed financial statements for Stanadyne (“Parent”), the Subsidiary Guarantor and the Non-Guarantor Subsidiaries are presented below. Separate complete financial statements of the Subsidiary Guarantor are not required.

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Balance Sheet March 31, 2009 (Restated)
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$29,196	$—	$1,335	$752	(a)	$31,283
Accounts receivable, net	22,074	—	4,627	—		26,701
Inventories	24,174	—	5,334	(19	) (a)	29,489
Other current assets	1,072	—	1,383	—		2,455

Total current assets	76,516	—	12,679	733		89,928
Property, plant and equipment, net	55,724	—	21,947	—		77,671
Intangible and other assets, net	218,994	—	6,131	(329	)(a)	224,796
Investment in subsidiaries	16,222	—	—	(16,222	)(b)	—

Total assets	$367,456	$—	$40,757	$(15,818)		$392,395

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$22,063	$—	$5,902	$(372	) (a)	$27,593
Current maturities of long-term debt and capital lease obligations	9,710	—	4,000	—		13,710

Total current liabilities	31,773	—	9,902	(372)		41,303
Long-term debt and capital lease obligations	165,290	—	1,225	—		166,515
Other non-current liabilities	68,856	—	8,062	(329	) (a)	76,589
Intercompany accounts	(4,702)	—	5,346	1,164	(a)	1,808	(c)
Total Stanadyne stockholder’s equity	106,239	—	16,222	(16,222	) (b)	106,239

Non-controlling interest	—	—	—	(59)		(59)
Total equity	106,239	—	16,222	(16,281)		106,180

Total liabilities and equity	$367,456	$—	$40,757	$(15,818)		$392,395

(a)	Amounts represent the adjustments to reflect the reporting of certain subsidiaries on a one month lag basis.
(b)	Elimination of investments in subsidiaries of the Parent.
(c)	Amount due to Stanadyne Holdings, Inc.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(11)	Restated Supplemental Consolidating Condensed Financial Statements (continued)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Balance Sheet Year Ended December 31, 2008 (Restated)
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
ASSETS
Cash and cash equivalents	$47,067	$—	$793	$984	(a)	$48,844
Accounts receivable, net	25,054	—	7,116	—		32,170
Inventories, net	21,143	—	5,403	100	(a)	26,646
Other current assets	1,800	—	761	—		2,561

Total current assets	95,064	—	14,073	1,084		110,221
Property, plant and equipment, net	58,497	—	22,436	—		80,933
Intangible and other assets, net	220,153	—	6,127	(329	) (a)	225,951
Investment in subsidiaries	16,909	—	—	(16,909	) (b)	—

Total assets	$390,623	$—	$42,636	$(16,154)		$417,105

LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$39,065	$—	$8,026	$(264	) (a)	$46,827
Current maturities of long-term debt and capital lease obligations	10,000	—	4,187	—		14,187

Total current liabilities	49,065	—	12,213	(264)		61,014
Long-term debt and capital lease obligations	165,000	—	479	—		165,479
Other non-current liabilities	69,246	—	9,030	(330	) (a)	77,946
Intercompany accounts	(3,442)	—	4,005	1,308	(a)	1,871	(c)
Total Stanadyne equity	110,754	—	16,909	(16,909	) (b)	110,754

Non-controlling interest	—	—	—	41		41
Total equity	110,754	—	16,909	(16,868)		110,795

Total liabilities and stockholder’s equity	$390,623	$—	$42,636	$(16,154)		$417,105

(a)	Amounts represent the adjustments to reflect the reporting of certain subsidiaries on a one month lag basis.
(b)	Elimination of investments in subsidiaries of the Parent.
(c)	Amount due to Stanadyne Holdings, Inc.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(11)  Restated Supplemental Consolidating Condensed Financial Statements (continued)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Operations Three Months Ended March 31, 2009 (Restated)
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$36,806	$—	$4,576	$(1,041	) (a)	$40,341
Cost of goods sold	28,574	—	5,919	(985	) (a)	33,508

Gross profit (loss)	8,232	—	(1,343)	(56)		6,833
Selling, general, administrative and other operating expenses	7,879	—	716	—		8,595

Operating income (loss)	353	—	(2,059)	(56)		(1,762)
Interest expense	4,382	—	138	—		4,520

Loss from operations before income tax benefit and non-controlling interest	(4,029)	—	(2,197)	(56)		(6,282)
Subsidiary losses	1,625	—	—	(1,625	) (b)	—
Income tax benefit	(1,002)	—	(572)	—		(1,574)

Net loss	(4,652)	—	(1,625)	1,569		(4,708)
Less: Net (loss) attributed to non-controlling interest	—	—	—	116		116

Net (loss) income attributed to Stanadyne Corporation	$(4,652)	$—	$(1,625)	$1,685		$(4,592)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Operations Three Months Ended March 31, 2008 (Restated)
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$67,648	$—	$8,166	$(2,433	) (a)	$73,381
Cost of goods sold	47,266	—	8,182	(2,445	) (a)	53,003

Gross profit (loss)	20,382	—	(16)	12		20,378
Selling, general, administrative and other operating expenses	9,554	—	906	—		10,460

Operating income (loss)	10,828	—	(922)	12		9,918
Interest expense	4,499	—	98	—		4,597

Income (loss) from continuing operations before income tax expense (benefit) and non-controlling interest	6,329	—	(1,020)	12		5,321
Subsidiary losses	733	—	—	(733	) (a)	—
Income tax expense (benefit)	1,761	—	(287)	—		1,474

Net income (loss)	3,835	—	(733)	745		3,847
Less: Net income attributed to non-controlling interest	—	—	—	(23)		(23)

Net income (loss) attributed to Stanadyne Corporation	$3,835	$—	$(733)	$722		$3,824

(a) Elimination of intercompany sales and cost of goods sold.

(b) Elimination of investments in subsidiaries of the Parent.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(11)	Restatement of Condensed Consolidated Financial Statements (continued)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Cash Flows Three Months Ended March 31, 2009 (Restated)
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Cash flows from operating activities:
Net loss	$(4,652)	$—	$(1,625)	$1,569		$(4,708)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,332	—	995	—		5,327
Amortization of deferred financing fees	412	—	—	—		412
Loss on disposal of property and equipment	—	—	5	—		5
Stock-based compensation expense	16	—	—	—		16
Deferred tax benefit	(192)	—	(631)	—		(823)
Subsidiary losses	1,625	—	—	(1,625	) (b)	—
Changes in operating assets and liabilities	(15,152)	—	1,736	(1,960	) (a)	(15,376)

Net cash (used in) provided by operating activities	(13,611)	—	480	(2,016)		(15,147)

Cash flows from investing activities:
Capital expenditures	(1,757)	—	(574)	—		(2,331)
Investment in Subsidiary	(2,514)	—	—	(2,514	) (b)	—

Net cash (used in) provided by investing activities	(4,271)	—	(574)	(2,514)		(2,331)

Cash flows from financing activities:
Payments on debt	—	—	(240)	—		(240)

Investment from Parent	—	—	888	(888	) (b)	—
Net cash used in financing activities	—	—	648	(888)		(240)

Net decrease in cash and cash equivalents	(17,882)	—	554	(390)		(17,718)
Effect of exchange rate changes on cash	11	—	(12)	158		157
Cash and cash equivalents at beginning of period	47,067	—	793	984		48,844

Cash and cash equivalents at end of period	$29,196	$—	$1,335	$752		$31,283

(a)	Amounts represent the adjustments to reflect the reporting of certain subsidiaries on a one month lag basis.
(b)	Elimination of investments in subsidiaries of the Parent.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(11)	Restated Supplemental Consolidating Condensed Financial Statements (concluded)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Cash Flows Three Months Ended March 31, 2008 (Restated)
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Cash flows from operating activities:
Net income (loss)	$3,835	$—	$(733)	$745		$3,847
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,293	—	955	—		5,248
Amortization of debt discount and deferred financing fees	405	—	—	—		405
Stock-based compensation expense	26	—	—	—		26
Deferred tax expense ( benefit )	(136)	—	(392)	—		(528)
Subsidiary losses	733	—	—	(733	) (b)	—
Changes in operating assets and liabilities	(18,072)	—	(2,625)	640	(a)	(20,057)

Net cash used in operating activities	(8,916)	—	(2,795)	652		(11,059)

Cash flows from investing activities:
Capital expenditures	(2,089)	—	(731)	—		(2,820)

Net cash used in investing activities	(2,089)	—	(731)	—		(2,820)

Cash flows from financing activities:
Net proceeds from debt	—	—	2,105	—		2,105
Payments on capital lease obligations	—	—	(73)	—		(73)

Net cash provided by financing activities	—	—	2,032	—		2,032

Net (decrease) increase in cash and cash equivalents	(11,005)	—	(1,494)	652		(11,847)
Effect of exchange rate changes on cash	10	—	18	(56)		(28)
Cash and cash equivalents at beginning of period	34,900	—	1,915	896		37,711

Cash and cash equivalents at end of period	$23,905	$—	$439	$1,492		$25,836

(a)	Amounts represent the adjustments to reflect the reporting of certain subsidiaries on a one month lag basis.
(b)	Elimination of investments in subsidiaries of the Parent.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In connection with the preparation of the consolidated financial statements of Holdings and Stanadyne for the fiscal year ended December 31, 2009, certain errors were identified that affected the Company’s reported results for the fiscal years ended December 31, 2004 through 2008 as well as the first three quarters of 2008 and 2009. The errors are more fully described in the Explanatory Note to this Quarterly Report on Form 10-Q/A and Note 2 of our consolidated financial statements included in Item 1 of this report. The Company has restated its condensed consolidated financial statements for each of the three month periods ended March 31, 2009 and 2008 to correct these errors. The following tables and analyses have been restated to reflect the restated financial statement amounts.

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

The onset of a global economic recession in late 2008 resulted in a significant downturn in demand for our products in the first quarter of 2009. In addition to lower end market demand for our products in the agriculture, construction and automotive industries, customer demand in the first quarter of 2009 was further depressed by inventory reductions throughout the supply chain. Our original equipment manufacturer (“OEM”) and service customers continued to adjust orders downward through most of the first quarter. Our sales in the first quarter of 2009 were $40.3 million, reflecting a decrease of $33.1 million and 45% from the first quarter of 2008 sales of $73.4 million. OEM and service sales were 53% and 35% less, respectively, than the first quarter sales in 2008.

The $33.1 million reduction in first quarter sales required significant cost reduction actions in all of our locations in the first quarter of 2009.

•	Permanent staff reductions in our U.S. operations totaled approximately 400 and resulted in severance benefits of $0.7 million.

•	Operations were suspended for periods of 2-3 weeks each month during the first quarter of 2009 in our factories in Italy, China and India.

•	Wage and salary reductions ranging from 3% to15% were instituted on March 1, 2009 for all U.S. personnel.

•	Austerity measures were implemented targeting cost reductions in areas including utilities, travel, benefits, professional fees and other services.

Our gross profit in the first quarter of 2009 decreased to $6.8 million and 16.9% of net sales, as compared to $20.4 million and 27.8% of net sales in the first quarter of 2008. The reduction in gross profit was driven by lower sales volumes, partially offset by cost reduction actions instituted during the quarter. Management will continue to balance the need for additional cost reductions with maintaining sufficient resources to pursue new customer and product programs, and to complete reorganization activities.

Despite the lower levels of business, lower working capital requirements in the first quarter of 2009 helped limit cash consumed by operations to $15.1 million. Cash on hand totaled $31.3 million as of March 31, 2009, reflecting a decrease of $17.7 million since December 31, 2008. Availability under the U.S.-based Revolving Credit Facility totaled $23.6 million as of March 31, 2009. The Company is currently engaged in discussions with lenders to replace the existing credit facility before it expires on August 5, 2009.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

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

	Holdings
	Three Months Ended March 31, 2009 (Restated)		Three Months Ended March 31, 2008 (Restated)
	$	%	$	%
Net sales	40,341	100.0	73,381	100.0
Cost of goods sold	33,508	83.1	53,003	72.2
Gross profit	6,833	16.9	20,378	27.8
SG&A	7,601	18.8	9,468	12.9
Amortization of intangibles	816	2.0	816	1.1
Management fees	188	0.5	188	0.3
Operating (loss) income	(1,772)	(4.4)	9,906	13.5
Net (loss) income attributable to Holdings	(6,634)	(16.4)	1,965	2.7

	Stanadyne
	Three Months Ended March 31, 2009 (Restated)		Three Months Ended March 31, 2008 (Restated)
	$	%	$	%
Net sales	40,341	100.0	73,381	100.0
Cost of goods sold	33,508	83.1	53,003	72.2
Gross profit	6,833	16.9	20,378	27.8
SG&A	7,591	18.8	9,456	12.9
Amortization of intangibles	816	2.0	816	1.1
Management fees	188	0.5	188	0.3
Operating (loss) income	(1,762)	(4.4)	9,918	13.5
Net (loss) income attributable to Stanadyne	(4,592)	(11.4)	3,824	5.2

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Comparison of Results of Operations:

The Three Months Ended March 31, 2009 for Holdings and Stanadyne Compared to

The Three Months Ended March 31, 2008 for Holdings and Stanadyne

Net Sales. Sales in the first quarter of 2009 totaled $40.3 million and were $33.1 million or 45.0% less than sales of $73.4 million in the first quarter of 2008. The global recession resulted in lower customer demand across the board for all of our diesel fuel injection products in the first quarter of 2009. We experienced sales reductions to our major customers between 30% and 90% when compared to the same period in 2008. Sales to the OEM market decreased by $21.7 million or 52.6%, and sales to the service markets decreased by $11.4 million or 35.3%.

Sales to our OEM customers totaled $19.6 million and represented 48.5% of our first quarter 2009 revenues, reflecting a reduction of 7.7% from 56.2% in the first quarter of 2008. OEM sales to Deere and Company (“Deere”) were $9.5 million less in the first quarter of 2009 when compared to the first quarter of 2008 due to depressed end market demand in their agriculture and construction businesses. Demand from all of our other OEM customers was also lower in the first quarter of 2009 when compared to the same period in 2008. Only sales of our high pressure gasoline injection pump to Daimler-Benz (“Daimler”) increased by $1.8 million in the first quarter of 2009 when compared to the first quarter of 2008, as the product offering was expanded to include the Mercedes C and E-class vehicles.

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

Costs of Goods Sold and Gross Profit. Gross profit totaled $6.8 million and 16.9% of net sales in the first quarter of 2009, as compared to $20.4 million and 27.8% of net sales in the first quarter of 2008. Lower sales volume in both the OEM and service markets resulted in $15.2 million lower gross profit in the first quarter of 2009, and was partially offset by aggressive cost reduction actions taken in response to the impact the economic recession has had on our businesses. The manufacturing and support staff in all locations was reduced to more closely match the lower sales demand in the first quarter of 2009. A combination of permanent and temporary layoffs, wage and salary reductions, elimination of overtime premiums, and suspension of certain employee benefits resulted in $2.5 million lower labor costs in the first quarter of 2009 when compared to the same period of 2008. Severance costs related to the permanent staff reductions totaled $0.3 million in the first quarter of 2009. These savings were partially offset by $0.4 million higher overhead costs in the first quarter of 2009 in our China facility, as compared to the first quarter 2008 pre-production period. Despite the cost reduction actions taken in the first quarter of 2009 the gross profit percentage decreased to 16.9% because of the relatively unchanged levels of fixed cost, including depreciation expense.

Selling, General and Administrative Expenses (“SG&A”). SG&A decreased by $1.9 million from $9.5 million and 12.9% of net sales in the first quarter of 2008 to $7.6 million and 18.8% of first quarter sales in 2009. We responded to the depressed business levels in the first quarter of 2009 by reducing staff, implementing a graduated salary reduction of 4-15%, and suspending certain employee benefits to generate a combined savings of $0.8 million when compared to SG&A costs in the first quarter of 2008. Additional savings generated in the first quarter of 2009 included $0.2 million lower R&D spending and $0.2 million lower freight on sales. Favorable cost trends in the retiree health benefit plans also resulted in $0.2 million lower SG&A costs in the first quarter of 2009.

Amortization of Intangible Assets. Amortization of intangible assets totaled $0.8 million in the first quarter of 2009 and was unchanged from the amount for the first quarter of 2008.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Operating (Loss) Income. Our operating loss in the first quarter of 2009 totaled $1.8 million and 4.4% of net sales as compared to operating income of $9.9 million and 13.5% of net sales in the first quarter of 2008. This $11.7 million decrease in first quarter operating profit resulted primarily from $13.6 million lower gross profit partially offset by $1.9 million lower SG&A.

Net (Loss) Income. Net loss for Stanadyne in the first quarter of 2009 totaled $4.6 million and 11.4% of net sales versus net income of $3.8 million and 5.2% of net sales in the first quarter of 2008. The $8.4 million decrease was due to $13.6 million lower gross profit, partially offset by $1.9 million lower SG&A, $0.1 million lower interest expense and favorable changes in income tax expense (benefit) of $3.2 million.

Net loss for Holdings in the first quarter of 2009 totaled $6.6 million and was $2.0 million less than the net income reported for Stanadyne due to $2.8 million of additional interest expense on the Discount Notes, partially offset by $0.8 million of income tax benefits.

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

Holdings has failed to comply with the reporting covenant contained in the indenture governing the Senior Discount Notes and Stanadyne has failed to comply with the reporting covenant contained in the indenture governing the Notes insofar as the Company did not, within the time period specified in the SEC’s rules and regulations, file with the SEC or furnish to the bondholders a) the Company’s annual financial information for the fiscal year ended December 31, 2009 and a report on the annual financial statements by the Companies’ certified independent accountants as required under the indentures or b) the Company’s Quarterly Report on Form 10-Q for the interim period ended March 31, 2010. The delay in the filing of these reports for each of Holdings and Stanadyne is due to the restatement described in this report. While the Company believes the filing of the Annual Report on June 21, 2010 has cured the failure to so file the Annual Report on Form 10-K for the fiscal year ended December 31, 2009, the Company has not yet filed its Quarterly Report on Form 10-Q for the interim period ended March 31, 2010. As a result, the trustee or holders of at least 25% of the aggregate principal amount of the notes under either of the indentures may notify Stanadyne or Holdings, as applicable, of its failure to comply with the reporting covenant of the applicable indenture, in which case Stanadyne or Holdings, as applicable, will have 60 days in which to cure such failure. No such notice has been received through the date of this filing.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Cash Flows From Operating Activities. Stanadyne’s cash flows from operating activities consumed $15.1 million in cash during the three months ended March 31, 2009 as compared to $11.1 million during the same period of 2008. Lower operating profit in the first three months of 2009 was partially offset by lower cash requirements for working capital accounts.

Changes in asset and liability accounts, primarily working capital accounts, required $4.7 million less cash in the first three months of 2009 versus the comparable period in 2008.

•

Cash flows from changes in accounts receivable were $11.9 greater in the first three months of 2009, as customer receivables were commensurate with the lower levels of sales in the first three months of 2009 as compared to the same period in 2008.

•

Cash flows from growth in first quarter inventory levels required $1.3 million more cash in the first three months of 2009 as compared to the first three months of 2008. Inventory levels at the end of the first quarter of 2009 were not entirely aligned with this decreased demand, as reflected in a deterioration in first quarter turnover to 6.4x in 2009 from 7.5x in 2008. We were unable to reduce the inflow of materials from our growing international supply base to match the rapid downturn in first quarter customer demand.

•

Cash flows from changes in accounts payable balances consumed $0.8 million more cash in the first three months of 2009 than the same period in 2008. The year-to-year change reflects declining accounts payable balances on reduced business levels in the first quarter of 2009.

•

Cash flows from changes in other accrued liabilities in the first three months of 2009 consumed $5.1 million more cash than in the comparable period of 2008 due primarily to differences in timing of cash disbursements for 2008 income taxes and certain accruals.

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

Cash flows from financing activities in our foreign operations in the first three months of 2009 included a $0.2 million increase in overdraft borrowings at SpA as well as payments of capital lease obligations totaling $0.1 million. Increased overdraft borrowings at SpA were used to support working capital requirements. Cash flows from financing activities in SAPL provided $0.1 million in cash from increased borrowings from the revolving credit loan with Indian Overseas Bank to meet working capital needs.

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

The Company contributed $0.5 million to the Pension Plan during the first three months of 2009 and expects the minimum required contributions to the Pension Plan to total approximately $2.4 million in 2009. The Company contributed $0.7 million to the Pension Plan in the first quarter of 2008 and $3.1 million for the full year of 2008.

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

•

the impact of the material weaknesses on our ability to report our financial condition and results of operations accurately or on a timely basis, including with respect our delay in providing timely reports under our indentures;

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

Foreign Currency Risk. The Company has operating subsidiaries in China, Italy, and India and therefore is exposed to changes in foreign currency exchange rates. Changes in exchange rates may positively or negatively affect the Company’s sales, gross margins, and retained earnings. However, historically, these locations have contributed less than 15% of the Company’s net sales, with most of these sales attributable to the Italian subsidiary. The Company also sells its products from the United States to foreign customers for payment in foreign currencies as well as U.S. dollars. Foreign currency exchange for the three months ended March 31, 2009 and 2008 were net losses less than $0.1 million. The Company does not hedge against foreign currency risk.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

ITEM 4T:	CONTROLS AND PROCEDURES (RESTATED)

Restatement

(a) Background

In connection with the preparation of the consolidated financial statements of Holdings and Stanadyne for the fiscal year ended December 31, 2009, certain errors were identified that affected the Company’s reported results for the fiscal years ended December 31, 2004 through 2008 as well as the first three quarters of 2008 and 2009. The errors, which are more fully described in the Explanatory Note to this Quarterly Report on Form 10-Q/A and Note 2 of our unaudited condensed consolidated financial statements included in Item 1 of this report, primarily related to the following:

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

The Company’s unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q have been restated to correct the identified errors.

(b) Evaluation of disclosure controls and procedures

Holdings

At the time of our Original Filing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009. Subsequent to that evaluation, our management, including the President and Chief Financial Officer, has re-evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of the period covered by this report. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (“Exchange Act”)) include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and including that such information is accumulated and communicated to management, including the President and Chief Financial Officer of Holdings, as appropriate, to allow timely decisions regarding required disclosure. Based on this re-evaluation and in connection therewith, the restatement of previously issued financial statements described above and the identification of a material weakness in internal control over financial reporting described below, the President and Chief Financial Officer of Holdings have concluded that Holdings’ disclosure controls and procedures were not effective as of March 31, 2009.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Holdings’ annual or interim financial statements will not be prevented or detected on a timely basis.

Holdings did not maintain effective controls to ensure completeness, valuation, and appropriate presentation and disclosure over certain accounts described below, which led to the misstatement of its financial statements and related financial disclosures for the years ended December 31, 2008 and 2007 and for the first three quarters of 2009 and 2008. Management has concluded that (a) Holdings lacks sufficient accounting professionals with necessary knowledge, experience and training to adequately account for and perform adequate supervisory reviews of certain significant and primarily non-routine transactions and technical accounting matters and (b) Holdings lacks adequate controls regarding training in the relevant accounting guidance, review, and documentation of certain complex, and primarily non-routine accounting transactions and review of required accounting disclosures. Collectively, these factors resulted in the misapplication of accounting principles primarily impacting several accounts including cost of goods sold, interest expense and income taxes as reported on our consolidated statements of operations and inventories, pension liabilities, deferred debt origination costs, certain components of other comprehensive income, goodwill and deferred income taxes as reported on our consolidated balance sheets. Because these control deficiencies could result in misstatements of the aforementioned accounts or other accounts not noted and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected, management has determined that these control deficiencies constitute a material weakness.

Stanadyne

At the time of our Original Filing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009. Subsequent to that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, has re-evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of the period covered by this report. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and including that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Stanadyne, as appropriate to allow timely decisions regarding required disclosure. Based on this re-evaluation and in connection therewith, the restatement of previously issued financial statements described above and the identification of a material weakness in internal control over financial reporting described below, the Chief Executive Officer and Chief Financial Officer of Stanadyne have concluded that Stanadyne’s disclosure controls and procedures were not effective as of March 31, 2009.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Stanadyne’s annual or interim financial statements will not be prevented or detected on a timely basis.

Stanadyne did not maintain effective controls to ensure completeness, valuation and appropriate presentation and disclosure over certain accounts described below, which led to the misstatement of its financial statements and related financial disclosures for the years ended December 31, 2008 and 2007 and for the first three quarters of 2009 and 2008. Management has concluded that (a) Stanadyne lacks sufficient accounting professionals with necessary

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

knowledge, experience and training to adequately account for and perform adequate supervisory reviews of certain significant and primarily non-routine transactions and technical accounting matters and (b) Stanadyne lacks adequate controls regarding training in the relevant accounting guidance, review, and documentation of certain complex, and primarily non-routine accounting transactions and review of required accounting disclosures. Collectively, these factors resulted in the misapplication of accounting principles primarily impacting several accounts including cost of goods sold, interest expense and income taxes as reported on our consolidated statements of operations and inventories, pension liabilities, deferred debt origination costs, certain components of other comprehensive income, goodwill and deferred income taxes as reported on our consolidated balance sheets. Because these control deficiencies could result in misstatements of the aforementioned accounts or other accounts not noted and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected, management has determined that these control deficiencies constitute a material weakness.

(c) Changes in internal control over financial reporting

There were no changes in internal control over financial reporting that occurred during the first quarter that have materially affected, or are reasonably likely to affect, Holdings’ internal control over financial reporting.

There were no changes in internal control over financial reporting that occurred during the first quarter that have materially affected, or are reasonably likely to affect, Stanadyne’s internal control over financial reporting.

(d) Remediation Plan

Holdings

As of the date of the filing of this Form 10-Q/A, Holdings had not completed the remediation of the material weakness. We have initiated the following action steps:

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Stanadyne

As of the date of the filing of this Form 10-Q/A, Stanadyne had not completed the remediation of the material weakness. We have initiated the following action steps:

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

The discussion and analysis of our financial condition, results of operations and cash flows for the three months ended March 31, 2009 should be read in conjunction with the risk factors contained in Part I – Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 as well the additional risk factors described below.

Failure to maintain effective internal controls over financial reporting may lead investors and other users to lose confidence in our financial data.

Maintaining effective internal controls over financial reporting is necessary for us to produce reliable financial statements. In evaluating the effectiveness of its internal controls over financial reporting as of December 31, 2009, management concluded that there was a material weakness in internal control over financial reporting related to the insufficiency of the Company’s accounting professionals’ experience and knowledge in reviewing significant non-routine transactions and technical accounting matters. This material weakness led to the need for the restatement of the Company’s financial statements for the years ended December 31, 2004 through 2008 and for the first three quarters of 2008 and 2009 and the failure of the Company to file its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and its Quarterly Report on Form 10-Q for the interim period ended March 31, 2010 on a timely basis.

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

Holdings has failed to comply with the reporting covenant contained in the indenture governing the Senior Discount Notes (as defined below) and Stanadyne has failed to comply with the reporting covenant contained in the indenture governing the Notes (as defined below) insofar as the Company did not, within the time period specified in the SEC’s rules and regulations, file with the SEC or furnish to the noteholders a) the Company’s Quarterly Report on Form 10-Q for the interim period ended March 31, 2010. The delay in the filing of this report for each of Holdings and Stanadyne is due to the restatement described in this report. As a result, the trustee or holders of at least 25% of the aggregate principal amount of the notes under either of the indentures may notify Stanadyne or Holdings, as applicable, of its failure to comply with the reporting covenant of the applicable indenture, in which case Stanadyne or Holdings, as applicable, will have 60 days in which to cure such failure. While the Company has not received any such notice from the trustee or the requisite noteholders as of the date of this filing, there can be no assurance that the Company will not receive such notice or that, if the Company does receive such notice, that the Company will be able to file its Quarterly Report on Form 10-Q for the interim period ended March 31, 2010 within 60 days of receipt of such notice.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

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

Stanadyne Holdings, Inc.
(Registrant)

Date: August 13, 2010	/s/ Stephen S. Langin
Stephen S. Langin
Chief Financial Officer

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stanadyne Corporation
(Registrant)
Date: August 13, 2010

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