Form 10-Q/A
period 2009-06-30
STANADYNE CORP; Stanadyne Holdings, Inc.
filed 2010-08-26
CIK 1053439, 1323274

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

We are filing this Amended Quarterly Report on Form 10-Q/A (the “Amended Filing” or “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the three and six-month periods ended June 30, 2009 (the “Original Filing”) to amend and restate our unaudited condensed consolidated financial statements and related disclosures for the three and six-month periods ended June 30, 2009 and 2008, as discussed in Note 2 to the accompanying restated unaudited condensed consolidated financial statements. The Original Filing was filed with the Securities and Exchange Commission (“SEC”) on August 14, 2009.

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

Restated Financial Information

On June 21, 2010, we filed our 2009 Annual Report on Form 10-K which included restated financial statements as of January 1, 2007 and for the years ended December 31, 2008 and 2007 reflecting the correction of the errors noted above. On August 13, 2010 we filed our amended Quarterly Report on Form 10-Q/A for the three month period ended March 31, 2009. With this amendment to our Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2009, we are concurrently filing an amendment to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009. The amendments to our Quarterly Reports on Form 10-Q are being filed to restate our unaudited condensed consolidated financial statements and related financial information for the year to date and quarterly periods ended June 30, 2009 and September 30, 2009 as well as for the comparative corresponding 2008 quarterly periods.

Internal Controls

In connection with the restatement of the Company’s consolidated financial statements, management has identified control deficiencies in its internal controls that constitute a material weakness as discussed in Item 4T of this Amended Report. If not remediated, these control deficiencies could result in future material misstatements to the Company’s consolidated financial statements. Accordingly, management determined that these control deficiencies represented a material weakness in internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected and corrected on a timely basis. Management has also determined that the Company’s disclosure controls and procedures were ineffective as of June 30, 2009. For a discussion of management’s consideration of the Company’s disclosure controls and procedures and material weakness identified, see Item 4T of this Amended Filing.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

RESTATED CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)

	June 30, 2009	December 31, 2008
ASSETS	(Restated)	(Restated)
Current assets:
Cash and cash equivalents	$30,594	$49,010
Accounts receivable, net of allowance for uncollectible accounts of $219 as of June 30, 2009 and $209 as of December 31, 2008	28,117	32,171
Inventories, net	26,224	26,646
Prepaid expenses and other assets	1,120	1,657
Deferred income taxes	1,247	904

Total current assets	87,302	110,388
Property, plant and equipment, net	76,655	80,933
Goodwill	143,068	142,410
Intangible and other assets, net	82,770	85,128

Total assets	$389,795	$418,859

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$12,514	$18,396
Accrued liabilities	19,014	28,446
Current maturities of long-term debt	9,778	13,871
Current portion of capital lease obligations	472	316

Total current liabilities	41,778	61,029
Long-term debt, excluding current maturities	259,041	258,513
Deferred income taxes	9,270	12,085
Capital lease obligations, excluding current portion	1,100	830
Other non current liabilities	56,396	55,279

Total liabilities	367,585	387,736

Commitments and contingencies
Equity:
Stanadyne Holdings, Inc. stockholders’ equity:
Common stock, par value $.01, 150,000,000 authorized shares, 106,505,081 issued shares, and 105,815,081 and 106,027,581 outstanding shares as of June 30, 2009 and December 31, 2008, respectively	1,065	1,065
Additional paid-in capital	54,254	54,222
Accumulated other comprehensive loss	(11,496)	(12,797)
Accumulated deficit	(20,739)	(11,073)
Treasury stock, at cost, 690,000 and 477,500 shares as of June 30, 2009 and December 31, 2008, respectively	(557)	(335)

Total Stanadyne Holdings, Inc. stockholders’ equity	22,527	31,082
Non-controlling interest	(317)	41

Total equity	22,210	31,123

Total liabilities and equity	$389,795	$418,859

See notes to restated condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

RESTATED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
	(Restated)	(Restated)
Net sales	$47,520	$74,555
Cost of goods sold	35,206	54,381

Gross profit	12,314	20,174
Selling, general and administrative expenses	7,610	9,677
Amortization of intangible assets	809	818
Management fees	187	187

Operating income	3,708	9,492
Interest expense	7,502	7,213

(Loss) income from operations before income tax (benefit) expense	(3,794)	2,279
Income tax (benefit) expense	(556)	1,271

Net (loss) income	(3,238)	1,008
Less: net loss attributable to non-controlling interest	206	39

Net (loss) income attributable to the stockholders of Stanadyne Holdings, Inc.	$(3,032)	$1,047

See notes to restated condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

RESTATED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
	(Restated)	(Restated)
Net sales	$87,861	$147,936
Cost of goods sold	68,714	107,384

Gross profit	19,147	40,552
Selling, general and administrative expenses	15,211	19,145
Amortization of intangible assets	1,625	1,634
Management fees	375	375

Operating income	1,936	19,398
Interest expense	14,835	14,312

(Loss) income from operations before income tax (benefit) expense	(12,899)	5,086
Income tax (benefit) expense	(2,911)	2,090

Net (loss) income	(9,988)	2,996
Less: net loss attributable to non-controlling interest	322	16

Net (loss) income attributable to the stockholders of Stanadyne Holdings, Inc.	$(9,666)	$3,012

See notes to restated condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

RESTATED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
	(Restated)	(Restated)
Cash flows from operating activities:
Net (loss) income	$(9,988)	$2,996
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	10,840	10,619
Amortization of debt discount and deferred financing fees	6,590	5,875
Stock-based compensation expense	31	51
Deferred income taxes	(3,158)	(2,899)
Loss on disposal of property, plant and equipment	—	56
Changes in operating assets and liabilities	(8,532)	(15,763)

Net cash (used in) provided by operating activities	(4,217)	935

Cash flows from investing activities:
Capital expenditures	(4,073)	(4,723)

Net cash used in investing activities	(4,073)	(4,723)

Cash flows from financing activities:
Payment on U.S. term loans	(9,710)	(6,200)
Proceeds from foreign term loans	—	480
Payments on foreign term loans	(75)	(146)
Proceeds from foreign overdraft facilities	264	2,260
Payments on capital lease obligations	(226)	(90)
Proceeds from exercise of stock options	—	12
Purchase of treasury stock	(223)	(66)

Net cash used in financing activities	(9,970)	(3,750)

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(18,260)	(7,538)
Effect of exchange rate changes on cash	(156)	(21)
Cash and cash equivalents at beginning of period	49,010	37,950

Cash and cash equivalents at end of period	$30,594	$30,391

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:

During the six months ended June 30, 2009 and 2008, Stanadyne Corporation entered into capital leases for new equipment resulting in capital lease obligations of $536 and $944, respectively.

See notes to restated condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

RESTATED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity	Non- controlling Interest	Total Equity
	Shares	Amount				Shares	Amount
Restated balance – December 31, 2007	106,430,081	$1,064	$54,085	$7,247	$(13,297)	365,000	$(229)	$48,870	$122	$48,992
Common stock issued	15,000		7					7		7
Purchase of treasury stock, at cost						65,000	(56)	(56)		(56)
Stock compensation expense			26					26		26
Comprehensive income:
Restated net income					1,965			1,965	23	1,988
Restated foreign currency translation adjustment				735				735	(1)	734
Total comprehensive income								2,700	22	2,722

Restated balance – March 31, 2008	106,445,081	1,064	54,118	7,982	(11,332)	430,000	(285)	51,547	144	51,691
Common stock issued	10,000		5					5		5
Purchase of treasury stock, at cost						10,000	(10)	(10)		(10)
Stock compensation expense			26					26		26
Comprehensive income:
Restated net income					1,047			1,047	(39)	1,008
Restated foreign currency translation adjustment				496				496	(7)	489
Total comprehensive income								1,543	(46)	1,497

Restated balance – June 30, 2008	106,455,081	$1,064	$54,149	$8,478	$(10,285)	440,000	$(295)	$53,111	$98	$53,209

Restated balance – December 31, 2008	106,505,081	$1,065	$54,222	$(12,797)	$(11,073)	477,500	$(335)	$31,082	$41	$31,123
Purchase of treasury stock, at cost						212,500	(222)	(222)		(222)
Stock compensation expense			16					16		16
Comprehensive income:
Restated net loss					(6,634)			(6,634)	(116)	(6,750)
Restated foreign currency translation adjustment				77				77	16	93
Total comprehensive income								(6,557)	(100)	(6,657)

Restated balance – March 31, 2009	106,505,081	1,065	54,238	(12,720)	(17,707)	690,000	(557)	24,319	(59)	24,260
Purchase of treasury stock, at cost
Stock compensation expense			16					16		16
Comprehensive income:
Restated net loss					(3,032)			(3,032)	(206)	(3,238)
Restated foreign currency translation adjustment				1,224				1,224	(52)	1,172
Total comprehensive income								(1,808)	(258)	(2,066)

Restated balance – June 30, 2009	106,505,081	$1,065	$54,254	$(11,496)	$(20,739)	690,000	$(557)	$22,527	$(317)	$22,210

See notes to restated condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

RESTATED CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)

	June 30, 2009	December 31, 2008
ASSETS	(Restated)	(Restated)
Current assets:
Cash and cash equivalents	$30,593	$48,844
Accounts receivable, net of allowance for uncollectible accounts of $219 as of June 30, 2009 and $209 as of December 31, 2008	28,117	32,170
Inventories, net	26,224	26,646
Prepaid expenses and other assets	1,120	1,657
Deferred income taxes	1,247	904

Total current assets	87,301	110,221
Property, plant and equipment, net	76,655	80,933
Goodwill	143,068	142,410
Intangible and other assets, net	81,307	83,541

Total assets	$388,331	$417,105

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$12,514	$18,394
Accrued liabilities	19,060	28,433
Current maturities of long-term debt	9,778	13,871
Current portion of capital lease obligations	472	316

Total current liabilities	41,824	61,014
Long-term debt, excluding current maturities	160,424	165,479
Deferred income taxes	20,568	21,837
Capital lease obligations, excluding current portion	1,100	830
Other non-current liabilities	56,396	55,279
Due to Stanadyne Holdings, Inc.	1,803	1,871

Total liabilities	282,115	306,310

Commitments and contingencies
Equity:
Stanadyne Corporation stockholder’s equity
Common stock, par value $.01, authorized 10,000 shares, issued and outstanding 1,000 shares	—	—
Additional paid-in capital	105,000	105,000
Accumulated other comprehensive loss	(11,495)	(12,797)
Retained earnings	13,028	18,551

Total Stanadyne Corporation stockholder’s equity	106,533	110,754
Non-controlling interest	(317)	41

Total equity	106,216	110,795

Total liabilities and equity	$388,331	$417,105

See notes to restated condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

RESTATED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
	(Restated)	(Restated)
Net sales	$47,520	$74,555
Cost of goods sold	35,206	54,381

Gross profit	12,314	20,174
Selling, general and administrative expenses	7,590	9,663
Amortization of intangible assets	809	817
Management fees	187	187

Operating income	3,728	9,507
Interest expense	4,609	4,640

(Loss) income from operations before income tax expense	(881)	4,867
Income tax expense	256	1,980

Net (loss) income	(1,137)	2,887
Less: net loss attributable to non-controlling interest	206	39

Net (loss) income attributable to the stockholder of Stanadyne Corporation	$(931)	$2,926

See notes to restated condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

RESTATED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
	(Restated)	(Restated)
Net sales	$87,861	$147,936
Cost of goods sold	68,714	107,384

Gross profit	19,147	40,552
Selling, general and administrative expenses	15,181	19,119
Amortization of intangible assets	1,625	1,633
Management fees	375	375

Operating income	1,966	19,425
Interest expense	9,129	9,237

(Loss) income from operations before income tax (benefit) expense	(7,163)	10,188
Income tax (benefit) expense	(1,318)	3,454

Net (loss) income	(5,845)	6,734
Less: net loss attributable to non-controlling interest	322	16

Net (loss) income attributable to the stockholder of Stanadyne Corporation	$(5,523)	$6,750

See notes to restated condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

RESTATED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
	(Restated)	(Restated)
Cash flows from operating activities:
Net (loss) income	$(5,845)	$6,734
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	10,840	10,619
Amortization of deferred financing fees	885	797
Stock-based compensation expense	31	51
Deferred income taxes	(1,612)	(950)
Loss on disposal of property, plant and equipment	—	56
Changes in operating assets and liabilities	(8,574)	(16,367)

Net cash (used in) provided by operating activities	(4,275)	940

Cash flows from investing activities:
Capital expenditures	(4,073)	(4,723)

Net cash used in investing activities	(4,073)	(4,723)

Cash flows from financing activities:
Payments on U.S. term loan	(9,710)	(6,200)
Proceeds from foreign term loans	—	480
Payments on foreign term loans	(75)	(146)
Proceeds from foreign overdraft facilities	264	2,260
Payments on capital lease obligations	(226)	(90)

Net cash used in financing activities	(9,747)	(3,696)

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(18,095)	(7,479)
Effect of exchange rate changes on cash	(156)	(22)
Cash and cash equivalents at beginning of period	48,844	37,711

Cash and cash equivalents at end of period	$30,593	$30,210

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:

During the six months ended June 30, 2009 and 2008, Stanadyne Corporation entered into capital leases for new equipment resulting in capital lease obligations of $536 and $944, respectively.

See notes to restated condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

RESTATED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
	Shares	Amount
Restated balance – December 31, 2007	1,000	$—	$105,000	$7,247	$8,727	$120,974	$122	$121,096
Comprehensive income:
Restated net income					3,824	3,824	23	3,847
Restated foreign currency translation adjustment				735		735	(1)	734
Total comprehensive income						4,559	22	4,581

Restated balance – March 31, 2008	1,000	—	105,000	7,982	12,551	125,533	144	125,677
Comprehensive income:
Restated net income					2,926	2,926	(39)	2,887
Restated foreign currency translation adjustment				496		496	(7)	489
Total comprehensive income						3,422	(46)	3,376

Restated balance – June 30, 2008	1,000	$—	$105,000	$8,478	$15,477	$128,955	$98	$129,053

Restated balance – December 31, 2008	1,000	$—	$105,000	$(12,797)	$18,551	$110,754	$41	110,795
Comprehensive income:
Restated net loss					(4,592)	(4,592)	(116)	(4,708)
Restated foreign currency translation adjustment				77		77	16	93
Total comprehensive income						(4,515)	(100)	(4,615)

Restated balance – March 31, 2009	1,000	—	105,000	(12,720)	13,959	106,239	(59)	106,180
Comprehensive income:
Restated net loss					(931)	(931)	(206)	(1,137)
Restated foreign currency translation adjustment				1,225		1,225	(52)	1,173
Total comprehensive income						294	(258)	36

Restated balance – June 30, 2009	1,000	$—	$105,000	$(11,495)	$13,028	$106,533	$(317)	$106,216

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

Basis of Presentation. The restated condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals but subject to normal year end adjustments) necessary for a fair statement for the periods presented. The Company’s quarterly results are subject to fluctuation; consequently, the results of operations and cash flows for any quarter are not necessarily indicative of the results and cash flows for any future period. These notes to the restated condensed consolidated financial statements apply to both Holdings and Stanadyne unless otherwise noted.

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

Income Tax Accounting. The Company has computed its provision for income taxes based on the actual effective tax rate for the three and six month periods ended June 30, 2009 by applying the discrete method as the Company determined that small changes in estimated income would result in significant changes in the estimated annual effective tax rate and therefore applying an estimate of the annual effective tax rate would not provide a reliable estimate for interim reporting periods.

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

The following table summarizes information about the 2004 Equity Incentive Plan for the three and six month periods ended June 30, 2009:

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

There were no stock options granted, exercised or cancelled during the second quarter of 2009. During the first quarter, one employee retired from the Company resulting in the cancellation of 1,350,000 unvested stock options.

As of June 30, 2009, there was $156 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the 2004 Equity Incentive Plan. The total stock-based employee compensation expense for the year ending December 31, 2009 for the stock options awarded through June 2009 is expected to be $63.

Non-controlling Interests. Effective January 1, 2009, the Company adopted the standards set forth on the Consolidation Topic of the FASB Accounting Standards Codification. In accordance with these standards, the presentation and disclosure requirements were applied retrospectively for all periods presented. Accordingly, the presentation of income attributable to non-controlling interest for the three and six month periods ended June 30, 2008 in the accompanying condensed consolidated statements of operations has been retroactively restated to conform to the 2009 presentation. In addition, the amount attributable to non-controlling interest as of December 31, 2008 in the accompanying condensed consolidated balance sheets has been retroactively restated as a component of equity to conform to the 2009 presentation.

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

The Company evaluated subsequent events through the date the accompanying restated condensed consolidated financial statements were issued.

Codification. On July 1, 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, also known as ASC 105 “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”). ASC 105 establishes the exclusive authoritative reference for U.S. GAAP for use in financial statements, except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative Generally Accepted Accounting Principles (“GAAP”) for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. Going forward, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”), which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. We have included references to the Codification, as appropriate, in these restated condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (FSP FAS 107-1 & APB 28-1) [ASC 825-10]. ASC 825-10 amends SFAS No. 107 (SFAS 107) [ASC 825-10], Disclosures About Fair Value of Financial Instruments, and requires interim disclosures regarding the fair values of financial instruments that are within the scope of SFAS No. 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, ASC 825-10 also amends APB Opinion No. 28 (APB 28) [ASC 270-10], Interim Financial Reporting, and requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes in the methods and significant assumptions from prior periods. ASC 825-10 does not change the accounting treatment for these financial instruments. We adopted ASC 825-10 during the quarter ended June 30, 2009.

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

On June 21, 2010, the Company filed its 2009 Annual Report on Form 10-K which included restated financial statements as of January 1, 2007 and for the years ended December 31, 2008 and 2007 reflecting the correction of the errors noted below. On August 13, 2010, the Company filed its amended Quarterly Report on Form 10-Q/A for the three month period ended March 31, 2009. The condensed consolidated financial statements as of June 30, 2009 and for the quarterly periods ended June 30, 2009 and 2008 have been restated to correct these errors.

A description of the errors follows:

LIFO inventory – Beginning in 2006, and again in 2007 and 2008, the Company liquidated its LIFO inventory using an incorrect base year index. The cumulative effect of this error resulted in the LIFO inventory balance being overstated by $2,273 as of June 30, 2009 and December 31, 2008. There was no impact to cost of goods sold for the three-month and six-month periods ended June 30, 2008 and 2009.

Pension plan accounting – Effective March 31, 2007, the Company amended the Stanadyne Corporation Pension Plan (a defined benefit plan) (the “Pension Plan”) to freeze the Pension Plan with respect to all participants so that no future benefits accrue after that date. The effect of the Pension Plan freeze resulted in a previously reported curtailment gain of $10,015 in 2007. During the quarter ended December 31, 2009, the Company discovered that incomplete data had been used in 2007 for 31 of the 1,407 plan participants to calculate the remaining projected benefit obligation for the Pension Plan. As a result, the curtailment gain, which is included in selling, general, administrative and other operating expenses, had been overstated by $957 in the year ending December 31, 2007. Also during the quarter ended December 31, 2009, the Company identified an error in the information related to surviving beneficiaries that was omitted from the measurement of the projected benefit obligation in 2008 by the Company’s actuary. The curtailment gain and the error did not have material effects on the previous reported pension expense for the three and six month periods ended June 30, 2009 and 2008. The cumulative nature of these errors resulted in the understatement of the projected benefit obligation by $1,835 at December 31, 2008 and June 30, 2009. Accumulated other comprehensive loss was understated $718 as of June 30, 2009 and December 31, 2008. Further, the Company has reclassified $6,251 and $2,411 of its accrued pension liability from current to long-term as of June 30, 2009 and December 31, 2008, respectively, to properly reflect the long-term nature of the liability.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(2)	Restatement of Condensed Consolidated Financial Statements (continued)

Foreign currency translation of goodwill – Beginning in August 2004, the Company had not translated goodwill arising from the acquisition of Stanadyne, SpA using foreign currency rates at the end of each reporting period. As a result, goodwill was understated and accumulated other comprehensive loss was overstated $853 and $194 as of June 30, 2009 and December 31, 2008, respectively. Also, other comprehensive income was understated $653 and $169 for the three month periods ended June 30, 2009 and 2008, respectively, and $658 and $395 for the six month periods ended June 30, 2009 and 2008, respectively.

Purchase accounting – In connection with the acquisition of Stanadyne in 2004, the Company used an incorrect rate to record the state deferred income tax liabilities in the opening balance sheet. As such, deferred income tax liabilities were overstated by $2,359 June 30, 2009 and December 31, 2008. The offsetting adjustment was to decrease goodwill associated with that acquisition by $2,359 as of June 30, 2009 and December 31, 2008.

Deferred debt origination cost amortization – The Company had been using the straight-line method for amortizing deferred debt origination costs instead of the effective interest method which is required by accounting principles generally accepted in the United States of America. As such Holdings interest expense was overstated by $29 and $117 for the three month periods ended June 30, 2009 and 2008, respectively, and overstated by $120 and $222 for the six month periods ended June 30, 2009 and 2008, respectively. Stanadyne interest expense was overstated by $34 and $114 for the three month periods ended June 30, 2009 and 2008, respectively, and $129 and $216 for the six month periods ended June 30, 2009 and 2008, respectively. Further, deferred debt origination costs for Holdings were understated by $1,093 and $973 as of June 30, 2009 and December 31, 2008, respectively. Stanadyne’s deferred debt origination costs were understated by $936 and $807 as of June 30, 2009 and December 31, 2008, respectively.

Sales cut-off – The Company identified certain sales that were shipped in 2007 that were recorded as sales in the incorrect year. To correct these errors, the Company increased net sales by $2,951 and increased cost of goods sold by $2,408 for the six month period ended June 30, 2008.

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

Other errors – The condensed consolidated balance sheets at June 30, 2009 and December 31, 2008 have also been restated to report, on a gross basis, the amount recoverable from the Company’s workers’ compensation insurance carrier that had previously been netted against our related workers’ compensation liability. As such, intangible and other assets and other non-current liabilities have both been increased by $1,878 and $1,613 as of June 30, 2009 and December 31, 2008, respectively. Furthermore, accumulated depreciation expense was increased by $192 for the three month and six month periods ended June 30, 2009 to reflect the amount of additional depreciation expense related to the surplus equipment resulting from the closure of Windsor, Connecticut manufacturing operations in 2010.

Other Income taxes – The Company has recorded the income tax effect of the above corrections and other interim tax adjustments. Also, the Company reduced its deferred tax rate for 2009 and 2008 to correct an error in the state tax rate used in those years. Further, Holdings income tax expense was decreased for the three and six month periods ended June 30, 2008, respectively, to record the tax effects of non-deductible interest expense in the proper period. The combined income tax adjustment for Holdings, including the adjustments for deferred income tax valuation allowance related to SpA described above, was a decrease of income tax benefit of $127 and $389 for the three and six month periods ended June 30, 2009, respectively, and an increase of income tax expense of $129 for the three month period ended June 30, 2008 and a decrease of $311 for the six month period ended June 30, 2008. The combined income tax adjustment for Stanadyne, including the adjustments for deferred income tax valuation allowance related to SpA described above, was an increase of income tax expense of $163 and a decrease of

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(2)	Restatement of Condensed Consolidated Financial Statements (continued)

income tax benefit of $472 for the three and six month periods ended June 30, 2009, respectively and an increase of income tax expense of $148 for the three months period ended June 30, 2008 and a decrease of income tax expense of $47 for the six month period ended June 30, 2008. The cumulative income tax adjustment resulted in a decrease in Holdings current deferred income tax asset of $1,587 as of June 30, 2009 and $702 as of December 31, 2008, and a decrease in Holdings deferred income tax liabilities of $1,444 as of June 30, 2009 and a decrease of $232 as of December 31, 2008. The cumulative income tax adjustment resulted in an increase in deferred income tax liabilities for Stanadyne of $920 and $256 as of June 30, 2009 and December 31, 2008, respectively.

Cumulative adjustments as of January 1, 2008 – As of January 1, 2008, the Holdings accumulated deficit was understated by $6,064 related to the overstatement of amortization of debt issuance costs of $698, the understatement of the LIFO inventory adjustment of $1,731, the overstatement of accounts receivable and understatement of inventories relating to delivery terms associated with certain shipments of $2,951 and $2,409, respectively, the understatement of pension expenses of $1,008, and the overstatement of warranty expenses of $150 and a $228 charge to retained earnings for the adoption of new guidance on uncertain tax positions. The net income tax benefit related to these errors totaled $615 and was in addition to the $4,017 increase to income tax expense for the valuation allowance for SpA deferred tax assets described above. As of January 1, 2008, Stanadyne retained earnings was overstated by $6,617 related to the overstatement of amortization of debt issuance costs of $538, the understatement of the LIFO inventory adjustment of $1,731, the overstatement of accounts receivable and understatement of inventories relating to delivery terms associated with certain shipments of $2,951 and $2,409, respectively, the understatement of pension expenses of $1,008, and the overstatement of warranty expenses of $150. Total net income tax benefit related to these errors totaled $221 and was in addition to the $4,017 increase to income tax expense for the valuation allowance for SpA deferred tax assets described above. Further, accumulated other comprehensive income for Holdings and Stanadyne as of January 1, 2008 was understated by $1,121 related to the foreign currency translation of the Stanadyne, SpA goodwill of $1,088 and translation of other restated accounts of $33.

Impact of the restatement

The effects of the restatements on the Holdings condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008 follow:

	As of June 30, 2009
	Previously Reported	Adjustments	Restated
Inventories, net	$28,497	$(2,273)	$26,224
Deferred income taxes	2,834	(1,587)	1,247
Total current assets	91,162	(3,860)	87,302
Property, plant and equipment, net	76,847	(192)	76,655
Goodwill	144,575	(1,507)	143,068
Intangible and other assets, net	79,799	2,971	82,770
Total assets	392,383	(2,588)	389,795
Accrued liabilities	23,972	(4,958)	19,014
Total current liabilities	46,736	(4,958)	41,778
Deferred income taxes	10,714	(1,444)	9,270
Other non-current liabilities	46,434	9,962	56,396
Total liabilities	364,025	3,560	367,585
Accumulated other comprehensive loss	(11,638)	142	(11,496)
Accumulated deficit	(14,471)	(6,268)	(20,739)
Total stockholders’ equity	28,651	(6,124)	22,527
Total equity	28,358	(6,148)	22,210
Total liabilities and equity	392,383	(2,588)	389,795

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(2)	Restatement of Condensed Consolidated Financial Statements (continued)

	As of December 31, 2008
	Previously Reported	Adjustments	Restated
Inventories, net	$28,919	$(2,273)	$26,646
Deferred income taxes	1,606	(702)	904
Total current assets	113,364	(2,976)	110,388
Goodwill	144,575	(2,165)	142,410
Intangible and other assets, net	82,542	2,586	85,128
Total assets	421,414	(2,555)	418,859
Accrued liabilities	30,640	(2,194)	28,446
Total current liabilities	63,221	(2,192)	61,029
Deferred income taxes	12,317	(232)	12,085
Other non-current liabilities	49,420	5,859	55,279
Total liabilities	384,301	3,435	387,736
Accumulated other comprehensive loss	(12,602)	(195)	(12,797)
Accumulated deficit	(5,266)	(5,807)	(11,073)
Total stockholders’ equity	37,084	(6,002)	31,082
Total equity	37,113	(5,990)	31,123
Total liabilities and equity	421,414	(2,555)	418,859

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(2)	Restatement of Condensed Consolidated Financial Statements (continued)

The effects of the restatements on the Holdings condensed consolidated statements of operations for the three and six month periods ended June 30, 2009 and 2008 follow:

	For the three month period ended June 30, 2009
	Previously Reported	Adjustments	Restated
Cost of goods sold	$35,014	$192	$35,206
Gross profit	12,506	(192)	12,314
Selling, general, administrative expenses	7,607	3	7,610
Amortization of intangible assets	812	(3)	809
Management fees	188	(1)	187

Operating income	3,899	(191)	3,708
Interest expense	7,531	(29)	7,502

Loss before income tax benefit	(3,632)	(162)	(3,794)
Income tax benefit	(683)	127	(556)

Net loss	(2,949)	(289)	(3,238)
Net loss attributable to non-controlling interest	206	—	206

Net loss attributable to the stockholders of Stanadyne Holdings, Inc.	$(2,743)	$(289)	$(3,032)

	For the three month period ended June 30, 2008
	Previously Reported	Adjustments	Restated
Operating income	$9,491	$1	$9,492
Interest expense	7,328	(115)	7,213

Income before income tax expense	2,163	116	2,279
Income tax expense	1,142	129	1,271

Net income	1,021	(13)	1,008
Net loss attributable to non-controlling interest	39	—	39

Net income attributable to the stockholders of Stanadyne Holdings, Inc.	$1,060	$(13)	$1,047

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(2)	Restatement of Condensed Consolidated Financial Statements (continued)

	For the six month period ended June 30, 2009
	Previously Reported	Adjustments	Restated
Cost of goods sold	$68,522	$192	$68,714
Gross profit	19,339	(192)	19,147
Operating income	2,128	(192)	1,936
Interest expense	14,955	(120)	14,835

Loss before income tax benefit	(12,827)	(72)	(12,899)
Income tax benefit	(3,300)	389	(2,911)

Net loss	(9,527)	(461)	(9,988)
Net loss attributable to non-controlling interest	322	—	322

Net income attributable to the stockholders of Stanadyne Holdings, Inc.	$(9,205)	$(461)	$(9,666)

	For the six month period ended June 30, 2008
	Previously Reported	Adjustments	Restated
Net sales	$144,985	$2,951	$147,936
Cost of goods sold	104,976	2,408	107,384

Gross profit	40,009	543	40,552
Selling, general, administrative expenses	19,145	—	19,145
Amortization of intangible assets	1,634	—	1,634
Management fees	375	—	375

Operating income	18,855	543	19,398
Interest expense	14,533	(221)	14,312

Income before income tax expense	4,322	764	5,086
Income tax expense	2,401	(311)	2,090

Net income	1,921	1,075	2,996
Net loss attributable to non-controlling interest	15	1	16

Net loss attributable to the stockholders of Stanadyne Holdings, Inc.	$1,936	$1,076	$3,012

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(2)	Restatement of Condensed Consolidated Financial Statements (continued)

The effects of the restatements on the Holdings condensed consolidated statements of cash flows for the six month periods ended June 30, 2009 and 2008 follow:

	Six month period ended June 30, 2009
	Previously Reported	Adjustments	Restated
Cash flows from operating activities:
Net loss	$(9,527)	$(461)	$(9,988)
Depreciation and amortization	10,648	192	10,840
Amortization of debt discount and deferred financing fees	6,712	(122)	6,590
Deferred income taxes	(2,952)	(206)	(3,158)
Changes in operating assets and liabilities	(9,129)	597	(8,532)

Net cash used in operating activities	(4,217)	—	(4,217)

	Six month period ended June 30, 2008
	Previously Reported	Adjustments	Restated
Cash flows from operating activities:
Net income	$1,921	$1,075	$2,996
Amortization of debt discount and deferred financing fees	6,094	(219)	5,875
Deferred income taxes	(222)	(2,677)	(2,899)
Changes in operating assets and liabilities	(17,584)	1,821	(15,763)

Net cash provided by operating activities	935	—	935

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(2)	Restatement of Condensed Consolidated Financial Statements (continued)

The effects of the restatements on the Stanadyne condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008 follow:

	As of June 30, 2009
	Previously Reported	Adjustments	Restated
Inventories, net	$28,497	$(2,273)	$26,224
Deferred income taxes	2,834	(1,587)	1,247
Total current assets	91,161	(3,860)	87,301
Property, plant and equipment, net	76,847	(192)	76,655
Goodwill	144,575	(1,507)	143,068
Intangible and other assets, net	78,494	2,813	81,307
Total assets	391,077	(2,746)	388,331
Accrued liabilities	23,972	(4,912)	19,060
Total current liabilities	46,736	(4,912)	41,824
Deferred income taxes	21,488	(920)	20,568
Other non-current liabilities	46,434	9,962	56,396
Due to Stanadyne Holdings, Inc.	1,235	568	1,803
Total liabilities	277,417	4,698	282,115
Accumulated other comprehensive loss	(11,638)	143	(11,495)
Retained earnings	20,591	(7,563)	13,028
Total stockholder’s equity	113,953	(7,420)	106,533
Total equity	113,660	(7,444)	106,216
Total liabilities and equity	391,077	(2,746)	388,331

	As of December 31, 2008
	Previously Reported	Adjustments	Restated
Inventories, net	$28,919	$(2,273)	$26,646
Deferred income taxes	1,606	(702)	904
Total current assets	113,196	(2,975)	110,221
Goodwill	144,575	(2,165)	142,410
Intangible and other assets, net	81,121	2,420	83,541
Total assets	419,825	(2,720)	417,105
Accrued liabilities	30,626	(2,193)	28,433
Total current liabilities	63,207	(2,193)	61,014
Deferred income taxes	21,581	256	21,837
Due to Stanadyne Holdings, Inc.	1,302	569	1,871
Other non-current liabilities	49,420	5,859	55,279
Total liabilities	301,819	4,491	306,310
Accumulated other comprehensive loss	(12,602)	(195)	(12,797)
Retained earnings	25,579	(7,028)	18,551
Total stockholder’s equity	117,977	(7,223)	110,754
Total equity	118,006	(7,211)	110,795
Total liabilities and equity	419,825	(2,720)	417,105

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(2)	Restatement of Condensed Consolidated Financial Statements (continued)

The effects of the restatements on the Stanadyne condensed consolidated statements of operations for the three and six month periods ended June 30, 2009 and 2008 follow:

	For the three month period ended June 30, 2009
	Previously Reported	Adjustments	Restated
Cost of goods sold	$35,014	$192	$35,206
Gross profit	12,506	(192)	12,314
Selling, general, administrative expenses	7,587	3	7,590
Amortization of intangible assets	812	(3)	809
Management fees	188	(1)	187

Operating income	3,919	(191)	3,728
Interest expense	4,643	(36)	4,609

Loss before income tax expense	(724)	(157)	(881)
Income tax expense	93	163	256

Net loss	(817)	(320)	(1,137)
Loss attributable to non-controlling interest	206	—	206

Net loss attributable to the stockholder of Stanadyne Corporation	$(611)	$(320)	$(931)

	For the three month period ended June 30, 2008
	Previously Reported	Adjustments	Restated
Operating income	$9,507	$—	$9,507
Interest expense	4,754	(114)	4,640

Income before income tax expense	4,753	114	4,867
Income tax expense	1,832	148	1,980

Net income	2,921	(34)	2,887
Loss attributable to non-controlling interest	39	—	39

Net income attributable to the stockholder of Stanadyne Corporation	$2,960	$(34)	$2,926

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(2)	Restatement of Condensed Consolidated Financial Statements (continued)

	For the six month period ended June 30, 2009
	Previously Reported	Adjustments	Restated
Cost of goods sold	$68,522	$192	$68,714
Gross profit	19,339	(192)	19,147
Selling, general, administrative expenses	15,181	—	15,181
Amortization of intangible assets	1,625	—	1,625
Management fees	375	—	375

Operating income	2,158	(192)	1,966
Interest expense	9,258	(129)	9,129

Loss before income tax benefit	(7,100)	(63)	(7,163)
Income tax benefit	(1,790)	472	(1,318)

Net loss	(5,310)	(535)	(5,845)
Loss attributable to non-controlling interest	322	—	322

Net loss attributable to the stockholder of Stanadyne Corporation	$(4,988)	$(535)	$(5,523)

	For the six month period ended June 30, 2008
	Previously Reported	Adjustments	Restated
Net sales	$144,985	$2,951	$147,936
Cost of goods sold	104,976	2,408	107,384

Gross profit	40,009	543	40,552
Selling, general, administrative expenses	19,118	1	19,119
Amortization of intangible assets	1,634	(1)	1,633
Management fees	375	—	375

Operating income	18,882	543	19,425
Interest expense	9,452	(215)	9,237

Income before income tax expense	9,430	758	10,188
Income tax expense	3,501	(47)	3,454

Net income	5,929	805	6,734
Loss attributable to non-controlling interest	15	1	16

Net income attributable to the stockholder of Stanadyne Corporation	$5,944	$806	$6,750

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(2)	Restatement of Condensed Consolidated Financial Statements (concluded)

The effects of the restatements on the Stanadyne condensed consolidated statements of cash flows for the six month periods ended June 30, 2009 and 2008 follow:

	Six month period ended June 30, 2009
	Previously Reported	Adjustments	Restated
Cash flows from operating activities:
Net loss	$(5,310)	$(535)	$(5,845)
Depreciation and amortization	10,648	192	10,840
Amortization of deferred financing fees	1,013	(128)	885
Deferred income taxes	(1,183)	(429)	(1,612)
Changes in operating assets and liabilities	(9,474)	900	(8,574)

Net cash used in operating activities	(4,275)	—	(4,275)

	Six month period ended June 30, 2008
	Previously Reported	Adjustments	Restated
Cash flows from operating activities:
Net income	$5,929	$805	$6,734
Amortization of deferred financing fees	1,011	(214)	797
Deferred income taxes	1,136	(2,086)	(950)
Changes in operating assets and liabilities	(17,862)	1,495	(16,367)

Net cash provided by operating activities	940	—	940

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(3)	Inventories

Components of inventories are as follows:

	As of June 30, 2009 (Restated)	As of December 31, 2008 (Restated)
Raw materials and purchased parts	$11,400	$10,326
Work-in-process	9,681	10,792
Finished goods	5,143	5,528

	$26,224	$26,646

(4)	Intangible and Other Assets

Major components of intangible and other assets at June 30, 2009 and December 31, 2008 are listed below:

	Holdings
	As of June 30, 2009		As of December 31, 2008
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
	(Restated)	(Restated)	(Restated)	(Restated)
Trademarks / trade names	$51,100	$—	$51,100	$—
Technology / patents	24,300	10,943	24,300	10,081
Customer contracts	15,252	7,478	15,252	6,715
Debt issuance costs	18,447	9,890	18,447	8,882
Other	2,056	74	1,781	74

	$111,155	$28,385	$110,880	$25,752

	Stanadyne
	As of June 30, 2009		As of December 31, 2008
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
	(Restated)	(Restated)	(Restated)	(Restated)
Trademarks / trade names	$51,100	$—	$51,100	$—
Technology / patents	24,300	10,943	24,300	10,081
Customer contracts	15,252	7,478	15,252	6,715
Debt issuance costs	16,092	8,998	16,090	8,112
Other	2,056	74	1,781	74

	$108,800	$27,493	$108,523	$24,982

Amortization expense of intangible assets for the Company, exclusive of the amortization of debt issuance costs, was $809 and $818 for the three months ended June 30, 2009 and 2008, respectively, and $1,625 and $1,634 for the six months ended June 30, 2009 and 2008, respectively. Estimated annual amortization expense for the Company’s intangible assets is expected to be $3,249 in 2009, $3,160 in 2010, $2,944 in 2011, $2,816 in 2012 and $2,816 in 2013.

Amortization of debt discount and debt issuance costs is included as interest expense in the accompanying restated condensed consolidated statements of operations for Holdings of $3,365 and $2,966 for the three months ended June 30, 2009 and 2008, respectively, and $6,590 and $5,875 for the six months ended June 30, 2009 and 2008, respectively. Amortization of debt issuance costs for Stanadyne was $473 and $392 for the three months ended June 30, 2009 and 2008, respectively, and $885 and $797 for the six months ended June 30, 2009 and 2008, respectively. These amounts are included as interest expense in the accompanying restated condensed consolidated statements of operations.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(5)	Long-term Debt

Long-term debt consisted of:

	Holdings		Stanadyne
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Revolving credit lines	$—	$—	$—	$—
Term Loans	5,290	15,000	5,290	15,000
Senior Subordinated Notes	160,000	160,000	160,000	160,000
Holdings Senior Discount Notes, net of unamortized discount of $1,383 and $6,966 at June 30, 2009 and December 31, 2008	98,617	93,034	—	—
SAPL debt, payable to India Overseas Bank through 2013, bearing interest at rates ranging from 6.26% to 9.00%	1,075	957	1,075	957
SCC debt, payable to Pudong Development Bank, bearing interest at 7.62%	439	440	439	440
SpA debt payable to Italian banks through 2009, bearing interest rates ranging from 6.00% to 3.82%	3,398	2,953	3,398	2,953

Long-term debt	268,819	272,384	170,202	179,350
Less current maturities of long-term debt	9,778	13,871	9,778	13,871

Long-term debt, excluding current maturities	$259,041	$258,513	$160,424	$165,479

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

On August 6, 2009, the Revolving Credit Line expired and on August 13, 2009, the Company entered into a new long-term revolving credit facility (See Note 10).

(6)	Pension Plans, Defined Contribution Plan and Other Postretirement Health Care and Life Insurance Pension Plans

The Company has a noncontributory defined benefit pension plan for eligible domestic employees and also has two nonqualified plans, which are designed to supplement the benefits payable to designated employees. The components of the net periodic pension expense (income) for the periods shown are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009 (Restated)	2008 (Restated)	2009 (Restated)	2008 (Restated)
Interest cost	$1,464	$1,436	$2,929	$2,872
Expected return on plan assets	(1,072)	(1,663)	(2,145)	(3,326)
Amortization of prior service costs	497	7	995	15

Net periodic pension expense (income)	$889	$(220)	$1,779	$(439)

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

Postretirement Health Care and Life Insurance

The Company’s domestic subsidiaries make available certain health care and life insurance benefits for eligible retired employees. The components of the net periodic (benefit) expense for the periods shown were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Service cost	$12	$38	$23	$86
Interest cost	47	87	104	197
Recognized net actuarial income	(256)	(164)	(459)	(228)

Net periodic postretirement (benefit) expense	$(197)	$(39)	$(332)	$55

(7)	Reorganization and Contingencies

During the second quarter of 2009, as a part of its strategic plan and cost reduction initiatives, the Company decided to consolidate its U.S. based manufacturing capacity. This will result in the closure of manufacturing operations in the Company’s Windsor, Connecticut location by mid-2011 and expansion of its operations in its North Carolina locations. The Company incurred $0.2 million in reorganization costs related to this consolidation in the second quarter of 2009, primarily for staffing to manage the project and costs to relocate equipment. These costs are reflected as a component of selling, general and administrative expenses within the accompanying restated condensed consolidated statements of operations. On June 23, 2009, the Company announced that hourly and salaried employees of the Windsor, Connecticut workforce that will be displaced by this consolidation will receive compensation, based on years of service and skill level, if they remain employed until their positions are eliminated. This “completion bonus” is projected to approximate $2.4 million.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(7)	Reorganization and Contingencies (continued)

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

The Company estimates and records the liability associated with its manufactured products at the time they are sold. The changes in the Company’s warranty liability are provided below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008 (Restated)	2009	2008 (Restated)
Warranty liability, beginning of period	$1,130	$1,305	$1,085	$2,386
Warranty expense based on products sold	206	741	410	981
Warranty claims paid	(206)	(288)	(365)	(1,609)

Warranty liability, end of period	$1,130	$1,758	$1,130	$1,758

The Company’s warranty accrual is included as a component of accrued liabilities on the restated condensed consolidated balance sheets.

(8)	Comprehensive (Loss) Income

Comprehensive (loss) income is as follows:

	Holdings
	Three Months Ended June 30,		Six Months Ended June 30,
	2009 (Restated)	2008 (Restated)	2009 (Restated)	2008 (Restated)
Net (loss) income	$(3,032)	$1,047	$(9,666)	$3,012
Other comprehensive income:
Foreign currency translation adjustments	1,224	496	1,301	1,231

Comprehensive (loss) income	$(1,808)	$1,543	$(8,365)	$4,243

	Stanadyne
	Three Months Ended June 30,		Six Months Ended June 30,
	2009 (Restated)	2008 (Restated)	2009 (Restated)	2008 (Restated)
Net (loss) income	$(931)	$2,926	$(5,523)	$6,750
Other comprehensive income:
Foreign currency translation adjustments	1,225	496	1,302	1,231

Comprehensive (loss) income	$294	$3,422	$(4,221)	$7,981

(9)	Segments

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(10)	Subsequent Event

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

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Balance Sheet June 30, 2009 (Restated)
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$29,148	$—	$583	$862	(a)	$30,593
Accounts receivable, net	23,409	—	4,708	—		28,117
Inventories, net	20,380	—	6,146	(302	) (a)	26,224
Other current assets	368	—	1,999	—		2,367

Total current assets	73,305	—	13,436	560		87,301
Property, plant and equipment, net	52,391	—	24,264	—		76,655
Intangible and other assets, net	217,909	—	6,832	(366	) (a)	224,375
Investment in subsidiaries	18,185	—	—	(18,185	) (b)	—

Total assets	$361,790	$—	$44,532	$(17,991)		$388,331

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$25,702	$—	$5,877	$(5	) (a)	$31,574
Current maturities of long-term debt and capital lease obligations	5,290	—	4,960	—		10,250

Total current liabilities	30,992	—	10,837	(5)		41,824
Long-term debt and capital lease obligations	161,353	—	424	(253)		161,524
Other non-current liabilities	67,341	—	9,987	(364	) (a)	76,964
Intercompany accounts	(4,429)	—	5,099	1,133	(a)	1,803	(c)
Total Stanadyne stockholder’s equity	106,533	—	18,185	(18,185	) (b)	106,533

Non-controlling interest	—	—	—	(317)		(317)
Total equity	106,533	—	18,185	18,502		106,216

Total liabilities and equity	$361,790	$—	$44,532	$(17,991)		$388,331

(a)	Amounts represent the adjustments to reflect the reporting of certain subsidiaries on a one month lag basis.
(b)	Elimination of investments in subsidiaries of the Parent.
(c)	Amount due to Stanadyne Holdings, Inc.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(11)	Restated Supplemental Consolidating Condensed Financial Statements (continued)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Balance Sheet Year Ended December 31, 2008 (Restated)
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$47,067	$—	$793	$984	(a)	$48,844
Accounts receivable, net	25,054	—	7,116	—		32,170
Inventories, net	21,143	—	5,403	100	(a)	26,646
Other current assets	1,800	—	761	—		2,561

Total current assets	95,064	—	14,073	1,084		110,221
Property, plant and equipment, net	58,497	—	22,436	—		80,933
Intangible and other assets, net	220,153	—	6,127	(329	) (a)	225,951
Investment in subsidiaries	16,909	—	—	(16,909	) (b)	—

Total assets	$390,623	$—	$42,636	$(16,154)		$417,105

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$39,065	$—	$8,026	$(264	) (a)	$46,827
Current maturities of long-term debt and capital lease obligations	10,000	—	4,187	—		14,187

Total current liabilities	49,065	—	12,213	(264)		61,014
Long-term debt and capital lease obligations	165,000	—	479	—		165,479
Other non-current liabilities	69,246	—	9,030	(330	) (a)	77,946
Intercompany accounts	(3,442)	—	4,005	1,308	(a)	1,871	(c)
Total Stanadyne stockholder’s equity	110,754	—	16,909	(16,909	) (b)	110,754

Non-controlling interest	—	—	—	41		41
Total equity	110,754	—	16,909	(16,868)		110,795

Total liabilities and equity	$390,623	$—	$42,636	$(16,154)		$417,105

(a)	Amounts represent the adjustments to reflect the reporting of certain subsidiaries on a one month lag basis.
(b)	Elimination of investments in subsidiaries of the Parent.
(c)	Amount due to Stanadyne Holdings, Inc.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(11)	Restated Supplemental Consolidating Condensed Financial Statements (continued)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Operations Three Months Ended June 30, 2009 (Restated)
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$44,518	$—	$3,857	$(855	) (a)	$47,520
Cost of goods sold	30,959	—	4,979	(732	) (a)	35,206

Gross profit (loss)	13,559	—	(1,122)	(123)		12,314
Selling, general, administrative and other operating expenses	7,855	—	731	—		8,586

Operating income (loss)	5,704	—	(1,853)	(123)		3,728
Interest expense	4,496	—	113	—		4,609

Income (loss) from operations before income tax benefit and non-controlling interest	1,208	—	(1,966)	(123)		(881)
Subsidiary losses	1,550	—	—	(1,550	) (b)	—
Income tax expense (benefit)	672	—	(416)	—		256

Net loss	(1,014)	—	(1,550)	1,427		(1,137)
Less: Net loss attributed to non-controlling interest	—	—	—	206		206

Net loss attributed to Stanadyne Corporation	$(1,014)	$—	$(1,550)	$1,633		$(931)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Operations Three Months Ended June 30, 2008 (Restated)
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$67,504	$—	$8,903	$(1,852	) (a)	$74,555
Cost of goods sold	47,501	—	8,771	(1,891	) (a)	54,381

Gross profit	20,003	—	132	39		20,174
Selling, general, administrative and other operating expenses	9,887	—	780	—		10,667

Operating income (loss)	10,116	—	(648)	39		9,507
Interest expense	4,534	—	106	—		4,640

Income (loss) before income tax expense (benefit) and non-controlling interest	5,582	—	(754)	39		4,867
Subsidiary losses	619	—	—	(619	) (b)	—
Income tax expense (benefit)	2,115	—	(135)	—		1,980

Net income (loss)	2,848	—	(619)	658		2,887
Less: Net loss attributed to non-controlling interest	—	—	—	39		39

Net income (loss) attributed to Stanadyne Corporation	$2,848	$—	$(619)	$697		$2,926

(a)	Elimination of intercompany sales and cost of goods sold.
(b)	Elimination of investments in subsidiaries of the Parent.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(11)	Restated Supplemental Consolidating Condensed Financial Statements (continued)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Operations Six Months Ended June 30, 2009 (Restated)
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$81,324	$—	$8,433	$(1,896	) (a)	$87,861
Cost of goods sold	59,533	—	10,898	(1,717	) (a)	68,714

Gross profit (loss)	21,791	—	(2,465)	(179)		19,147
Selling, general, administrative and other operating expenses	15,734	—	1,447	—		17,181

Operating income (loss)	6,057	—	(3,912)	(179)		1,966
Interest expense	8,878	—	251	—		9,129

Loss from operations before income tax benefit and non-controlling interest	(2,821)	—	(4,163)	(179)		(7,163)
Subsidiary losses	(3,175)	—	—	3,175	(b)	—
Income tax benefit	(330)	—	(988)	—		(1,318)

Net loss	(5,666)	—	(3,175)	2,996		(5,845)
Less: Net loss attributed to non-controlling interest	—	—	—	322		322

Net loss attributed to Stanadyne Corporation	$(5,666)	$—	$(3,175)	$3,318		$(5,523)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Operations Six Months Ended June 30, 2008 (Restated)
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$135,152	$—	$17,069	$(4,285	) (a)	$147,936
Cost of goods sold	94,767	—	16,953	(4,336	) (a)	107,384

Gross profit	40,385	—	116	51		40,552
Selling, general, administrative and other operating expenses	19,441	—	1,686	—		21,127

Operating income (loss)	20,944	—	(1,570)	51		19,425
Interest expense, net	9,034	—	203	—		9,237

Income (loss) before income tax expense (benefit) and non-controlling interest	11,910	—	(1,773)	51		10,188
Subsidiary losses	1,351	—	—	(1,351	) (b)	—
Income tax expense (benefit)	3,876	—	(422)	—		3,454

Net income (loss)	6,683	—	(1,351)	1,402		6,734
Less: Net loss attributed to non-controlling interest	—	—	—	16		16

Net income (loss) attributed to Stanadyne Corporation	$6,683	$—	$(1,351)	$1,418		$6,750

(a)	Elimination of intercompany sales and cost of goods sold.
(b)	Elimination of investments in subsidiaries of the Parent.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(11)	Restated Supplemental Consolidating Condensed Financial Statements (continued)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Cash Flows Six Months Ended June 30, 2009 (Restated)
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Cash flows from operating activities:
Net loss	$(5,666)	$—	$(3,175)	$2,996	(b)	$(5,845)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,841	—	1,999	—		10,840
Amortization of deferred financing fees	885	—	—	—		885
Stock-based compensation expense	31	—	—	—		31
Deferred tax benefit	(485)	—	(1,127)	—		(1,612)
Subsidiary losses	3,175	—	—	(3,175	) (b)	—
Changes in operating assets and liabilities	(9,446)	—	642	200	(a)	(8,574)

Net cash used in operating activities	(2,635)	—	(1,661)	21		(4,275)

Cash flows from investing activities:
Capital expenditures	(2,561)	—	(1,512)	—		(4,073)
Investment in subsidiary	(3,010)	—	—	3,010	(b)	—

Net cash used in investing activities	(5,571)	—	(1,512)	3,010		(4,073)

Cash flows from financing activities:
Payments on debt	(9,710)	—	(37)	—		(9,747)
Investment from parent	—	—	3,010	(3,010	) (b)	—

Net cash used in financing activities	(9,710)	—	2,973	(3,010)		(9,747)

Net decrease in cash and cash equivalents	(17,916)	—	(200)	21		(18,095)
Effect of exchange rate changes on cash	(3)	—	(10)	(143)		(156)
Cash and cash equivalents at beginning of period	47,067	—	793	984		48,844

Cash and cash equivalents at end of period	$29,148	$—	$583	$862		$30,593

(a)	Amounts represent adjustments to reflect the reporting of certain subsidiaries on a one month lag basis.
(b)	Elimination of investments in subsidiaries of the Parent.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(11)	Restated Supplemental Consolidating Condensed Financial Statements (concluded)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Cash Flows Six Months Ended June 30, 2008 (Restated)
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Cash flows from operating activities:
Net income (loss)	$6,683	$—	$(1,351)	$1,402	(b)	$6,734
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,642	—	1,977	—		10,619
Amortization of debt discount and deferred financing fees	797	—	—	—		797
Subsidiary losses	1,351	—	—	(1,351	) (b)	—
Loss on disposal of property and equipment	25		31	—		56
Stock-based compensation expense	51	—	—	—		51
Deferred tax expense (benefit)	(353)	—	(597)	—		(950)
Changes in operating assets and liabilities	(13,336)	—	(3,188)	157	(a)	(16, 367)

Net cash provided by operating activities	3,860	—	(3,128)	208		940

Cash flows from investing activities:
Capital expenditures	(2,416)	—	(2,307)	—		(4,723)
Investment in subsidiary	(825)		—	825	(b)	—

Net cash used in investing activities	(3,241)	—	(2,307)	825		(4,723)

Cash flows from financing activities:
Net (payments on) proceeds from debt	(7,177)	—	3,481	—		(3,696)
Investment from parent	—	—	825	(825	) (b)	—

Net cash used in financing activities	(7,177)	—	4,306	(825)		(3,696)

Net decrease in cash and cash equivalents	(6,558)	—	(1,129)	208		(7,479)
Effect of exchange rate changes on cash	7	—	29	(58)		(22)
Cash and cash equivalents at beginning of period	34,900	—	1,915	896		37,711

Cash and cash equivalents at end of period	$28,349	$—	$815	$1,046		$30,210

(a)	Amounts represent adjustments to reflect the reporting of certain subsidiaries on a one month lag basis.
(b)	Elimination of investments in subsidiaries of the Parent.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In connection with the preparation of the consolidated financial statements of Holdings and Stanadyne for the fiscal year ended December 31, 2009, certain errors were identified that affected the Company’s reported results for the fiscal years ended December 31, 2004 through 2008 as well as the first three quarters of 2009 and 2008. The errors are more fully described in the Explanatory Note to this Quarterly Report on Form 10-Q/A and Note 2 of our restated condensed consolidated financial statements included in Item 1 of this report. The Company has restated its condensed consolidated financial statements for each of the three month and six month periods ended June 30, 2009 and 2008 to correct these errors. The following tables and analyses have been restated to reflect the restated financial statement amounts.

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

The onset of a global economic recession in late 2008 continued to negatively impact demand for our products in the second quarter of 2009. Lower end market demand for our products in the agriculture, construction and automotive industries, resulted in sales totaling $47.5 million in the second quarter of 2009, reflecting a decrease of $27.0 million and 36.3% from the second quarter of 2008 sales of $74.6 million. While significantly less than prior year second quarter, sales in the most recent quarter were $7.2 million and 17.8% greater than sales in the first quarter of 2009 which was negatively impacted by both lower end market demand as well as inventory reductions throughout the supply chain. Year-over-year second quarter sales were lower for virtually every market, customer and industry we serve, except for sales of our gasoline direct injection pump sold to Daimler AG (“Daimler”) that increased by $3.1 million reflecting the expanded product offering to include the Mercedes C and E-class vehicles.

Our operating income for the second quarter of 2009 totaled $3.7 million and 7.8% of net sales, reflecting an improvement of $5.5 million from the operating loss of $1.8 million reported in the first quarter of 2009. Cost reduction actions taken this year included permanent staff reductions, temporary furloughs of personnel on an as-needed basis, wage and salary reductions ranging from 3-15%, and several other austerity measures targeting savings in utilities, travel, benefits, professional fees and other costs.

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

The Company’s liquidity remains strong. Despite lower levels of business this year, reduced levels of working capital in the first six months of 2009 helped limit cash consumed by operations to $4.2 million. We made $4.1 million in capital expenditures this year and reduced our Term Debt by $9.7 million in the second quarter of 2009,

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

based on excess cash flow generated in 2008, while still maintaining $30.6 million of cash on hand as of June 30, 2009. Availability under the U.S.-based Revolving Credit Facility totaled $23.4 million as of June 30, 2009. On August 13, 2009, we entered into a new revolving credit agreement with Wells Fargo Foothill, LLC (“U.S. Revolver”). This U.S. Revolver replaced the U.S.-based Revolving Credit Line which was part of our senior credit facility with CIT Group that expired on August 6, 2009. The U.S. Revolver provides for borrowings of $30 million and is guaranteed by SAHC and secured by all Stanadyne and SAHC assets, as well as a pledge of 65% of Stanadyne’s stock in SpA, SAPL, and SCC. The U.S. Revolver also allows dividends and other payments to be made by Stanadyne to Holdings, subject to certain limitations. Concurrent with entering into the agreement for the U.S. Revolver, we also repaid the remaining balance of $5.3 million of the term loans outstanding on our senior credit facility using cash on hand.

Basis of Presentation

The following table displays restated unaudited information for the three and six month periods ended June 30, 2009 and 2008 for Holdings and Stanadyne. Amounts are presented in thousands of dollars and as a percentage of net sales. Historical results and percentage relationships are not necessarily indicative of the results that may be expected for any future period.

	Holdings
	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008		Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
	(Restated)		(Restated)		(Restated)		(Restated)
	$	%	$	%	$	%	$	%
Net sales	47,520	100.0	74,555	100.0	87,861	100.0	147,936	100.0
Cost of goods sold	35,206	74.1	54,381	72.9	68,714	78.2	107,384	72.6
Gross profit	12,314	25.9	20,174	27.1	19,147	21.8	40,552	27.4
SG&A	7,610	16.0	9,677	13.0	15,211	17.3	19,145	12.9
Amortization of intangibles	809	1.7	818	1.1	1,625	1.8	1,634	1.1
Management fees	187	0.4	187	0.3	375	0.4	375	0.3
Operating income	3,708	7.8	9,492	12.7	1,936	2.2	19,398	13.1
Net (loss) income attributable to Holdings	(3,032)	(6.4)	1,047	1.4	(9,666)	(11.0)	3,012	2.0

	Stanadyne
	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008		Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
	(Restated)		(Restated)		(Restated)		(Restated)
	$	%	$	%	$	%	$	%
Net sales	47,520	100.0	74,555	100.0	87,861	100.0	147,936	100.0
Cost of goods sold	35,206	74.1	54,381	72.9	68,714	78.2	107,384	72.6
Gross profit	12,314	25.9	20,174	27.1	19,147	21.8	40,552	27.4
SG&A	7,590	16.0	9,663	13.0	15,181	17.3	19,119	12.9
Amortization of intangibles	809	1.7	817	1.1	1,625	1.8	1,633	1.1
Management fees	187	0.4	187	0.3	375	0.4	375	0.3
Operating income	3,728	7.8	9,507	12.8	1,966	2.2	19,425	13.1
Net (loss) income attributable to Stanadyne	(931)	(2.0)	2,926	3.9	(5,523)	(6.3)	6,750	4.6

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

Sales to OEM customers totaled $24.0 million and represented 50.5% of our second quarter 2009 revenues as compared to $42.6 million and 57.2% of our second quarter 2008 revenues. Demand from all of our diesel products OEM customers was lower in the second quarter of 2009 when compared to the same period last year. OEM sales to Deere and Company (“Deere”) were $6.6 million less in the second quarter of 2009 when compared to the second quarter of 2008 due to depressed end market demand in the agriculture and construction businesses. Sales of diesel fuel pumps to General Engine Products (“GEP”) for the High Mobility Multi-purpose Wheeled Vehicle (“HMMWV”) were only $0.9 million or 16.3% less in the second quarter of 2009 when compared to the same period in the prior year. Only sales of our high pressure gasoline injection pump to Daimler-Benz (“Daimler”) increased by $4.6 million in the second quarter of 2009 when compared to the second quarter of 2008, reflecting the expanded product offering to include the Mercedes C and E-class vehicles.

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

Cost of Goods Sold and Gross Profit. Gross profit totaled $12.3 million and 25.9% of net sales in the second quarter of 2009, as compared to $20.2 million and 27.1% of net sales in the second quarter of 2008. This $7.9 million decrease in gross profit was due to the following. Lower sales volume in both the OEM and service markets resulted in $11.8 million lower gross profit in the second quarter of 2009. Aggressive cost reduction actions taken this year in response to the impact the economic recession has had on our businesses have helped to preserve the gross profit margin as a percent of sales at a level comparable to the second quarter of 2008. A combination of staff reductions to more closely match the lower sales demand in the second quarter of 2009, wage and salary reductions, elimination of overtime premiums, a suspension of certain employee benefits and a number of austerity measures taken at all locations, helped reduce manufacturing costs in our India, Italy and U.S. operations by a combined $4.2 million when compared to the same period a year ago. These savings were partially offset by $0.2 million higher overhead costs in the second quarter of 2009 in our China facility, as compared to the second quarter 2008 pre-production period, and $0.2 million of additional depreciation expense on the assets in Windsor, Connecticut that will no longer be used following the completion of our reorganization of our North American manufacturing operations.

Selling, General and Administrative Expenses (“SG&A”). SG&A decreased by $2.1 million to $7.6 million and 16.0% of net sales in the second quarter of 2009 from $9.7 million and 13.0% of second quarter sales in 2008. Cost reduction actions taken earlier in the year in response to the depressed business levels contributed to a $2.3 million reduction in overall SG&A costs in the second quarter of 2009 when compared to SG&A costs in the second quarter

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

of 2008. Additional savings recognized in the second quarter of 2009 included $0.2 million lower freight on sales and $0.2 million from favorable cost trends in the retiree health benefit plans. SG&A costs increased in the second quarter of 2009 from the same period a year ago as the Company incurred $0.2 million for the recently announced consolidation of its U.S. manufacturing operations and $0.4 million for expansion of operations in its China and India-based operations.

Amortization of Intangible Assets. Amortization of intangible assets totaled $0.8 million in the second quarter of 2009 and was unchanged from the amount for the second quarter of 2008.

Operating Income. Our operating income in the second quarter of 2009 totaled $3.7 million and 7.8% of net sales as compared to operating income of $9.5 million and 12.7% of net sales in the second quarter of 2008. This $5.8 million decrease in year-over-year second quarter operating income was driven by $7.9 million lower gross profit due primarily to lower sales volumes, partially offset by $2.1 million lower SG&A resulting from management’s aggressive cost reduction actions.

Net (Loss) Income. Net loss for Stanadyne in the second quarter of 2009 totaled $0.9 million and 2.0% of net sales versus net income of $2.9 million and 3.9% of net sales in the second quarter of 2008. The $3.9 million erosion in net income was due to $5.8 million lower operating income, partially offset by $1.7 million in lower income tax expense on reduced earnings.

Net loss for Holdings in the second quarter of 2009 totaled $3.0 million and was $2.1 million less than the net loss reported for Stanadyne due to $2.9 million of additional interest expense on the Discount Notes, partially offset by $0.6 million of income tax benefits.

The Six Months Ended June 30, 2009 for Holdings and Stanadyne Compared to

The Six Months Ended June 30, 2008 for Holdings and Stanadyne

Net Sales. Net sales for the six months ended June 30, 2009 totaled $87.9 million and was $60.0 million or 40.6% less than sales of $147.9 million for the comparable period in 2008. The global recession has had a severe negative impact on customer demand in all of our primary end markets for agricultural, industrial and construction equipment. This broad-based decline in market demand lead to lower sales to both our OEM and service customers during the first six months of 2009.

OEM sales represented 49.6% of our total sales in the first six months of 2009 as compared to 56.7% in the same period of 2008. Sales to our OEM customers were $40.3 million less in the first half of 2009, due primarily to $16.1 million lower sales to Deere. Demand from Deere decreased for our products used in their construction and forestry equipment as well as utility tractors. Lower demand from our other major OEM customers including Caterpillar, Cummins, Inc., AGCO SISU POWER, Perkins Engines Co. Ltd., Lombardini SRL, Iveco S.p.A., Case New Holland and J C Bamford Excavators Ltd combined for a $23.1 million decrease in sales during the first six months of 2009 as compared to the same period in the prior year. Sales to GEP for fuel pumps used in the military HMMWV were $1.7 million less in the first six months of 2009. The only significant increase in OEM business during the first six months of 2009 was for our high pressure gasoline pump sold to Daimler, where an expanded product offering of the gasoline direct injected engine to include the Mercedes C and E-class vehicles resulted in $4.9 million higher sales as compared to the same period of 2008.

Sales to the service markets represented 50.4% of our total sales in the first six months of 2009 as compared to only 43.3% in the same period of 2008. Sales to our service customers decreased $19.8 million or 30.8% in the first half of 2009 versus the first half of 2008. Service sales to Deere accounted for $8.8 million of this difference. Service orders from General Motors Corporation for fuel pumps in the first six months of 2009 were $6.3 million lower when compared to the same period a year earlier. The balance of the reduction in service sales in the first six months of the year was due to lower demand from our independent service network and our aftermarket fuel filter customers.

Sales in the first six months of 2009 reflected lower sales in all of our major product lines, including fuel pump, fuel injectors, fuel filters, and PCA products. As discussed above, only sales of our high pressure gasoline pumps reflected a year-over-year increase.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Cost of Goods Sold and Gross Profit. Gross profit in the first six months of 2009 totaled $19.1 million and 21.8% of net sales compared to $40.6 million and 27.4% of net sales in the first six months of 2008. Lower sales volume in the first six months of 2009 when compared to the same period of 2008, resulted in $27.1 million lower gross profit. Aggressive cost reduction actions taken this year in response to the impact the economic recession has had on our businesses have helped to offset the impact on earnings caused by the much lower sales volumes. In order to more closely match our costs to the lower sales volumes this year, we reduced staffing levels, utilized temporary furloughs, reduced wages and salaries, minimized overtime premiums in our factories, suspended certain employee benefits to generate combined reduction in labor costs of $5.2 million in the first six months of 2009. Severance costs related to the permanent staff reductions totaled $0.4 million in the first six months of 2009. A number of austerity measures, taken at all locations, helped further reduce factory overhead costs at all of our global locations during the first six months of 2009 by a combined $1.8 million when compared to the same period a year ago. These savings were partially offset by $0.6 million higher overhead costs this year in our China facility, as compared to the first six months of 2008 during our pre-production period, and $0.2 million of additional depreciation expense on the assets in Windsor, Connecticut that will no longer be used following the completion of reorganization of our North American manufacturing operations.

Selling, General and Administrative Expenses (“SG&A”) totaled $15.2 million and 17.3% of net sales in the first six months of 2009, as compared to $19.1 million and 12.9% of net sales for the same period in 2008. The lower business levels in 2009 were balanced through a combination of cost saving measures including staff reductions, a graduated salary reduction of 4-15%, and suspension of certain employee benefits that contributed to $2.2 million lower labor costs in the first six months of 2009. Freight on sales was $0.5 million less in the first six months of 2009 when compared to the same period a year ago, due primarily to the depressed sales volumes. Lower R&D expenses and favorable cost trends in retiree health benefit plans in the first six months of 2009 contributed $0.8 million to the overall decrease in SG&A costs. SG&A costs were less this year when compared to 2008 when $0.3 million in costs were incurred for the closure of our former Trappes, France office. Additional year-over-year savings of $0.8 million in SG&A costs were realized from a number of austerity measures. All of these savings were partially offset by $0.5 million of costs incurred for the recently announced consolidation of our U.S. manufacturing operations and $0.5 million for expansion of operations in our China and India operations.

Amortization of Intangible Assets. Amortization of intangible assets totaled $1.6 million through the first six months of 2009 and was unchanged from the amount in the first half of 2008.

Operating Income. Operating income for the first six months of 2009 totaled $1.9 million and 2.2% of net sales and was $17.3 million less than the $19.4 million and 13.1% of net sales in the first six months of 2008. This decrease in 2009 operating income was driven by $21.5 million lower gross profit due primarily to lower sales volumes, partially offset by $3.9 million lower SG&A resulting from management’s aggressive cost reduction actions.

Net (Loss) Income. Net loss for Stanadyne for the first six months of 2009 totaled $5.5 million and 6.3% of sales versus net income of $6.8 million and 4.6% of sales for the first six months of 2008. This $12.3 million decrease in net income was due to $17.5 million lower operating income on depressed business levels, partially offset by $0.1 million less interest expense on lower outstanding debt and $4.8 million in lower income tax expense on reduced earnings.

Net loss for Holdings in the first six months of 2009 totaled $9.7 million and was $4.2 million more than the net loss reported for Stanadyne due to $5.7 million of additional interest expense on the Discount Notes, partially offset by $1.5 million of income tax benefits. Net income for Holdings in the first six months of 2008 totaled $3.0 million and was $3.7 million less than the amount reported for Stanadyne due to $5.2 million of additional interest expense on the Discount Notes, partially offset by $1.5 million of income tax benefits.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

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

Holdings has failed to comply with the reporting covenant contained in the indenture governing the Senior Discount Notes and Stanadyne has failed to comply with the reporting covenant contained in the indenture governing the Notes insofar as the Company did not, within the time period specified in the SEC’s rules and regulations, file with the SEC or furnish to the bondholders (a) the Company’s annual financial information for the fiscal year ended December 31, 2009 and a report on the annual financial statements by the Companies’ certified independent accountants as required under the indentures or (b) the Company’s Quarterly Report on Form 10-Q for the interim periods ended March 31, 2010 and June 30, 2010. The delay in the filing of these reports for each of Holdings and Stanadyne is due to the restatement described in this report. While the Company believes the filing of the Annual Report on June 21, 2010 has cured the failure to so file the Annual Report on Form 10-K for the fiscal year ended December 31, 2009, the Company has not yet filed its Quarterly Report on Form 10-Q for the interim periods ended March 31, 2010 and June 30, 2010. As a result, the trustee or holders of at least 25% of the aggregate principal amount of the notes under either of the indentures may notify Stanadyne or Holdings, as applicable, of its failure to comply with the reporting covenant of the applicable indenture, in which case Stanadyne or Holdings, as applicable, will have 60 days in which to cure such failure. No such notice has been received through the date of this filing.

Cash Flows from Operating Activities. Stanadyne’s cash flows from operating activities consumed $4.3 million in cash during the six months ended June 30, 2009 as compared to $0.9 million cash generated during the same period of 2008. Lower operating profit on reduced business levels in the first six months of 2009 was partially offset by lower cash requirements for working capital accounts.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Changes in asset and liability accounts, primarily working capital accounts, required $7.8 million less cash in the first six months of 2009 versus the comparable period in 2008.

•

Positive cash flows from changes in accounts receivable were $10.0 million greater in the first six months of 2009, as customer receivables decreased proportionately with the lower levels of sales in the first six months of 2009 as compared to the same period in 2008.

•

Cash flows from changes in inventory levels required $1.9 million less cash in the first six months of 2009 as compared to the first six months of 2008. Lower customer demand in 2009 resulted in reduced inventory levels at all locations. While inventory levels have decreased since the end of 2008, they were not entirely aligned with this lower customer demand as of June 30, 2009, as reflected in erosion in the turnover to 6.4x in 2009 from 7.7x in 2008. We continue to target further reductions in our U.S. and Italy-based inventories in the third quarter.

•

Cash flows from changes in accounts payable balances consumed $0.1 million more cash in the first six months of 2009 than the same period in 2008. The year-to-year change reflected declining accounts payable balances on reduced business levels in the first half of 2009.

•

Cash flows from changes in other accrued liabilities in the first six months of 2009 consumed $3.0 million more cash than in the comparable period of 2008, due primarily to differences in timing of disbursements between the two periods, as well as disbursement of the performance bonus payments this year with no offsetting increase in the bonus liability as it is expected that no bonuses will be earned in 2009.

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

•

the impact of the material weaknesses on our ability to report our financial condition and results of operations accurately or on a timely basis, including with respect to our delay in providing timely reports under our indentures;

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

Restatement

(a) Background

In connection with the preparation of the consolidated financial statements of Holdings and Stanadyne for the fiscal year ended December 31, 2009, certain errors were identified that affected the Company’s reported results for the fiscal years ended December 31, 2004 through 2008 as well as the first three quarters of 2008 and 2009. The errors, which are more fully described in the Explanatory Note to this Quarterly Report on Form 10-Q/A and Note 2 of our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report, primarily related to the following:

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

The Company’s unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q/A have been restated to correct the identified errors.

(b) Evaluation of disclosure controls and procedures

Holdings

At the time of our Original Filing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009. Subsequent to that evaluation, our management, including the President and Chief Financial Officer, has re-evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of the period covered by this report. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) include controls and procedures designed to ensure that information required to be disclosed in reports filed

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and including that such information is accumulated and communicated to management, including the President and Chief Financial Officer of Holdings, as appropriate to allow timely decisions regarding required disclosure. Based on this re-evaluation and in connection therewith, the restatement of previously issued financial statements described above and the identification of a material weakness in internal control over financial reporting described below, the President and Chief Financial Officer of Holdings have concluded that Holdings’ disclosure controls and procedures were not effective as of June 30, 2009.

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

Stanadyne

At the time of our Original Filing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009. Subsequent to that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, has re-evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of the period covered by this report. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and including that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Stanadyne, as appropriate to allow timely decisions regarding required disclosure. Based on this re-evaluation and in connection therewith, the restatement of previously issued financial statements described above and the identification of a material weakness in internal control over financial reporting described below, the Chief Executive Officer and Chief Financial Officer of Stanadyne have concluded that Stanadyne’s disclosure controls and procedures were not effective as of June 30, 2009.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Stanadyne’s annual or interim financial statements will not be prevented or detected on a timely basis.

Stanadyne did not maintain effective controls to ensure completeness, valuation and appropriate presentation and disclosure over certain accounts described below, which led to the misstatement of its financial statements and related financial disclosures for the years ended December 31, 2008 and 2007 and for the first three quarters of 2009 and 2008. Management has concluded that (a) Stanadyne lacks sufficient accounting professionals with necessary knowledge, experience and training to adequately account for and perform adequate supervisory reviews of certain significant and primarily non-routine transactions and technical accounting matters and (b) Stanadyne lacks

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

adequate controls regarding training in the relevant accounting guidance, review, and documentation of certain complex, and primarily non-routine accounting transactions and review of required accounting disclosures. Collectively, these factors resulted in the misapplication of accounting principles primarily impacting several accounts including cost of goods sold, interest expense and income taxes as reported on our consolidated statements of operations and inventories, pension liabilities, deferred debt origination costs, certain components of other comprehensive income, goodwill and deferred income taxes as reported on our consolidated balance sheets. Because these control deficiencies could result in misstatements of the aforementioned accounts or other accounts not noted and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected, management has determined that these control deficiencies constitute a material weakness.

(c) Changes in internal control over financial reporting

There were no changes in internal control over financial reporting that have occurred during the second quarter that have materially affected, or are reasonably likely to affect, Holdings’ internal control over financial reporting.

There were no changes in internal control over financial reporting that have occurred during the second quarter that have materially affected, or are reasonably likely to affect, Stanadyne’s internal control over financial reporting.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

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

The discussion and analysis of our financial condition, results of operations and cash flows for the three and six months ended June 30, 2009 should be read in conjunction with the risk factors contained in Part I – Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 as well as the additional risk factors described below:

Failure to maintain effective internal controls over financial reporting may lead investors and other users to lose confidence in our financial data.

Maintaining effective internal controls over financial reporting is necessary for us to produce reliable financial statements. In evaluating the effectiveness of its internal controls over financial reporting as of December 31, 2009, management concluded that there was a material weakness in internal control over financial reporting related to the insufficiency of the Company’s accounting professionals’ experience and knowledge in reviewing significant non-routine transactions and technical accounting matters. This material weakness led to the need for the restatement of the Company’s financial statements for the years ended December 31, 2004 through 2008 and for the first three quarters of 2008 and 2009 and the failure of the Company to file its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and its Quarterly Reports on Form 10-Q for the interim periods ended March 31, 2010 and June 30, 2010 on a timely basis.

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

Holdings has failed to comply with the reporting covenant contained in the indenture governing the Senior Discount Notes and Stanadyne has failed to comply with the reporting covenant contained in the indenture governing the Notes insofar as the Company did not, within the time period specified in the SEC’s rules and regulations, file with the SEC or furnish to the noteholders the Company’s Quarterly Reports on Form 10-Q for the interim periods ended March 31, 2010 and June 30, 2010. The delay in the filing of these reports for each of Holdings and Stanadyne is due to the restatement described in this report. As a result, the trustee or holders of at least 25% of the aggregate principal amount of the notes under either of the indentures may notify Stanadyne or Holdings, as applicable, of its failure to comply with the reporting covenant of the applicable indenture, in which case Stanadyne or Holdings, as applicable, will have 60 days in which to cure such failure. While the Company has not received any such notice from the trustee or the requisite noteholders as of the date of this filing, there can be no assurance that the Company will not receive such notice or that, if the Company does receive such notice, that the Company will be able to file its Quarterly Reports on Form 10-Q for the interim periods ended March 31, 2010 and June 30, 2010 within 60 days of receipt of such notice.

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

Stanadyne Holdings, Inc.
(Registrant)

Date: August 26, 2010	/s/ Stephen S. Langin
Stephen S. Langin
Chief Financial Officer

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stanadyne Corporation
(Registrant)

Date: August 26, 2010	/s/ Stephen S. Langin
Stephen S. Langin
Chief Financial Officer

EXHIBIT INDEX:

31.1	Certification of President of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer and Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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