Form 10-Q/A
period 2009-09-30
STANADYNE CORP; Stanadyne Holdings, Inc.
filed 2010-08-26
CIK 1053439, 1323274

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

We are filing this Amended Quarterly Report on Form 10-Q/A (the “Amended Filing” or “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the three and nine-month periods ended September 30, 2009 (the “Original Filing”) to amend and restate our unaudited condensed consolidated financial statements and related disclosures for the three and nine-month periods ended September 30, 2009 and 2008, as discussed in Note 2 to the accompanying restated unaudited condensed consolidated financial statements. The Original Filing was filed with the Securities and Exchange Commission (“SEC”) on November 16, 2009.

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

Restated Financial Information

On June 21, 2010, we filed our 2009 Annual Report on Form 10-K which included restated financial statements as of January 1, 2007 and for the years ended December 31, 2008 and 2007 reflecting the correction of the errors noted above. On August 13, 2010 we filed our amended Quarterly Report on Form 10-Q/A for the three month period ended March 31, 2009. With this amendment to our Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2009, we are concurrently filing an amendment to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009. The amendments to our Quarterly Reports on Form 10-Q are being filed to restate our unaudited condensed consolidated financial statements and related financial information for the year to date and quarterly periods ended June 30, 2009 and September 30, 2009 as well as for the comparative corresponding 2008 quarterly periods.

Internal Controls

In connection with the restatement of the Company’s consolidated financial statements, management has identified control deficiencies in its internal controls that constitute a material weakness as discussed in Item 4T of this Amended Report. If not remediated, these control deficiencies could result in future material misstatements to the Company’s consolidated financial statements. Accordingly, management determined that these control deficiencies represented a material weakness in internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected and corrected on a timely basis. Management has also determined that the Company’s disclosure controls and procedures were ineffective as of September 30, 2009. For a discussion of management’s consideration of the Company’s disclosure controls and procedures and material weakness identified, see Item 4T of this Amended Filing.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Part I Financial Information

Item 1 Restated Financial Statements

Stanadyne Holdings, Inc.

Restated Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008 (unaudited)	5

Restated Condensed Consolidated Statements of Operations for the three months ended September 30, 2009 and 2008 (unaudited)	6

Restated Condensed Consolidated Statements of Operations for the nine months ended September 30, 2009 and 2008 (unaudited)	7

Restated Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 (unaudited)	8

Restated Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2009 and 2008 (unaudited)	9-10

Stanadyne Corporation

Restated Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008 (unaudited)	11

Restated Condensed Consolidated Statements of Operations for the three months ended September 30, 2009 and 2008 (unaudited)	12

Restated Condensed Consolidated Statements of Operations for the nine months ended September 30, 2009 and 2008 (unaudited)	13

Restated Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 (unaudited)	14

Restated Condensed Consolidated Statements of Changes in Stockholder’s Equity for the three and nine months ended September 30, 2009 and 2008 (unaudited)	15-16

Notes to Restated Condensed Consolidated Financial Statements	17-35

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	36-45

Item 3 Quantitative and Qualitative Disclosures about Market Risk	46

Item 4T Controls and Procedures	47

Part II Other Information

Item 1A Risk Factors	51

Item 6 Exhibits	52

Signatures	53

PART I: FINANCIAL INFORMATION

ITEM 1:	RESTATED FINANCIAL STATEMENTS

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

RESTATED CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)

	September 30, 2009	December 31, 2008
ASSETS	(Restated)	(Restated)
Current assets:
Cash and cash equivalents	$21,997	$49,010
Accounts receivable, net of allowance for uncollectible accounts of $220 as of September 30, 2009 and $209 as of December 31, 2008	28,455	32,171
Inventories, net	25,471	26,646
Prepaid expenses and other assets	1,761	1,657
Deferred income taxes	1,418	904

Total current assets	79,102	110,388
Property, plant and equipment, net	75,152	80,933
Goodwill	143,157	142,410
Intangible and other assets, net	82,378	85,128

Total assets	$379,789	$418,859

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$13,453	$18,396
Accrued liabilities	17,741	28,446
Current maturities of long-term debt	4,387	13,871
Current portion of capital lease obligations	476	316

Total current liabilities	36,057	61,029
Long-term debt, excluding current maturities	260,411	258,513
Deferred income taxes	7,862	12,085
Capital lease obligations, excluding current portion	1,023	830
Other non current liabilities	55,177	55,279

Total liabilities	360,530	387,736

Commitments and contingencies
Equity:
Stanadyne Holdings, Inc. stockholders’ equity:
Common stock, par value $.01, 150,000,000 authorized shares, 106,505,081 issued shares, and 105,815,081 and 106,027,581 outstanding shares as of September 30, 2009 and December 31, 2008, respectively	1,065	1,065
Additional paid-in capital	54,269	54,222
Accumulated other comprehensive loss	(11,145)	(12,797)
Accumulated deficit	(23,808)	(11,073)
Treasury stock, at cost, 690,000 and 477,500 shares as of September 30, 2009 and December 31, 2008, respectively	(557)	(335)

Total Stanadyne Holdings, Inc. stockholders’ equity	19,824	31,082
Non-controlling interest	(565)	41

Total equity	19,259	31,123

Total liabilities and equity	$379,789	$418,859

See notes to restated condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

RESTATED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
	(Restated)	(Restated)
Net sales	$46,434	$66,043
Cost of goods sold	33,348	49,913

Gross profit	13,086	16,130
Selling, general and administrative expenses	8,314	9,334
Amortization of intangible assets	812	816
Management fees	187	187

Operating income	3,773	5,793
Interest expense	7,468	7,226

Loss from operations before income tax benefit	(3,695)	(1,433)
Income tax benefit	(350)	(496)

Net loss	(3,345)	(937)
Less: net loss attributable to non-controlling interest	276	32

Net loss attributable to the stockholders of Stanadyne Holdings, Inc.	$(3,069)	$(905)

See notes to restated condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

RESTATED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
	(Restated)	(Restated)
Net sales	$134,295	$213,979
Cost of goods sold	102,062	157,297

Gross profit	32,233	56,682
Selling, general and administrative expenses	23,525	28,479
Amortization of intangible assets	2,437	2,450
Management fees	562	562

Operating income	5,709	25,191
Interest expense	22,303	21,538

(Loss) income from operations before income tax benefit (expense)	(16,594)	3,653
Income tax (benefit) expense	(3,261)	1,594

Net (loss) income	(13,333)	2,059
Less: net loss attributable to non-controlling interest	598	48

Net (loss) income attributable to the stockholders of Stanadyne Holdings, Inc.	$(12,735)	$2,107

See notes to restated condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

RESTATED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
	(Restated)	(Restated)
Cash flows from operating activities:
Net (loss) income	$(13,333)	$2,059
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	15,575	16,102
Amortization of debt discount and deferred financing fees	8,389	8,921
Stock-based compensation expense	47	77
Deferred income taxes	(4,738)	(2,210)
Loss on disposal of property, plant and equipment	21	56
Changes in operating assets and liabilities	(10,599)	(20,755)

Net cash (used in) provided by operating activities	(4,638)	4,250

Cash flows from investing activities:
Capital expenditures	(5,755)	(5,974)

Net cash used in investing activities	(5,755)	(5,974)

Cash flows from financing activities:
Payment on U.S. term loans	(15,000)	(6,200)
Proceeds from foreign term loans	—	360
Payments on foreign term loans	(76)	—
Proceeds from foreign overdraft facilities	141	2,483
Payments on capital lease obligations	(318)	(230)
Proceeds from exercise of stock options	—	12
Purchase of treasury stock	(223)	(66)
Payments of debt issuance cost	(1,175)	—

Net cash used in financing activities	(16,651)	(3,641)

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(27,044)	(5,365)
Effect of exchange rate changes on cash	31	(32)
Cash and cash equivalents at beginning of period	49,010	37,950

Cash and cash equivalents at end of period	$21,997	$32,553

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:

During the nine months ended September 30, 2009 and 2008, Stanadyne Corporation entered into capital leases for new equipment resulting in capital lease obligations of $536 and $944, respectively.

See notes to restated condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

RESTATED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Total Stockholders’	Non- controlling	Total
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Equity	Interests	Equity
Restated balance – December 31, 2007	106,430,081	$1,064	$54,085	$7,247	$(13,297)	365,000	$(229)	$48,870	$122	$48,992

Common stock issued	15,000		7					7		7
Purchase of treasury stock, at cost						65,000	(56)	(56)		(56)
Stock compensation expense			26					26		26
Comprehensive income:
Restated net income					1,965			1,965	23	1,988
Restated foreign currency translation adjustment				735				735	(1)	734
Total comprehensive income								2,700	22	2,722

Restated balance – March 31, 2008	106,445,081	1,064	54,118	7,982	(11,332)	430,000	(285)	51,547	144	51,691

Common stock issued	10,000		5					5		5
Purchase of treasury stock, at cost						10,000	(10)	(10)		(10)
Stock compensation expense			26					26		26
Comprehensive income:
Restated net income (loss)					1,047			1,047	(39)	1,008
Restated foreign currency translation adjustment				496				496	(7)	489
Total comprehensive income								1,543	(46)	1,497

Restated balance – June 30, 2008	106,455,081	1,064	54,149	8,478	(10,285)	440,000	(295)	53,111	98	53,209

Common stock issued
Purchase of treasury stock, at cost
Stock compensation expense			25					25		25
Comprehensive income:
Restated net income loss					(905)			(905)	(32)	(937)
Restated foreign currency translation adjustment				(1,032)				(1,032)	(1)	(1,033)
Total comprehensive income								(1,937)	(33)	(1,970)

Restated balance – September 30, 2008	106,455,081	$1,064	$54,174	$7,446	$(11,190)	440,000	$(295)	$51,199	$65	$51,264

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

RESTATED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount				Shares	Amount
Restated balance – December 31, 2008	106,505,081	$1,065	$54,222	$(12,797)	$(11,073)	477,500	$(335)	$31,082	$41	$31,123

Common stock issued
Purchase of treasury stock, at cost						212,500	(222)	(222)		(223)
Stock compensation expense			16					16		16
Comprehensive income:
Restated net deficit					(6,634)			(6,634)	(116)	(6,750)
Restated foreign currency translation adjustment				77				77	16	93
Total comprehensive income								(6,557)	(100)	(6,657)

Restated balance – March 31, 2009	106,505,081	1,065	54,238	(12,720)	(17,707)	690,000	(557)	24,319	(59)	24,260

Common stock issued
Purchase of treasury stock, at cost
Stock compensation expense			16					16		16
Comprehensive income:
Restated net deficit					(3,032)			(3,032)	(206)	(3,238)
Restated foreign currency translation adjustment				1,224				1,224	(52)	1,172
Total comprehensive income								(1,808)	(258)	(2,066)

Restated balance – June 30, 2009	106,505,081	1,065	54,254	(11,496)	(20,739)	690,000	(557)	22,527	(317)	22,210

Common stock issued
Purchase of treasury stock, at cost
Stock compensation expense			15					15		15
Comprehensive income:
Restated net deficit					(3,069)			(3,069)	(276)	(3,345)
Restated foreign currency translation adjustment				351				351	28	379
Total comprehensive income								(2,718)	(248)	(2,966)

Restated balance – September 30, 2009	106,505,081	$1,065	$54,269	$(11,145)	$(23,808)	690,000	$(557)	$19,824	$(565)	$19,259

See notes to restated condensed consolidated financial statement.

STANADYNE CORPORATION AND SUBSIDIARIES

RESTATED CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)

	September 30, 2009	December 31, 2008
ASSETS	(Restated )	(Restated	)
Current assets:
Cash and cash equivalents	$21,996	$48,844
Accounts receivable, net of allowance for uncollectible accounts of $220 as of September 30, 2009 and $209 as of December 31, 2008	28,455	32,170
Inventories, net	25,471	26,646
Prepaid expenses and other assets	1,761	1,657
Deferred income taxes	1,418	904

Total current assets	79,101	110,221
Property, plant and equipment, net	75,152	80,933
Goodwill	143,157	142,410
Intangible and other assets, net	80,980	83,541

Total assets	$378,390	$417,105

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$13,453	$18,394
Accrued liabilities	16,317	28,433
Current maturities of long-term debt	4,387	13,871
Current portion of capital lease obligations	475	316

Total current liabilities	34,632	61,014
Long-term debt, excluding current maturities	160,411	165,479
Deferred income taxes	19,933	21,837
Capital lease obligations, excluding current portion	1,023	830
Other non-current liabilities	55,177	55,279
Due to Stanadyne Holdings, Inc.	1,809	1,871

Total liabilities	272,985	306,310

Commitments and contingencies
Equity:
Stanadyne Corporation stockholder’s equity
Common stock, par value $.01, authorized 10,000 shares, issued and outstanding 1,000 shares	—	—
Additional paid-in capital	105,000	105,000
Accumulated other comprehensive loss	(11,144)	(12,797)
Retained earnings	12,114	18,551

Total Stanadyne Corporation stockholder’s equity	105,970	110,754
Non-controlling interest	(565)	41

Total equity	105,405	110,795

Total liabilities and equity	$378,390	$417,105

See notes to restated condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

RESTATED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
	(Restated)	(Restated)
Net sales	$46,434	$66,043
Cost of goods sold	33,348	49,913

Gross profit	13,086	16,130
Selling, general and administrative expenses	8,299	9,309
Amortization of intangible assets	812	816
Management fees	187	187

Operating income	3,788	5,818
Interest expense	4,486	4,574

(Loss) income from operations before income tax expense	(698)	1,244
Income tax expense	492	384

Net (loss) income	(1,190)	860
Less: net loss attributable to non-controlling interest	276	32

Net (loss) income attributable to the stockholder of Stanadyne Corporation	$(914)	$892

See notes to restated condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

RESTATED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
	(Restated)	(Restated)
Net sales	$134,295	$213,979
Cost of goods sold	102,062	157,297

Gross profit	32,233	56,682
Selling, general and administrative expenses	23,480	28,428
Amortization of intangible assets	2,437	2,449
Management fees	562	562

Operating income	5,754	25,243
Interest expense	13,615	13,811

(Loss) income from operations before income tax benefit (expense)	(7,861)	11,432
Income tax (benefit) expense	(826)	3,838

Net (loss) income	(7,035)	7,594
Less: net loss attributable to non-controlling interest	598	48

Net (loss) income attributable to the stockholder of Stanadyne Corporation	$(6,437)	$7,642

See notes to restated condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

RESTATED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
	(Restated)	(Restated)
Cash flows from operating activities:
Net (loss) income	$(7,035)	$7,594
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	15,575	16,102
Amortization of deferred financing fees	1,234	1,190
Stock-based compensation expense	47	77
Deferred income taxes	(2,419)	(1,056)
Loss on disposal of property, plant and equipment	21	56
Changes in operating assets and liabilities	(12,118)	(19,710)

Net cash (used in) provided by operating activities	(4,695)	4,253

Cash flows from investing activities:
Capital expenditures	(5,755)	(5,974)

Net cash used in investing activities	(5,755)	(5,974)

Cash flows from financing activities:
Payments on U.S. term loan	(15,000)	(6,200)
Proceeds from foreign term loans	—	360
Payments on foreign term loans	(76)	—
Proceeds from foreign overdraft facilities	141	2,483
Payments on capital lease obligations	(318)	(230)
Payments of debt issuance cost	(1,175)	—

Net cash used in financing activities	(16,428)	(3,587)

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(26,878)	(5,308)
Effect of exchange rate changes on cash	30	(32)
Cash and cash equivalents at beginning of period	48,844	37,711

Cash and cash equivalents at end of period	$21,996	$32,371

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:

During the nine months ended September 30, 2009 and 2008, Stanadyne Corporation entered into capital leases for new equipment resulting in capital lease obligations of $536 and $944, respectively.

See notes to restated condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

RESTATED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’	Non- controlling	Total
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Restated balance – December 31, 2007	1,000	$—	$105,000	$7,247	$8,727	$120,974	$122	$121,096

Comprehensive income:
Restated net income					3,824	3,824	23	3,847
Restated foreign currency translation adjustment				735		735	(1)	734
Total comprehensive income						4,559	22	4,581

Restated balance – March 31, 2008	1,000	—	105,000	7,982	12,551	125,533	144	125,677

Common stock issued
Purchase of treasury stock, at cost
Stock compensation expense
Comprehensive income:
Restated net income					2,926	2,926	(39)	2,887
Restated foreign currency translation adjustment				496		496	(7)	489
Total comprehensive income						3,422	(46)	3,376

Restated balance – June 30, 2008	1,000	—	105,000	8,478	15,477	128,955	98	129,053

Common stock issued
Purchase of treasury stock, at cost
Stock compensation expense
Comprehensive income:
Restated net income					892	892	(32)	860
Restated foreign currency translation adjustment				(1,032)		(1,032)	(1)	(1,033)
Total comprehensive income						(140)	(33)	(173)

Restated balance – September 30, 2008	1,000	$—	$105,000	$7,446	$16,369	$128,815	$65	$128,880

STANADYNE CORPORATION AND SUBSIDIARIES

RESTATED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’	Non- controlling	Total
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Restated balance – December 31, 2008	1,000		105,000	(12,797)	18,551	110,754	41	110,795

Comprehensive income:
Restated net deficit					(4,592)	(4,592)	(116)	(4,708)
Restated foreign currency translation adjustment				77		77	16	93
Total comprehensive income						(4,515)	(100)	(4,615)

Restated balance – March 31, 2009	1,000	—	105,000	(12,720)	13,959	106,239	(59)	106,180

Comprehensive income:
Restated net deficit					(931)	(931)	(206)	(1,137)
Restated foreign currency translation adjustment				1,225		1,225	(52)	1,173
Total comprehensive income						294	(258)	36

Restated balance – June 30, 2009	1,000	—	105,000	(11,495)	13,028	106,533	(317)	106,216

Comprehensive income:
Restated net deficit					(914)	(914)	(276)	(1,190)
Restated foreign currency translation adjustment				351		351	28	379
Total comprehensive income						(563)	(248)	(811)

Restated balance – September 30, 2009	1,000	$—	$105,000	$(11,144)	$12,114	$105,970	$(565)	$105,405

See notes to restated condensed consolidated financial statement.

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

Income Tax Accounting. The Company has computed its provision for income taxes based on the actual effective tax rate for the three and nine month periods ended September 30, 2009 by applying the discrete method as the Company determined that small changes in estimated income would result in significant changes in the estimated annual effective tax rate and therefore applying an estimate of the annual effective tax rate would not provide a reliable estimate for interim reporting periods.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(1)	Business, Organization and Significant Accounting Policies (continued)

The following table summarizes information about 2004 Equity Incentive Plan for the three and nine month periods ended September 30, 2009:

	Three Months Ended September 30, 2009
	Outstanding		Exercisable
	Stock Options	Weighted Average Exercise Price *	Stock Options	Weighted Average Exercise Price *
July 1, 2009	12,997,500	$0.54	3,071,250	$0.47
Exercised	—	—	—	—
Cancelled	18,750	0.47	—	—

September 30, 2009	12,978,750	$0.54	3,071,250	$0.47

	Nine Months Ended September 30, 2009
	Outstanding		Exercisable
	Stock Options	Weighted Average Exercise Price *	Stock Options	Weighted Average Exercise Price *
January 1, 2009	14,347,500	$0.53	3,071,250	$0.47
Exercised	—	—	—	—
Cancelled	1,368,750	0.47	—	—

September 30, 2009	12,978,750	$0.54	3,071,250	$0.47

*	Represents per share price.

There were no stock options granted or exercised during the third quarter of 2009. During the first quarter of 2009, one employee retired from the Company resulting in the cancellation of 1,350,000 unvested stock options. During the third quarter of 2009, one director retired from the Company’s board, resulting in the cancellation of 18,750 unvested stock options.

As of September 30, 2009, there was $141 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the 2004 Equity Incentive Plan. The total stock-based employee compensation expense for the year ending December 31, 2009 for the stock options awarded through September 2009 is expected to be $63.

Non-controlling Interests. Effective January 1, 2009, the Company adopted the standards set forth on the Consolidation Topic of the FASB Accounting Standards Codification. In accordance with these standards, the presentation and disclosure requirements were applied retrospectively for all periods presented. Accordingly, the presentation of income attributable to non-controlling interest for the three and nine month periods ended September 30, 2008 in the accompanying condensed consolidated statements of operations has been retroactively restated to conform to the 2009 presentation. In addition, the amount attributable to non-controlling interest as of December 31, 2008 in the accompanying condensed consolidated balance sheets has been retroactively restated as a component of equity to conform to the 2009 presentation.

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

New Accounting Pronouncements. In June 2009, the FASB issued ASC 810 “Consolidation” formerly known as No. 167 “Amendments to FASB Interpretation No. 46(R)” (‘Consolidation of Variable Interest Entities’). ASC 810 applies prospectively to variable interest entities existing on or after November 15, 2009. The objective of ASC 810 is to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct activities of the variable interest entity that most significantly impact the entity’s economic performance. The Company has determined that ASC 810 has no impact on its restated condensed consolidated financial statements.

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

On June 21, 2010, the Company filed its 2009 Annual Report on Form 10-K which included restated financial statements as of January 1, 2007 and for the years ended December 31, 2008 and 2007 reflecting the correction of the errors noted below. On August 13, 2010, the Company filed its amended Quarterly Report on Form 10-Q/A for the three month period ended March 31, 2009. On August 26, 2010, the Company filed its amended Quarterly Report on Form 10-Q/A for the three and six month period ended June 30, 2009. The condensed consolidated financial statements as of September 30, 2009 and for the quarterly periods ended September 30, 2009 and 2008 have been restated to correct these errors.

A description of the errors follows:

LIFO inventory – Beginning in 2006, and again in 2007 and 2008, the Company liquidated its LIFO inventory using an incorrect base year index. The cumulative effect of this error resulted in the LIFO inventory balance being overstated by $2,273 as of September 30, 2009 and December 31, 2008. There was no impact to cost of goods sold for the three-month and nine-month periods ended September 30, 2008 and 2009.

Pension plan accounting – Effective March 31, 2007, the Company amended the Stanadyne Corporation Pension Plan (a defined benefit plan) (the “Pension Plan”) to freeze the Pension Plan with respect to all participants so that no future benefits accrue after that date. The effect of the Pension Plan freeze resulted in a previously reported curtailment gain of $10,015 in 2007. During the quarter ended December 31, 2009, the Company discovered that incomplete data had been used in 2007 for 31 of the 1,407 plan participants to calculate the remaining projected benefit obligation for the Pension Plan. As a result, the curtailment gain, which was included in selling, general, administrative and other operating expenses, was overstated by $957 in the year ending December 31, 2007. Also during the quarter ended December 31, 2009, the Company identified an error in the information related to surviving beneficiaries that was omitted from the measurement of the projected benefit obligation in 2008 by the Company’s actuary. The curtailment gain and the error did not have material effects on the previous reported pension expense for the three and nine month periods ended September 30, 2009 and 2008. The cumulative nature of these errors resulted in the understatement of the projected benefit obligation by $1,835 at December 31, 2008 and September 30, 2009. Accumulated other comprehensive loss was understated by $718 as of September 30, 2009 and December 31, 2008. Further, the Company reclassified $4,139 and $2,411 of its accrued pension liability from current to long-term as of September 30, 2009 and December 31, 2008, respectively, to properly reflect the long-term nature of the liability.

Foreign currency translation of goodwill – Beginning in August 2004, the Company had not translated goodwill arising from the acquisition of Stanadyne, SpA using foreign currency rates at the end of each reporting period. As a result, goodwill was understated and accumulated other comprehensive loss was overstated $941 and $194 as of September 30, 2009 and December 31, 2008, respectively. Also, other comprehensive income was understated $89 and $398 for the three month periods ended September 30, 2009 and 2008, respectively and understated $747 and $3 for the nine month periods ended September 30, 2009 and September 30, 2008, respectively.

Purchase accounting – In connection with the acquisition of Stanadyne in 2004, the Company used an incorrect rate to record the state deferred income tax liabilities in the opening balance sheet. As such, deferred income tax liabilities were overstated by $2,359 as of September 30, 2009 and December 31, 2008. The offsetting adjustment was to decrease goodwill associated with that acquisition by $2,359 as of September 30, 2009 and December 31, 2008.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(2)	Restatement of Condensed Consolidated Financial Statements (continued)

Deferred debt origination cost amortization – The Company had been using the straight-line method for amortizing deferred debt origination costs instead of the effective interest method which is required by accounting principles generally accepted in the United States of America. As such Holdings interest expense was overstated by $558 and $114 for the three month periods ended September 30, 2009 and 2008, respectively, and overstated by $678 and $336 for the nine month periods ended September 30, 2009 and 2008, respectively. Stanadyne interest expense was overstated by $565 and $114 for the three month periods ended September 30, 2009 and 2008, respectively, and $694 and $330 for the nine month periods ended September 30, 2009 and 2008, respectively. Further, deferred debt origination costs for Holdings were understated by $1,652 and $973 as of September 30, 2009 and December 31, 2008, respectively. Stanadyne’s deferred debt origination costs were understated by $1,501 and $807 as of September 30, 2009 and December 31, 2008, respectively.

Sales cut-off – The Company identified certain sales that were shipped in 2007 that were recorded as sales in the incorrect year. To correct these errors, the Company increased net sales by $2,951 and increased cost of goods sold by $2,408 for the nine month period ended September 30, 2008.

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

Other errors – The condensed consolidated balance sheets at September 30, 2009 and December 31, 2008 have also been restated to report, on a gross basis, the amount recoverable from the Company’s workers’ compensation insurance carrier that had previously been netted against our related workers’ compensation liability. As such, intangible and other assets and other non-current liabilities have both been increased by $1,535 and $1,613 as of September 30, 2009 and December 31, 2008, respectively. Furthermore, accumulated depreciation expense was increased by $192 and $384 for the three month and nine month periods ended September 30, 2009, respectively, to reflect the amount of additional depreciation expense related to the surplus equipment resulting from the closure of Windsor, Connecticut manufacturing operations in 2010.

Other Income taxes – The Company has recorded the income tax effect of the above corrections and other interim tax adjustments. Also, the Company reduced its deferred tax rate for 2009 and 2008 to correct an error in the state tax rate used in those years. Further, Holdings income tax expense was decreased for the three and nine month periods ended September 30, 2008, to record the tax effects of non-deductible interest expense in the proper period. The combined income tax adjustment for Holdings, including the adjustments for deferred income tax valuation allowance related to SPA described above, was a decrease of income tax benefit of $353 and $743 for the three and nine month periods ended September 30, 2009, respectively, and an increase to income tax benefit of $31 and a decrease to income tax expense of $343 for the three and nine month periods ended September 30, 2008, respectively. The combined income tax adjustment for Stanadyne including the adjustment for deferred income tax valuation allowances related to SpA described above, was an increase in income tax expense of $406 for the three months ended September 30, 2009 and a decrease in income tax benefit of $878 for the nine month period ended September 30, 2009, and increases of $135 and $87 for the three and nine month periods ended September 30, 2008, respectively. The cumulative income tax adjustment resulted in a decrease in Holdings current deferred income tax asset of $2,098 as of September 30, 2009 and $702 as of December 31, 2008, and a decrease in deferred income tax liabilities of $2,936 and $232 as of September 30, 2009 and December 31, 2008, respectively and a decrease in deferred income tax liabilities of $2,430 for Stanadyne as of September 30, 2009 and an increase in deferred tax liabilities of $256 as of December 31, 2008.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(2)	Restatement of Condensed Consolidated Financial Statements (continued)

Cumulative adjustments as of January 1, 2008 – As of January 1, 2008, the Holdings accumulated deficit was understated by $6,064 related to the overstatement of amortization of debt issuance costs $698, the understatement of the LIFO inventory adjustment $1,731, the overstatement of accounts receivable and understatement of inventories relating to delivery terms associated with certain shipments of $2,951 and $2,409, respectively, the understatement of pension expenses of $1,008, and the overstatement warranty expenses of $150 and a $228 charge to retained earnings for the adoption of new guidance on uncertain tax positions. The net income tax benefit related to these errors total $615 and was in addition to the $4,017 increase to income tax expense for the valuation allowance for SpA deferred tax assets described above. As of January 1, 2008, the Stanadyne retained earnings was overstated by $6,617 related to the overstatement of amortization of debt issuance costs of $538, the understatement of the LIFO inventory adjustment of $1,731, the overstatement of accounts receivable and understatement of inventories relating to delivery terms associated with certain shipments of $2,951 and $2,409, respectively, the understatement of pension expenses of $1,008, and the overstatement warranty expenses of $150 and a $228 charge to retained earnings for the adoption of new guidance on uncertain tax positions. Total net income tax benefit related to these errors total $221 and was in addition to the $4,017 increase to income tax expense for the valuation allowance for SpA deferred tax assets described above. Further, accumulated other comprehensive income for Holdings and Stanadyne as of January 1, 2008 was understated by $1,121 related to the foreign currency translation of the Stanadyne, SpA goodwill of $1,088 and translation of other restated accounts of $33.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(2)	Restatement of Condensed Consolidated Financial Statements (continued)

Impact of the restatement

The effects of the restatements on the Holdings condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008 follow:

	As of September 30, 2009
	Previously Reported	Adjustments	Restated
Inventories, net	$27,744	$(2,273)	$25,471
Deferred income taxes	3,516	(2,098)	1,418
Total current assets	83,473	(4,371)	79,102
Property, plant and equipment, net	75,536	(384)	75,152
Goodwill	144,575	(1,418)	143,157
Intangible and other assets, net	79,191	3,187	82,378
Total assets	382,775	(2,986)	379,789
Accrued liabilities	19,204	(1,463)	17,741
Total current liabilities	37,520	(1,463)	36,057
Deferred income taxes	10,798	(2,936)	7,862
Other non-current liabilities	47,668	7,509	55,177
Total liabilities	357,420	3,110	360,530
Accumulated other comprehensive loss	(11,299)	154	(11,145)
Accumulated deficit	(17,553)	(6,255)	(23,808)
Total stockholders’ equity	25,924	(6,100)	19,824
Total equity	25,355	(6,096)	19,259
Total liabilities and equity	$382,775	$(2,986)	$379,789

	As of December 31, 2008
	Previously Reported	Adjustments	Restated
Inventories, net	$28,919	$(2,273)	$26,646
Deferred income taxes	1,606	(702)	904
Total current assets	113,364	(2,976)	110,388
Goodwill	144,575	(2,165)	142,410
Intangible and other assets, net	82,542	2,586	85,128
Total assets	421,414	(2,555)	418,859
Accrued liabilities	30,640	(2,194)	28,446
Total current liabilities	63,221	(2,192)	61,029
Deferred income taxes	12,317	(232)	12,085
Other non-current liabilities	49,420	5,859	55,279
Total liabilities	384,301	3,435	387,736
Accumulated other comprehensive loss	(12,627)	(170)	(12,797)
Accumulated deficit	(5,266)	(5,807)	(11,073)
Total stockholders’ equity	37,084	(6,002)	31,082
Total equity	37,113	(5,990)	31,123
Total liabilities and equity	$421,414	$(2,555)	$418,859

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(2)	Restatement of Condensed Consolidated Financial Statements (continued)

The effects of the restatements on the Holdings condensed consolidated statements of operations for the three and nine month periods ended September 30, 2009 and 2008 follow:

	For the three month period ended September 30, 2009
	Previously Reported	Adjustments	Restated
Net sales	$46,434	$—	$46,434
Cost of goods sold	33,156	192	33,348

Gross profit	13,278	(192)	13,086
Selling, general, administrative expenses	8,314	—	8,314
Amortization of intangible assets	812	—	812
Management fees	187	—	187

Operating income	3,965	(192)	3,773
Interest expense	8,026	(558)	7,468

Loss before income tax benefit	(4,061)	366	(3,695)
Income tax benefit	(703)	353	(350)

Net loss	(3,358)	13	(3,345)
Less: net loss attributable to non-controlling interest	276	—	276

Net loss attributable to the stockholders of Stanadyne Holdings, Inc.	$(3,082)	$13	$(3,069)

	For the three month period ended September 30, 2008
	Previously Reported	Adjustments	Restated
Net sales	$66,043	$—	$66,043
Cost of goods sold	49,913	—	49,913

Gross profit	16,130	—	16,130
Selling, general, administrative expenses	9,334	—	9,334
Amortization of intangible assets	816	—	816
Management fees	187	—	187

Operating income	5,793	—	5,793
Interest expense	7,340	(114)	7,226

Loss before income tax benefit	(1,547)	114	(1,433)
Income tax benefit	(465)	(31)	(496)

Net loss	(1,082)	145	(937)
Less: net loss attributable to non-controlling interest	32	—	32

Net loss attributable to the stockholders of Stanadyne Holdings, Inc.	$(1,050)	$145	$(905)

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(2)	Restatement of Condensed Consolidated Financial Statements (continued)

	For the nine month period ended September 30, 2009
	Previously Reported	Adjustments	Restated
Net sales	$134,295	$—	$134,295
Cost of goods sold	101,678	384	102,062

Gross profit	32,617	(384)	32,233
Selling, general, administrative expenses	23,525	—	23,525
Amortization of intangible assets	2,437	—	2,437
Management fees	563	(1)	562

Operating income	6,092	(383)	5,709
Interest expense	22,981	(678)	22,303

Loss before income tax benefit	(16,889)	295	(16,594)
Income tax benefit	(4,004)	743	(3,261)

Net loss	(12,885)	(448)	(13,333)
Less: net loss attributable to non-controlling interest	598	—	598

Net loss attributable to the stockholders of Stanadyne Holdings, Inc.	$(12,287)	$(448)	$(12,735)

	For the nine month period ended September 30, 2008
	Previously Reported	Adjustments	Restated
Net sales	$211,028	$2,951	$213,979
Cost of goods sold	154,889	2,408	157,297

Gross profit	56,139	543	56,682
Selling, general, administrative expenses	28,481	(2)	28,479
Amortization of intangible assets	2,448	2	2,450
Management fees	563	(1)	562

Operating income	24,647	544	25,191
Interest expense	21,873	(335)	21,538

Income before income tax expense	2,774	879	3,653
Income tax expense	1,937	(343)	1,594

Net income	837	1,222	2,059
Less: net loss attributable to non-controlling interest	48	—	48

Net income attributable to the stockholders of Stanadyne Holdings, Inc.	$885	$1,222	$2,107

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(2)	Restatement of Condensed Consolidated Financial Statements (continued)

The effects of the restatements on the Holdings condensed consolidated statements of cash flows for the nine month periods ended September 30, 2009 and 2008 follow:

	Nine month period ended September 30, 2009
	Previously Reported	Adjustments	Restated
Cash flows from operating activities:
Net loss	$(12,885)	$(448)	$(13,333)
Depreciation and amortization	15,191	384	15,575
Amortization of debt discount and deferred financing fees	9,068	(679)	8,389
Deferred income taxes	(3,651)	(1,087)	(4,738)
Changes in operating assets and liabilities	(12,429)	1,830	(10,599)
Net cash used in operating activities	(4,638)	—	(4,638)

	Nine month period ended September 30, 2008
	Previously Reported	Adjustments	Restated
Cash flows from operating activities:
Net income	$837	$1,222	$2,059
Amortization of debt discount and deferred financing fees	9,257	(336)	8,921
Deferred income taxes	(925)	(1,285)	(2,210)
Changes in operating assets and liabilities	(21,154)	399	(20,755)
Net cash provided by operating activities	4,250	—	4,250

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(2)	Restatement of Condensed Consolidated Financial Statements (continued)

The effects of the restatements on the Stanadyne condensed consolidated balance sheet as of September 30, 2009 and December 31, 2008 follow:

	As of September 30, 2009
	Previously Reported	Adjustments	Restated
Inventories, net	$27,744	$(2,273)	$25,471
Deferred income taxes	3,516	(2,098)	1,418
Total current assets	83,473	(4,372)	79,101
Property, plant and equipment, net	75,536	(384)	75,152
Goodwill	144,575	(1,418)	143,157
Intangible and other assets, net	77,943	3,037	80,980
Total assets	381,527	(3,137)	378,390
Accrued liabilities	17,665	(1,348)	16,317
Total current liabilities	35,981	(1,349)	34,632
Deferred income taxes	22,363	(2,430)	19,933
Other non-current liabilities	47,668	7,509	55,177
Total liabilities	268,685	4,300	272,985
Accumulated other comprehensive loss	(11,299)	155	(11,144)
Retained earnings	19,710	(7,596)	12,114
Total stockholder’s equity	113,411	(7,441)	105,970
Total equity	112,842	(7,437)	105,405
Total liabilities and equity	381,527	(3,137)	378,390

	As of December 31, 2008
	Previously Reported	Adjustments	Restated
Inventories, net	$28,919	$(2,273)	$26,646
Deferred income taxes	1,606	(702)	904
Total current assets	113,196	(2,975)	110,221
Goodwill	144,575	(2,165)	142,410
Intangible and other assets, net	81,121	2,420	83,541
Total assets	419,825	(2,720)	417,105
Accrued liabilities	30,626	(2,193)	28,433
Total current liabilities	63,207	(2,193)	61,014
Deferred income taxes	21,581	256	21,837
Due to Stanadyne Holdings, Inc.	1,302	569	1,871
Other non-current liabilities	49,420	5,859	55,279
Total liabilities	301,819	4,491	306,310
Accumulated other comprehensive loss	(12,627)	(170)	(12,797)
Retained earnings	25,579	(7,028)	18,551
Total stockholder’s equity	117,957	(7,203)	110,754
Total equity	118,006	(7,211)	110,795
Total liabilities and equity	419,825	(2,720)	417,105

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(2)	Restatement of Condensed Consolidated Financial Statements (continued)

The effects of the restatements on the Stanadyne condensed consolidated statements of operations for the three and nine month periods ended September 30, 2009 and 2008 follow:

	For the three month period ended September 30, 2009
	Previously Reported	Adjustments	Restated
Net sales	$46,434	$—	$46,434
Cost of goods sold	33,156	192	33,348

Gross profit	13,278	(192)	13,086
Selling, general, administrative expenses	8,299	—	8,299
Amortization of intangible assets	812	—	812
Management fees	187	—	187

Operating income	3,980	(192)	3,788
Interest expense	5,051	(565)	4,486

Loss before income tax expense	(1,071)	373	(698)
Income tax expense	86	406	492

Net loss	(1,157)	(33)	(1,190)
Net loss attributable to non-controlling interest	276	—	276

Net loss attributable to the stockholder of Stanadyne Corporation	$(881)	$(33)	$(914)

	For the three month period ended September 30, 2008
	Previously Reported	Adjustments	Restated
Net sales	$66,043	$—	$66,043
Cost of goods sold	49,913	—	49,913

Gross profit	16,130	—	16,130
Selling, general, administrative expenses	9,309	—	9,309
Amortization of intangible assets	816	—	816
Management fees	187	—	187

Operating income	5,818	—	5,818
Interest expense	4,688	(114)	4,574

Income before income tax expense	1,130	114	1,244
Income tax expense	249	135	384

Net income	881	(21)	860
Net loss attributable to non-controlling interest	32	—	32

Net loss attributable to the stockholder of Stanadyne Corporation	$913	$(21)	$892

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(2)	Restatement of Condensed Consolidated Financial Statements (continued)

	For the nine month period ended September 30, 2009
	Previously Reported	Adjustments	Restated
Net sales	$134,295	$—	$134,295
Cost of goods sold	101,678	384	102,062

Gross profit	32,617	(384)	32,233
Selling, general, administrative expenses	23,479	1	23,480
Amortization of intangible assets	2,437	—	2,437
Management fees	563	(1)	562

Operating income	6,138	(384)	5,754
Interest expense	14,309	(694)	13,615

Loss before income tax benefit	(8,171)	310	(7,861)
Income tax benefit	(1,704)	878	(826)

Net loss	(6,467)	(568)	(7,035)
Net loss attributable to non-controlling interest	598	—	598

Net income attributable to the stockholder of Stanadyne Corporation	$(5,869)	$(568)	$(6,437)

	For the nine month period ended September 30, 2008
	Previously Reported	Adjustments	Restated
Net sales	$211,028	$2,951	$213,979
Cost of goods sold	154,889	2,408	157,297

Gross profit	56,139	543	56,682
Selling, general, administrative expenses	28,429	(1)	28,428
Amortization of intangible assets	2,448	1	2,449
Management fees	563	(1)	562

Operating income	24,699	544	25,243
Interest expense	14,139	(328)	13,811

Income before income tax expense	10,560	872	11,432
Income tax expense	3,751	87	3,838

Net income	6,809	785	7,594
Net loss attributable to non-controlling interest	48	—	48

Net loss attributable to the stockholder of Stanadyne Corporation	$6,857	$785	$7,642

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(2)	Restatement of Condensed Consolidated Financial Statements (concluded)

The effects of the restatements on the Stanadyne condensed consolidated statements of cash flows for the nine month periods ended September 30, 2009 and 2008 follow:

	Nine month period ended September 30, 2009
	Previously Reported	Adjustments	Restated
Cash flows from operating activities:
Net loss	$(6,467)	$(568)	$(7,035)
Depreciation and amortization	15,191	384	15,575
Amortization of deferred financing fees	1,928	(694)	1,234
Deferred income taxes	(959)	(1,460)	(2,419)
Changes in operating assets and liabilities	(14,456)	2,338	(12,118)
Net cash used in operating activities	(4,695)	—	(4,695)

	Nine month period ended September 30, 2008
	Previously Reported	Adjustments	Restated
Cash flows from operating activities:
Net income	$6,809	$785	$7,594
Amortization of deferred financing fees	1,519	(329)	1,190
Deferred income taxes	1,149	(2,205)	(1,056)
Changes in operating assets and liabilities	(21,459)	1,749	(19,710)
Net cash provided by operating activities	4,253	—	4,253

(3)	Inventories

Components of inventories are as follows:

	As of September 30, 2009 (Restated)	As of December 31, 2008 (Restated)
Raw materials and purchased parts	$10,835	$10,326
Work-in-process	8,803	10,792
Finished goods	5,833	5,528

	$25,471	$26,646

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(4)	Intangible and Other Assets

Major components of intangible and other assets at September 30, 2009 and December 31, 2008 are listed below:

	Holdings
	As of September 30, 2009		As of December 31, 2008
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
	(Restated)	(Restated)	(Restated)	(Restated)
Trademarks / trade names	$51,100	$—	$51,100	$—
Technology / patents	24,300	11,373	24,300	10,081
Customer contracts	15,252	7,860	15,252	6,715
Debt issuance costs	14,431	5,112	18,447	8,882
Other	1,715	75	1,781	74

	$106,798	$24,420	$110,880	$25,752

	Stanadyne
	As of September 30, 2009		As of December 31, 2008
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
	(Restated)	(Restated)	(Restated)	(Restated)
Trademarks / trade names	$51,100	$—	$51,100	$—
Technology / patents	24,300	11,373	24,300	10,081
Customer contracts	15,252	7,860	15,252	6,715
Debt issuance costs	12,076	4,155	16,090	8,112
Other	1,715	75	1,781	74

	$104,443	$23,463	$108,523	$24,982

Amortization expense of intangible assets for the Company, exclusive of the amortization of debt issuance costs, was $812 and $816 for the three months ended September 30, 2009 and 2008, respectively, and $2,437 and $2,450 for the nine months ended September 30, 2009 and 2008, respectively. Estimated annual amortization expense for the Company’s intangible assets is expected to be $3,249 in 2009, $3,160 in 2010, $2,944 in 2011, $2,816 in 2012 and $2,816 in 2013.

Amortization of debt discount and debt issuance costs is included as interest expense in the accompanying restated condensed consolidated statements of operations for Holdings of $1,798 and $3,046 for the three months ended September 30, 2009 and 2008, respectively, and $8,388 and $8,921 for the nine months ended September 30, 2009 and 2008, respectively. Amortization of debt issuance costs for Stanadyne was $350 and $393 for the three months ended September 30, 2009 and 2008, respectively, and $1,235 and $1,190 for the nine months ended September 30, 2009 and 2008, respectively. These amounts are included as interest expense in the accompanying restated condensed consolidated statements of operations.

Included in amortization of debt issuance costs for both Stanadyne and Holdings for the three and nine months ended September 30, 2009, is $0.1 million of accelerated amortization related to the retirement of the Company’s U.S. term loans. As a result of the retirement of the Term Loans, the Company reduced the gross carrying value and accumulated amortization for the $2,117 fully amortized cost associated with the Term Loans. Additionally, approximately $1.2 million of debt issuance costs were capitalized in connection with the Company’s new revolving credit facility (see Note 5) which will be amortized over the four year term of that facility.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(5)	Long-term Debt

Long-term debt consisted of:

	Holdings		Stanadyne
	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Revolving credit lines	$—	$—	$—	$—
U.S. Term Loans	—	15,000	—	15,000
Senior Subordinated Notes	160,000	160,000	160,000	160,000
Holdings Senior Discount Notes, net of unamortized discount of $6,966 at December 31, 2008	100,000	93,034	—	—
SAPL debt, payable to India Overseas Bank through 2013, bearing interest at rates ranging from 6.26% to 9.00% as of September 30, 2009	1,041	957	1,041	957
SCC debt, payable to Pudong Development Bank, bearing interest at 5.84% as of September 30, 2009	439	440	439	440
SpA debt payable to Italian banks through 2009, bearing interest rates ranging from 2.39% to 5.00% as of September 30, 2009	3,318	2,953	3,318	2,953

Long-term debt	264,798	272,384	164,798	179,350
Less current maturities of long-term debt	4,387	13,871	4,387	13,871

Long-term debt, excluding current maturities	$260,411	$258,513	$160,411	$165,479

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

In connection with this new loan agreement, the Company made two changes. First, as discussed in Note 1, SAHC changed its legal name to Stanadyne Intermediate Holding Corp. to better reflect its positioning in the overall corporate structure. Second, the former Precision Engine Products Corp. (“PEPC”) entity was formally dissolved on July 22, 2009. As a result of the dissolution of PEPC, the guarantee structure related to the Senior Subordinated Notes is no longer in place, and accordingly, the supplemental consolidating condensed financial statements relating to the guarantor and non-guarantor subsidiaries of Stanadyne are no longer required.

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

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(6)	Pension Plans, Defined Contribution Plan and Other Postretirement Health Care and Life Insurance Pension Plans

The Company has a noncontributory defined benefit pension plan for eligible domestic employees and also has two nonqualified plans, which are designed to supplement the benefits payable to designated employees. The components of the net periodic pension expense (income) for the periods shown are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009 (Restated)	2008 (Restated)	2009 (Restated)	2008 (Restated)
Interest cost	$1,458	$1,410	$4,387	$4,282
Expected return on plan assets	(1,072)	(1,664)	(3,217)	(4,990)
Recognized net actuarial losses	515	8	1,510	23

Net periodic pension expense (income)	$901	$(246)	$2,680	$(685)

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

During the second quarter of 2009, as a part of its strategic plan and cost reduction initiatives, the Company decided to consolidate its U.S. based manufacturing capacity. This will result in the closure of manufacturing operations in the Company’s Windsor, Connecticut location by mid-2011 and expansion of its operations in its North Carolina locations. The Company incurred $0.7 million and $1.0 million in reorganization costs related to this consolidation in the three and nine months ended September 30, 2009, respectively. These costs were primarily for staffing to manage the project and costs to relocate equipment and are reflected as a component of selling, general and administrative expenses within the accompanying condensed consolidated statements of operations. On June 23, 2009, the Company announced that hourly and salaried employees of the Windsor, Connecticut workforce that will be displaced by this consolidation will receive compensation, based on years of service and skill level, if they remain employed until their positions are eliminated. This “completion bonus” is projected to approximate $2.4 million. The Company accrued $0.6 million in relation to this completion bonus in the third quarter of 2009 which is reflected as a component of cost of goods sold within the accompanying restated condensed consolidated statements of operations.

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

The Company estimates and records the liability associated with its manufactured products at the time they are sold. The changes in the Company’s warranty liability are provided below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008 (Restated)	2009	2008 (Restated)
Warranty liability, beginning of period	$1,130	$1,758	$1,085	$2,386
Warranty expense based on products sold	204	697	614	1,678
Warranty claims paid	(132)	(226)	(497)	(1,835)

Warranty liability, end of period	$1,202	$2,229	$1,202	$2,229

The Company’s warranty accrual is included as a component of accrued liabilities on the restated condensed consolidated balance sheets.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(8)	Comprehensive (Loss) Income

Comprehensive (loss) income is as follows:

	Holdings
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009 (Restated)	2008 (Restated)	2009 (Restated)	2008 (Restated)
Net (loss) income	$(3,069)	$(905)	$(12,735)	$2,107
Other comprehensive income:
Foreign currency translation adjustments	351	(1,032)	1,652	199

Comprehensive (loss) income	$(2,718)	$(1,937)	$(11,083)	$2,306

	Stanadyne
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009 (Restated)	2008 (Restated)	2009 (Restated)	2008 (Restated)
Net (loss) income	$(914)	$892	$(6,437)	$7,642
Other comprehensive income:
Foreign currency translation adjustments	351	(1,032)	1,653	199

Comprehensive (loss) income	$(563)	$(140)	$(4,784)	$7,841

(9)	Segments

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

In connection with the preparation of the consolidated financial statements of Holdings and Stanadyne for the fiscal year ended December 31, 2009, certain errors were identified that affected the reported results for the fiscal years ended December 31, 2004 through 2008 as well as the first three quarters of 2009 and 2008. The errors are more fully described in the Explanatory Note to this Quarterly Report on Form 10-Q/A and Note 2 of our restated condensed consolidated financial statements included in Item 1 of this report. The Company has restated its condensed consolidated financial statements for each of the three month and nine month periods ended September 30, 2009 and 2008 to correct these errors. The following tables and analyses have been restated to reflect the restated financial statement amounts.

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

The global economic recession continued to negatively impact demand for our products in the third quarter of 2009. Lower end market demand for our products in the agriculture, construction and automotive industries resulted in sales totaling $46.4 million in the third quarter of 2009, reflecting a decrease of $19.6 million and 29.7% from the third quarter of 2008 sales of $66.0 million. Sales in the third quarter of 2009 were $1.1 million less than the second quarter of 2009, indicating that the underlying market demand appears to have stabilized. Third quarter sales compared to the same quarter in 2008 were lower for virtually every market, customer and industry we serve. Sales to our original equipment manufacturers (“OEMs”) continued to reflect the largest year-over-year decreases with third quarter 2009 sales 45.2% lower than the same period in 2008. Sales to the service channels in the third quarter of 2009 decreased a comparatively modest 7.5% when compared to the same period in 2008, and represented 54% of our total third quarter revenues.

Our operating income for the third quarter of 2009 improved slightly from the prior quarter to $3.8 million and 8.1% of net sales, reflecting benefits from the cost reduction actions taken earlier this year that included permanent staff reductions, temporary furloughs of personnel on an as-needed basis, wage and salary reductions ranging from 3-15%, and several other austerity measures targeting savings in utilities, travel, benefits, professional fees and other costs.

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

Despite the recessionary business levels, the Company’s liquidity remains adequate. Cash consumed by operations in the third quarter of 2009 was limited to $0.4 million. In the third quarter of 2009, we made $1.7 million in capital expenditures and reduced our term debt by an additional $5.3 million in connection with the establishment of a new revolving credit agreement to support our U.S. operations. Availability under this new four year revolving credit agreement, when combined with $22.0 million of cash on hand as of September 30, 2009, provides $37.2 million of liquidity.

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

	Holdings
	Three Months Ended September 30, 2009 (Restated)		Three Months Ended September 30, 2008 (Restated)		Nine Months Ended September 30, 2009 (Restated)		Nine Months Ended September 30, 2008 (Restated)
	$	%	$	%	$	%	$	%
Net sales	46,434	100.0	66,043	100.0	134,295	100.0	213,979	100.0
Cost of goods sold	33,348	71.8	49,913	75.6	102,062	76.0	157,297	73.5
Gross profit	13,086	28.2	16,130	24.4	32,233	24.0	56,682	26.5
SG&A	8,314	17.9	9,334	14.1	23,525	17.5	28,479	13.3
Amortization of intangibles	812	1.7	816	1.2	2,437	1.8	2,450	1.1
Management fees	187	0.4	187	0.3	562	0.4	562	0.3
Operating income	3,773	8.2	5,793	8.8	5,709	4.3	25,191	11.8
Net (loss) income attributable to Holdings	(3,069)	(6.6)	(905)	(1.4)	(12,735)	(9.5)	2,107	1.0

	Stanadyne
	Three Months Ended September 30, 2009 (Restated)		Three Months Ended September 30, 2008 (Restated)		Nine Months Ended September 30, 2009 (Restated)		Nine Months Ended September 30, 2008 (Restated)
	$	%	$	%	$	%	$	%
Net sales	46,434	100.0	66,043	100.0	134,295	100.0	213,979	100.0
Cost of goods sold	33,348	71.8	49,913	75.6	102,062	76.0	157,297	73.5
Gross profit	13,086	28.2	16,130	24.4	32,233	24.0	56,682	26.5
SG&A	8,299	17.9	9,309	14.1	23,480	17.5	28,428	13.3
Amortization of intangibles	812	1.7	816	1.2	2,437	1.8	2,449	1.1
Management fees	187	0.4	187	0.3	562	0.4	562	0.3
Operating income	3,788	8.2	5,818	8.8	5,754	4.3	25,243	11.8
Net (loss) income attributable to Stanadyne	(914)	(2.0)	892	1.4	(6,437)	(4.8)	7,642	3.6

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Comparison of Results of Operations

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

Sales to the service markets in the third quarter of 2009 totaled $25.1 million and 54% of total revenues, reflecting a comparatively smaller decrease of $2.0 million or 7.5% from the prior year third quarter sales. Lower service demand was most pronounced in lower third quarter sales to Deere ($2.1 million), General Motors Service Parts Organization ($1.3 million), fuel filter manufacturers ($1.2 million) and most of the service organizations for our OEMs. Sales to our central distributors, which comprise our independent service network, were $3.5 million higher in the third quarter, indicating some recovery in demand from this important segment of our business.

Sales in the third quarter of 2009, when compared to the same period a year ago, reflected decreases in all of our major product lines including diesel fuel pumps, filters, diesel fuel injectors, and Precision Components and Assembly (“PCA”) products.

Cost of Goods Sold and Gross Profit. Gross profit totaled $13.1 million and 28.2% of net sales in the third quarter of 2009, as compared to $16.1 million and 24.4% of net sales in the third quarter of 2008. Lower sales volumes in both the OEM and service markets resulted in $6.9 million lower gross profit in the third quarter of 2009. Aggressive cost reduction actions taken earlier this year partially offset the lower earnings due to decreased sales volumes. A combination of staff reductions, wage and salary reductions, elimination of overtime premiums, suspension of certain employee benefits and a number of austerity measures taken at all locations helped reduce third quarter 2009 manufacturing costs in our India, Italy and U.S. operations by a combined $3.3 million when compared to the same period a year ago. These savings were partially offset by $0.6 million of employee severance cost accrued in the third quarter of 2009 related to the completion bonus to be paid to Windsor Connecticut employees that are terminated as a result of the consolidation of North American manufacturing operations. Depreciation expense was $0.7 million less in the third quarter of 2009 when compared to the third quarter of 2008, as certain equipment acquired in 2004 was fully depreciated at the end of the prior quarter.

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

Operating Income. Our operating income in the third quarter of 2009 totaled $3.8 million and 8.2% of net sales as compared to operating income of $5.8 million and 8.8% of net sales in the third quarter of 2008. The $2.0 million decrease in year-over-year third quarter operating income resulted from $3.0 million lower gross profit due primarily to lower sales volumes, partially offset by $1.0 million lower SG&A resulting from management’s aggressive cost reduction actions.

Net (Loss) Income. Net loss for Stanadyne in the third quarter of 2009 totaled $0.9 million and 2.0% of net sales versus net income of $0.9 million and 1.4% of net sales in the third quarter of 2008. The $1.8 million erosion in net income was due to $2.0 million lower operating income, $0.2 million of higher net loss attributable to non-controlling interest and $0.1 million of higher income tax expense, partially offset by $0.1 million lower interest expense on lower levels of debt.

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

The Nine Months Ended September 30, 2009 for Holdings and Stanadyne Compared to

The Nine Months Ended September 30, 2008 for Holdings and Stanadyne

Net Sales. Net sales for the nine months ended September 30, 2009 totaled $134.3 million and were $79.7 million or 37.2% less than sales of $214.0 million for the nine months ended September 30, 2008. The global recession has had a severe negative impact on customer demand in all of our primary end markets for agricultural, industrial and construction equipment. The reduction in customer demand was most severe in the first half of 2009, however our businesses continued to experience lower sales to most of our OEM and service customers for the entire first nine months of 2009.

Sales to our OEM customers totaled $64.9 million and 48.3% of total sales for the first nine months of 2009, reflecting a decrease of $57.9 million or 47.2% from sales for the first nine months of 2008. This downturn in OEM demand was broad based, including most customers with very few exceptions. Decreased demand from Deere for our products used in their construction and forestry equipment as well as utility tractors resulted in $22.8 million lower sales in the first nine months of 2009 when compared to the same period in 2008. Lower demand from our other major OEM customers including Caterpillar, Cummins, Inc., AGCO SISU POWER, Ford, Perkins Engines Co. Ltd., Lombardini SRL, Iveco S.p.A., Case New Holland and J C Bamford Excavators Ltd combined for a $31.1 million decrease in sales during the first nine months of 2009 as compared to the same period a year earlier. Sales to GEP for fuel pumps used in the military HMMWV were also $2.2 million less in the first nine months of 2009. The only significant increase in OEM business during the first nine months of 2009 was for our high pressure gasoline pump sold to Daimler, where an expanded product offering of the gasoline direct injected engine included in the Mercedes C and E-class vehicles resulted in $5.0 million higher sales as compared to the same period of 2008.

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

Cost of Goods Sold and Gross Profit. Gross profit in the first nine months of 2009 totaled $32.2 million and 24.0% of net sales compared to $56.7 million and 26.5% of net sales in the first nine months of 2008. Lower sales volumes

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

in the first nine months of 2009, when compared to the same period of 2008, resulted in $34.0 million lower gross profit. Aggressive cost reduction actions taken this year in response to the impact the economic recession has had on our businesses helped to offset the impact on earnings caused by the much lower sales volumes. We reduced staffing levels, utilized temporary furloughs, reduced wages and salaries, minimized overtime premiums in our factories, and suspended certain employee benefits to generate combined reduction in labor costs of $8.0 million in the first nine months of 2009. Severance costs related to the permanent staff reductions totaled $0.4 million in the first nine months of 2009 and an additional $0.6 million was accrued as of September 30, 2009 that related to the completion bonus to be paid to Windsor Connecticut employees that are terminated as a result of the consolidation of North American manufacturing operations. A number of austerity measures, taken at all locations, helped further reduce factory overhead costs at all of our global locations during the first nine months of 2009 by a combined $1.5 million when compared to the same period a year ago. These savings were partially offset by $0.3 million higher overhead costs this year in our China facility, as compared to the first nine months of 2008 during our pre-production period. Depreciation expense in the first nine months of 2009 was $0.5 million less than the same period of 2008, as certain equipment was fully depreciated.

Selling, General and Administrative Expenses (“SG&A”) totaled $23.5 million and 17.5% of net sales in the first nine months of 2009, as compared to $28.5 million and 13.3% of net sales for the same period in 2008. The lower business levels in 2009 drove a number of cost saving measures including staff reductions, a graduated salary reduction of 4-15%, and suspension of certain employee benefits that resulted in $3.4 million lower labor costs in the first nine months of 2009. Freight on sales was $0.9 million less in the first nine months of 2009 when compared to the same period a year ago, due primarily to the depressed sales volumes. Lower R&D expenses and favorable cost trends in retiree health benefit plans in the first nine months of 2009 accounted for $1.2 million of the year-over-year decrease in SG&A costs. Additional year-over-year savings of $1.6 million in SG&A costs were realized from a number of austerity measures. All of these savings were partially offset by $0.7 million of costs incurred for the recently announced consolidation of our U.S. manufacturing operations and $1.1 million for start-up costs including equipment relocation, training and salaries related to the expanded operations in our China and India locations.

Amortization of Intangible Assets. Amortization of intangible assets totaled $2.4 million through the first nine months of 2009 and was unchanged from the amount in the first nine months of 2008.

Operating Income. Operating income for the first nine months of 2009 totaled $5.7 million and 4.3% of net sales and was $19.5 million less than the $25.2 million and 11.8% of net sales in the first nine months of 2008. This decrease in 2009 operating income resulted from $24.5 million lower gross profit due primarily to lower sales volumes, partially offset by $5.0 million lower SG&A resulting from management’s aggressive cost reduction actions.

Net (Loss) Income. Net loss for Stanadyne for the first nine months of 2009 totaled $6.4 million and 4.8% of sales versus net income of $7.6 million and 3.6% of sales for the first nine months of 2008. This $14.0 million decrease in net income was due to $19.5 million lower operating income on depressed business levels, partially offset by $0.2 million lower interest expense on lower levels of debt and $4.7 million of lower income tax expense on reduced earnings.

Net loss for Holdings in the first nine months of 2009 totaled $12.7 million and was $6.3 million more than the net loss reported for Stanadyne due to $8.7 million of additional interest expense on the Discount Notes, partially offset by $2.4 million of income tax benefits. Net income for Holdings in the first nine months of 2008 totaled $2.1 million and was $5.5 million less than the amount reported for Stanadyne due to $7.7 million of additional interest expense on the Discount Notes, partially offset by $2.2 million of income tax benefits.

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

Holdings has failed to comply with the reporting covenant contained in the indenture governing the Senior Discount Notes and Stanadyne has failed to comply with the reporting covenant contained in the indenture governing the Notes insofar as the Company did not, within the time period specified in the SEC’s rules and regulations, file with the SEC or furnish to the bondholders (a) the Company’s annual financial information for the fiscal year ended December 31, 2009 and a report on the annual financial statements by the Companies’ certified independent accountants as required under the indentures or (b) the Company’s Quarterly Reports on Form 10-Q for the interim periods ended March 31, 2010 and June 30, 2010. The delay in the filing of these reports for each of Holdings and Stanadyne is due to the restatement described in this report. While the Company believes the filing of the Annual Report on June 21, 2010 has cured the failure to so file the Annual Report on Form 10-K for the fiscal year ended December 31, 2009, the Company has not yet filed its Quarterly Report on Form 10-Q for the interim periods ended March 31, 2010 and June 30, 2010. As a result, the trustee or holders of at least 25% of the aggregate principal amount of the notes under either of the indentures may notify Stanadyne or Holdings, as applicable, of its failure to comply with the reporting covenant of the applicable indenture, in which case Stanadyne or Holdings, as applicable, will have 60 days in which to cure such failure. No such notice has been received through the date of this filing.

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

Changes in asset and liability accounts, primarily working capital accounts, consumed $7.6 million less cash in the first nine months of 2009 versus the comparable period in 2008. The significant changes to our working capital accounts were as follows:

•

Positive cash flows from changes in accounts receivable were $5.3 million greater in the first nine months of 2009, as customer receivables decreased proportionately with the lower levels of sales in the first nine months of 2009 as compared to the same period in 2008.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

•

Positive cash flows from changes in inventory levels required $2.9 million less cash in the first nine months of 2009 as compared to the first nine months of 2008. Lower customer demand in 2009 has required inventory reductions at all locations. While inventory levels have decreased since the end of 2008, they were not entirely aligned with this lower customer demand as of September 30, 2009 as reflected in erosion in the turnover to 6.0x in 2009 from 7.9x in 2008. The consolidation of our North American operations involves relocation of the entire Windsor, Connecticut manufacturing activity. This process will occasionally require increases in inventory (“banking”) in order to meet customer delivery schedules while we move equipment to a different location. These inventory banks totaled approximately $0.3 million as of September 30, 2009. We continue to target further reductions in our U.S. and Italy-based inventories in the fourth quarter.

•

Positive cash flows from changes in accounts payable balances required $1.3 million less cash in the first nine months of 2009 than the same period in 2008. Declining accounts payable balances on reduced business levels in the first nine months of 2009 have stabilized.

•

Negative cash flows from changes in accrued liabilities in the first nine months of 2009 consumed $2.0 million more cash than in the comparable period of 2008, due primarily to differences in timing of disbursements between the two periods, as well as disbursement of the 2008 performance bonus payments this year with no offsetting increase in the bonus liability as it is expected that no bonuses will be earned in 2009.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

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

(b) Evaluation of disclosure controls and procedures

Holdings

At the time our Original Filing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009. Subsequent to that evaluation, our management, including the President and Chief Financial Officer, has re-evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of the period covered by this report. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) include controls and procedures designed to ensure that information required to be disclosed in reports filed or

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and including that such information is accumulated and communicated to management, including the President and Chief Financial Officer of Holdings, as appropriate to allow timely decisions regarding required disclosure. Based on this re-evaluation and in connection therewith, the restatement of previously issued financial statements described above and the identification of a material weakness in internal control over financial reporting described below, the President and Chief Financial Officer of Holdings have concluded that Holdings’ disclosure controls and procedures were not effective as of September 30, 2009.

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

Stanadyne

At the time our Original Filing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009. Subsequent to that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, has re-evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of the period covered by this report. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and including that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Stanadyne, as appropriate to allow timely decisions regarding required disclosure. Based on this re-evaluation and in connection therewith, the restatement of previously issued financial statements described above and the identification of a material weakness in internal control over financial reporting described below, the Chief Executive Officer and Chief Financial Officer of Stanadyne have concluded that Stanadyne’s disclosure controls and procedures were not effective as of September 30, 2009.

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

(c) Changes in internal control over financial reporting

There were no changes in internal control over financial reporting that have occurred during the third quarter that have materially affected, or are reasonably likely to affect, Holdings’ internal control over financial reporting.

There were no changes in internal control over financial reporting that have occurred during the third quarter that have materially affected, or are reasonably likely to affect, Stanadyne’s internal control over financial reporting.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

ITEM 6:	EXHIBITS

10.1.1	Credit Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower, the Lenders that are signatories thereto, and Wells Fargo Foothill, LLC, as the Arranger and Administrative Agent. (Filed as Exhibit 10.1.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

10.1.2	General Continuing Guaranty dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers. (Filed as Exhibit 10.1.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

10.1.3	Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers. (Filed as Exhibit 10.1.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

10.1.4	Copyright Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers. (Filed as Exhibit 10.1.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

10.1.5	Patent Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers. (Filed as Exhibit 10.1.5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

10.1.6	Trademark Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers. (Filed as Exhibit 10.1.6 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

10.2.1	EXIM Guarantied Credit Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower, the Lenders that are signatories thereto, and Wells Fargo Foothill, LLC, as the Arranger and Administrative Agent. (Filed as Exhibit 10.2.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

10.2.2	Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement by and among Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Lender. (Filed as Exhibit 10.2.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

31.1	Certification of President of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer and Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference.

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

Stanadyne Corporation
(Registrant)

Date: August 26, 2010	/s/ Stephen S. Langin
Stephen S. Langin
Chief Financial Officer

EXHIBIT INDEX:

10.1.1	Credit Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower, the Lenders that are signatories thereto, and Wells Fargo Foothill, LLC, as the Arranger and Administrative Agent. (Filed as Exhibit 10.1.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

10.1.2	General Continuing Guaranty dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers. (Filed as Exhibit 10.1.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

10.1.3	Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers. (Filed as Exhibit 10.1.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

10.1.4	Copyright Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers. (Filed as Exhibit 10.1.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

10.1.5	Patent Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers. (Filed as Exhibit 10.1.5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

10.1.6	Trademark Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers. (Filed as Exhibit 10.1.6 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

10.2.1	EXIM Guarantied Credit Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower, the Lenders that are signatories thereto, and Wells Fargo Foothill, LLC, as the Arranger and Administrative Agent. (Filed as Exhibit 10.2.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

10.2.2	Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement by and among Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Lender. (Filed as Exhibit 10.2.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

31.1	Certification of President of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer and Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference.