Form 10-Q
period 2010-03-31
STANADYNE CORP; Stanadyne Holdings, Inc.
filed 2010-10-08
CIK 1053439, 1323274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Stanadyne Holdings, Inc.	Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller Reporting Company ☐
Stanadyne Corporation	Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Stanadyne Holdings, Inc.	Yes	☐	No	☑
Stanadyne Corporation	Yes	☐	No	☑

The number of shares of the registrant’s common stock (only one class for each registrant) outstanding as of March 31, 2010:

Stanadyne Holdings, Inc.	105,615,081 shares
Stanadyne Corporation	1,000 shares (100% owned by Stanadyne Intermediate Holding Corp., a direct and wholly-owned subsidiary of Stanadyne Holdings, Inc.)

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except per share data)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$13,925	$24,918
Accounts receivable, net of allowance for uncollectible accounts of $304 as of March 31, 2010 and $317 as of December 31, 2009	34,267	28,360
Inventories, net	26,507	24,555
Prepaid expenses and other assets	2,429	2,766
Deferred income taxes	1,450	1,590

Total current assets	78,578	82,189
Property, plant and equipment, net	78,461	78,860
Goodwill	136,705	136,705
Intangible and other assets, net	79,301	81,074

Total assets	$373,045	$378,828

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$19,273	$16,705
Accrued liabilities	18,248	23,621
Current maturities of long-term debt	4,188	4,336
Current portion of capital lease obligations	581	601

Total current liabilities	42,290	45,263
Long-term debt, excluding current maturities	261,671	260,323
Deferred income taxes	9,357	9,800
Capital lease obligations, excluding current portion	2,004	2,237
Other non-current liabilities	46,018	47,168

Total liabilities	361,340	364,791

Commitments and contingencies
Redeemable non-controlling interest	794	—
Equity:
Stanadyne Holdings, Inc. stockholders’ equity:
Common stock, par value $.01, 150,000,000 authorized shares, 106,505,081 issued shares, and 105,615,081 and 105,815,081 outstanding shares as of March 31, 2010 and December 31, 2009, respectively	1,065	1,065
Additional paid-in capital	52,955	54,285
Accumulated other comprehensive loss	(6,572)	(5,957)
Accumulated deficit	(35,886)	(33,893)
Treasury stock, at cost, 890,000 and 690,000 shares as of March 31, 2010 and December 31, 2009, respectively	(651)	(557)

Total Stanadyne Holdings, Inc. stockholders’ equity	10,911	14,943
Non-controlling interest	—	(906)

Total equity	10,911	14,037

Total liabilities and equity	$373,045	$378,828

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Net sales	$55,229	$40,341
Cost of goods sold	38,991	33,508

Gross profit	16,238	6,833
Selling, general and administrative expenses	9,717	7,601
Amortization of intangible assets	812	816
Management fees	188	188

Operating income (loss)	5,521	(1,772)
Interest expense	7,496	7,333

Loss from operations before income tax expense (benefit)	(1,975)	(9,105)
Income tax expense (benefit)	257	(2,355)

Net loss	(2,232)	(6,750)
Less: net loss attributable to non-controlling interest	239	116

Net loss attributable to the stockholders of Stanadyne Holdings, Inc.	$(1,993)	$(6,634)

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Cash flows from operating activities:
Net loss	$(2,232)	$(6,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,966	5,327
Amortization of debt discount and deferred financing fees	416	3,225
Stock-based compensation expense	19	16
Deferred income taxes	(100)	(1,626)
Loss on disposal of property, plant and equipment	—	5
Changes in operating assets and liabilities	(10,226)	(15,286)

Net cash used in operating activities	(8,157)	(15,089)

Cash flows from investing activities:
Capital expenditures	(4,804)	(2,331)

Net cash used in investing activities	(4,804)	(2,331)

Cash flows from financing activities:
Proceeds from (payments on) foreign overdraft facilities	172	(169)
Payments on capital lease obligations	(318)	(71)
Proceeds received from issuance of debt to non-controlling interest	1,627	—
Proceeds from investment by non-controlling interest	542	—
Purchase of treasury stock	(94)	(223)

Net cash provided by (used in) financing activities	1,929	(463)

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(11,032)	(17,883)
Effect of exchange rate changes on cash	39	157
Cash and cash equivalents at beginning of period	24,918	49,010

Cash and cash equivalents at end of period	$13,925	$31,284

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:

During the three months ended March 31, 2010, Stanadyne Corporation entered into capital leases for new equipment resulting in capital lease obligations of $147.

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except per share data)

			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit			Total Stockholders’ Equity	Non- controlling Interest	Total Equity
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount
December 31, 2008	106,505,081	$1,065	$54,222	$(12,797)	$(11,073)	477,500	$(335)	$31,082	$41	$31,123
Purchase of treasury stock, at cost						212,500	(222)	(222)		(222)
Stock compensation expense			16					16		16
Comprehensive income (loss):
Net loss					(6,634)			(6,634)	(116)	(6,750)
Foreign currency translation adjustment				77				77	16	93

March 31, 2009	106,505,081	$1,065	$54,238	$(12,720)	$(17,707)	690,000	$(557)	$24,319	$(59)	$24,260

December 31, 2009	106,505,081	$1,065	$54,285	$(5,957)	$(33,893)	690,000	$(557)	$14,943	$(906)	$14,037
Purchase of treasury stock, at cost						200,000	(94)	(94)		(94)
Stock compensation expense			19					19		19
Partner investment in SAPL									542	542
Activity attributable to redeemable non-controlling interest			(1,349)					(1,349)	578	(771)
Comprehensive income (loss):
Net loss					(1,993)			(1,993)	(239)	(2,232)
Foreign currency translation adjustment				(615)				(615)	25	(590)

March 31, 2010	106,505,081	$1,065	$52,955	$(6,572)	$(35,886)	890,000	$(651)	$10,911	$—	$10,911

See notes to condensed consolidated financial statement

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

(in thousands, except per share data)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$13,924	$24,917
Accounts receivable, net of allowance for uncollectible accounts of $304 as of March 31, 2010 and $317 as of December 31, 2009	34,267	28,360
Inventories, net	26,507	24,555
Prepaid expenses and other assets	2,440	2,766
Deferred income taxes	1,450	1,590

Total current assets	78,588	82,188
Property, plant and equipment, net	78,461	78,860
Goodwill	136,705	136,705
Intangible and other assets, net	78,034	79,741

Total assets	$371,788	$377,494

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$19,273	$16,706
Accrued liabilities	17,498	19,077
Current maturities of long-term debt	4,188	4,335
Current portion of capital lease obligations	581	601

Total current liabilities	41,540	40,719
Long-term debt, excluding current maturities	161,671	160,323
Deferred income taxes	22,214	22,644
Capital lease obligations, excluding current portion	2,004	2,237
Other non-current liabilities	46,018	47,168
Due to Stanadyne Holdings, Inc.	1,925	2,028

Total liabilities	275,372	275,119

Commitments and contingencies
Redeemable non-controlling interest	794	—
Equity:
Stanadyne Corporation stockholder’s equity:
Common stock, par value $.01, authorized 10,000 shares, issued and outstanding 1,000 shares	—	—
Additional paid-in capital	102,194	105,000
Accumulated other comprehensive loss	(6,572)	(5,957)
Retained earnings	—	4,238

Total Stanadyne Corporation stockholder’s equity	95,622	103,281
Non-controlling interest	—	(906)

Total equity	95,622	102,375

Total liabilities and equity	$371,788	$377,494

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Net sales	$55,229	$40,341
Cost of goods sold	38,991	33,508

Gross profit	16,238	6,833
Selling, general and administrative expenses	9,701	7,591
Amortization of intangible assets	812	816
Management fees	188	188

Operating income (loss)	5,537	(1,762)
Interest expense	4,431	4,520

Income (loss) from operations before income tax expense (benefit)	1,106	(6,282)
Income tax expense (benefit)	1,040	(1,574)

Net income (loss)	66	(4,708)
Less: net loss attributable to non-controlling interest	239	116

Net income (loss) attributable to the stockholder of Stanadyne Corporation	$305	$(4,592)

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Cash flows from operating activities:
Net income (loss)	$66	$(4,708)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,966	5,327
Amortization of deferred financing fees	350	412
Stock-based compensation expense	19	16
Deferred income tax benefit	(97)	(823)
Loss on disposal of property, plant and equipment	—	5
Changes in operating assets and liabilities	(6,555)	(15,376)

Net cash used in operating activities	(2,251)	(15,147)

Cash flows from investing activities:
Capital expenditures	(4,804)	(2,331)

Net cash used in investing activities	(4,804)	(2,331)

Cash flows from financing activities:
Proceeds from (payments on) foreign overdraft facilities	172	(169)
Payments on capital lease obligations	(318)	(71)
Dividends paid to Stanadyne Holdings, Inc.	(6,000)	—
Proceeds received from issuance of debt to non-controlling interest	1,627	—
Proceeds from investment by non-controlling interest	542	—

Net cash used in financing activities	(3,977)	(240)

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(11,032)	(17,718)
Effect of exchange rate changes on cash	39	157
Cash and cash equivalents at beginning of period	24,917	48,844

Cash and cash equivalents at end of period	$13,924	$31,283

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:

During the three months ended March 31, 2010, Stanadyne Corporation entered into capital leases for new equipment resulting in capital lease obligations of $147.

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN

STOCKHOLDER’S EQUITY

(UNAUDITED)

(in thousands, except per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
	Shares	Amount
December 31, 2008	1,000		$105,000	$(12,797)	$18,551	$110,754	$41	$110,795

Comprehensive income (loss):
Net loss					(4,592)	(4,592)	(116)	(4,708)
Foreign currency translation adjustment				77		77	16	93

March 31, 2009	1,000	$—	$105,000	$(12,720)	$13,959	$106,239	$(59)	$106,180

December 31, 2009	1,000		$105,000	$(5,957)	$4,238	$103,281	$(906)	$102,375

Partner investment in SAPL							542	542
Dividend to Stanadyne Holdings, Inc.			(1,457)		(4,543)	(6,000)		(6,000)
Activity attributable to redeemable non-controlling interest			(1,349)			(1,349)	578	(771)
Comprehensive income (loss):
Net income (loss)					305	305	(239)	66
Foreign currency translation adjustment				(615)		(615)	25	(590)

March 31, 2010	1,000	$—	$102,194	$(6,572)	$—	$95,622	$—	$95,622

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(1)	Business, Organization and Significant Accounting Policies

Description of Business. Stanadyne Holdings, Inc. (“Holdings”) owns all of the outstanding common stock of Stanadyne Intermediate Holding Corp. (“SIHC”). SIHC owns all of the outstanding common stock of Stanadyne Corporation (together with its consolidated subsidiaries, “Stanadyne”). A majority of the outstanding common stock of Holdings is owned by funds managed by Kohlberg Management IV, L.L.C. Collectively, Holdings, SIHC and Stanadyne hereinafter are referred to as the “Company.” Holdings and Stanadyne are separate reporting companies. Holdings is a holding company with no operations beyond those of its indirectly, wholly-owned subsidiary, Stanadyne. Stanadyne is a leading designer and manufacturer of highly engineered, precision manufactured engine components, including fuel injection equipment for diesel engines. Stanadyne sells engine components to original equipment manufacturers in a variety of applications, including agricultural and construction vehicles and equipment, industrial products, automobiles, light duty trucks and marine equipment. The aftermarket is a significant element of Stanadyne’s operations.

Basis of Presentation. The condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals but subject to normal year end adjustments) necessary for a fair statement for the periods presented. The Company’s quarterly results are subject to fluctuation; consequently, the results of operations and cash flows for any quarter are not necessarily indicative of the results and cash flows for any future period. These notes to the condensed consolidated financial statements apply to both Holdings and Stanadyne unless otherwise noted.

Principles of Consolidation. The condensed consolidated financial statements of Holdings include the accounts of Holdings and all of Holdings’ direct and indirect wholly-owned subsidiaries: SIHC, Stanadyne, Stanadyne, SpA (“SpA”), and Stanadyne Changshu Corporation (“SCC”). The condensed consolidated financial statements of Stanadyne include the accounts of Stanadyne and Stanadyne’s wholly-owned subsidiaries: SpA and SCC. A joint venture, Stanadyne Amalgamations Private Limited (“SAPL”), is fully consolidated with Holdings and Stanadyne based on Stanadyne’s controlling share, while the remaining share is recorded as a non-controlling interest. Intercompany balances have been eliminated in consolidation.

Income Tax Accounting. The Company has computed its provision for income taxes based on the actual tax rate for the three month period ended March 31, 2010 by applying the discrete method as the Company determined that small changes in estimated income would result in significant changes in the estimated annual effective tax rate and therefore applying an estimate of the annual effective tax rate would not provide a reliable estimate for interim reporting periods.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(1)	Business, Organization and Significant Accounting Policies (continued)

The following table summarizes information about 2004 Equity Incentive Plan for the three month period ended March 31, 2010:

	Three Months Ended March 31, 2010
	Outstanding		Exercisable
	Stock Options	Weighted Average Exercise Price *	Stock Options	Weighted Average Exercise Price *
January 1, 2010	12,928,750	$0.53	3,071,250	$0.47
Exercised	—	—	—	—
Cancelled	125,000	0.77	25,000	0.47

March 31, 2010	12,803,750	$0.53	3,046,250	$0.47

*	Represents per share price.

During the first quarter of 2010, two employees left the Company resulting in the cancellation of 125,000 stock options, of which 25,000 were vested. There were no stock options granted or exercised during the first quarter of 2010.

As of March 31, 2010, there was $107 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the 2004 Equity Incentive Plan. The total stock-based employee compensation expense for the year ending December 31, 2010 for the stock options awarded through March 31, 2010 is expected to be $75.

Non-controlling Interests. Effective January 1, 2009, the Company adopted the standards set forth on the Consolidation Topic of the FASB Accounting Standards Codification. In accordance with these standards, the presentation and disclosure requirements were applied retrospectively for all periods presented.

Subsequent Events. The Company evaluated subsequent events through the date the accompanying condensed consolidated financial statements were issued.

New Accounting Pronouncements.

New accounting standards adopted in the first three months of 2010 were as follows:

Transfers of Financial Assets. ASC 860 “Transfers and Servicing” (“ASC 860”) improves the relevance and comparability of information that a reporting entity provides in its financial statements about transfers of financial assets. The provisions of ASC 860 were effective on January 1, 2010. The Company has determined that ASC 860 has no impact on its financial statements.

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

affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company has determined that ASU No. 2009-13 has no material impact on its financial statements.

Subsequent Events. The Company adopted FASB Accounting Standards Update (ASU) No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements, which amends ASC 855, Subsequent Events. This ASU removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated. This change removes potential conflicts with SEC requirements. The adoption did not have a material effect on the Company’s consolidated financial statements.

New accounting standards to be adopted are as follows:

Fair Value Measurements and Disclosures. In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, which amends ASC 820, Fair Value Measurements and Disclosures. This ASU requires disclosures of transfers into and out of Levels 1 and 2, more detailed roll forward reconciliations of Level 3 recurring fair value measurements on a gross basis, fair value information by class of assets and liabilities, and descriptions of valuation techniques and inputs for Level 2 and 3 measurements. The effective date is the second quarter of fiscal year 2010 except for the roll forward reconciliations, which are required in the first quarter of fiscal year 2011. The adoption will not have a material effect on the Company’s consolidated financial statements.

(2)	Inventories

Components of inventories are as follows:

	As of March 31, 2010	As of December 31, 2009
Raw materials and purchased parts	$10,724	$9,767
Work-in-process	9,884	9,025
Finished goods	5,899	5,763

	$26,507	$24,555

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(3)	Intangible and Other Assets

Major components of intangible and other assets at March 31, 2010 and December 31, 2009 are listed below:

	Holdings
	As of March 31, 2010		As of December 31, 2009
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks / trade names	$51,100	$—	$51,100	$—
Technology / patents	24,300	12,234	24,300	11,804
Customer contracts	15,252	8,622	15,252	8,241
Debt issuance costs	14,431	5,931	14,431	5,515
Other	1,080	75	1,626	75

	$106,163	$26,862	$106,709	$25,635

	Stanadyne
	As of March 31, 2010		As of December 31, 2009
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks / trade names	$51,100	$—	$51,100	$—
Technology / patents	24,300	12,234	24,300	11,804
Customer contracts	15,252	8,622	15,252	8,241
Debt issuance costs	12,076	4,843	12,076	4,493
Other	1,080	75	1,626	75

	$103,808	$25,774	$104,354	$24,613

Amortization expense of intangible assets for the Company, exclusive of the amortization of debt issuance costs, was $812 and $816 for the three months ended March 31, 2010 and 2009, respectively. Estimated annual amortization expense for the Company’s intangible assets is expected to be $3,160 in 2010, $2,944 in 2011, $2,816 in 2012, $2,816 in 2013 and $2,202 in 2014.

Amortization of debt discount and debt issuance costs is included as interest expense in the accompanying condensed consolidated statements of operations for Holdings of $416 and $3,225 for the three months ended March 31, 2010 and 2009, respectively. Amortization of debt issuance costs for Stanadyne was $350 and $412 for the three months ended March 31, 2010 and 2009, respectively. These amounts are included as interest expense in the accompanying condensed consolidated statements of operations.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(4)	Long-term Debt

Long-term debt consisted of:

	Holdings		Stanadyne
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
U.S. Revolver	$—	$—	$—	$—
Senior Subordinated Notes	160,000	160,000	160,000	160,000
Holdings Senior Discount Notes	100,000	100,000	—	—
SAPL Debentures	1,352	—	1,352	—
SAPL Term Loan and overdraft and revolving credit facility, payable to India Overseas Bank through 2014, bearing interest at rates ranging from 5.99% to 9.25% as of March 31, 2010	968	970	968	970
SCC overdraft and revolving credit facility, payable to Shanghai Pudong Development Bank through 2011, bearing interest at 5.84% as of March 31, 2010	586	609	586	609
SpA overdraft and revolving credit facility, payable to Italian banks through 2010, bearing interest rates ranging from 3.44% to 5.00% as of March 31, 2010	2,953	3,080	2,953	3,080

Long-term debt	265,859	264,659	165,859	164,659
Less current maturities of long-term debt	4,188	4,336	4,188	4,336

Long-term debt, excluding current maturities	$261,671	$260,323	$161,671	$160,323

The fair values of SAPL’s Term Loan and the Company’s short-term borrowings approximated their recorded values at March 31, 2010 and December 31, 2009 based on similar borrowing agreements offered by other major institutional banks. The fair value of the Senior Subordinated Notes based on bid prices at March 31, 2010 and December 31, 2009 was approximately $147,200 and $145,000, respectively. The fair value of Holdings’ Senior Discount Notes based on bid prices at March 31, 2010 and December 31, 2009 was $74,625 and $68,625, respectively.

Revolving Credit Agreement

On August 13, 2009, Stanadyne (as borrower) and SIHC (as guarantor) entered into a new revolving credit agreement with Wells Fargo Foothill, LLC (“U.S. Revolver”). This U.S. Revolver replaced the Revolving Credit Line that expired on August 6, 2009 which was part of the Company’s senior credit facility with Goldman Sachs and CIT Group. The U.S. Revolver provides for maximum borrowings of $30 million based on availability, as defined, and is secured by all Stanadyne and SIHC assets, as well as a pledge of 65% of Stanadyne’s stock in SpA, SAPL, and SCC. The U.S. Revolver is comprised of a domestic inventory accounts receivable facility, a domestic fixed asset facility and a foreign accounts receivable sub-facility guaranteed by the Export-Import Bank of the United States. In conjunction with the completion of the agreement for the new U.S. Revolver, the Company repaid the remaining $5.3 million outstanding under the Term Loan using cash on hand. Interest on borrowings under the U.S. Revolver is at the Base Rate (as defined by the agreement) or three month LIBOR, plus an applicable margin ranging between 3.75% and 4.25%, depending on the level of excess availability. Any borrowings under the U.S. Revolver become due and payable on August 13, 2013. The U.S. Revolver is subject to a fixed charge coverage ratio covenant test if availability is less than $4.0 million, and certain other affirmative and negative covenants common to an asset-backed loan agreement. The U.S. Revolver also limits the amount of dividends and other payments that can be made by Stanadyne to Holdings.

In connection with this new loan agreement, the Company made two changes. First, Stanadyne Automotive Holdings Corp. changed its legal name to Stanadyne Intermediate Holding Corp. to better reflect its positioning in the overall corporate structure. Second, the former Precision Engine Products Corp. entity was formally dissolved

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

on July 22, 2009. As a result of the dissolution of PEPC, the guarantee structure related to the Senior Subordinated Notes is no longer in place, and accordingly, the supplemental consolidating condensed financial statements relating to the guarantor and non-guarantor subsidiaries of Stanadyne are no longer required.

On August 31, 2010, Stanadyne, SIHC, and Wells Fargo Capital Finance, LLC (formerly known as Wells Fargo Foothill, LLC) entered into a new Export-Import Bank of the United States Working Capital Guarantee Borrower Agreement (“Sub-facility”) that increased the maximum borrowings under the Sub-facility from $7.5 million to $9.0 million and synchronized the expiration date of the Sub-facility with the rest of the credit agreement so that all facilities now expire on August 13, 2013. Stanadyne, SIHC, and Wells Fargo Capital Finance, LLC entered into an amendment to the U.S. Revolver to reflect such changes. All other terms of the U.S Revolver (including total credit availability) and the new Sub-facility are materially unchanged from the prior agreements.

SAPL Debentures

In the first quarter of 2010, SAPL received $1.6 million of cash proceeds from the issuance of debentures (the “Debentures”) to our non-controlling interest partners. The Debentures pay 11.00% interest annually. While the Debentures are not redeemable for cash and are compulsorily convertible to shares of common equity in SAPL in 2020, the holders have the option to convert the Debentures to equity after 2015. Upon voluntary conversion, the resulting shares of common equity in SAPL would be subject to the put option described in Note 7. The proceeds of the Debentures were used to partially fund the acquisition of equipment and working capital to support the expansion of manufacturing operations in SAPL. The Company has allocated the proceeds received from the Debentures between the underlying instruments and has recorded the conversion feature as a liability. The unamortized debt discount will be amortized to interest expense using the effective interest method over the life of the Debentures. The conversion feature, which is considered an embedded derivative instrument, has been recorded at its fair value, as its fair value can be separated from the convertible note and its conversion is independent of the underlying Debenture value. The conversion liability is marked to market each reporting period with the resulting gains or losses shown in the statement of operations. The conversion feature amounted to $275 at March 31, 2010 and is included in other non-current liabilities on the condensed consolidated balance sheets. There were no gains or losses for the first quarter of 2010.

SAPL Term Loans and Revolving Credit Agreement

In connection with SAPL’s planned expansion of its manufacturing operations, SAPL entered into three term loans and two revolving line of credit facilities with three financial institutions to partially fund future purchases of capital equipment and to provide working capital. In February and March 2010, SAPL entered into three separate term loans with IDBI Bank (“IDBI”) for 200 million Rupees, YES Bank Limited (“YES”) for 150 million Rupees and HDFC Bank Limited (“HDFC”) for 100 million Rupees, for a total of 450 million Rupees. The draw down periods on the term loans began to expire on May 31, 2010. Interest on any borrowings is at the banks’ prevailing rates, which range from 10.25% to 11.00% at March 31, 2010. Payments are due in equal installments ranging from 48 to 64 months, after a moratorium of up to one year from the date of first disbursement. The term loans are secured by certain SAPL assets and, among other financial covenants, are subject to a debt service coverage ratio, and certain other affirmative and negative covenants. There were no outstanding borrowings under the term loans at March 31, 2010.

In addition, in March 2010, SAPL entered into two separate revolving credit agreements with YES for 100 million Rupees and IDBI for 50 million Rupees, for a total of 150 million Rupees. Any borrowings under the revolving credit agreements become due and payable beginning on February 25, 2011. Interest on any borrowings is at IDBI’s prime lending rate less 0.75% (12.0% at March 31, 2010) and YES’s prime lending rate less 6.25% (10.25% at March 31, 2010). Both credit agreements are secured by certain SAPL assets and, among other financial covenants, are subject to a debt service coverage ratio, a fixed asset coverage ratio, and certain other affirmative and negative covenants. There were no outstanding borrowings under either revolving credit agreement at March 31, 2010.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

Covenants

Holdings has failed to comply with the reporting covenant contained in the indenture governing the Senior Discount Notes and Stanadyne has failed to comply with the reporting covenant contained in the indenture governing the Notes insofar as the Company did not, within the time period specified in the SEC’s rules and regulations, file with the SEC or furnish to the bondholders the Company’s Quarterly Reports on Form 10-Q for the interim periods ended March 31, 2010 and June 30, 2010. The delay in the filing of these reports for each of Holdings and Stanadyne is due to the time required to complete the restatements of the Company’s financial reports included in the 2009 Form 10-K. While the Company believes the filing of this Quarterly Report on Form 10-Q for the interim period ended March 31, 2010 will partially cure the reporting covenant violation, the Company has not yet filed its Quarterly Report on Form 10-Q for the interim period ended June 30, 2010. As a result, the trustee or holders of at least 25% of the aggregate principal amount of the notes under either of the indentures may notify Stanadyne or Holdings, as applicable, of its failure to comply with the reporting covenant of the applicable indenture, in which case Stanadyne or Holdings, as applicable, will have 60 days in which to cure such failure. No such notice has been received through the date of this filing, and the Company intends to file the Quarterly Report on Form 10-Q for the interim period ended June 30, 2010 before October 31, 2010.

(5)	Pension Plans and Other Postretirement Health Care and Life Insurance Plans

The Company has a noncontributory defined benefit pension plan for eligible domestic employees and also has two nonqualified plans, which are designed to supplement the benefits payable to designated employees. The components of the net periodic pension expense for the periods shown are as follows:

	Three Months Ended March 31,
	2010	2009
Interest cost	$1,501	$1,465
Expected return on plan assets	(1,383)	(1,073)
Amortization of prior service costs	305	498

Net periodic pension expense	$423	$890

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

The Company contributed $0.5 million to the pension plan during the first three months of 2010 and expects the minimum required contributions to the pension plan to total approximately $5.3 million in 2010. The Company contributed $0.5 million to the pension plan in the first three months of 2009 and $2.4 million for the full year of 2009.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(5)	Pension Plans and Other Postretirement Health Care and Life Insurance Plans (continued)

Postretirement Health Care and Life Insurance

The Company’s domestic subsidiaries make available certain health care and life insurance benefits for eligible retired employees. The components of the net periodic benefit for the periods shown were as follows:

	Three Months Ended March 31,
	2010	2009
Service cost	$11	$11
Interest cost	48	57
Recognized net actuarial income	(198)	(203)

Net periodic postretirement benefit	$(139)	$(135)

(6)	Reorganization and Contingencies

During the second quarter of 2009, as a part of its strategic plan and cost reduction initiatives, the Company decided to consolidate its U.S. based manufacturing capacity. This will result in the closure of manufacturing operations in the Company’s Windsor, Connecticut location by mid-2011 and expansion of its operations in its North Carolina locations. The Company incurred $1.2 million in reorganization costs related to this consolidation in the three months ended March 31, 2010. Costs were primarily for relocation of equipment and staffing to manage the project and are reflected as a component of selling, general and administrative expenses within the accompanying condensed consolidated statements of operations. Hourly and salaried employees of the Windsor, Connecticut workforce that will be displaced by this consolidation will receive compensation, based on years of service and skill level, if they remain employed until their positions are eliminated. This “completion bonus” is projected to approximate $2.5 million. The Company is accruing this completion bonus over the expected service period and recorded a provision of $0.5 million in the first quarter of 2010, which is reflected as a component of cost of goods sold within the accompanying condensed consolidated statements of operations. The completion bonus accrual at March 31, 2010 was $1.6 million. The Company has identified certain assets in Windsor, Connecticut that will no longer be used following the completion of our reorganization activity and has accelerated depreciation of these assets to estimated net realizable value. The Company has also concluded that the carrying value of the building in Windsor that will no longer be used as a production facility following the completion of our reorganization of North American operations does not exceed fair value. The estimates of the useful lives and net realizable value of the surplus equipment and the fair value of the building in Windsor, Connecticut will be reviewed and updated as the reorganization activity progresses and if such estimates change, additional charges could result.

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

The Company is subject to potential environmental liabilities as a result of various claims and legal actions, which are pending or may be asserted against the Company. Reserves for such liabilities have been established, and no insurance recoveries have been anticipated in the determination of the reserves. In management’s opinion, the aforementioned claims will be resolved without material adverse effect on the consolidated results of operations, financial position or cash flows of the Company. In conjunction with the acquisition of SIHC from Metromedia Company (“Metromedia”) on December 11, 1997, Metromedia agreed to partially indemnify Stanadyne and American Industrial Partners Capital Fund II, L.P. for certain environmental matters. The effect of this indemnification is to limit the Company’s financial exposure for known environmental issues.

The Company estimates and records the liability associated with its manufactured products at the time they are sold. The changes in the Company’s warranty liability are provided below:

	Three Months Ended March 31,
	2010	2009
Warranty liability, beginning of period	$867	$1,085
Warranty expense based on products sold	348	204
Warranty claims paid	(364)	(159)

Warranty liability, end of period	$851	$1,130

The Company’s warranty accrual is included as a component of accrued liabilities on the condensed consolidated balance sheets.

(7)	Redeemable Non-controlling Interest and Financial Instruments

The Company’s plan is to expand manufacturing operations in SAPL and to fund such expansion through a combination of new debt and equity issuances. In the first quarter of 2010, SAPL issued additional common shares to Stanadyne and the non-controlling interest partners for net proceeds of $1.6 million and $0.6 million, respectively. As a result of this additional investment in SAPL, Stanadyne’s controlling share increased from 51.1% to 64.9%.

In March 2010, the Company entered into a put arrangement as part of an amendment to the SAPL Joint Venture Agreement with respect to the common securities that represent the 35.1% non-controlling interest. The non-controlling partners have the option to put their ownership interests to Stanadyne during a 90-day period beginning March 1, 2015. Due to the put option, the non-controlling interest is redeemable and does not qualify as permanent equity. As a result, this redeemable non-controlling interest is recorded in the mezzanine section of our condensed consolidated balance sheet and will be reported at redemption value. At March 31, 2010, the redemption value was $0.8 million. Changes in the redemption value in subsequent periods will be charged to retained earnings if available or to additional paid in capital. The recognition of the redemption value of these redeemable non-controlling interests was affected through an increase to redeemable non-controlling interests and a charge to additional paid in capital.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(8)	Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, fair value should be the exit price, or price received to sell the asset or liability as opposed to the entry price, or price paid to acquire an asset or assume a liability.

The following is a hierarchy used for measuring fair value. The hierarchy prioritizes inputs for valuation techniques used to measure fair value into three categories:

(1) Level 1 inputs, which are considered the most reliable, are quoted prices in active markets for identical assets or liabilities.

(2) Level 2 inputs are those that are observable in the market place, either directly or indirectly for the asset or liability.

(3) Level 3 inputs are unobservable due to unavailability and as such the entity’s own assumptions are used.

The table below shows how the Company categorizes certain financial assets and liabilities based on the types of inputs used in valuation techniques for measuring fair value:

	Fair Value Measurements at March 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial liabilities (in thousands):
SAPL debenture embedded conversion option	$—	$—	$275	$275

	$—	$—	$275	$275

As of December 31, 2009, the Company did not have any financial or non-financial assets or liabilities measured at fair value on a recurring basis.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(9)	Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	Holdings
	Three Months Ended March 31,
	2010	2009
Net loss	$(1,993)	$(6,634)
Other comprehensive loss:
Foreign currency translation adjustments	(615)	77

Comprehensive loss	$(2,608)	$(6,557)

	Stanadyne
	Three Months Ended March 31,
	2010	2009
Net income (loss)	$305	$(4,592)
Other comprehensive loss:
Foreign currency translation adjustments	(615)	77

Comprehensive loss	$(310)	$(4,515)

(10)	Segments

The Company has one reportable segment. The Company manufactures its own proprietary products including fuel pumps for diesel and gasoline engines, injectors and filtration systems for diesel engines, and various non-proprietary products manufactured under contract for other companies. The Company’s proprietary products currently account for the majority of its sales.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Our businesses continued to benefit from the global economic recovery in the first quarter of 2010. Demand for our fuel injection and filtration products from original equipment manufacturers (“OEMs”) and service customers increased by 7.0% from the fourth quarter of 2009, reflecting a continuation of the increasing quarterly sales trend that followed the very low sales reported in the first quarter of 2009.

Sales by Quarter

(dollars in millions)

	Q1	Q2	Q3	Q4	Total
2008	$73.3	$74.6	$66.0	$66.6	$280.5
2009	$40.3	$47.5	$46.4	$51.6	$185.8
2010	$55.2

Sales by Category

(dollars in millions)

	OEM Sales	%	Service Sales	%	Total Sales	%
First Quarter 2009	$19.6	48.5	$20.8	51.5	$40.3	100.0
First Quarter 2010	29.1	52.6	26.2	47.4	55.2	100.0

Change	$9.5	48.6	5.4	25.9	$14.9	36.9

Sales in the first quarter of 2010 totaled $55.2 million and were $14.9 million or 36.9% higher than sales for the same period of 2009, with increases in most of our major lines of business. Sales to our OEMs represented the largest year-over-year first quarter increase with 2010 sales 48.6% higher than in 2009, while sales to the service channels increased by 25.9% when compared to the first quarter of 2009. Exceptions to the first quarter increases included $1.4 million lower sales to Daimler-Benz (“Daimler”) and $0.4 million lower sales to General Engine Products, Inc. (“GEP”) due to declining demand for High Mobility Multi-Wheeled Vehicles (“HMMWV’s”) used by the military.

Buoyed by these higher first quarter sales, our gross profit in the first quarter of 2010 increased to $16.2 million and 29.4% of net sales as compared to gross profit of $6.8 million and 16.9% of net sales in the first quarter of 2009. A combination of additional earnings on higher levels of sales, cost reduction actions taken during the business downturn in 2009 that were maintained through the first quarter of 2010, and $1.4 million lower depreciation expense resulted in operating income in the first quarter of 2010 of $5.5 million and 10.0% of net sales.

The realignment of the Company’s global manufacturing capacity initiated in the second quarter of 2009 continued in the first quarter of 2010. Consolidation of the North American manufacturing activities continued on schedule, requiring $1.7 million in costs primarily for relocating equipment from the Windsor, Connecticut plant to other global locations and accrual of severance benefits to be paid to employees terminated as a result of this project. Likewise, the Company incurred $0.1 million in cost during the first quarter of 2010 for start-up costs including equipment relocation, training and salaries related to the expanded operation in our Changshu, China and Chennai, India locations.

Cash on hand as of March 31, 2010 totaled $13.9 million and availability under the U.S.-based revolving credit facility totaled $21.5 million, of which $6.5 million was used for standby letters of credit.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Basis of Presentation

The following table displays unaudited information for the three month periods ended March 31, 2010 and 2009 for Holdings and Stanadyne. Amounts are presented in thousands of dollars and as a percentage of net sales. Historical results and percentage relationships are not necessarily indicative of the results that may be expected for any future period.

	Holdings
	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
	$	%	$	%
Net sales	55,229	100.0	40,341	100.0
Cost of goods sold	38,991	70.6	33,508	83.1
Gross profit	16,238	29.4	6,833	16.9
SG&A	9,717	17.6	7,601	18.8
Amortization of intangibles	812	1.5	816	2.0
Management fees	188	0.3	188	0.5
Operating income (loss)	5,521	10.0	(1,772)	(4.4)
Net loss attributable to Holdings	(1,993)	(3.6)	(6,634)	(16.4)

	Stanadyne
	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
	$	%	$	%
Net sales	55,229	100.0	40,341	100.0
Cost of goods sold	38,991	70.6	33,508	83.1
Gross profit	16,238	29.4	6,833	16.9
SG&A	9,701	17.6	7,591	18.8
Amortization of intangibles	812	1.5	816	2.0
Management fees	188	0.3	188	0.5
Operating income (loss)	5,537	10.0	(1,762)	(4.4)
Net income (loss) attributable to Stanadyne	305	0.6	(4,592)	(11.4)

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Comparison of Results of Operations

The Three Months Ended March 31, 2010 for Holdings and Stanadyne Compared to

The Three Months Ended March 31, 2009 for Holdings and Stanadyne

Net Sales. Sales in the first quarter of 2010 totaled $55.2 million and were $14.9 million or 36.9% more than sales of $40.3 million in the first quarter of 2009. Included in these sales was a favorable currency translation effect of less than 1.0%. The global economic recovery that began to positively influence our sales last year continued in the first quarter of 2010. Sales to all of our customers, with only a few exceptions, were significantly higher in the first quarter of 2010 when compared to the same period last year. This trend was most apparent with our OEM customers, where sales increased by $9.5 million or 48.6%. Sales to the service markets also strengthened in the first quarter of 2010, reflecting an increase of $5.4 million or 25.9% from the first quarter of 2009.

Sales to OEM customers totaled $29.1 million and represented 52.6% of our first quarter 2010 revenues as compared to $19.6 million and 48.5% of our first quarter 2009 revenues. The largest single customer increase in first quarter OEM sales was $3.0 million for Deere and Company (“Deere”), due to continued recovery in end market demand in the agriculture and construction businesses. Sales to Cummins, Inc. were $0.9 million higher in the first quarter of 2010 as compared to the same period a year ago, reflecting increasing demand in the heavy duty truck, construction and power generation markets. Sales to other OEM customers including AGCO SISU POWER, Perkins Engines Co., Iveco S.p.A., and Caterpillar were all higher in the first quarter of 2010 when compared to the first quarter of 2009. An exception to the stronger first quarter 2010 OEM sales results was a $1.4 million decrease in our sales to Daimler for high pressure gasoline pumps. OEM sales to GEP were also $0.4 million less in the first quarter of 2010 due to declining demand for fuel pumps used on the HMMWV used by the U.S. military.

Sales to the service markets in the first quarter of 2010 totaled $26.2 million and 47.4% of total revenue as compared to $20.8 million and 51.5% of our first quarter 2009 revenue. Higher service demand in the first quarter of 2010 was most evident in increased sales to Deere ($4.3 million) and to our central distributors ($2.9 million).

Sales in the first quarter of 2010, when compared to the same period a year ago, reflected increases in all of our major product lines including diesel fuel pumps, filters, diesel fuel injectors, and Precision Components and Assembly (“PCA”) products.

Cost of Goods Sold and Gross Profit. Gross profit improved to $16.2 million and 29.4% of net sales in the first quarter of 2010 from $6.8 million and 16.9% of net sales in the first quarter of 2009. This $9.4 million increase in first quarter gross profit was due primarily to the significantly higher sales volumes in both the OEM and service markets that generated $8.1 million additional gross profit. Cost reduction actions taken during 2009, including wage reductions, were maintained in the first quarter of 2010, resulting in only minor changes in factory overhead costs. Approximately $0.5 million of employee severance cost accrued in the first quarter of 2010 (related to the completion bonus to be paid to Windsor Connecticut employees that are terminated as a result of the consolidation of U.S. manufacturing operations) was comparable to the $0.3 million of severance cost incurred in the first quarter of 2009. Depreciation expense was $1.4 million less in the first quarter of 2010 when compared to same period a year ago, as certain equipment acquired in 2004 was fully depreciated by mid-year 2009.

Selling, General and Administrative Expenses (“SG&A”). SG&A increased by $2.1 million to $9.7 million and 17.6% of net sales in the first quarter of 2010 from $7.6 million and 18.8% of first quarter sales in 2009. Higher levels of business activity in 2010 drove increases in our first quarter costs for travel ($0.2 million) and freight on sales to customers ($0.2 million). Increased spending in our product engineering organization to support new customer and product development programs resulted in $0.3 million higher costs in the first quarter of 2010 when compared to the first quarter of 2009. Costs associated with the consolidation of our U.S. manufacturing operations totaled $1.2 million in the first quarter of 2010, reflecting the amounts paid for equipment relocation, training and salaries related to management of the reorganization process. Costs associated with the expansion of our operations in China and India totaled approximately $0.1 million more in the first quarter of 2010 as compared to the first quarter of 2009.

Amortization of Intangible Assets. Amortization of intangible assets totaled $0.8 million in the first quarter of 2010 and was unchanged from the amount in the first quarter of 2009.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Operating Income. Operating income for the first quarter of 2010 totaled $5.5 million and 10.0% of net sales as compared to an operating loss of $1.8 million and 4.4% of net sales in the first quarter of 2009. This $7.3 million improvement in year-over-year first quarter operating income resulted from $9.4 million higher gross profit driven primarily by significantly higher sales volumes, partially offset by a $2.1 million increase in our SG&A costs attributable to plant reorganization costs and increased spending in support of the recovering business levels.

Income tax expense (benefit). Income tax expense for Stanadyne in the first quarter of 2010 totaled $1.0 million and 94% of pre-tax income versus an income tax benefit of $1.6 million and 25.1% of pre-tax loss in the first quarter of 2009. The effective income tax rates differ from the amount computed by applying the U.S. statutory rate of 35% to pre-tax income (loss) in 2010 and 2009 primarily because income tax provisions incurred in jurisdictions where Stanadyne generated income before income taxes were, due to valuation allowances, not significantly offset by income tax benefits in jurisdictions where Stanadyne incurred losses before income taxes.

Income tax expense for Holdings in the first quarter of 2010 totaled $0.3 million and negative 13% of pre-tax loss versus an income tax benefit of $2.4 million and 25.9% of pre-tax loss in the first quarter of 2009. The effective income tax rates differ from the amount computed by applying the U.S. statutory rate of 35% to the pre-tax income (loss) in 2010 and 2009 primarily because income tax provisions incurred in jurisdictions where Holdings generated income before income taxes were, due to valuation allowances, not significantly offset by income tax benefits in jurisdictions where Holdings incurred losses before income taxes. Further, a percentage of Holdings interest expense is not deductible for income tax purposes.

Net Income (Loss). Net income for Stanadyne in the first quarter of 2010 totaled $0.3 million and 0.6% of net sales versus a net loss of $4.6 million and 11.4% of net sales in the first quarter of 2009. The $4.9 million improvement in net income was due to a $7.3 million increase in operating income, and $0.1 million lower interest expense on lower levels of debt, partially offset by a $2.6 million increase in income tax expense.

Net loss for Holdings in the first quarter of 2010 totaled $2.0 million, reflecting $2.3 million less than the net income reported for Stanadyne, due to $3.1 million of additional interest expense on the Discount Notes, partially offset by $0.8 million of income tax benefits.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents on hand, which totaled $13.9 million on March 31, 2010, and cash flows from operations. Cash equivalents as of March 31, 2010 represent commercial paper and certificates of deposit. Our revolving credit agreement with Wells Fargo Capital Finance, LLC (“U.S. Revolver”) provides for maximum borrowings of $30 million, based on Availability, as defined, and is secured by all Stanadyne and SIHC U.S. based assets, as well as a pledge of 65% of Stanadyne’s stock in SpA, SAPL, and SCC. There were no amounts outstanding under the U.S. Revolver as of March 31, 2010, representing $21.5 million of available borrowing, of which $6.5 million was used to secure standby letters of credit. We occasionally utilize capital leasing and, for our foreign operations in China, Italy and India, maintain a combination of overdraft, working capital and term loan facilities with local financial institutions on an as-needed basis.

Indebtedness for Stanadyne as of March 31, 2010 totaled $165.9 million and was comprised of $160.0 million of Notes, $4.1 million in foreign overdraft and revolving credit facilities, $1.4 million SAPL Debentures and $0.4 million in foreign term loans. There were no borrowings under the U.S. Revolver. Unless the availability of funds under the U.S. Revolver is less than $4.0 million, this credit facility is not subject to financial covenants.

Indebtedness for Holdings as of March 31, 2010 totaled $265.9 million, comprised of the same debt balances for Stanadyne, plus an additional $100.0 million of Discount Notes. The Discount Notes accreted to their full face value in August 2009. The 12% coupon is payable semi-annually and the first payment was made in February 2010, utilizing the proceeds of a $6.0 million dividend from Stanadyne in the first quarter of 2010. This dividend from Stanadyne to Holdings was in compliance with the terms of the U.S. Revolver and the indenture governing the Notes.

Holdings has failed to comply with the reporting covenant contained in the indenture governing the Senior Discount Notes, and Stanadyne has failed to comply with the reporting covenant contained in the indenture governing the Notes insofar as the Company did not, within the time period specified in the SEC’s rules and regulations, file with the SEC or furnish to the bondholders the Company’s Quarterly Reports on Form 10-Q for the interim periods ended

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

March 31, 2010 and June 30, 2010. The delay in the filing of these reports for each of Holdings and Stanadyne is due to the time required to complete the restatements of the Company’s financial reports included in the 2009 Form 10-K and in the Forms 10-Q/A for each of the quarterly periods ended March 31, 2009, June 30, 2009 and September 30, 2009. While the Company believes the filing of this Quarterly Report on Form 10-Q for the interim period ended March 31, 2010 will partially cure the reporting covenant violation, the Company has not yet filed its Quarterly Report on Form 10-Q for the interim period ended June 30, 2010. As a result, the trustee or holders of at least 25% of the aggregate principal amount of the notes under either of the indentures may notify Stanadyne or Holdings, as applicable, of its failure to comply with the reporting covenant of the applicable indenture, in which case Stanadyne or Holdings, as applicable, will have 60 days in which to cure such failure. No such notice has been received through the date of this filing, and the Company intends to file the Quarterly Report on Form 10-Q for the interim period ended June 30, 2010 before October 31, 2010.

Cash Flows from Operating Activities. Stanadyne’s cash flows from operating activities consumed $2.3 million in cash during the three months ended March 31, 2010 as compared to $15.1 million cash consumed during the same period of 2009. Increased operating profit on higher business levels in the first three months of 2010 and lower cash requirements for working capital accounts were partially offset by a $6.0 million cash dividend paid to Holdings in the first quarter of 2010.

Changes in asset and liability accounts, primarily working capital accounts, consumed $9.3 million less cash in the first three months of 2010 versus the same period in the prior year. The significant changes to our working capital accounts included the following:

•

Negative cash flows from changes in accounts receivable were $11.8 million greater in the first three months of 2010, as customer receivables increased proportionately with the higher levels of sales in the first three months of 2010 as compared to the declining levels of sales and accounts receivables in the first quarter of 2009.

•

Negative cash flows from changes in inventory levels were $0.5 million less in the first quarter of 2010 as compared to the first quarter of 2009. As our business activity recovered from the recessionary levels in 2009, inventory increased in the first quarter of 2010, resulting in $2.3 million of negative cash flow. This amount was, however, $0.6 million less than the $2.9 million of negative cash flow from increased inventory levels experienced in the first quarter of 2009. We continue to target higher turnover and more efficient use of inventory in a lean manufacturing operation. The consolidation of our North American operations involves relocation of the entire Windsor, Connecticut manufacturing activity. This process will require temporary increases in inventory in 2010 in order to meet customer delivery schedules while we move equipment to a different location.

•

Positive cash flows from changes in accounts payable balances required $6.8 million less cash in the first quarter of 2010 as compared to the first quarter of 2009. Accounts payable balances increased proportionately with the higher levels of business in the first quarter of 2010, reflecting the reverse situation experienced in the first quarter of 2009 when accounts payable balances were declining on reduced business levels.

•

Cash flows from changes in accrued liabilities in the first quarter of 2010 consumed $13.2 million less cash than in the first quarter of 2009. This difference in year over year first quarter cash flows was due primarily to differences in timing of disbursements between the two periods, including the disbursement of the performance bonus payments in the first quarter of 2009 with no like payments in the first quarter of 2010.

Cash flows from operating activities for Holdings for the first quarter of 2010 were substantially the same as the amounts reported for Stanadyne.

Cash Flows from Investing Activities. Cash flows from investing activities in the first quarter of 2010 were limited to $4.8 million in capital expenditures and were $2.5 million more than $2.3 million capital expenditures in the first quarter of 2009. The higher level of capital expenditures in the first quarter of 2010 includes $3.8 million of equipment and leasehold improvements for the expansion of our manufacturing operations in India. The balance of the capital expenditures in the first quarter of 2010 reflected necessary investments in equipment to support our global operations in the U.S., China, and Italy.

Cash Flows from Financing Activities. Cash flows from financing activities for Stanadyne in the first quarter of 2010 provided $2.0 million in cash compared to $0.2 million of cash consumed by financing activities in the first quarter of 2009.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

There were no cash flows from financing activities in our U.S. based operations in the first quarter of 2010.

Cash flows from financing activities in our foreign operations in the first quarter of 2010 included $1.6 million of cash proceeds from the issuance of debentures by SAPL to the joint venture minority partners. The Debentures pay 11% interest annually and are compulsorily convertible to shares of common equity in SAPL in 2020. The proceeds of the Debentures were used to partially fund the acquisition of equipment and working capital to support the expansion of manufacturing operations in SAPL. Cash flows from financing activities in SAPL during the first quarter of 2010 included cash proceeds of $0.6 million from additional common equity investment from the minority interest partners. Cash flows from financing activities in SAPL in the first quarter of 2010 also included $0.2 million of payments of capital lease obligations. Cash flows from financing activities in SpA included a $0.2 million increase in overdraft borrowings to finance working capital requirements and payments of capital lease obligations totaling $0.1 million.

Cash flows from financing activities for Holdings in the first quarter of 2010 included the amounts reported for Stanadyne as well as $0.01 million for the net cash consumed for the repurchase of shares of common stock from former management shareholders.

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

Higher returns on invested Pension Plan assets in 2009 helped increase the value to $69.2 million at December 31, 2009 from $54.6 million at December 31, 2008. The Company contributed $0.5 million to the Pension Plan during the first three months of 2010 and expects the minimum required contributions to the Pension Plan to total approximately $5.3 million in 2010. The Company contributed $0.5 million to the Pension Plan in the first three months of 2009 and $2.4 million for the full year of 2009.

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

•

the impact of the material weakness in our internal control over financial reporting on our ability to report our financial condition and results of operations accurately or on a timely basis, including with respect to our delay in providing timely reports under our indentures;

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

Interest Rate Risk. The carrying values of Stanadyne’s revolving credit lines and term loans approximate fair value. The term loans are primarily LIBOR-based borrowings and are re-priced every one to three months. A 10% change in the interest rate on the term loans would have changed the recorded interest expense for the first three months of 2010 and 2009 by less than $0.1 million. The Notes and Discount Notes bear interest at a fixed rate and, therefore, are not sensitive to interest rate fluctuation. The fair value of Stanadyne’s $160.0 million in Notes based on bid prices on March 31, 2010 was $147.2 million. The fair value of Holdings’ Discount Notes based on bid prices at March 31, 2010 was $74.6 million.

Foreign Currency Risk. The Company has operating subsidiaries in China, Italy, and India and therefore is exposed to changes in foreign currency exchange rates. Changes in exchange rates may positively or negatively affect the Company’s sales, gross margins, and retained earnings. However, historically, these locations have contributed less than 15% of the Company’s net sales, with most of these sales attributable to the Italian subsidiary. The Company also sells its products from the United States to foreign customers for payment in foreign currencies as well as U.S. dollars. Foreign currency exchange for the three months ended March 31, 2010 and 2009 were net gains of $0.3 million and $0.1 million, respectively. The Company does not hedge against foreign currency risk.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

ITEM 4T:	CONTROLS AND PROCEDURES

Restatement

(a) Background

In connection with the preparation of the consolidated financial statements of Holdings and Stanadyne for the fiscal year ended December 31, 2009, certain errors were identified that affected the Company’s reported results for the fiscal years ended December 31, 2004 through 2008 as well as the first three quarters of 2008 and 2009. The errors, which are more fully described in Note 3 to our Consolidated Financial Statements in our Form 10-K filed on June 21, 2010, primarily related to the following:

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

(b) Evaluation of disclosure controls and procedures

Holdings

Our management, including the President and Chief Financial Officer, has evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of the period covered by this report. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and including that such information is accumulated and communicated to management, including the President and Chief Financial Officer of Holdings, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation and in connection therewith, the restatement of previously issued financial statements and the identification of a material weakness in internal control over financial reporting which are both described below, the President and Chief Financial Officer of Holdings have concluded that Holdings’ disclosure controls and procedures were not effective as of March 31, 2010.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Holdings’ annual or interim financial statements will not be prevented or detected on a timely basis.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

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

Stanadyne

Our management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of the period covered by this report. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act ) include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and including that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Stanadyne, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation and in connection therewith, the restatement of previously issued financial statements and the identification of a material weakness in internal control over financial reporting which are both described below, the Chief Executive Officer and Chief Financial Officer of Stanadyne have concluded that Stanadyne’s disclosure controls and procedures were not effective as of March 31, 2010.

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

(c) Changes in internal controls

There were no changes in internal control over financial reporting that occurred during the first quarter that materially affected, or are reasonably likely to affect, Holdings’ internal control over financial reporting.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

There were no changes in internal control over financial reporting that occurred during the first quarter that materially affected, or are reasonably likely to affect, Stanadyne’s internal control over financial reporting.

Reference is made to the Certifications of the President and Chief Financial Officer of Holdings about these and other matters filed as exhibits to this report.

Reference is made to the Certifications of the Chief Executive Officer and Chief Financial Officer of Stanadyne about these and other matters filed as exhibits to this report.

(d) Remediation

On June 21, 2010, we filed our 2009 Annual Report on Form 10-K which included restated financial statements as of January 1, 2007 and for the years ended December 31, 2008 and 2007 reflecting the correction of the errors noted above. On August 13, 2010 we filed our amended Quarterly Report on Form 10-Q/A for the three month period ended March 31, 2009. On August 26, 2010, we concurrently filed our amended Quarterly Report on Form 10-Q/A for the quarterly periods ended June 30, 2009 and September 30, 2009. The amendments to our Quarterly Reports on Form 10-Q/A were filed to restate our unaudited condensed consolidated financial statements and related information for the quarterly periods ended March 31, 2009, June 30, 2009 and September 30, 2009 as well as for the corresponding 2008 quarterly periods.

As of the date of the filing of this Form 10-Q, Holdings and Stanadyne had not completed the remediation of the material weakness. However, we have begun to implement improvements in our internal control over financial reporting for both Holdings and Stanadyne to address the material weakness described above. These improvements include the following:

•

We have filled our Manager of Financial Reporting position with an accountant with the necessary knowledge, experience and expertise in U.S. GAAP with respect to significant non-routine transactions and technical accounting matters.

•	We have implemented controls regarding the enhancement of detailed accounting policies, and updating those policies for new developments and accounting pronouncements.

•

We have instituted periodic internal control and accounting training for our accounting department designed to ensure our accounting personnel further develops its knowledge, expertise and training in U.S. GAAP with respect to significant non-routine transactions and technical accounting matters.

•

We have implemented and modified controls to ensure that significant, complex and non-routine transactions are timely identified, researched, documented, reviewed and evaluated so that such transactions are properly recorded and disclosed in accordance with U.S. GAAP.

•

We have identified third parties to provide technical accounting and other assistance to supplement our accounting department when evaluating the proper accounting for significant and non-routine transactions and have implemented a policy with respect to the engagement of such third parties.

We plan to test the effectiveness of these improvements in our internal control over financial reporting during the remainder of 2010, depending on the frequency or occurrence of the matters addressed by revised controls.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

PART II: OTHER INFORMATION

ITEM 1A:	RISK FACTORS

The discussion and analysis of our financial condition, results of operations and cash flows for the three months ended March 31, 2010 should be read in conjunction with the risk factors contained in Part I – Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 as well as the additional risk factors described below:

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

Holdings has failed to comply with the reporting covenant contained in the indenture governing the Senior Discount Notes, and Stanadyne has failed to comply with the reporting covenant contained in the indenture governing the Notes insofar as the Company did not, within the time period specified in the SEC’s rules and regulations, file with the SEC or furnish to the noteholders the Company’s Quarterly Reports on Form 10-Q for the interim periods ended March 31, 2010 and June 30, 2010. The delay in the filing of these reports for each of Holdings and Stanadyne is due to the restatement described in this report. As a result, the trustee or holders of at least 25% of the aggregate principal amount of the notes under either of the indentures may notify Stanadyne or Holdings, as applicable, of its failure to comply with the reporting covenant of the applicable indenture, in which case Stanadyne or Holdings, as applicable, will have 60 days in which to cure such failure. While the Company has not received any such notice from the trustee or the requisite noteholders as of the date of this filing, there can be no assurance that the Company will not receive such notice or that, if the Company does receive such notice, that the Company will be able to file its Quarterly Reports on Form 10-Q for the interim period ended June 30, 2010 within 60 days of receipt of such notice.

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

Stanadyne Holdings, Inc.
(Registrant)

Date: October 8, 2010	/s/ Stephen S. Langin
Stephen S. Langin
Chief Financial Officer

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stanadyne Corporation
(Registrant)

Date: October 8, 2010	/s/ Stephen S. Langin
Stephen S. Langin
Chief Financial Officer

EXHIBIT INDEX:

31.1	Certification of President of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer and Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002