Form 10-Q
period 2010-06-30
STANADYNE CORP; Stanadyne Holdings, Inc.
filed 2010-12-16
CIK 1053439, 1323274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of the registrant’s common stock (only one class for each registrant) outstanding as of June 30, 2010:

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except per share data)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$21,270	$24,918
Accounts receivable, net of allowance for uncollectible accounts of $246 and $317 as of June 30, 2010 and December 31, 2009, respectively	35,995	28,360
Inventories, net	29,578	24,555
Prepaid expenses and other assets	1,305	2,766
Deferred income taxes	1,328	1,590

Total current assets	89,476	82,189
Property, plant and equipment, net	77,977	78,860
Goodwill	136,705	136,705
Intangible and other assets, net	79,010	81,074

Total assets	$383,168	$378,828

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$24,740	$16,705
Accrued liabilities	26,110	23,621
Current maturities of long-term debt	4,373	4,336
Current portion of capital lease obligations	471	601

Total current liabilities	55,694	45,263
Long-term debt, excluding current maturities	262,987	260,323
Deferred income taxes	8,896	9,800
Capital lease obligations, excluding current portion	1,483	2,237
Other non-current liabilities	44,975	47,168

Total liabilities	374,035	364,791

Commitments and contingencies
Redeemable non-controlling interest	794	—
Equity:
Stanadyne Holdings, Inc. stockholders’ equity:
Common stock, par value $.01, 150,000,000 authorized shares, 106,505,081 issued shares, and 105,615,081 and 105,815,081 outstanding shares as of June 30, 2010 and December 31, 2009, respectively	1,065	1,065
Additional paid-in capital	52,973	54,285
Accumulated other comprehensive loss	(7,038)	(5,957)
Accumulated deficit	(38,010)	(33,893)
Treasury stock, at cost, 890,000 and 690,000 shares as of June 30, 2010 and December 31, 2009, respectively	(651)	(557)

Total Stanadyne Holdings, Inc. stockholders’ equity	8,339	14,943
Non-controlling interest	—	(906)

Total equity	8,339	14,037

Total liabilities and equity	$383,168	$378,828

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
Net sales	$63,843	$47,520
Cost of goods sold	44,151	35,206

Gross profit	19,692	12,314
Selling, general and administrative expenses	12,461	7,610
Amortization of intangible assets	812	809
Management fees	187	187

Operating income	6,232	3,708
Interest expense	7,738	7,502
Other income	(24)	—

Loss from operations before income tax expense (benefit)	(1,482)	(3,794)
Income tax expense (benefit)	542	(556)

Net loss	(2,024)	(3,238)
Less: net loss attributable to non-controlling interest	420	206

Net loss attributable to the stockholders of Stanadyne Holdings, Inc.	$(1,604)	$(3,032)

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Net sales	$119,072	$87,861
Cost of goods sold	83,142	68,714

Gross profit	35,930	19,147
Selling, general and administrative expenses	22,178	15,211
Amortization of intangible assets	1,624	1,625
Management fees	375	375

Operating income	11,753	1,936
Interest expense	15,234	14,835
Other income	(24)	—

Loss from operations before income tax expense (benefit)	(3,457)	(12,899)
Income tax expense (benefit)	899	(2,911)

Net loss	(4,356)	(9,988)
Less: net loss attributable to non-controlling interest	659	322

Net loss attributable to the stockholders of Stanadyne Holdings, Inc.	$(3,697)	$(9,666)

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Cash flows from operating activities:
Net loss	$(4,356)	$(9,988)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,852	10,840
Amortization of debt discount and deferred financing fees	851	6,590
Stock-based compensation expense	37	31
Deferred income taxes	(149)	(3,158)
Loss on disposal of property, plant and equipment	9	—
Changes in operating assets and liabilities	(3,164)	(8,532)

Net cash provided by (used in) operating activities	1,080	(4,217)

Cash flows from investing activities:
Capital expenditures	(8,743)	(4,073)

Net cash used in investing activities	(8,743)	(4,073)

Cash flows from financing activities:
Payments on U.S. term loans	—	(9,710)
Proceeds from foreign term loans	2,140	—
Payments on foreign term loans	—	(75)
(Payments on) proceeds from foreign overdraft facilities	(95)	264
Proceeds from issuance of debt to non-controlling interest	1,627	—
Proceeds from investment by non-controlling interest	542	—
Payments on capital lease obligations	(379)	(226)
Purchase of treasury stock	(94)	(223)
Payments of debt issuance cost	(10)	—

Net cash provided by (used in) financing activities	3,730	(9,970)

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(3,933)	(18,260)
Effect of exchange rate changes on cash	285	(156)
Cash and cash equivalents at beginning of period	24,918	49,010

Cash and cash equivalents at end of period	$21,270	$30,594

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:

During the six months ended June 30, 2010 and 2009, Stanadyne Corporation entered into capital leases for new equipment resulting in capital lease obligations of $147 and $536, respectively.

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity	Non- controlling Interest	Total Equity

	Shares	Amount				Shares	Amount
December 31, 2008	106,505,081	$1,065	$54,222	$(12,797)	$(11,073)	477,500	$(335)	$31,082	$41	$31,123
Purchase of treasury stock, at cost						212,500	(222)	(222)		(222)
Stock compensation expense			16					16		16
Comprehensive income (loss):
Net loss					(6,634)			(6,634)	(116)	(6,750)
Foreign currency translation adjustment				77				77	16	93

March 31, 2009	106,505,081	1,065	54,238	(12,720)	(17,707)	690,000	(557)	24,319	(59)	24,260
Stock compensation expense			16					16		16
Comprehensive income (loss):
Net loss					(3,032)			(3,032)	(206)	(3,238)
Foreign currency translation adjustment				1,224				1,224	(52)	1,172

June 30, 2009	106,505,081	$1,065	$54,254	$(11,496)	$(20,739)	690,000	$(557)	$22,527	$(317)	$22,210

December 31, 2009	106,505,081	$1,065	$54,285	$(5,957)	$(33,893)	690,000	$(557)	$14,943	$(906)	$14,037
Purchase of treasury stock, at cost						200,000	(94)	(94)		(94)
Stock compensation expense			19					19		19
Partner investment in SAPL									542	542
Activity attributable to redeemable non-controlling interest			(1,349)					(1,349)	578	(771)
Comprehensive income (loss):
Net loss (revised)					(2,093)			(2,093)	(239)	(2,332)
Foreign currency translation adjustment				(615)				(615)	25	(590)
March 31, 2010 (revised)	106,505,081	1,065	52,955	(6,572)	(35,986)	890,000	(651)	10,811	—	10,811

Adjustment of the redeemable non-controlling interest to redemption value					(420)			(420)		(420)
Stock compensation expense			18					18		18
Comprehensive income (loss):
Net loss					(1,604)			(1,604)		(1,604))
Foreign currency translation adjustment				(466)				(466)		(466)

June 30, 2010	106,505,081	$1,065	$52,973	$(7,038)	$(38,010)	890,000	$(651)	$8,339	$—	$8,339

See notes to condensed consolidated financial statement

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except per share data)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$21,269	$24,917
Accounts receivable, net of allowance for uncollectible accounts of $246 as of June 30, 2010 and $317 as of December 31, 2009	35,995	28,360
Inventories, net	29,578	24,555
Prepaid expenses and other assets	1,296	2,766
Deferred income taxes	1,328	1,590

Total current assets	89,466	82,188
Property, plant and equipment, net	77,977	78,860
Goodwill	136,705	136,705
Intangible and other assets, net	77,807	79,741

Total assets	$381,955	$377,494

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$24,740	$16,706
Accrued liabilities	23,181	19,077
Current maturities of long-term debt	4,373	4,335
Current portion of capital lease obligations	471	601

Total current liabilities	52,765	40,719
Long-term debt, excluding current maturities	162,987	160,323
Deferred income taxes	21,676	22,644
Capital lease obligations, excluding current portion	1,483	2,237
Other non-current liabilities	44,973	47,168
Due to Stanadyne Holdings, Inc.	1,944	2,028

Total liabilities	285,828	275,119

Commitments and Contingencies
Redeemable non-controlling interest	794	—
Equity:
Stanadyne Corporation stockholder’s equity:
Common stock, par value $.01, authorized 10,000 shares, issued and outstanding 1,000 shares	—	—
Additional paid-in capital	102,094	105,000
Accumulated other comprehensive loss	(7,038)	(5,957)
Retained earnings	277	4,238

Total Stanadyne Corporation stockholder’s equity	95,333	103,281
Non-controlling interest	—	(906)

Total equity	95,333	102,375

Total liabilities and equity	$381,955	$377,494

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
Net sales	$63,843	$47,520
Cost of goods sold	44,151	35,206

Gross profit	19,692	12,314
Selling, general and administrative expenses	12,447	7,590
Amortization of intangible assets	812	809
Management fees	187	187

Operating income	6,246	3,728
Interest expense	4,672	4,609
Other income	(24)	—

Income (loss) from operations before income tax expense	1,598	(881)
Income tax expense	1,321	256

Net income (loss)	277	(1,137)
Less: net loss attributable to non-controlling interest	420	206

Net income (loss) attributable to the stockholder of Stanadyne Corporation	$697	$(931)

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Net sales	$119,072	$87,861
Cost of goods sold	83,142	68,714

Gross profit	35,930	19,147
Selling, general and administrative expenses	22,148	15,181
Amortization of intangible assets	1,624	1,625
Management fees	375	375

Operating income	11,783	1,966
Interest expense	9,103	9,129
Other income	(24)	—

Income (loss) from operations before income tax expense (benefit)	2,704	(7,163)
Income tax expense (benefit)	2,461	(1,318)

Net income (loss)	243	(5,845)
Less: net loss attributable to non-controlling interest	659	322

Net income (loss) attributable to the stockholder of Stanadyne Corporation	$902	$(5,523)

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Cash flows from operating activities:
Net income (loss)	$243	$(5,845)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,852	10,840
Amortization of deferred financing fees	720	885
Stock-based compensation expense	37	31
Deferred income taxes	(206)	(1,612)
Loss on disposal of property, plant and equipment	9	—
Changes in operating assets and liabilities	(1,670)	(8,574)

Net cash provided by (used in) operating activities	6,985	(4,275)

Cash flows from investing activities:
Capital expenditures	(8,743)	(4,073)

Net cash used in investing activities	(8,743)	(4,073)

Cash flows from financing activities:
Payment on U.S. term loans	—	(9,710)
Proceeds from foreign term loans	2,140	—
Payments on foreign term loans	—	(75)
(Payments on) proceeds from foreign overdraft facilities	(95)	264
Dividends paid to Stanadyne Holdings, Inc.	(6,000)	—
Proceeds from issuance of debt to non-controlling interest	1,627	—
Proceeds from investment by non-controlling interest	542	—
Payments on capital lease obligations	(379)	(226)
Payments of debt issuance costs	(10)	—

Net cash used in financing activities	(2,175)	(9,747)

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(3,933)	(18,095)
Effect of exchange rate changes on cash	285	(156)
Cash and cash equivalents at beginning of period	24,917	48,844

Cash and cash equivalents at end of period	$21,269	$30,593

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:

During the six months ended June 30, 2010 and 2009, Stanadyne Corporation entered into capital leases for new equipment resulting in capital lease obligations of $147 and $536, respectively.

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

(UNAUDITED)

(in thousands, except per share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Stockholders’	Non- controlling	Total
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity	Interest	Equity
December 31, 2008	1,000	$—	$105,000	$(12,797)	$18,551	$110,754	$41	$110,795

Comprehensive income (loss):
Net loss					(4,592)	(4,592)	(116)	(4,708)
Foreign currency translation adjustment				77		77	16	93

March 31, 2009	1,000	—	105,000	(12,720)	13,959	106,239	(59)	106,180
Comprehensive income (loss):
Net loss					(931)	(931)	(206)	(1,137)
Foreign currency translation adjustment				1,225		1,225	(52)	1,173

June 30, 2009	1,000	$—	$105,000	$(11,495)	$13,028	$106,533	$(317)	$106,216

December 31, 2009	1,000	$—	$105,000	$(5,957)	$4,238	$103,281	$(906)	$102,375
Partner investment in SAPL							542	542
Dividend to Stanadyne Holdings, Inc. (revised)			(1,557)		(4,443)	(6,000)		(6,000)
Activity attributable to redeemable non-controlling interest			(1,349)			(1,349)	578	(771)
Comprehensive income (loss):
Net income (loss) (revised)					205	205	(239)	(34)
Foreign currency translation adjustment				(615)		(615)	25	(590)

March 31, 2010 (revised)	1,000	—	102,094	(6,572)	—	95,522	—	95,522
Adjustment of the redeemable non-controlling interest to redemption value					(420)	(420)		(420)
Comprehensive income (loss):
Net income					697	697		697
Foreign currency translation adjustment				(466)		(466)		(466)

June 30, 2010	1,000	$—	$102,094	$(7,038)	$277	$95,333	$—	$95,333

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(1)	Business, Organization and Significant Accounting Policies

Description of Business. Stanadyne Holdings, Inc. (“Holdings”) owns all of the outstanding common stock of Stanadyne Intermediate Holding Corp. (“SIHC”). SIHC owns all of the outstanding common stock of Stanadyne Corporation (together with its consolidated subsidiaries, “Stanadyne”). A majority of the outstanding common stock of Holdings is owned by funds managed by Kohlberg Management IV, L.L.C. Collectively, Holdings, SIHC and Stanadyne hereinafter are referred to as the “Company.” Holdings and Stanadyne are separate reporting companies. Holdings is a holding company with no operations beyond those of its indirectly, wholly-owned subsidiary, Stanadyne. Stanadyne is a leading designer and manufacturer of highly engineered, precision manufactured engine components, including fuel injection equipment primarily for diesel engines. Stanadyne sells engine components to original equipment manufacturers in a variety of applications, including agricultural and construction vehicles and equipment, industrial products, automobiles, light duty trucks and marine equipment. The aftermarket is a significant element of Stanadyne’s operations.

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

Income Tax Accounting. The Company has computed its provision for income taxes based on the actual tax rate for the three and six month periods ended June 30, 2010 by applying the discrete method, as the Company determined that small changes in estimated income would result in significant changes in the estimated annual effective tax rate and therefore applying an estimate of the annual effective tax rate would not provide a reliable estimate for interim reporting periods.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(1)	Business, Organization and Significant Accounting Policies (continued)

The following table summarizes information about 2004 Equity Incentive Plan for the three and six month periods ended June 30, 2010:

	Three Months Ended June 30, 2010
	Outstanding		Exercisable
	Stock Options	Weighted Average Exercise Price *	Stock Options	Weighted Average Exercise Price *
April 1, 2010	12,803,750	$0.53	3,046,250	$0.47
Exercised	—	—	—	—
Cancelled	400,000	0.99	—	—

June 30, 2010	12,403,750	$0.51	3,046,250	$0.47

	Six Months Ended June 30, 2010
	Outstanding		Exercisable
	Stock Options	Weighted Average Exercise Price *	Stock Options	Weighted Average Exercise Price *
January 1, 2010	12,928,750	$0.53	3,071,250	$0.47
Exercised	—	—	—	—
Cancelled	525,000	0.96	25,000	0.47

June 30, 2010	12,403,750	$0.51	3,046,250	$0.47

*	Represents per share price.

There were no stock options granted or exercised during the second quarter of 2010. During the first quarter of 2010, two employees left the Company resulting in the cancellation of 125,000 stock options, of which 25,000 were vested. During the second quarter of 2010, one employee left the Company resulting in the cancellation of 400,000 unvested stock options.

As of June 30, 2010, there was $89 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the 2004 Equity Incentive Plan. The total stock-based employee compensation expense for the year ending December 31, 2010 for the stock options awarded through June 30, 2010 is expected to be $75.

Subsequent Events. The Company evaluated subsequent events through the date the accompanying condensed consolidated financial statements were issued.

New Accounting Pronouncements.

New accounting standards adopted in the first six months of 2010 were as follows:

Transfers of Financial Assets. Accounting Standards Codification (ASC) 860 “Transfers and Servicing” (“ASC 860”) improves the relevance and comparability of information that a reporting entity provides in its financial statements about transfers of financial assets. The provisions of ASC 860 were effective on January 1, 2010. The Company has determined that ASC 860 has no impact on its financial statements.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(2)	Business, Organization and Significant Accounting Policies (continued)

Multiple-Deliverable Revenue Arrangements. In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company has determined that ASU No. 2009-13 has no impact on its financial statements.

Subsequent Events. The Company adopted ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements, which amends ASC 855, Subsequent Events. This ASU removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated. This change removes potential conflicts with SEC requirements.

Fair Value Measurements and Disclosures. In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, which amends ASC 820, Fair Value Measurements and Disclosures. This ASU requires disclosures of transfers into and out of Levels 1 and 2, more detailed roll forward reconciliations of Level 3 recurring fair value measurements on a gross basis, fair value information by class of assets and liabilities, and descriptions of valuation techniques and inputs for Level 2 and 3 measurements. The effective date is the second quarter of fiscal year 2010 except for the roll forward reconciliations, which are required in the first quarter of fiscal year 2011. The adoption of the applicable provisions of this guidance did not have a material effect on the Company’s consolidated financial statements. The Company does not expect the adoption of the remaining provision of this guidance to have a material impact on its consolidated financial statements.

(2)	Inventories

Components of inventories are as follows:

	As of June 30, 2010	As of December 31, 2009
Raw materials and purchased parts	$10,941	$9,767
Work-in-process	11,135	9,025
Finished goods	7,502	5,763

	$29,578	$24,555

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(3)	Intangible and Other Assets

Major components of intangible and other assets at June 30, 2010 and December 31, 2009 are listed below:

	Holdings
	As of June 30, 2010		As of December 31, 2009
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks / trade names	$51,100	$—	$51,100	$—
Technology / patents	24,300	12,665	24,300	11,804
Customer contracts	15,252	9,003	15,252	8,241
Debt issuance costs	14,442	6,349	14,431	5,515
Other	2,008	75	1,626	75

	$107,102	$28,092	$106,709	$25,635

	Stanadyne
	As of June 30, 2010		As of December 31, 2009
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks / trade names	$51,100	$—	$51,100	$—
Technology / patents	24,300	12,665	24,300	11,804
Customer contracts	15,252	9,003	15,252	8,241
Debt issuance costs	12,086	5,196	12,076	4,493
Other	2,008	75	1,626	75

	$104,746	$26,939	$104,354	$24,613

Amortization expense of intangible assets for the Company, exclusive of the amortization of debt issuance costs, was $812 and $809 for the three months ended June 30, 2010 and 2009, respectively, and $1,624 and $1,625 for the six months ended June 30, 2010 and 2009, respectively. Estimated annual amortization expense for the Company’s intangible assets is expected to be $3,160 in 2010, $2,944 in 2011, $2,816 in 2012, $2,816 in 2013 and $2,202 in 2014.

Amortization of debt discount and debt issuance costs is included as interest expense in the accompanying condensed consolidated statements of operations for Holdings of $418 and $3,365 for the three months ended June 30, 2010 and 2009, respectively, and $834 and $6,590 for the six months ended June 30, 2010 and 2009, respectively. Amortization of debt issuance costs for Stanadyne was $353 and $473 for the three months ended June 30, 2010 and 2009, respectively, and $703 and $885 for the six months ended June 30, 2010 and 2009, respectively. These amounts are included as interest expense in the accompanying condensed consolidated statements of operations.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(4)	Long-term Debt

Long-term debt consisted of:

	Holdings		Stanadyne
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
U.S. Revolver	$—	$—	$—	$—
Senior Subordinated Notes	160,000	160,000	160,000	160,000
Holdings Senior Discount Notes	100,000	100,000	—	—
SAPL Term Loan and overdraft and revolving credit facility, payable to Indian Banks through 2014, bearing interest at rates ranging from 5.99% to 11.75% as of June 30, 2010	2,573	970	2,573	970
SAPL Debentures	1,302	—	1,302	—
SCC overdraft and revolving credit facility, payable to Shanghai Pudong Development Bank through 2011, bearing interest at 5.84% as of June 30, 2010	737	609	737	609
SpA overdraft and revolving credit facility, payable to Italian banks through 2010, bearing interest rates ranging from 2.2% to 5.0% as of June 30, 2010	2,748	3,080	2,748	3,080

Long-term debt	267,360	264,659	167,360	164,659
Less current maturities of long-term debt	4,373	4,336	4,373	4,336

Long-term debt, excluding current maturities	$262,987	$260,323	$162,987	$160,323

The fair values of SAPL’s Term Loan and the Company’s short-term borrowings approximated their recorded values at June 30, 2010 and December 31, 2009 based on similar borrowing agreements offered by other major institutional banks. The fair value of the Senior Subordinated Notes based on bid prices at June 30, 2010 and December 31, 2009 was $148,400 and $145,000, respectively. The fair value of Holdings’ Senior Discount Notes based on bid prices at June 30, 2010 and December 31, 2009 was $76,125 and $68,625, respectively.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(4)	Long-term Debt (continued)

On August 31, 2010, Stanadyne, SIHC, and Wells Fargo Capital Finance, LLC (formerly known as Wells Fargo Foothill, LLC) entered into a new Export-Import Bank of the United States Working Capital Guarantee Borrower Agreement (“Sub-facility”) that increased the maximum borrowings under the Sub-facility from $7.5 million to $9.0 million and synchronized the expiration date of the Sub-facility with the credit agreement so that both agreements now expire on August 13, 2013. Stanadyne, SIHC, and Wells Fargo Capital Finance, LLC entered into an amendment to the U.S. Revolver to reflect such changes. All other terms of the U.S Revolver (including total credit availability) and the new Sub-facility are materially unchanged from the prior agreements.

SAPL Debentures

In the first quarter of 2010, SAPL received $1.6 million of cash proceeds from the issuance of debentures (the “Debentures”) to our non-controlling interest partners. The Debentures pay 11.00% interest annually. While the Debentures are not redeemable for cash and are compulsorily convertible to shares of common equity in SAPL in 2020, the holders have the option to convert the Debentures to equity after 2015. Upon voluntary conversion, the resulting shares of common equity in SAPL would be subject to the put option described in Note 8. The proceeds of the Debentures were used to partially fund the acquisition of equipment and working capital to support the expansion of manufacturing operations in SAPL. The Company has allocated the proceeds received from the Debentures between the underlying instruments and has recorded the conversion feature as a liability. The unamortized debt discount is amortized to interest expense using the effective interest method through the expiration date of the put option, which is further described in Note 8. During the three months ended June 30, 2010, $17 was amortized to interest expense. The conversion feature, which is considered an embedded derivative instrument, has been recorded at its fair value, as its fair value can be separated from the convertible note and its conversion is independent of the underlying Debenture value. The conversion feature amounted to $318 at June 30, 2010 and is included in other non-current liabilities on the condensed consolidated balance sheets. The conversion liability is marked to market each reporting period with the resulting gains or losses shown in other expense in the statement of operations. Income for the three and six months ended June 30, 2010 was $24.

SAPL Term Loans and Revolving Credit Agreement

In February and March 2010, in connection with SAPL’s planned expansion of its manufacturing operations, SAPL entered into three term loans and two revolving line of credit facilities with three financial institutions to partially fund future purchases of capital equipment and to provide working capital. Total availability under the term loans and revolving line of credit facilities is 450 million Rupees and 150 million Rupees, respectively. The draw down periods on the term loans began to expire on May 31, 2010. Interest on any borrowings is at the banks’ prevailing rates, which ranged from 5.99% to 11.75% at June 30, 2010. Payments on the term loans are due in equal installments ranging from 48 to 64 months, after a moratorium of up to one year from the date of first disbursement. Any borrowings under the revolving credit agreements become due and payable beginning on February 25, 2011 through March 3, 2011. The term loans and revolving credit agreements are secured by certain SAPL assets and, among other financial covenants, are subject to a debt service coverage ratio and certain other affirmative and negative covenants. Outstanding borrowings under all of SAPL’s term loan and overdraft and revolving credit facilities were $2,573 and $970 at June 30, 2010 and December 31, 2009, respectively.

Covenants

Holdings has failed to comply with the reporting covenant contained in the indenture governing the Senior Discount Notes, and Stanadyne has failed to comply with the reporting covenant contained in the indenture governing the Notes insofar as the Company did not, within the time period specified in the SEC’s rules and regulations, file with the SEC or furnish to the bondholders the Company’s Quarterly Reports on Form 10-Q for the interim periods ended June 30, 2010 and September 30, 2010. The delay in the filing of these reports for each of Holdings and Stanadyne is due to (1) the time required to complete the restatements of the Company’s financial reports included in the 2009 Form 10-K and (2) the correction of an accounting error as described in Note 12. As a result, the trustee or holders of at least 25% of the aggregate principal amount of the notes under either of the indentures may notify Stanadyne or

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

Holdings, as applicable, of its failure to comply with the reporting covenant of the applicable indenture, in which case Stanadyne or Holdings, as applicable, will have 60 days in which to cure such failure. No such notice has been received through the date of this filing, and the Company intends to file the Quarterly Report on Form 10-Q for the interim period ended September 30, 2010 before December 31, 2010.

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

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(5)	Pension Plans and Other Postretirement Health Care and Life Insurance Plans

The Company has a noncontributory defined benefit pension plan for eligible domestic employees and also has two nonqualified plans, which are designed to supplement the benefits payable to designated employees. The components of the net periodic pension expense for the periods shown are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest cost	$1,501	$1,464	$3,002	$2,929
Expected return on plan assets	(1,383)	(1,072)	(2,766)	(2,145)
Amortization of prior service costs	305	497	610	995

Net periodic pension expense	$423	$889	$846	$1,779

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

The Company contributed $0.9 million and $1.5 million to the pension plan during the three and six months ended June 30, 2010 and expects the minimum required contributions to the pension plan to total approximately $5.3 million in 2010. The Company contributed $0.5 million and $1.0 million to the pension plan during the three and six months ended June 30, 2009 and $2.4 million for the full year of 2009.

Postretirement Health Care and Life Insurance

The Company’s domestic subsidiaries make available certain health care and life insurance benefits for eligible retired employees. The components of the net periodic benefit for the periods shown were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Service cost	$11	$12	$22	$23
Interest cost	48	47	96	104
Recognized net actuarial income	(198)	(256)	(396)	(459)

Net periodic postretirement benefit	$(139)	$(197)	$(278)	$(332)

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(6)	Reorganization

During the second quarter of 2009, as a part of its strategic plan and cost reduction initiatives, the Company decided to consolidate its U.S.-based manufacturing capacity. This will result in the closure of manufacturing operations in the Company’s Windsor, Connecticut location by mid-2011 and expansion of its operations in its North Carolina locations. Reorganization costs were primarily for relocation of equipment and staffing to manage the project and are reflected as a component of selling, general and administrative expenses within the accompanying condensed consolidated statements of operations. Hourly and salaried employees of the Windsor, Connecticut workforce that will be displaced by this consolidation will receive compensation, based on years of service and skill level, if they remain employed until their positions are eliminated. This “completion bonus” is accruing over the expected service period and is reflected as a component of cost of goods sold within the accompanying condensed consolidated statements of operations. The Company has identified certain assets in Windsor, Connecticut that will no longer be used following the completion of our reorganization activity and has accelerated depreciation of these assets to estimated net realizable value. The Company has also concluded that the carrying value of the building in Windsor that will no longer be used as a production facility following the completion of our reorganization of North American operations does not exceed fair value. The estimates of the useful lives and net realizable value of the surplus equipment and the fair value of the building in Windsor, Connecticut will be reviewed and updated as the reorganization activity progresses, and if such estimates change, additional charges could result.

A summary of the changes in the Company’s completion bonus accrual is provided below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Completion bonus, beginning of period	$1,576	$—	$1,060	$—
Completion bonus expenses	450	—	976	—
Cash payments	(49)	—	(59)	—

Completion bonus, end of period	$1,977	$—	$1,977	$—

The following information summarizes the costs incurred with respect to the reorganization and other charges:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Reorganization costs	$1,789	$282	$3,022	$316
Completion bonus expenses	450	—	976	—
Other charges: accelerated depreciation	192	192	384	192

Total	$2,431	$474	$4,382	$508

The reorganization activities begun in 2009 are expected to continue into mid-2011. Total costs incurred since inception are $7,966. The increased customer demand on our factories in 2010 has required additional time to build inventory levels to allow movement of equipment. The project is still expected to conclude by mid-2011, and we are in the process of determining the expected charges remaining to be incurred.

(7)	Commitments and Contingencies

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(7)	Commitments and Contingencies (continued)

Company (“Metromedia”) on December 11, 1997, Metromedia agreed to partially indemnify Stanadyne and American Industrial Partners Capital Fund II, L.P. for certain environmental matters. The effect of this indemnification is to limit the Company’s financial exposure for known environmental issues.

The Company estimates and records the warranty liability associated with its manufactured products at the time they are sold. The changes in the Company’s warranty liability are provided below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Warranty liability, beginning of period	$851	$1,130	$867	$1,085
Warranty expense based on products sold	192	206	540	410
Warranty claims paid	(129)	(206)	(493)	(365)

Warranty liability, end of period	$914	$1,130	$914	$1,130

The Company’s warranty accrual is included as a component of accrued liabilities on the condensed consolidated balance sheets.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(8)	Redeemable Non-controlling Interest and Financial Instruments

The Company is funding expansion of manufacturing operations in SAPL through a combination of new debt and equity issuances completed in first quarter of 2010. SAPL issued additional common shares to Stanadyne and the non-controlling interest partners for net proceeds of $1.6 million and $0.6 million, respectively. As a result of this additional investment in SAPL, Stanadyne’s controlling share increased from 51.1% to 64.9%.

In March 2010, the Company entered into a put arrangement as part of an amendment to the SAPL Joint Venture Agreement with respect to the common securities that represent the 35.1% non-controlling interest. The non-controlling partners have an option to put their ownership interests to Stanadyne during a 90-day period beginning March 1, 2015. Due to the put option, the non-controlling interest is redeemable and does not qualify as permanent equity. As a result, this redeemable non-controlling interest is recorded in the mezzanine section of our condensed consolidated balance sheets and will be reported at estimated redemption value. At June 30, 2010, the redemption value was $0.8 million. Changes in the redemption value are charged to retained earnings if available or to additional paid-in capital. The recognition of the redemption value of these redeemable non-controlling interests was effected through an increase to redeemable non-controlling interests and a charge to additional paid-in capital.

(9)	Fair Value Measurements

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

The table below shows how the Company categorizes certain financial assets and liabilities based on the types of inputs used in valuation techniques for measuring fair value:

	Fair Value Measurements at June 30, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Money market funds	$20,599	$—	$—	$20,599

	$20,599	$—	$—	$20,599

Financial liabilities:
SAPL debenture embedded conversion option	$—	$—	$318	$318

	$—	$—	$318	$318

As described in Note 4, the SAPL debenture embedded conversion option is considered a derivative and is recorded at its fair value. The value of the option is calculated using the Monte Carlo simulation approach, which takes into account certain assumptions which include the discount yield, volatility and risk free rate, among others.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(9)	Fair Value Measurements (continued)

An unrealized gain, which is included in other income in the condensed consolidated statement of operations amounting to $24, was the only activity for Level 3 liabilities for the three and six months ended June 30, 2010.

As of December 31, 2009, financial assets consisted only of money market funds. As of December 31, 2009 the Company did not have any financial liabilities measured at fair value on a recurring basis.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(10)	Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	Holdings
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(1,604)	$(3,032)	$(3,697)	$(9,666)
Other comprehensive income (loss):
Foreign currency translation adjustments	(466)	1,224	(1,081)	1,301

Comprehensive loss	$(2,070)	$(1,808)	$(4,778)	$(8,365)

	Stanadyne
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$697	$(931)	$902	$(5,523)
Other comprehensive income (loss):
Foreign currency translation adjustments	(466)	1,225	(1,081)	1,302

Comprehensive income (loss)	$231	$294	$(179)	$(4,221)

(11)	Segments

The Company has one reportable segment. The Company manufactures its own proprietary products including fuel pumps for diesel and gasoline engines, injectors and filtration systems for diesel engines, and various non-proprietary products manufactured under contract for other companies. The Company’s proprietary products currently account for the majority of its sales.

(12)	Correction of an Accounting Error

As previously discussed in the Form 12b-25 filed on November 16, 2010, in connection with the preparation of the unaudited interim financial statements of Holdings and Stanadyne, as of June 30, 2010 and for the three- and six-month periods then ended, Holdings and Stanadyne identified that Stanadyne’s joint venture, SAPL had an error in the accounting for machinery and equipment purchases. We have determined that, through errors made in reconciling advances made for purchases of machinery and equipment, the we overstated construction in progress, which is included within property plant and equipment, net, and accounts payable by $883,000 for the period ended March 31, 2010. The error was due to certain advances made for purchases of machinery and equipment not being reconciled with invoices recorded, which began in the fourth quarter of 2009. These errors resulted in a corresponding understatement of net cash used in operating activities and an overstatement of net cash used in investing activities of $401,000, after considering the impact of a $150,000 corresponding error in periods prior to January 1, 2010, and other unrelated errors of $332,000. In addition to this error, we considered the impact of certain other unrelated immaterial errors.

We have conducted a materiality analysis and determined that the impact of these errors on the unaudited interim financial statements as of March 31, 2010 and for the three-month period then ended, and the audited financial statements as of December 31, 2009 and for the year then ended, is not material. We have also determined that the impact of correcting these errors in the three-months ended June 30, 2010 is not material to the unaudited interim financial statements as of June 30, 2010 and the three- and six-month periods then ended. We have corrected these errors by revising the unaudited interim financial statements as of March 31, 2010 and for the three month period then ended.

The effects of the correction of these errors on the Holdings condensed consolidated balance sheet as of March 31, 2010 follow:

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(12)	Correction of an Accounting Error (continued)

	As Previously Reported	Revisions	As Revised
Property, plant and equipment, net	$78,461	$(883)	$77,578
Total assets	373,045	(883)	372,162
Accounts payable	19,273	(883)	18,390
Accrued liabilities	18,248	100	18,348
Total current liabilities	42,290	(783)	41,507
Long-term debt, excluding current maturities	261,671	(66)	261,605
Other non-current liabilities	46,018	66	46,084
Total liabilities	361,340	(783)	360,557
Accumulated deficit	(35,886)	(100)	(35,986)
Total Stanadyne Holdings, Inc. stockholders’ equity	10,911	(100)	10,811
Total equity	10,911	(100)	10,811
Total liabilities and equity	373,045	(883)	372,162

The effects of the correction of these errors on the Holdings condensed consolidated statement of operations for the three-month period ended March 31, 2010 follow:

	As Previously Reported	Revisions	As Revised
Income tax expense	$257	$100	$357
Net loss	(2,232)	(100)	(2,332)
Net loss attributable to the stockholders of Stanadyne Holdings, Inc.	(1,993)	(100)	(2,093)

The effects of the correction of these errors on the Holdings condensed consolidated statement of cash flows for the three-month period ended March 31, 2010 follow:

	As Previously Reported	Revisions	As Revised
Cash flows from operating activities:
Net loss	$(2,232)	$(100)	$(2,332)
Changes in operating assets and liabilities	(10,226)	(301)	(10,527)
Net cash used in operating activities	(8,157)	(401)	(8,558)
Cash flows from investing activities:
Capital expenditures	(4,804)	401	(4,403)
Net cash used in investing activities	(4,804)	401	(4,403)

The effects of the correction of these errors on the Stanadyne condensed consolidated balance sheet as of March 31, 2010 follow:

	As Previously Reported	Revisions	As Revised
Property, plant and equipment, net	$78,461	$(883)	$77,578
Total assets	371,788	(883)	370,905
Accounts payable	19,273	(833)	18,390
Accrued liabilities	17,498	100	17,598
Total current liabilities	41,540	(783)	40,757
Long-term debt, excluding current maturities	161,671	(66)	161,605
Other non-current liabilities	46,018	66	46,084
Total liabilities	275,372	(783)	274,589
Additional paid-in capital *	102,194	(100)	102,094
Total Stanadyne Corporation stockholder’s equity	95,622	(100)	95,522

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(12)	Correction of an Accounting Error (continued)

	As Previously Reported	Revisions	As Revised
Total equity	95,622	(100)	95,522
Total liabilities and equity	371,788	(883)	370,905

*	Stanadyne paid Holdings a $6.0 million dividend during the first quarter of 2010 of which $100,000 is recorded as a reduction of additional paid-in capital after making the revision to the condensed consolidated statement of operations for the three-month period ended March 31, 2010.

The effects of the correction of these errors on the Stanadyne condensed consolidated statement of operations for the three-month period ended March 31, 2010 follow:

	As Previously Reported	Revisions	As Revised
Income tax expense	$1,040	$100	$1,140
Net income (loss)	66	(100)	(34)
Net income attributable to the stockholder of Stanadyne Corporation	305	(100)	205

The effects of the correction of these errors on the Stanadyne condensed consolidated statement of cash flows for the three-month period ended March 31, 2010 follow:

	As Previously Reported	Revisions	As Revised
Cash flows from operating activities:
Net income (loss)	$66	$(100)	$(34)
Changes in operating assets and liabilities	(6,555)	(301)	(6,856)
Net cash used in operating activities	(2,251)	(401)	(2,652)
Cash flows from investing activities:
Capital expenditures	(4,804)	401	(4,403)
Net cash used in investing activities	(4,804)	401	(4,403)

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Although our business has not returned to pre-recession levels experienced in 2008, sales in the second quarter of 2010 continued to increase on the favorable trend that began late last year. For the second quarter of 2010, demand for our fuel injection and filtration products from original equipment manufacturers (“OEMs”) and service customers increased by 15.6% from the first quarter of 2010.

Sales by Quarter

(dollars in millions)

	Q1	Q2	Q3	Q4	Total
2008	$73.3	$74.6	$66.0	$66.6	$280.5
2009	$40.3	$47.5	$46.4	$51.6	$185.8
2010	$55.2	$63.8

Sales by Category

(dollars in millions)

	OEM Sales	%	Service Sales	%	Total Sales	%
Second Quarter 2009	$24.0	50.5	$23.5	49.5	$47.5	100.0
Second Quarter 2010	35.0	54.9	28.8	45.1	63.8	100.0

Change	$11.0	46.1	$5.3	22.3	$16.3	34.3

Sales by Category

(dollars in millions)

	OEM Sales	%	Service Sales	%	Total Sales	%
Six months ended June 30, 2009	$43.6	49.6	$44.3	50.4	$87.9	100.0
Six months ended June 30, 2010	64.2	53.9	54.9	46.1	119.1	100.0

Change	$20.6	47.3	$10.6	24.0	$31.2	35.5

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

The year over year sales comparison is even more pronounced with sales in the second quarter of 2010 of $63.8 million, increasing $16.3 million or 34.3% when compared to sales for the same period of 2009. Sales to our OEM’s represented the largest portion of this increase, with second quarter 2010 sales 46.1% higher than in 2009. Sales to the service channels in the second quarter of 2010 also increased by 22.3% when compared to the second quarter of 2009. There were only a few exceptions to the second quarter sales increases, including most notably $2.4 million lower sales to General Engine Products, Inc. (“GEP”) due to declining demand for High Mobility Multi-Wheeled Vehicles (“HMMWV’s”) used by the military.

Operating income in the second quarter of 2010 improved to $6.2 million and 9.8% of sales, reflecting an increase of $2.5 million from operating income of $3.7 million and 7.8% in the second quarter of 2009. The higher year over year operating income resulted from a combination of additional earnings on higher levels of sales, cost reduction actions taken during the business downturn in 2009 that were partially maintained through the second quarter of 2010, and $1.4 million lower depreciation expense.

The realignment of the Company’s global manufacturing capacity initiated in the second quarter of 2009 continued in the first six months of 2010. Consolidation of the U.S.-based manufacturing activities continued on schedule, requiring $4.0 million in costs primarily for relocating equipment from the Windsor, Connecticut plant to other global locations and accrual of severance benefits to be paid to employees terminated as a result of this project. Likewise, the Company incurred $0.4 million in cost during the first six months of 2010 for start-up costs, including equipment relocation, training and salaries, related to the expanded operation in our Changshu, China and Chennai, India locations.

Liquidity remained sufficient in the second quarter of 2010, with cash on hand as of June 30, 2010 totaling $21.3 million and availability under the U.S.-based revolving credit facility of $21.5 million, of which $6.5 million was used for standby letters of credit.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Basis of Presentation

The following table displays unaudited information for the three- and six-month periods ended June 30, 2010 and 2009 for Holdings and Stanadyne. Amounts are presented in thousands of dollars and as a percentage of net sales. Historical results and percentage relationships are not necessarily indicative of the results that may be expected for any future period.

	Holdings
	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009		Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
	$	%	$	%	$	%	$	%
Net sales	63,843	100.0	47,520	100.0	119,072	100.0	87,861	100.0
Cost of goods sold	44,151	69.2	35,206	74.1	83,142	69.8	68,714	78.2
Gross profit	19,692	30.8	12,314	25.9	35,930	30.2	19,147	21.8
SG&A	12,461	19.5	7,610	16.0	22,178	18.6	15,211	17.3
Amortization of intangibles	812	1.3	809	1.7	1,624	1.4	1,625	1.8
Management fees	187	0.3	187	0.4	375	0.3	375	0.4
Operating income	6,232	9.8	3,708	7.8	11,753	9.9	1,936	2.2
Net loss attributable to Holdings	(1,604)	(2.5)	(3,032)	(6.4)	(3,697)	(3.1)	(9,666)	(11.0)

	Stanadyne
	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009		Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
	$	%	$	%	$	%	$	%
Net sales	63,843	100.0	47,520	100.0	119,072	100.0	87,861	100.0
Cost of goods sold	44,151	69.2	35,206	74.1	83,142	69.8	68,714	78.2
Gross profit	19,692	30.8	12,314	25.9	35,930	30.2	19,147	21.8
SG&A	12,447	19.5	7,590	16.0	22,148	18.6	15,181	17.3
Amortization of intangibles	812	1.3	809	1.7	1,624	1.4	1,625	1.8
Management fees	187	0.3	187	0.4	375	0.3	375	0.4
Operating income	6,246	9.8	3,728	7.8	11,783	9.9	1,966	2.2
Net income (loss) attributable to Stanadyne	697	1.1	(931)	(2.0)	902	0.8	(5,523)	(6.3)

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Comparison of Results of Operations

The Three Months Ended June 30, 2010 for Holdings and Stanadyne Compared to

The Three Months Ended June 30, 2009 for Holdings and Stanadyne

Net Sales. Sales in the second quarter of 2010 totaled $63.8 million and were $16.3 million or 34.3% more than sales of $47.5 million in the second quarter of 2009. Included in these sales was a favorable currency translation effect of less than 1.0%. The global economic recovery that began to positively influence our sales late last year continued in the second quarter of 2010. Sales to all of our customers, with only a few exceptions, were significantly higher in the second quarter of 2010 when compared to the same period last year. This trend was most apparent with our OEM customers, where sales increased by $11.0 million or 46.1%. Sales to the service markets also strengthened in the second quarter of 2010, reflecting an increase of $5.3 million or 22.3% from the second quarter of 2009.

Sales to OEM customers totaled $35.0 million and represented 54.9% of our second quarter 2010 revenues as compared to $24.0 million and 50.5% of our second quarter 2009 revenues. The largest single customer increase in second quarter OEM sales was $4.7 million for Deere and Company (“Deere”), due to continued recovery in end market demand in the agriculture and construction businesses. Sales to Cummins, Inc. were $2.1 million higher in the second quarter of 2010 as compared to the same period a year ago, reflecting increasing demand in the heavy duty truck, construction and power generation markets. Sales to other OEM customers including AGCO SISU POWER, Perkins Engines Co., Iveco S.p.A., and Caterpillar were all higher in the second quarter of 2010 when compared to the second quarter of 2009. An exception to the stronger second quarter 2010 OEM sales results was a $2.4 million decrease in sales to GEP due to declining demand for fuel pumps used on the HMMWV used by the U.S. military.

Sales to the service markets in the second quarter of 2010 totaled $28.8 million and 45.1% of total revenue as compared to $23.5 million and 49.5% of our second quarter 2009 revenue. Higher service demand in the second quarter of 2010 was most evident in increased sales to Deere ($5.9 million).

Sales in the second quarter of 2010, when compared to the same period a year ago, reflected increases in all of our major product lines including fuel pumps, diesel fuel filters and injectors, and Precision Components and Assembly (“PCA”) products.

Cost of Goods Sold and Gross Profit. Gross profit improved to $19.7 million and 30.8% of net sales in the second quarter of 2010, from $12.3 million and 25.9% of net sales in the second quarter of 2009. This $7.4 million increase in second quarter gross profit was due primarily to the significantly higher sales volumes in both the OEM and service markets that generated $7.8 million additional gross profit. Wage reductions made in 2009 were restored in May, 2010 resulting in an increase of $1.6 million in second quarter factory overhead costs when compared to the same period a year ago. Employee severance cost accrued in the second quarter of 2010 (related to the completion bonus to be paid to Windsor Connecticut employees that are terminated as a result of the consolidation of U.S. manufacturing operations) was $0.4 million more when compared to the same period a year ago. Depreciation expense was $1.4 million less in the second quarter of 2010 when compared to same period a year ago, as certain equipment acquired in 2004 was fully depreciated by mid-year 2009.

Selling, General and Administrative Expenses (“SG&A”). SG&A increased by $4.8 million to $12.4 million and 19.5% of net sales in the second quarter of 2010 from $7.6 million and 16.0% of second quarter sales in 2009. Salary reductions initiated last year were restored during the second quarter of 2010 which, combined with added expense accruals in accordance with the terms of the 2010 performance bonus plan, accounted for $1.9 million of the higher SG&A expense. Higher levels of business activity in 2010 drove increases in our second quarter costs for travel ($0.2 million) and freight on sales to customers ($0.4 million). Increased spending in our product engineering organization to support new customer and product development programs for diesel common rail and gasoline direct injection fuel systems resulted in $0.5 million higher costs in the second quarter of 2010 when compared to the second quarter of 2009. Unrealized losses on foreign denominated debt in our international subsidiaries totaled $0.6 million more in the second quarter of 2010 than the second quarter of 2009. Costs associated with the consolidation of our U.S. manufacturing operations totaled $1.7 million in the second quarter of 2010, reflecting the amounts paid for equipment relocation, training and salaries related to management of the reorganization process. Costs

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

associated with the expansion of our operations in China and India totaled approximately $0.2 million less in the second quarter of 2010 as compared to the second quarter of 2009.

Amortization of Intangible Assets. Amortization of intangible assets totaled $0.8 million in the second quarter of 2010 and was unchanged from the amount in the second quarter of 2009.

Operating Income. Operating income for the second quarter of 2010 totaled $6.2 million and 9.8% of net sales as compared to operating income of $3.7 million and 7.8% of net sales in the second quarter of 2009. This $2.5 million improvement in operating income resulted from $7.4 million higher gross profit driven primarily by significantly higher sales volumes, partially offset by a $4.9 million increase in our SG&A costs attributable to plant reorganization costs and increased spending in support of the recovering business levels.

Income tax expense (benefit). Income tax expense for Stanadyne in the second quarter of 2010 totaled $1.3 million and 82.7% of pre-tax income versus an income tax expense of $0.3 million and 29.1% of pre-tax loss in the second quarter of 2009. The effective income tax rates differ from the amount computed by applying the U.S. statutory rate of 35% to pre-tax income (loss) in 2010 and 2009 primarily because income tax provisions incurred in jurisdictions where Stanadyne generated income before income taxes were, due to valuation allowances, not significantly offset by income tax benefits in jurisdictions where Stanadyne incurred losses before income taxes.

Income tax expense for Holdings in the second quarter of 2010 totaled $0.5 million and 36.6% of pre-tax loss versus an income tax benefit of $0.6 million and 14.7% of pre-tax loss in the first six months of 2009. The effective income tax rates differ from the amount computed by applying the U.S. statutory rate of 35% to the pre-tax income (loss) in 2010 and 2009 primarily because income tax provisions incurred in jurisdictions where Holdings generated income before income taxes were, due to valuation allowances, not significantly offset by income tax benefits in jurisdictions where Holdings incurred losses before income taxes. Further, a percentage of Holdings interest expense is not deductible for income tax purposes.

Net Income (Loss). Net income for Stanadyne in the second quarter of 2010 totaled $0.7 million and 1.1% of net sales versus net loss of $0.9 million and 2.0% of net sales in the second quarter of 2009. The $1.6 million improvement in net income was due to a $2.5 million increase in operating income and a $0.2 million increase in net loss attributable to the non-controlling interest, offset by a $1.1 million increase in income tax expense.

Net loss for Holdings in the second quarter of 2010 totaled $1.6 million, reflecting $2.3 million less than the net income reported for Stanadyne, due to $3.1 million of additional interest expense on the Discount Notes, partially offset by $0.8 million of income tax benefits.

The Six Months Ended June 30, 2010 for Holdings and Stanadyne Compared to

The Six Months Ended June 30, 2009 for Holdings and Stanadyne

Net Sales. Net sales for the six months ended June 30, 2010 totaled $119.1 million and were $31.2 million or 35.5% more than sales of $87.9 million for the comparable period in 2009. Included in these sales was a favorable currency translation effect of less than 1.0%. The global economic recovery that began to positively influence our sales late last year continued in the first six months of 2010. Sales to all of our customers, with only a few exceptions, were significantly higher in the first six months of 2010 when compared to the same period last year. This trend was most apparent with our OEM customers, where sales increased by $20.6 million or 47.3%. Sales to the service markets also strengthened in the first six months of 2010, reflecting an increase of $10.6 million or 24.0% from the first six months of 2009.

Sales to OEM customers totaled $64.2 million and represented 53.9% of revenues for the first six months of 2010 compared to $43.6 million and 49.6% of revenues for the first six months of 2009. The largest single customer increase in the first six months of 2010 OEM sales was $7.7 million for Deere. Sales to Cummins, Inc. were $3.1 million higher in the first six months of 2010 as compared to the same period a year ago, reflecting increasing demand in the heavy duty truck, construction and power generation markets. Sales to other OEM customers including AGCO SISU POWER, Perkins Engines Co., Iveco S.p.A., and Caterpillar were all higher in the first six months of 2010 as compared to the same period a year ago. Sales of our high pressure gasoline pump to Daimler through the first six months of 2010 totaled $7.9 million and were relatively unchanged from the same period a year ago. This contract with Daimler ends in the fourth quarter of 2010. An exception to the stronger first six months of

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

2010 OEM sales results was a $2.8 million decrease in sales to GEP due to declining demand for fuel pumps used on the HMMWV used by the U.S. military.

Sales to the service markets in the first six months of 2010 totaled $54.9 million and 46.1% of total revenue as compared to $44.3 million and 50.4% in the first six months of 2009. Higher service demand in the first six months of 2010 was most evident in increased sales to Deere ($10.3 million) and to our central distributors ($3.0 million).

Sales in the first six months of 2010, when compared to the same period a year ago, reflected increases in all of our major product lines including diesel fuel pumps, filters, diesel fuel injectors, and Precision Components and Assembly (“PCA”) products.

Cost of Goods Sold and Gross Profit. Gross profit in the first six months of 2010 totaled $35.9 million and 30.2% of net sales compared to $19.1 million and 21.8% of net sales in the first six months of 2009. This $16.8 million increase in the first six months gross profit was due primarily to the significantly higher sales volumes in both the OEM and service markets that generated $16.0 million additional gross profit. Cost reduction actions taken during 2009, including wage reductions, were restored in May, 2010, resulting in an increase of $1.1 million in factory overhead costs in the first six months of 2010 when compared to the same period a year ago. Employee severance cost accrued in the first six months of 2010 (related to the completion bonus to be paid to Windsor Connecticut employees that are terminated as a result of the consolidation of U.S. manufacturing operations) was $0.9 million more when compared to the same period a year ago. Depreciation expense was $2.8 million less in the first six months of 2010 when compared to same period a year ago, as certain equipment acquired in 2004 was fully depreciated by mid-year 2009.

Selling, General and Administrative Expenses (“SG&A”). SG&A increased by $6.9 million to $22.1 million and 18.6% of net sales in the first six months of 2010, as compared to $15.2 million and 17.3% of net sales for the same period in 2009. Salary reductions initiated last year were restored during the first six months of this year which, combined with added expense accruals in accordance with the terms of the 2010 performance bonus plan, accounted for $1.9 million of the higher SG&A expense. Higher levels of business activity in 2010 drove increases in our first six months’ costs for travel ($0.4 million) and freight on sales to customers ($0.6 million). Increased spending in our product engineering organization to support new customer and product development programs for diesel common rail and gasoline direct injection fuel systems resulted in $0.8 million higher costs in the first six months of 2010 when compared to the first six months of 2009. Unrealized losses on foreign denominated debt in our international subsidiaries were $0.6 million more in the first six months of 2010 than the same period in 2009. Costs associated with the consolidation of our U.S. manufacturing operations totaled $2.7 million more in the first six months of 2010 as compared to the same period a year ago, reflecting the amounts paid for equipment relocation, training and salaries related to management of the reorganization process. Costs associated with the expansion of our operations in China and India totaled approximately $0.2 million less in the first six months of 2010 as compared to the same period a year ago.

Amortization of Intangible Assets. Amortization of intangible assets totaled $1.6 million through the first six months of 2010 and was unchanged from the amount in the first half of 2009.

Operating Income. Operating income for the first six months of 2010 totaled $11.8 million and 9.9% of net sales and was $9.8 million more than the $2.0 million and 2.2% of net sales in the first six months of 2009. This improvement in operating income resulted from $16.8 million higher gross profit driven primarily by significantly higher sales volumes, partially offset by a $7.0 million increase in our SG&A costs attributable to plant reorganization costs and increased spending in support of the recovering business levels.

Operating income for Holdings for the first six months of 2010 totaled $11.8 million, reflecting less than $0.1 million additional selling, general and administrative expenses.

Income tax expense (benefit). Income tax expense for Stanadyne in the first six months of 2010 totaled $2.5 million and 91.0% of pre-tax income versus an income tax benefit of $1.3 million and 18.4% of pre-tax loss in the first six months of 2009. The effective income tax rates differ from the amount computed by applying the U.S. statutory rate of 35% to pre-tax income (loss) in 2010 and 2009 primarily because income tax provisions incurred in jurisdictions where Stanadyne generated income before income taxes were, due to valuation allowances, not significantly offset by income tax benefits in jurisdictions where Stanadyne incurred losses before income taxes.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Income tax expense for Holdings in the first six months of 2010 totaled $0.9 million and 26.0% of pre-tax loss versus an income tax benefit of $2.9 million and 22.6% of pre-tax loss in the first six months of 2009. The effective income tax rates differ from the amount computed by applying the U.S. statutory rate of 35% to the pre-tax income (loss) in 2010 and 2009 primarily because income tax provisions incurred in jurisdictions where Holdings generated income before income taxes were, due to valuation allowances, not significantly offset by income tax benefits in jurisdictions where Holdings incurred losses before income taxes. Further, a percentage of Holdings’ interest expense is not deductible for income tax purposes.

Net (Loss) Income. Net income for Stanadyne in the first six months of 2010 totaled $0.9 million and 0.8% of net sales versus a net loss of $5.5 million and 6.3% of net sales in the first six months of 2009. The $6.4 million improvement in net income was due to a $9.8 million increase in operating income, $0.1 million lower interest expense on lower levels of debt and a $0.3 million increase in net loss attributable to the non-controlling interest, partially offset by a $3.8 million increase in income tax expense on higher taxable income.

Net loss for Holdings in the first six months of 2010 totaled $3.7 million and was $4.6 million less than the amount reported for Stanadyne due to $6.1 million of additional interest expense on the Discount Notes, partially offset by $1.6 million of income tax benefits. Net loss for Holdings in the first six months of 2009 totaled $9.7 million and was $4.2 million more than the net loss reported for Stanadyne due to $5.7 million of additional interest expense on the Discount Notes, partially offset by $1.5 million of income tax benefits.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents on hand, which totaled $21.3 million on June 30, 2010, and cash flows from operations. Cash equivalents as of June 30, 2010 represent commercial paper and certificates of deposit. Our revolving credit agreement with Wells Fargo Capital Finance, LLC (“U.S. Revolver”) provides for maximum borrowings of $30 million, based on Availability, as defined, and is secured by all Stanadyne and SIHC U.S.-based assets, as well as a pledge of 65% of Stanadyne’s stock in SpA, SAPL, and SCC. There were no amounts outstanding under the U.S. Revolver as of June 30, 2010, representing $21.5 million of available borrowing, of which $6.5 million was used to secure standby letters of credit. We occasionally utilize capital leasing and, for our foreign operations in China, Italy and India, maintain a combination of overdraft, working capital and term loan facilities with local financial institutions on an as-needed basis.

Indebtedness for Stanadyne as of June 30, 2010 totaled $167.4 million and was comprised of $160.0 million of Notes, $3.5 million in foreign overdraft and revolving credit facilities, $1.4 million of SAPL debentures and $2.5 million in foreign term loans. There were no borrowings under the U.S. Revolver. Unless the availability of funds under the U.S. Revolver is less than $4.0 million, this credit facility is not subject to financial covenants.

Indebtedness for Holdings as of June 30, 2010 totaled $267.4 million, comprised of the same debt balances as Stanadyne, plus an additional $100.0 million of Discount Notes. The Discount Notes accreted to their full face value in August 2009. The 12% coupon is payable semi-annually and the first payment was made in February 2010, utilizing the proceeds of a $6.0 million dividend from Stanadyne in the first quarter of 2010. This dividend from Stanadyne to Holdings was in compliance with the terms of the U.S. Revolver and the indenture governing the Notes.

Holdings has failed to comply with the reporting covenant contained in the indenture governing the Senior Discount Notes, and Stanadyne has failed to comply with the reporting covenant contained in the indenture governing the Notes insofar as the Company did not, within the time period specified in the SEC’s rules and regulations, file with the SEC or furnish to the bondholders the Company’s Quarterly Reports on Form 10-Q for the interim periods ended June 30, 2010 and September 30, 2010. The delay in the filing of these reports for each of Holdings and Stanadyne is due to (1) the time required to complete the restatements of the Company’s financial reports included in the 2009 Form 10-K and (2) the correction of accounting errors as described in Note 12. As a result, the trustee or holders of at least 25% of the aggregate principal amount of the notes under either of the indentures may notify Stanadyne or Holdings, as applicable, of its failure to comply with the reporting covenant of the applicable indenture, in which case Stanadyne or Holdings, as applicable, will have 60 days in which to cure such failure. No such notice has been received through the date of this filing, and the Company intends to file the Quarterly Report on Form 10-Q for the interim period ended September 30, 2010 before December 31, 2010.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Cash Flows from Operating Activities. Stanadyne’s cash flows from operating activities generated $7.0 million in cash during the six months ended June 30, 2010 as compared to $4.3 million cash consumed during the same period of 2009. Increased operating profit on higher business levels in the first six months of 2010 was partially offset by lower cash requirements for working capital accounts. Changes in asset and liability accounts, primarily working capital accounts, required $6.9 million less cash in the first six months of 2010 versus the comparable period in 2009. The significant changes to our working capital accounts were as follows:

•

Negative cash flows from changes in accounts receivable were $13.0 million greater in the first six months of 2010, as customer receivables increased proportionately with the higher levels of sales in the first six months of 2010 as compared to the same period in 2009.

•

Negative cash flows from changes in inventory levels required $6.5 million more cash in the first six months of 2010 as compared to the first six months of 2009. As our business activity recovered from the recessionary levels in 2009, inventory increased in the first six months of 2010, resulting in $5.8 million of negative cash flow. We continue to target higher inventory turnover and more efficient use of inventory in a lean manufacturing operation. The consolidation of our North American operations involves relocation of the entire Windsor, Connecticut manufacturing activity. This process will require temporary increases in inventory in 2010 in order to meet customer delivery schedules while we move equipment to a different location.

•

Positive cash flows from changes in accounts payable balances required $13.0 million less cash in the first six months of 2010 than the same period in 2009. Accounts payable balances increased proportionately with the higher levels of business in the first six months of 2010, reflecting the reverse situation experienced in the first six months of 2009 when accounts payable balances were declining on reduced business levels.

•

Cash flows from changes in accrued liabilities and other non-current assets and liabilities in the first six months of 2010 consumed $13.1 million more cash than in the comparable period of 2009. This difference in year over year first six month cash flows was due primarily to differences in timing of disbursements between the two periods, including the disbursement of the performance bonus payments in the first six months of 2009 with no like payments in the first six months of 2010.

•	Cash flows from operating activities for Holdings for the first six months of 2010 were substantially the same as the amounts reported for Stanadyne.

Cash Flows from Investing Activities. Cash flows from investing activities for the first six months of 2010 were limited to $8.7 million in capital expenditures in the first six months of 2010 and were $4.6 million more than the $4.1 million in capital expenditures in the first six month of 2009. The higher level of capital expenditures in the first six months of 2010 includes $5.6 million of equipment and leasehold improvements for the expansion of our manufacturing operations in India. The expanded operations in India will support the manufacture of diesel fuel pumps for local customers and components for our assembly plants in the U.S. The balance of the capital expenditures in the first six months of 2010 reflected necessary investments in equipment to support our global operations in the U.S., China, and Italy.

Cash Flows from Financing Activities. Cash flows from financing activities for the Company in the first six months of 2010 consumed $2.2 million in cash compared to $9.7 million of cash consumed by financing activities in the first six months of 2009.

There were no cash flows from financing activities in our U.S. based operations in the first six months of 2010, except a dividend from Stanadyne to Holdings of $6.0 million made in the first quarter of 2010.

Cash flows from financing activities in our foreign operations in the first six months of 2010 included $1.6 million of cash proceeds from the issuance of debentures by SAPL to the joint venture minority partners. The debentures pay 11% interest annually and are compulsorily convertible to shares of common equity in SAPL in 2020. The proceeds of the debentures were used to partially fund the acquisition of equipment and working capital to support the expansion of manufacturing operations in SAPL. Cash flows from financing activities in SAPL during the first six months of 2010 included cash proceeds of $0.5 million from additional common equity investment from the minority interest partners, as well as $1.7 million of net proceeds from term loans and overdraft facilities and payments of capital lease obligations totaling $0.2 million. Cash flows from financing activities in SpA included a $0.3 million increase in overdraft borrowings to finance working capital requirements and payments of capital lease obligations totaling $0.2 million.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Cash flows from financing activities for Holdings in the first six months of 2010 included the amounts reported for Stanadyne as well as $0.1 million for the net cash consumed for the repurchase of shares of common stock from former management shareholders.

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

Higher returns on invested Pension Plan assets in 2009 helped increase the value to $69.2 million at December 31, 2009 from $54.6 million at December 31, 2008. The Company contributed $1.5 million to the Pension Plan during the first six months of 2010 and expects the minimum required contributions to the Pension Plan to total approximately $5.3 million in 2010. The Company contributed $0.5 million to the Pension Plan in the first six months of 2009 and $2.4 million for the full year of 2009.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

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

•

the impact of the material weaknesses in our internal control over financial reporting on our ability to report our financial condition and results of operations accurately or on a timely basis, including with respect to our delay in providing timely reports under our indentures;

•	the impact of the accounting errors described in this report;

•	loss or adverse change in our relationship with our material customers;

•	changes in the performance or growth of our customers;

•	increased competition and pricing pressures in our existing and future markets;

•	changes in the price and availability of raw materials, particularly steel and aluminum;

•	risks associated with international operations;

•	the loss of key members of management;

•	risk that our intellectual property may be misappropriated;

•	loss of any of our key manufacturing facilities;

•	adverse state or federal legislative or regulatory developments or litigation or other disputes;

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

Interest Rate Risk. The carrying values of Stanadyne’s revolving credit lines and term loans approximate fair value. The term loans are primarily LIBOR-based borrowings and are re-priced every one to three months. A 10% change in the interest rate on the term loans would have changed the recorded interest expense for the first six months of 2010 by less than $0.1 million. The Notes and Discount Notes bear interest at a fixed rate and, therefore, are not sensitive to interest rate fluctuation. The fair value of Stanadyne’s $160.0 million in Notes based on bid prices on June 30, 2010 was $148.4 million. The fair value of Holdings’ Discount Notes based on bid prices at June 30, 2010 was $76.1 million.

Foreign Currency Risk. The Company has operating subsidiaries in China, Italy, and India and therefore is exposed to changes in foreign currency exchange rates. Changes in exchange rates may positively or negatively affect the Company’s sales, gross margins, and retained earnings. However, historically, these locations have contributed less than 15% of the Company’s net sales, with most of these sales attributable to the Italian subsidiary. The Company also sells its products from the United States to foreign customers for payment in foreign currencies as well as U.S. dollars. Foreign currency exchange for the six months ended June 30, 2010 and 2009 were net gains of $0.3 million and net losses of $0.2 million, respectively. The Company does not hedge against foreign currency risk.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

ITEM 4T:	CONTROLS AND PROCEDURES

Restatement and Revision

(a) Background

In connection with the preparation of the consolidated financial statements of Holdings and Stanadyne for the fiscal year ended December 31, 2009, certain errors were identified that affected the Company’s reported results for the fiscal years ended December 31, 2004 through 2008 as well as the first three quarters of 2008 and 2009. The errors, which are more fully described in Note 3 to our Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2009 filed on June 21, 2010, primarily related to the following:

•	The use of an incorrect base year index when calculating LIFO liquidation adjustments in 2006, 2007 and 2008.

•

The use of inaccurate participant information in the calculation of the curtailment gain associated with freezing benefits covered by our pension plan in 2007 and inaccurate surviving beneficiary information used to calculate our periodic pension expense in 2008.

•	The misclassification of our accrued pension liability and amounts recoverable from our workers’ compensation insurance carrier.

•	The failure to calculate and record the foreign currency translation effect related to goodwill associated with SpA since 2004.

•	The use of an incorrect method to amortize deferred debt origination costs since 2004.

•	The recording of certain 2006 and 2007 sales in the incorrect year affecting 2006, 2007 and 2008 sales.

•

The use of an incorrect rate for calculating state deferred income taxes in connection with the Stanadyne purchase price allocation in 2004 and in subsequent periods for determining deferred income taxes.

•	The failure to record a valuation allowance on deferred income tax assets related to SpA in 2007.

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

Subsequently, in connection with the preparation of the unaudited interim financial statements of Holdings and Stanadyne, as of June 30, 2010 and for the three- and six-month periods then ended, the Company identified that Stanadyne’s subsidiary, SAPL had errors in the accounting for capital expenditures. The errors, which are more fully described in Note 12 in Item 1 of this Quarterly Report, were the result of certain advances made for purchases of machinery and equipment not being reconciled with invoices recorded. The Company has corrected these errors by revising the condensed consolidated balance sheets and statements of cash flows as of March 31, 2010 and for the three month period then ended, within this Quarterly Report on Form 10-Q.

(b) Evaluation of disclosure controls and procedures

Holdings

Our management, including the President and Chief Financial Officer, has evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of the period covered by this report. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and including that such information is accumulated and communicated to management, including the President and Chief Financial Officer of Holdings, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation and in connection therewith, the restatement of previously issued financial statements, the revision of the condensed consolidated balance sheets and statements of cash flows and the identification of material weaknesses associated with both the restatement and revision in internal control over financial reporting, which are both described below, the President and Chief Financial Officer of Holdings have concluded that Holdings’ disclosure controls and procedures were not effective as of June 30, 2010.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

In light of the material weaknesses described below, Holdings performed additional analysis and other procedures to ensure that Holdings’ condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles and accurately reflect the results for the three and six months ended June 30, 2010. As a result, notwithstanding the material weaknesses discussed below, management concluded that the condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects Holdings’ financial position, results of operations and cash flows for the three and six months ended June 30, 2010.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Holdings’ annual or interim financial statements will not be prevented or detected on a timely basis.

Holdings did not maintain effective controls to ensure completeness, existence, valuation and appropriate presentation and disclosure over certain accounts described below, which led to the misstatement of its financial statements and related financial disclosures for the years ended December 31, 2008 and 2007 and for the first three quarters of 2009 and 2008 and to the revision to its condensed consolidated balance sheets and statements of cash flows for the three months ended March 31, 2010, as further described below.

•

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

•

Management has concluded that (a) Holdings’ subsidiary SAPL lacks adequate controls regarding the preparation and review of account activities related to capital expenditures and (b) Holdings lacks adequate controls regarding the monitoring of capital expenditure activity at SAPL. Collectively, these factors resulted in errors impacting several accounts including construction in progress (a component of property, plant and equipment) and accounts payable as reported on our consolidated balance sheets, as well as net cash provided by operating activities and net cash used in investing activities as reported on our consolidated statements of cash flows. Because these control deficiencies could result in misstatements of the aforementioned accounts or other accounts not noted and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected, management has determined that these control deficiencies constitute a material weakness.

Stanadyne

Our management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of the period covered by this report. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act ) include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and including that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Stanadyne, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation and in connection therewith, the restatement of previously

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

issued financial statements, the revision of the condensed consolidated balance sheets and statements of cash flows and the identification of material weaknesses associated with both the restatement and revision in internal control over financial reporting, which are both described below, the Chief Executive Officer and Chief Financial Officer of Stanadyne have concluded that Stanadyne’s disclosure controls and procedures were not effective as of June 30, 2010.

In light of the material weaknesses described below, Stanadyne performed additional analysis and other procedures to ensure that Stanadyne’s condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles and accurately reflect the results for the three and six months ended June 30, 2010. As a result, notwithstanding the material weaknesses discussed below, management concluded that the condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects Stanadyne’s financial position, results of operations and cash flows for the three and six months ended June 30, 2010.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Stanadyne’s annual or interim financial statements will not be prevented or detected on a timely basis.

Stanadyne did not maintain effective controls to ensure completeness, existence, valuation and appropriate presentation and disclosure over certain accounts described below, which led to the misstatement of its financial statements and related financial disclosures for the years ended December 31, 2008 and 2007 and for the first three quarters of 2009 and 2008 and to the revision to its condensed consolidated balance sheets and statements of cash flows for the three months ended March 31, 2010, as further described below.

•

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

•

Management has concluded that (a) Stanadyne’s subsidiary SAPL lacks adequate controls regarding the preparation and review of account activities related to capital expenditures and (b) Stanadyne lacks adequate controls regarding the monitoring of capital expenditure activity at SAPL. Collectively, these factors resulted in errors impacting several accounts including construction in progress (a component of property, plant and equipment) and accounts payable as reported on our consolidated balance sheets, as well as net cash provided by operating activities and net cash used in investing activities as reported on our consolidated statements of cash flows. Because these control deficiencies could result in misstatements of the aforementioned accounts or other accounts not noted and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected, management has determined that these control deficiencies constitute a material weakness.

(c) Changes in internal controls

There were no changes in internal control over financial reporting that occurred during the second quarter that materially affected, or are reasonably likely to affect, Holdings’ internal control over financial reporting.

There were no changes in internal control over financial reporting that occurred during the second quarter that materially affected, or are reasonably likely to affect, Stanadyne’s internal control over financial reporting.

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

We have revised the condensed consolidated balance sheets and statements of cash flows as of March 31, 2010 and for the three month period then ended within this Quarterly Report on Form 10-Q for the interim period ended June 30, 2010 in Note 12 in Item 1 for the SAPL errors in accounting for capital expenditures.

As of the date of the filing of this Form 10-Q, Holdings and Stanadyne had not completed the remediation of the material weaknesses. However, we have begun to implement improvements in our internal control over financial reporting for both Holdings and Stanadyne to address the material weaknesses described above. These improvements include the following:

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

•	We will revise financial reporting policies and enhance procedures and processes involving the affected accounts at SAPL in addition to enacting more stringent thresholds for management review.

•	The accounting department at SAPL will change its practices concerning the preparation and review of account activities related to capital expenditures.

We plan to test the effectiveness of these improvements in our internal control over financial reporting during the remainder  of 2010, depending on the frequency or occurrence of the matters addressed by the revised controls.

PART II: OTHER INFORMATION

ITEM 1A:	RISK FACTORS

The discussion and analysis of our financial condition, results of operations and cash flows for the three and six months ended June 30, 2010 should be read in conjunction with the risk factors contained in Part I – Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 as well as the additional risk factors described below:

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

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

Holdings has failed to comply with the reporting covenant contained in the indenture governing the Senior Discount Notes, and Stanadyne has failed to comply with the reporting covenant contained in the indenture governing the Notes insofar as the Company did not, within the time period specified in the SEC’s rules and regulations, file with the SEC or furnish to the noteholders the Company’s Quarterly Reports on Form 10-Q for the interim period ended September 30,2010. The delay in the filing of this report for each of Holdings and Stanadyne is due to the restatement and revision described in this report. As a result, the trustee or holders of at least 25% of the aggregate principal amount of the notes under either of the indentures may notify Stanadyne or Holdings, as applicable, of its failure to comply with the reporting covenant of the applicable indenture, in which case Stanadyne or Holdings, as applicable, will have 60 days in which to cure such failure. While the Company has not received any such notice from the trustee or the requisite noteholders as of the date of this filing, there can be no assurance that the Company will not receive such notice or that, if the Company does receive such notice, that the Company will be able to file its Quarterly Report on Form 10-Q for the interim period ended September 30, 2010 within 60 days of receipt of such notice.

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

Stanadyne Holdings, Inc.
(Registrant)

Date: December 16, 2010	/s/ Stephen S. Langin
Stephen S. Langin
Chief Financial Officer

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stanadyne Corporation
(Registrant)

Date: December 16, 2010	/s/ Stephen S. Langin
Stephen S. Langin
Vice President and Chief Financial Officer

EXHIBIT INDEX:

31.1	Certification of President of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.3	Certification of Chief Executive Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of President and Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Chief Executive Officer and Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002