Form 10-Q
period 2010-09-30
STANADYNE CORP; Stanadyne Holdings, Inc.
filed 2010-12-28
CIK 1053439, 1323274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of the registrant’s common stock (only one class for each registrant) outstanding as of September 30, 2010:

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except per share data)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$8,156	$24,918
Accounts receivable, net of allowance for uncollectible accounts of $226 and $317 as of September 30, 2010 and December 31, 2009, respectively	40,532	28,360
Inventories, net	30,872	24,555
Prepaid expenses and other assets	2,087	2,766
Deferred income taxes	1,272	1,590

Total current assets	82,919	82,189
Property, plant and equipment, net	79,709	78,860
Goodwill	136,705	136,705
Intangible and other assets, net	77,803	81,074

Total assets	$377,136	$378,828

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$24,975	$16,705
Accrued liabilities	19,988	23,621
Current maturities of long-term debt	7,272	4,336
Current portion of capital lease obligations	348	601

Total current liabilities	52,583	45,263
Long-term debt, excluding current maturities	264,128	260,323
Deferred income taxes	8,845	9,800
Capital lease obligations, excluding current portion	1,407	2,237
Other non-current liabilities	41,250	47,168

Total liabilities	368,213	364,791

Commitments and contingencies
Redeemable non-controlling interest	794	—
Equity:
Stanadyne Holdings, Inc. stockholders’ equity:
Common stock, par value $.01, 150,000,000 authorized shares, 106,505,081 issued shares, and 105,615,081 and 105,815,081 outstanding shares as of September 30, 2010 and December 31, 2009, respectively	1,065	1,065
Additional paid-in capital	52,973	54,285
Accumulated other comprehensive loss	(6,751)	(5,957)
Accumulated deficit	(38,507)	(33,893)
Treasury stock, at cost, 890,000 and 690,000 shares as of September 30, 2010 and December 31, 2009, respectively	(651)	(557)

Total Stanadyne Holdings, Inc. stockholders’ equity	8,129	14,943
Non-controlling interest	—	(906)

Total equity	8,129	14,037

Total liabilities and equity	$377,136	$378,828

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
Net sales	$69,024	$46,434
Cost of goods sold	48,398	33,348

Gross profit	20,626	13,086
Selling, general and administrative expenses	11,865	8,314
Amortization of intangible assets	778	812
Management fees	188	187

Operating income	7,795	3,773
Interest expense	7,776	7,468
Other income	(71)	—

Income (loss) from operations before income tax expense (benefit)	90	(3,695)
Income tax expense (benefit)	587	(350)

Net loss	(497)	(3,345)
Less: net loss attributable to non-controlling interest	224	276

Net loss attributable to the stockholders of Stanadyne Holdings, Inc.	$(273)	$(3,069)

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Net sales	$188,096	$134,295
Cost of goods sold	131,540	102,062

Gross profit	56,556	32,233
Selling, general and administrative expenses	34,043	23,525
Amortization of intangible assets	2,402	2,437
Management fees	563	562

Operating income	19,548	5,709
Interest expense	23,010	22,303
Other income	(95)	—

Loss from operations before income tax expense (benefit)	(3,367)	(16,594)
Income tax expense (benefit)	1,486	(3,261)

Net loss	(4,853)	(13,333)
Less: net loss attributable to non-controlling interest	883	598

Net loss attributable to the stockholders of Stanadyne Holdings, Inc.	$(3,970)	$(12,735)

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Cash flows from operating activities:
Net loss	$(4,853)	$(13,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,460	15,575
Amortization of debt discount and deferred financing fees	1,271	8,389
Stock-based compensation expense	37	47
Deferred income taxes	(297)	(4,738)
Loss on disposal of property, plant and equipment	9	21
Changes in operating assets and liabilities	(18,776)	(10,599)

Net cash used in operating activities	(11,149)	(4,638)

Cash flows from investing activities:
Capital expenditures	(13,448)	(5,755)

Net cash used in investing activities	(13,448)	(5,755)

Cash flows from financing activities:
Payments on U.S. term loans	—	(15,000)
Proceeds from foreign term loans	3,916	—
Payments on foreign term loans	—	(76)
Proceeds from foreign overdraft facilities	2,148	141
Proceeds from issuance of debt to non-controlling interest	1,627	—
Proceeds from investment by non-controlling interest	542	—
Payments on capital lease obligations	(600)	(318)
Purchase of treasury stock	(94)	(223)
Payments of debt issuance cost	(31)	(1,175)

Net cash provided by (used in) financing activities	7,508	(16,651)

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(17,089)	(27,044)
Effect of exchange rate changes on cash	327	31
Cash and cash equivalents at beginning of period	24,918	49,010

Cash and cash equivalents at end of period	$8,156	$21,997

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:

During the nine months ended September 30, 2010 and 2009, Stanadyne Corporation entered into capital leases for new equipment resulting in capital lease obligations of $147 and $536, respectively.

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except per share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Total Stockholders’	Non- controlling	Total
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Equity	Interest	Equity
December 31, 2008	106,505,081	$1,065	$54,222	$(12,797)	$(11,073)	477,500	$(335)	$31,082	$41	$31,123
Purchase of treasury stock, at cost						212,500	(222)	(222)		(222)
Stock compensation expense			16					16		16
Comprehensive income (loss):
Net loss					(6,634)			(6,634)	(116)	(6,750)
Foreign currency translation adjustment				77				77	16	93

March 31, 2009	106,505,081	1,065	54,238	(12,720)	(17,707)	690,000	(557)	24,319	(59)	24,260
Stock compensation expense			16					16		16
Comprehensive income (loss):
Net loss					(3,032)			(3,032)	(206)	(3,238)
Foreign currency translation adjustment				1,224				1,224	(52)	1,172

June 30, 2009	106,505,081	$1,065	$54,254	$(11,496)	$(20,739)	690,000	$(557)	$22,527	$(317)	$22,210
Stock compensation expense			15					15		15
Comprehensive income (loss):
Net loss					(3,069)			(3,069)	(276)	(3,345)
Foreign currency translation adjustment				351				351	28	379

September 30, 2009	106,505,081	$1,065	$54,269	$(11,145)	$(23,808)	690,000	$(557)	$19,824	(565)	$19,259

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except per share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Total Stockholders’	Non- controlling	Total
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Equity	Interest	Equity
December 31, 2009	106,505,081	$1,065	$54,285	$(5,957)	$(33,893)	690,000	$(557)	$14,943	$(906)	$14,037
Purchase of treasury stock, at cost						200,000	(94)	(94)		(94)
Stock compensation expense			19					19		19
Partner investment in SAPL									542	542
Activity attributable to redeemable non-controlling interest			(1,349)					(1,349)	578	(771)
Comprehensive income (loss):
Net loss					(2,093)			(2,093)	(239)	(2,332)
Foreign currency translation adjustment				(615)				(615)	25	(590)

March 31, 2010	106,505,081	1,065	52,955	(6,572)	(35,986)	890,000	(651)	10,811	—	10,811
Adjustment of the redeemable non-controlling interest to redemption value					(420)			(420)		(420)
Stock compensation expense			18					18		18
Comprehensive income (loss):
Net loss					(1,604)			(1,604)		(1,604)
Foreign currency translation adjustment				(466)				(466)		(466)

June 30, 2010	106,505,081	1,065	52,973	(7,038)	(38,010)	890,000	(651)	8,339	—	8,339
Adjustment of the redeemable non-controlling interest to redemption value					(224)			(224)		(224)
Comprehensive income:
Net loss					(273)			(273)		(273)
Foreign currency translation adjustment				287				287		287

September 30, 2010	106,505,081	$1,065	$52,973	$(6,751)	$(38,507)	890,000	$(651)	$8,129	$—	$8,129

See notes to condensed consolidated financial statement

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except per share data)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$8,155	$24,917
Accounts receivable, net of allowance for uncollectible accounts of $226 as of September 30, 2010 and $317 as of December 31, 2009	40,532	28,360
Inventories, net	30,872	24,555
Prepaid expenses and other assets	2,121	2,766
Deferred income taxes	1,316	1,590

Total current assets	82,996	82,188
Property, plant and equipment, net	79,709	78,860
Goodwill	136,705	136,705
Intangible and other assets, net	76,665	79,741

Total assets	$376,075	$377,494

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$24,975	$16,706
Accrued liabilities	20,847	19,077
Current maturities of long-term debt	7,272	4,335
Current portion of capital lease obligations	348	601

Total current liabilities	53,442	40,719
Long-term debt, excluding current maturities	164,128	160,323
Deferred income taxes	21,742	22,644
Capital lease obligations, excluding current portion	1,407	2,237
Other non-current liabilities	41,250	47,168
Due to Stanadyne Holdings, Inc.	1,921	2,028

Total liabilities	283,890	275,119

Commitments and Contingencies
Redeemable non-controlling interest	794	—
Equity:
Stanadyne Corporation stockholder’s equity:
Common stock, par value $.01, authorized 10,000 shares, issued and outstanding 1,000 shares	—	—
Additional paid-in capital	97,674	105,000
Accumulated other comprehensive loss	(6,751)	(5,957)
Retained earnings	468	4,238

Total Stanadyne Corporation stockholder’s equity	91,391	103,281
Non-controlling interest	—	(906)

Total equity	91,391	102,375

Total liabilities and equity	$376,075	$377,494

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
Net sales	$69,024	$46,434
Cost of goods sold	48,398	33,348

Gross profit	20,626	13,086
Selling, general and administrative expenses	11,869	8,299
Amortization of intangible assets	778	812
Management fees	188	187

Operating income	7,791	3,788
Interest expense	4,711	4,486
Other income	(71)	—

Income (loss) from operations before income tax expense	3,151	(698)
Income tax expense	1,380	492

Net income (loss)	1,771	(1,190)
Less: net loss attributable to non-controlling interest	224	276

Net income (loss) attributable to the stockholder of Stanadyne Corporation	$1,995	$(914)

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Net sales	$188,096	$134,295
Cost of goods sold	131,540	102,062

Gross profit	56,556	32,233
Selling, general and administrative expenses	34,017	23,480
Amortization of intangible assets	2,402	2,437
Management fees	563	562

Operating income	19,574	5,754
Interest expense	13,814	13,615
Other income	(95)	—

Income (loss) from operations before income tax expense (benefit)	5,855	(7,861)
Income tax expense (benefit)	3,841	(826)

Net income (loss)	2,014	(7,035)
Less: net loss attributable to non-controlling interest	883	598

Net income (loss) attributable to the stockholder of Stanadyne Corporation	$2,897	$(6,437)

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Cash flows from operating activities:
Net income (loss)	$2,014	$(7,035)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,460	15,575
Amortization of debt discount and deferred financing fees	1,075	1,234
Deferred income taxes	(288)	(2,419)
Loss on disposal of property, plant and equipment	9	21
Changes in operating assets and liabilities	(13,513)	(12,071)

Net cash provided by (used in) operating activities	757	(4,695)

Cash flows from investing activities:
Capital expenditures	(13,448)	(5,755)

Net cash used in investing activities	(13,448)	(5,755)

Cash flows from financing activities:
Payment on U.S. term loans	—	(15,000)
Proceeds from foreign term loans	3,916	—
Payments on foreign term loans	—	(76)
Proceeds from foreign overdraft facilities	2,148	141
Dividends paid to Stanadyne Holdings, Inc.	(12,000)	—
Proceeds from issuance of debt to non-controlling interest	1,627	—
Proceeds from investment by non-controlling interest	542	—
Payments on capital lease obligations	(600)	(318)
Payments of debt issuance costs	(31)	(1,175)

Net cash used in financing activities	(4,398)	(16,428)

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(17,089)	(26,878)
Effect of exchange rate changes on cash	327	30
Cash and cash equivalents at beginning of period	24,917	48,844

Cash and cash equivalents at end of period	$8,155	$21,996

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:

During the nine months ended September 30, 2010 and 2009, Stanadyne Corporation entered into capital leases for new equipment resulting in capital lease obligations of $147 and $536, respectively.

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDER’S EQUITY

(UNAUDITED)

(in thousands, except per share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Stockholders’	Non- controlling	Total
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity	Interest	Equity
December 31, 2008	1,000	$—	$105,000	$(12,797)	$18,551	$110,754	$41	$110,795
Comprehensive income (loss):
Net loss					(4,592)	(4,592)	(116)	(4,708)
Foreign currency translation adjustment				77		77	16	93

March 31, 2009	1,000	—	105,000	(12,720)	13,959	106,239	(59)	106,180
Comprehensive income (loss):
Net loss					(931)	(931)	(206)	(1,137)
Foreign currency translation adjustment				1,225		1,225	(52)	1,173

June 30, 2009	1,000	—	105,000	(11,495)	13,028	106,533	(317)	106,216
Comprehensive income (loss):
Net loss					(914)	(914)	(276)	(1,190)
Foreign currency translation adjustment				351		351	28	379

September 30, 2009	1,000	$—	$105,000	$(11,144)	$12,114	$105,970	$(565)	$105,405

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDER’S EQUITY

(UNAUDITED)

(in thousands, except per share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Stockholders’	Non- controlling	Total
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity	Interest	Equity
December 31, 2009	1,000	$—	$105,000	$(5,957)	$4,238	$103,281	$(906)	$102,375
Partner investment in SAPL							542	542
Dividend to Stanadyne Holdings, Inc.			(1,557)		(4,443)	(6,000)		(6,000)
Activity attributable to redeemable non-controlling interest			(1,349)			(1,349)	578	(771)
Comprehensive income (loss):
Net income (loss)					205	205	(239)	(34)
Foreign currency translation adjustment				(615)		(615)	25	(590)

March 31, 2010	1,000	—	102,094	(6,572)	—	95,522	—	95,522
Adjustment of the redeemable non-controlling interest to redemption value					(420)	(420)		(420)
Comprehensive income (loss):
Net income					697	697		697
Foreign currency translation adjustment				(466)		(466)		(466)

June 30, 2010	1,000	—	102,094	(7,038)	277	95,333	—	95,333
Dividend to Stanadyne Holdings, Inc.			(4,420)		(1,580)	(6,000)		(6,000)
Adjustment of the redeemable non-controlling interest to redemption value					(224)	(224)		(224)
Comprehensive income (loss):
Net income					1,995	1,995		1,995
Foreign currency translation adjustment				287		287		287

September 30, 2010	1,000	$—	$97,674	$(6,751)	$468	$91,391	$—	$91,391

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

Income Tax Accounting. The Company has computed its provision for income taxes based on the actual tax rate for the three and nine month periods ended September 30, 2010 by applying the discrete method, as the Company determined that small changes in estimated income would result in significant changes in the estimated annual effective tax rate and therefore applying an estimate of the annual effective tax rate would not provide a reliable estimate for interim reporting periods.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(1)	Business, Organization and Significant Accounting Policies (continued)

The following table summarizes information about 2004 Equity Incentive Plan for the three and nine month periods ended September 30, 2010:

	Three Months Ended September 30, 2010
	Outstanding		Exercisable
	Stock Options	Weighted Average Exercise Price *	Stock Options	Weighted Average Exercise Price *
July 1, 2010	12,403,750	$0.51	3,046,250	$0.47
Exercised	—	—	—	—
Cancelled	—	—	—	—
Granted	2,575,000	0.47	—	—

September 30, 2010	14,978,750	$0.51	3,046,250	$0.47

	Nine Months Ended September 30, 2010
	Outstanding		Exercisable
	Stock Options	Weighted Average Exercise Price *	Stock Options	Weighted Average Exercise Price *
January 1, 2010	12,928,750	$0.53	3,071,250	$0.47
Exercised	—	—	—	—
Cancelled	525,000	0.96	25,000	0.47
Granted	2,575,000	0.47	—	—

September 30, 2010	14,978,750	$0.51	3,046,250	$0.47

*	Represents per share price.

There were 2,575,000 stock options granted during the third quarter of 2010 with an exercise price of $0.47 per share. There were no stock options exercised during the third quarter of 2010. During the second quarter of 2010, one employee left the Company resulting in the cancellation of 400,000 unvested stock options. During the first quarter of 2010, two employees left the Company resulting in the cancellation of 125,000 stock options, of which 25,000 were vested.

During the three months ended September 30, 2010, no compensation expense was recognized as management determined that it is not probable that the financial performance targets associated with the awards will be achieved.

Subsequent Events. The Company evaluated subsequent events through the date the accompanying condensed consolidated financial statements were issued.

New Accounting Pronouncements.

New accounting standards adopted in the first nine months of 2010 were as follows:

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

(2)	Inventories

Components of inventories are as follows:

	As of September 30, 2010	As of December 31, 2009
Raw materials and purchased parts	$11,467	$9,767
Work-in-process	12,083	9,025
Finished goods	7,322	5,763

	$30,872	$24,555

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(3)	Intangible and Other Assets

Major components of intangible and other assets at September 30, 2010 and December 31, 2009 are listed below:

	Holdings
	As of September 30, 2010		As of December 31, 2009
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks / trade names	$51,100	$—	$51,100	$—
Technology / patents	24,300	13,062	24,300	11,804
Customer contracts	15,252	9,385	15,252	8,241
Debt issuance costs	14,461	6,776	14,431	5,515
Other	1,988	75	1,626	75

	$107,101	$29,298	$106,709	$25,635

	Stanadyne
	As of September 30, 2010		As of December 31, 2009
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks / trade names	$51,100	$—	$51,100	$—
Technology / patents	24,300	13,062	24,300	11,804
Customer contracts	15,252	9,385	15,252	8,241
Debt issuance costs	12,106	5,559	12,076	4,493
Other	1,988	75	1,626	75

	$104,746	$28,081	$104,354	$24,613

Amortization expense of intangible assets for the Company, exclusive of the amortization of debt issuance costs, was $778 and $812 for the three months ended September 30, 2010 and 2009, respectively, and $2,402 and $2,437 for the nine months ended September 30, 2010 and 2009, respectively. Estimated annual amortization expense for the Company’s intangible assets is expected to be $3,160 in 2010, $2,944 in 2011, $2,816 in 2012, $2,816 in 2013 and $2,202 in 2014.

Amortization of debt discount and debt issuance costs is included as interest expense in the accompanying condensed consolidated statements of operations for Holdings of $427 and $1,798 for the three months ended September 30, 2010 and 2009, respectively, and $1,261 and $8,388 for the nine months ended September 30, 2010 and 2009, respectively. Amortization of debt issuance costs is included as interest expense in the accompanying condensed consolidated statements of operations for Stanadyne of $363 and $350 for the three months ended September 30, 2010 and 2009, respectively, and $1,066 and $1,235 for the nine months ended September 30, 2010 and 2009, respectively.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(4)	Long-term Debt

Long-term debt consisted of:

	Holdings		Stanadyne
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
U.S. Revolver	$—	$—	$—	$—
Senior Subordinated Notes	160,000	160,000	160,000	160,000
Holdings Senior Discount Notes	100,000	100,000	—	—
SAPL Term Loan and overdraft and revolving credit facility, payable to Indian Banks through 2014, bearing interest at rates ranging from 8.90% to 11.00% as of September 30, 2010	5,538	970	5,538	970
SAPL Debentures	1,293	—	1,293	—
SCC overdraft and revolving credit facility, payable to Shanghai Pudong Development Bank through 2011, bearing interest at 5.84% as of September 30, 2010	1,644	609	1,644	609
SpA overdraft and revolving credit facility, payable to Italian banks through 2010, bearing interest rates ranging from 2.20% to 4.75% as of September 30, 2010	2,925	3,080	2,925	3,080

Long-term debt	271,400	264,659	171,400	164,659
Less current maturities of long-term debt	7,272	4,336	7,272	4,336

Long-term debt, excluding current maturities	$264,128	$260,323	$164,128	$160,323

The fair values of SAPL’s Term Loan and the Company’s short-term borrowings approximated their recorded values at September 30, 2010 and December 31, 2009 based on similar borrowing agreements offered by other major institutional banks. The fair value of the Senior Subordinated Notes based on bid prices at September 30, 2010 and December 31, 2009 was $151,200 and $145,000, respectively. The fair value of Holdings’ Senior Discount Notes based on bid prices at September 30, 2010 and December 31, 2009 was $82,125 and $68,625, respectively.

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

SAPL Debentures

In the first quarter of 2010, SAPL received $1.6 million of cash proceeds from the issuance of debentures (the “Debentures”) to our non-controlling interest partners. The Debentures pay 11.00% interest annually. While the Debentures are not redeemable for cash and are compulsorily convertible to shares of common equity in SAPL in 2020, the holders have the option to convert the Debentures to equity after 2015. Upon voluntary conversion, the resulting shares of common equity in SAPL would be subject to the put option described in Note 8. The proceeds of the Debentures were used to partially fund the acquisition of equipment and working capital to support the expansion of manufacturing operations in SAPL. The Company has allocated the proceeds received from the Debentures between the underlying instruments and has recorded the conversion feature as a liability. The unamortized debt discount is amortized to interest expense using the effective interest method through the expiration date of the put option, which is further described in Note 8. During the three and nine months ended September 30, 2010, $9 and $26 was amortized to interest expense, respectively. The conversion feature, which is considered an embedded derivative instrument, has been recorded at its fair value, as its fair value can be separated from the convertible note and its conversion is independent of the underlying Debenture value. The conversion feature amounted to $254 at September 30, 2010 and is included in other non-current liabilities on the condensed consolidated balance sheets. The conversion liability is marked to market each reporting period with the resulting gains or losses shown in other income in the statement of operations. The income for the three and nine months ended September 30, 2010 was $71 and $95, respectively.

SAPL Term Loans and Revolving Credit Agreement

In February and March 2010, in connection with SAPL’s planned expansion of its manufacturing operations, SAPL entered into three term loans and two revolving line of credit facilities with three financial institutions to partially fund future purchases of capital equipment and to provide working capital. Total availability under the term loans and revolving line of credit facilities is 450 million Rupees and 150 million Rupees, respectively. The draw down periods on the term loans began to expire on May 31, 2010. Interest on any borrowings is at the banks’ prevailing rates, which range from 8.90% to 11.0% at September 30, 2010. Payments on the term loans are due in equal installments ranging from 48 to 64 months, after a moratorium of up to one year from the date of first disbursement. Any borrowings under the revolving credit agreements become due and payable beginning on February 25, 2011 through March 3, 2011. The term loans and revolving credit agreements are secured by certain SAPL assets and, among other financial covenants, are subject to a debt service coverage ratio, and certain other affirmative and negative covenants. Outstanding borrowings under all of SAPL’s term loan and overdraft and revolving credit facilities were $5,538 and $970 at September 30, 2010 and December 31, 2009, respectively.

Covenants

Holdings has failed to comply with the reporting covenant contained in the indenture governing the Senior Discount Notes, and Stanadyne has failed to comply with the reporting covenant contained in the indenture governing the Notes insofar as the Company did not, within the time period specified in the SEC’s rules and regulations, file with the SEC or furnish to the bondholders the Company’s Quarterly Report on Form 10-Q for the interim period ended September 30, 2010. The delay in the filing of this report for each of Holdings and Stanadyne was due to (1) the time required to complete the restatements of the Company’s financial reports included in the 2009 Form 10-K and (2) the correction of accounting errors as described in Form 12b-25 filed on November 16, 2010. The Company believes the filing of this Quarterly Report on Form 10-Q for the interim period ended September 30, 2010 cures the reporting covenant violation.

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

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(5)	Pension Plans and Other Postretirement Health Care and Life Insurance Plans

The Company has a noncontributory defined benefit pension plan for eligible domestic employees and also has two nonqualified plans, which are designed to supplement the benefits payable to designated employees. The components of the net periodic pension expense for the periods shown are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest cost	$1,501	$1,458	$4,503	$4,387
Expected return on plan assets	(1,383)	(1,072)	(4,149)	(3,217)
Amortization of prior service costs	320	515	930	1,510

Net periodic pension expense	$438	$901	$1,284	$2,680

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

The Company contributed $2.9 million and $4.4 million to the pension plan during the three and nine months ended September 30, 2010 and expects the minimum required contributions to the pension plan to total approximately $5.3 million in 2010. The Company contributed $0.8 million and $1.9 million to the pension plan during the three and nine months ended September 30, 2009 and $2.4 million for the full year of 2009.

Postretirement Health Care and Life Insurance

The Company’s domestic subsidiaries make available certain health care and life insurance benefits for eligible retired employees. The components of the net periodic benefit for the periods shown were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Service cost	$10	$11	$32	$34
Interest cost	27	52	123	156
Recognized net actuarial income	(224)	(230)	(620)	(689)

Net periodic postretirement benefit	$(187)	$(167)	$(465)	$(499)

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(6)	Reorganization

During the second quarter of 2009, as a part of its strategic plan and cost reduction initiatives, the Company decided to consolidate its U.S.-based manufacturing capacity. This will result in the closure of manufacturing operations in the Company’s Windsor, Connecticut location by mid-2011 and expansion of its operations in its North Carolina locations. Reorganization costs are primarily for relocation of equipment and staffing to manage the project and are reflected as a component of selling, general and administrative expenses within the accompanying condensed consolidated statements of operations. Hourly and salaried employees of the Windsor, Connecticut workforce that will be displaced by this consolidation will receive compensation, based on years of service and skill level, if they remain employed until their positions are eliminated. This “completion bonus” is accruing over the expected service period and is reflected as a component of cost of goods sold within the accompanying condensed consolidated statements of operations. The Company has identified certain assets in Windsor, Connecticut that will no longer be used following the completion of our reorganization activity and has accelerated depreciation of these assets to estimated net realizable value. The Company has also concluded that the carrying value of the building in Windsor that will no longer be used as a production facility following the completion of our reorganization of North American operations does not exceed fair value. The estimates of the useful lives and net realizable value of the surplus equipment and the fair value of the building in Windsor, Connecticut will be reviewed and updated as the reorganization activity progresses, and if such estimates change, additional charges could result.

A summary of the changes in the Company’s completion bonus accrual is provided below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Completion bonus, beginning of period	$1,977	$—	$1,060	$—
Completion bonus expenses	111	626	1,087	626
Cash payments	(26)	—	(85)	—

Completion bonus, end of period	$2,062	$626	$2,062	$626

The following information summarizes the costs incurred with respect to the reorganization and other charges:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Reorganization costs	$2,686	$691	$5,708	$1,007
Completion bonus expenses	111	626	1,087	626
Other charges: accelerated depreciation	194	192	578	384

Total	$2,991	$1,509	$7,373	$2,017

The reorganization activities begun in 2009 are expected to continue into mid-2011 when the Company completes the relocation of its manufacturing operations. The following information summarizes the costs incurred with respect to the reorganization and other charges since inception and the expected costs remaining to be incurred:

	Costs since inception	Costs remaining to be incurred	Total costs and charges
Reorganization costs	$7,656	$5,365	$13,021
Completion bonus expenses	2,147	250	2,397
Other charges: accelerated depreciation	962	190	1,152

Total	$10,765	$5,805	$16,570

(7)	Commitments and Contingencies

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

The Company estimates and records the warranty liability associated with its manufactured products at the time they are sold. The changes in the Company’s warranty liability are provided below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Warranty liability, beginning of period	$914	$1,130	$867	$1,085
Warranty expense based on products sold	199	204	739	614
Warranty claims paid	(280)	(132)	(773)	(497)

Warranty liability, end of period	$833	$1,202	$833	$1,202

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

In March 2010, the Company entered into a put arrangement as part of an amendment to the SAPL Joint Venture Agreement with respect to the common securities that represent the 35.1% non-controlling interest. The non-controlling partners have an option to put their ownership interests to Stanadyne during a 90-day period beginning March 1, 2015. Due to the put option, the non-controlling interest is redeemable and does not qualify as permanent equity. As a result, this redeemable non-controlling interest is recorded in the mezzanine section of our condensed consolidated balance sheets and will be reported at estimated redemption value. At September 30, 2010, the redemption value was $0.8 million. Changes in the redemption value are charged to retained earnings if available or to additional paid in capital. The recognition of the redemption value of these redeemable non-controlling interests was effected through an increase to redeemable non-controlling interests and a charge to additional paid-in capital.

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

The table below shows how the Company categorizes certain financial assets and liabilities based on the types of inputs used in valuation techniques for measuring fair value:

	Fair Value Measurements at September 30, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Money market funds	$6,701	$—	$—	$6,701

	$6,701	$—	$—	$6,701

Financial liabilities:
SAPL debenture embedded conversion option	$—	$—	$254	$254

	$—	$—	$254	$254

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

An unrealized gain, which is included in other income in the condensed consolidated statement of operations amounting to $71 and $95, respectively, was the only activity for Level 3 liabilities for the three and nine months ended September 30, 2010.

As of December 31, 2009, financial assets consisted only of money market funds. As of December 31, 2009 the Company did not have any financial liabilities measured at fair value on a recurring basis.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(10)	Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	Holdings
	Three Months Ended September 30,		Nine months Ended September 30,
	2010	2009	2010	2009
Net loss	$(273)	$(3,069)	$(3,970)	$(12,735)
Other comprehensive income (loss):
Foreign currency translation adjustments	287	351	(794)	1,652

Comprehensive income (loss)	$14	$(2,718)	$(4,764)	$(11,083)

	Stanadyne
	Three Months Ended September 30,		Nine months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$1,995	$(914)	$2,897	$(6,437)
Other comprehensive income (loss):
Foreign currency translation adjustments	287	351	(794)	1,653

Comprehensive income (loss)	$2,282	$(563)	$2,103	$(4,784)

(11)	Segments

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

Sales in the third quarter of 2010 continued to increase on the favorable trend that began late last year. Sales of our fuel injection and filtration products to original equipment manufacturers (“OEMs”) and service customers increased by 8.2% from the second quarter of 2010.

Sales by Quarter

(dollars in millions)

	Q1	Q2	Q3	Q4	Total
2008	$73.3	$74.6	$66.0	$66.6	$280.5
2009	$40.3	$47.5	$46.4	$51.6	$185.8
2010	$55.2	$63.8	$69.0

Sales by Category

(dollars in millions)

	OEM Sales	%	Service Sales	%	Total Sales	%
Third Quarter 2009	$21.3	45.9	$25.1	54.1	$46.4	100.0
Third Quarter 2010	36.0	52.2	33.0	47.8	69.0	100.0

Change	$14.7	69.2	$7.9	31.2	$22.6	48.7

Sales by Category

(dollars in millions)

	OEM Sales	%	Service Sales	%	Total Sales	%
Nine months ended September 30, 2009	$64.9	48.3	$69.4	51.7	$134.3	100.0
Nine months ended September 30, 2010	100.2	53.3	87.9	46.7	188.1	100.0

Change	$35.3	54.5	$18.5	26.6	$53.8	40.1

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Sales in the third quarter of 2010 totaled $69.0 million, reflecting an increase of $22.6 million or 48.7% when compared to sales for the third quarter of 2009. Sales to both our OEM’s and service customers increased in the third quarter of 2010 by 69.2% and 31.2%, respectively, when compared to the same period last year. The sales increases included most of our customers with only a few exceptions, including most notably $2.4 million lower sales to General Engine Products, Inc. (“GEP”) due to declining demand for High Mobility Multi-Wheeled Vehicles (“HMMWV’s”) used by the military.

Operating income in the third quarter of 2010 improved to $7.8 million and 11.3% of sales, reflecting an increase of $4.3 million from operating income of $3.8 million and 8.1% in the third quarter of 2009. The higher year over year operating income resulted from a combination of additional earnings on higher levels of sales, and cost reduction actions taken during the business downturn in 2009 that were partially maintained through the third quarter of 2010.

We continued to make progress with the realignment of the Company’s global manufacturing capacity initiated in the second quarter of 2009. Consolidation of the U.S.-based manufacturing activities required $6.8 million in costs primarily for relocating equipment from the Windsor, Connecticut plant to other global locations and accrual of severance benefits to be paid to employees terminated as a result of this project. We expect to complete the plant consolidation by mid-2011. The Company also incurred $0.5 million in cost during the first nine months of 2010 for start-up costs including equipment relocation, training and salaries related to the expanded operation in our Changshu, China and Chennai, India locations. We are almost complete with the expansion of manufacturing operations in those locations and should be fully operational by the end of the year.

Liquidity remained sufficient in the third quarter of 2010, with cash on hand as of September 30, 2010 totaling $8.2 million and availability under the U.S.-based revolving credit facility of $17.8 million, after considering $4.9 million of the available $22.7 million was used for standby letters of credit. Although the Company believes that it will be able to meet its funding requirements, including budgeted capital expenditures and future interest payments, over the next year, our financial position, results of operations and cash flows have been and may continue to be adversely affected by slower economic activity, concerns about inflation and deflation, lower corporate profits and volatility in the worldwide capital, credit and commodities markets.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Basis of Presentation

The following table displays unaudited information for the three and nine month periods ended September 30, 2010 and 2009 for Holdings and Stanadyne. Amounts are presented in thousands of dollars and as a percentage of net sales. Historical results and percentage relationships are not necessarily indicative of the results that may be expected for any future period.

	Holdings
	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009		Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
	$	%	$	%	$	%	$	%
Net sales	69,024	100.0	46,434	100.0	188,096	100.0	134,295	100.0
Cost of goods sold	48,398	70.1	33,348	71.8	131,540	69.9	102,062	76.0
Gross profit	20,626	29.9	13,086	28.2	56,556	30.1	32,233	24.0
SG&A	11,865	17.2	8,314	17.9	34,043	18.1	23,525	17.5
Amortization of intangibles	778	1.1	812	1.7	2,402	1.3	2,437	1.8
Management fees	188	0.3	187	0.4	563	0.3	562	0.4
Operating income	7,795	11.3	3,773	8.1	19,548	10.4	5,709	4.3
Net loss attributable to Holdings	(273)	(0.4)	(3,069)	(6.6)	(3,970)	(2.1)	(12,735)	(9.5)

	Stanadyne
	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009		Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
	$	%	$	%	$	%	$	%
Net sales	69,024	100.0	46,434	100.0	188,096	100.0	134,295	100.0
Cost of goods sold	48,398	70.1	33,348	71.8	131,540	69.9	102,062	76.0
Gross profit	20,626	29.9	13,086	28.2	56,556	30.1	32,233	24.0
SG&A	11,869	17.2	8,299	17.9	34,017	18.1	23,480	17.5
Amortization of intangibles	778	1.1	812	1.7	2,402	1.3	2,437	1.8
Management fees	188	0.3	187	0.4	563	0.3	562	0.4
Operating income	7,791	11.3	3,788	8.2	19,574	10.4	5,574	4.3
Net income (loss) attributable to Stanadyne	1,995	2.9	(914)	(2.0)	2,897	1.5	(6,437)	(4.8)

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Comparison of Results of Operations

The Three Months Ended September 30, 2010 for Holdings and Stanadyne Compared to

The Three Months Ended September 30, 2009 for Holdings and Stanadyne

Net Sales. Sales in the third quarter of 2010 totaled $69.0 million and were $22.6 million or 48.6% more than sales of $46.4 million in the third quarter of 2009. Included in these sales was an unfavorable currency translation effect of less than 1.0%. Sales to all of our customers, with only a few exceptions, were significantly higher in the third quarter of 2010 when compared to the same period last year. This trend was most apparent with our OEM customers, where third quarter sales increased by $14.7 million or 69.2%. Sales to the service markets also strengthened in the third quarter of 2010, reflecting an increase of $7.9 million or 31.2% from the third quarter of 2009.

Sales to OEM customers totaled $36.0 million and represented 52.2% of our third quarter 2010 revenues as compared to $21.3 million and 45.9% of our third quarter 2009 revenues. The largest single customer increase in third quarter OEM sales was $4.8 million for Deere and Company (“Deere”), due to continued recovery in end market demand in the agriculture and construction businesses. Sales to Cummins, Inc. were $1.9 million higher in the third quarter of 2010 as compared to the same period a year ago, reflecting increasing demand in the heavy duty truck, construction and power generation markets. Sales to other OEM customers including AGCO SISU POWER, Perkins Engines Co., Iveco S.p.A., and Caterpillar were all higher in the third quarter of 2010 when compared to the third quarter of 2009. An exception to the stronger third quarter 2010 OEM sales results was a $2.4 million decrease in sales to GEP due to declining demand for fuel pumps used on the HMMWV by the U.S. military.

Sales to the service markets in the third quarter of 2010 totaled $33.0 million and 47.8% of total revenue as compared to $25.1 million and 54.1% of our third quarter 2009 revenue. Higher service demand in the third quarter of 2010 was most evident in the $8.2 million sales increase to Deere.

Sales in the third quarter of 2010, when compared to the same period a year ago, reflected increases in all of our major product lines including fuel pumps, diesel fuel filters and injectors, and Precision Components and Assembly (“PCA”) products.

Cost of Goods Sold and Gross Profit. Gross profit improved to $20.6 million and 29.9% of net sales in the third quarter of 2010, from $13.1 million and 28.2% of net sales in the third quarter of 2009. This $7.5 million increase in third quarter gross profit was due primarily to the significantly higher sales volumes in both the OEM and service markets that generated $11.0 million additional gross profit. Wage and other benefits that were reduced in 2009 were restored in May, 2010 resulting in an increase of $3.9 million in third quarter factory overhead costs when compared to the same period a year ago. Employee severance cost accrued in the third quarter of 2010 (related to the completion bonus to be paid to Windsor Connecticut employees that are terminated as a result of the consolidation of U.S. manufacturing operations) was $0.1 million more when compared to the same period a year ago. Depreciation expense was $0.9 million less in the third quarter of 2010 when compared to the same period a year ago, as certain equipment acquired in 2004 was fully depreciated by mid-year 2009.

Selling, General and Administrative Expenses (“SG&A”). SG&A increased by $3.6 million to $11.9 million and 17.2% of net sales in the third quarter of 2010 from $8.3 million and 17.9% of third quarter sales in 2009. Salaries that were reduced last year were restored during the second quarter of 2010 which, combined with added expense accruals in accordance with the terms of the 2010 performance bonus plan, accounted for $1.1 million of the higher SG&A expense. Higher levels of business activity in 2010 drove increases in our third quarter costs for travel ($0.2 million) and freight on sales to customers ($0.6 million). Increased spending in our product engineering organization to support new customer and product development programs for diesel common rail and gasoline direct injection fuel systems resulted in $0.4 million higher costs in the third quarter of 2010 when compared to the third quarter of 2009. Costs associated with the consolidation of our U.S. manufacturing operations totaled $1.9 million in the third quarter of 2010, reflecting the amounts paid for equipment relocation, training and salaries related to management of the reorganization process. Costs associated with the expansion of our operations in China and India totaled approximately $0.5 million less in the third quarter of 2010 as compared to the third quarter of 2009.

Amortization of Intangible Assets. Amortization of intangible assets totaled $0.8 million in the third quarter of 2010 and was unchanged from the amount in the third quarter of 2009.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Operating Income. Operating income for the third quarter of 2010 totaled $7.8 million and 11.3% of net sales as compared to operating income of $3.8 million and 8.1% of net sales in the third quarter of 2009. This $4.0 million improvement in operating income resulted from $7.5 million higher gross profit driven primarily by significantly higher sales volumes, partially offset by a $3.6 million increase in our SG&A costs attributable to plant reorganization costs and increased spending in support of the recovering business levels.

Income tax expense (benefit). Income tax expense for Stanadyne in the third quarter of 2010 totaled $1.4 million and 43.8% of pre-tax income versus an income tax expense of $0.5 million and 70.5% of pre-tax loss in the third quarter of 2009. The effective income tax rates differ from the amount computed by applying the U.S. statutory rate of 35% to pre-tax income (loss) in 2010 and 2009 primarily because income tax provisions incurred in jurisdictions where Stanadyne generated income and losses, respectively, before income taxes which were, due to valuation allowances, not significantly offset by income tax benefits in jurisdictions where Stanadyne incurred losses before income taxes.

Income tax expense for Holdings in the third quarter of 2010 totaled $0.6 million and 652.2% of pre-tax income versus an income tax benefit of $0.4 million and 9.5% of pre-tax loss in the first nine months of 2009. The effective income tax rates differ from the amount computed by applying the U.S. statutory rate of 35% to the pre-tax income (loss) in 2010 and 2009 primarily because income tax provisions incurred in jurisdictions where Holdings generated income and losses, respectively, before income taxes which were, due to valuation allowances, not significantly offset by income tax benefits in jurisdictions where Holdings incurred losses before income taxes. Further, a percentage of Holdings interest expense is not deductible for income tax purposes.

Net Income (Loss). Net income for Stanadyne in the third quarter of 2010 totaled $2.0 million and 2.9% of net sales versus net loss of $0.9 million and 2.0% of net sales in the third quarter of 2009. The $2.9 million improvement in net income was due to a $4.0 million increase in operating income, offset by a $0.2 million increase in interest expense, a $0.1 million decrease in net loss attributable to the non-controlling interest, and a $0.9 million increase in income tax expense.

Net loss for Holdings in the third quarter of 2010 totaled $0.3 million, reflecting $2.3 million less than the net income reported for Stanadyne, due to $3.1 million of additional interest expense on the Discount Notes, partially offset by $0.8 million of income tax benefits.

The Nine months Ended September 30, 2010 for Holdings and Stanadyne Compared to

The Nine months Ended September 30, 2009 for Holdings and Stanadyne

Net Sales. Net sales for the nine months ended September 30, 2010 totaled $188.1 million and were $53.8 million or 40.1% more than sales of $134.3 million for the first nine months of 2009. Included in the 2010 sales was an unfavorable currency translation effect of less than 1.0%. Sales to all of our customers, with only a few exceptions, were significantly higher in the first nine months of 2010 when compared to the same period last year. This trend was most apparent with our OEM customers, where sales increased by $35.3 million or 54.5%. Sales to the service markets also strengthened in the first nine months of 2010, reflecting an increase of $18.5 million or 26.6% from the first nine months of 2009.

Sales to OEM customers totaled $100.2 million and represented 53.3% of revenues for the first nine months of 2010 compared to $64.9 million and 48.3% of revenues for the first nine months of 2009. The largest single customer increase in the first nine months of 2010 OEM sales was $12.5 million for Deere. Sales to Cummins, Inc. were $4.9 million higher in the first nine months of 2010 as compared to the same period a year ago, reflecting increasing demand in the heavy duty truck, construction and power generation markets. Sales to other OEM customers including AGCO SISU POWER, Perkins Engines Co., Iveco S.p.A., and Caterpillar were all higher in the first nine months of 2010 as compared to the same period a year ago. Sales of our high pressure gasoline pump to Daimler through the first nine months of 2010 totaled $14.1 million, an increase of $3.4 million as compared to the same period a year ago. This contract with Daimler will conclude in the fourth quarter of 2010. The only significant exception to the stronger OEM sales in first nine months of 2010 was a $5.2 million decrease in sales to GEP due to declining demand for fuel pumps used on the HMMWV used by the U.S. military.

Sales to the service markets in the first nine months of 2010 totaled $87.9 million and 46.7% of total revenue as compared to $69.4 million and 51.7% in the first nine months of 2009. Higher service demand in the first nine months of 2010 was most evident in increased sales to Deere ($18.5 million) and to our central distributors ($3.2 million).

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Sales in the first nine months of 2010, when compared to the same period a year ago, reflected increases in all of our major product lines including diesel fuel pumps, filters, diesel fuel injectors, and PCA products.

Cost of Goods Sold and Gross Profit. Gross profit in the first nine months of 2010 totaled $56.6 million and 30.1% of net sales compared to $32.2 million and 24.0% of net sales in the first nine months of 2009. This $24.3 million increase in the first nine months gross profit was due primarily to the significantly higher sales volumes in both the OEM and service markets that generated $26.9 million additional gross profit. In May, 2010, we reversed some of the cost reduction actions taken during 2009, including wage reductions, and incurred higher costs to support increased production volumes resulted in an increase of $5.1 million in factory overhead costs in the first nine months of 2010 when compared to the same period a year ago. Employee severance cost accrued in the first nine months of 2010 (related to the completion bonus to be paid to Windsor Connecticut employees that are terminated as a result of the consolidation of U.S. manufacturing operations) was $1.1 million more when compared to the same period a year ago. Depreciation expense was $3.7 million less in the first nine months of 2010 when compared to the same period a year ago, as certain equipment acquired in 2004 was fully depreciated by mid-year 2009.

Selling, General and Administrative Expenses (“SG&A”). SG&A increased by $10.5 million to $34.0 million and 18.1% of net sales in the first nine months of 2010, as compared to $23.5 million and 17.5% of net sales for the same period in 2009. Salary and other benefits that were reduced last year were restored during the first nine months of this year which, combined with added expense accruals in accordance with the terms of the 2010 performance bonus plan, accounted for $3.0 million of the higher SG&A expense. Higher levels of business activity in 2010 drove increases in our first nine months costs for travel ($0.6 million) and freight on sales to customers ($1.2 million). Increased spending in our product engineering organization to support new customer and product development programs for diesel common rail and gasoline direct injection fuel systems resulted in $1.2 million higher costs in the first nine months of 2010 when compared to the first nine months of 2009. Unrealized losses on foreign denominated debt in our international subsidiaries were $0.6 million more in the first nine months of 2010 than the same period in 2009. Costs associated with the consolidation of our U.S. manufacturing operations totaled $4.7 million more in the first nine months of 2010 as compared to the same period a year ago, reflecting the amounts paid for equipment relocation, training and salaries related to management of the reorganization process. Costs associated with the expansion of our operations in China and India totaled approximately $0.6 million less in the first nine months of 2010 as compared to the same period a year ago.

Amortization of Intangible Assets. Amortization of intangible assets totaled $2.4 million through the first nine months of 2010 and was unchanged from the amount in the first nine months of 2009.

Operating Income. Operating income for the first nine months of 2010 totaled $19.6 million and 10.4% of net sales and was $13.8 million more than the $5.8 million and 4.3% of net sales in the first nine months of 2009. This improvement in operating income resulted from $24.3 million higher gross profit driven primarily by significantly higher sales volumes, partially offset by a $10.5 million increase in our SG&A costs attributable to plant reorganization costs and increased spending in support of the recovering business levels.

Income tax expense (benefit). Income tax expense for Stanadyne in the first nine months of 2010 totaled $3.8 million and 65.6% of pre-tax income versus an income tax benefit of $0.8 million and 10.5% of pre-tax loss in the first nine months of 2009. The effective income tax rates differ from the amount computed by applying the U.S. statutory rate of 35% to pre-tax income (loss) in 2010 and 2009 primarily because income tax provisions incurred in jurisdictions where Stanadyne generated income and losses, respectively, before income taxes which were, due to valuation allowances, not significantly offset by income tax benefits in jurisdictions where Stanadyne incurred losses before income taxes.

Income tax expense for Holdings in the first nine months of 2010 totaled $1.5 million and 44.1% of pre-tax loss versus an income tax benefit of $3.3 million and 19.7% of pre-tax loss in the first nine months of 2009. The effective income tax rates differ from the amount computed by applying the U.S. statutory rate of 35% to the pre-tax income (loss) in 2010 and 2009 primarily because income tax provisions incurred in jurisdictions where Holdings generated income and losses, respectively, before income taxes which were, due to valuation allowances, not significantly offset by income tax benefits in jurisdictions where Holdings incurred losses before income taxes. Further, a percentage of Holdings interest expense is not deductible for income tax purposes.

Net Income (Loss). Net income for Stanadyne in the first nine months of 2010 totaled $2.9 million and 1.5% of net sales versus a net loss of $6.4 million and 4.8% of net sales in the first nine months of 2009. The $9.3 million improvement in net income was due to a $13.8 million increase in operating income, $0.2 million lower interest expense on lower levels of debt and a $0.3 million increase in net loss attributable to the non-controlling interest, partially offset by a $4.7 million increase in income tax expense on higher taxable income.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Net loss for Holdings in the first nine months of 2010 totaled $4.0 million and was $6.9 million less than the amount reported for Stanadyne due to $9.2 million of additional interest expense on the Discount Notes, partially offset by $2.4 million of income tax benefits. Net loss for Holdings in the first nine months of 2009 totaled $12.7 million and was $6.3 million more than the net loss reported for Stanadyne due to $8.7 million of additional interest expense on the Discount Notes, partially offset by $2.4 million of income tax benefits.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents on hand, which totaled $8.2 million on September 30, 2010, and cash flows from operations. Cash equivalents as of September 30, 2010 represent commercial paper and certificates of deposit. Our revolving credit agreement with Wells Fargo Capital Finance, LLC (“U.S. Revolver”) provides for maximum borrowings of $30 million, based on Availability, as defined, and is secured by all Stanadyne and SIHC U.S.-based assets, as well as a pledge of 65% of Stanadyne’s stock in SpA, SAPL, and SCC. There were no amounts outstanding under the U.S. Revolver as of September 30, 2010, representing availability of $17.8 million, after considering $4.9 million of the available $22.7 million used for standby letters of credit. We occasionally utilize capital leasing and, for our foreign operations in China, Italy and India, maintain a combination of overdraft, working capital and term loan facilities with local financial institutions on an as-needed basis. Although the Company believes that it will be able to meet its funding requirements, including budgeted capital expenditures and future interest payments, over the next year, our financial position, results of operations and cash flows have been and may continue to be adversely affected by slower economic activity, concerns about inflation and deflation, lower corporate profits and volatility in the worldwide capital, credit and commodities markets.

Indebtedness for Stanadyne as of September 30, 2010 totaled $171.4 million and was comprised of $160.0 million of Notes, $5.8 million in foreign overdraft and revolving credit facilities, $1.3 million of SAPL debentures and $4.3 million in foreign term loans. There were no borrowings under the U.S. Revolver. Unless the availability of funds under the U.S. Revolver is less than $4.0 million, this credit facility is not subject to financial covenants.

Indebtedness for Holdings as of September 30, 2010 totaled $271.4 million, comprised of the same debt balances for Stanadyne, plus an additional $100.0 million of Discount Notes. The Discount Notes accreted to their full face value in August 2009. The 12% coupon is payable semi-annually and the first and second payments were made in February and August 2010, respectively, utilizing the proceeds of $6.0 million of dividends from Stanadyne in the first and third quarters of 2010. These dividends from Stanadyne to Holdings were in compliance with the terms of the U.S. Revolver and the indenture governing the Notes.

Holdings has failed to comply with the reporting covenant contained in the indenture governing the Senior Discount Notes, and Stanadyne has failed to comply with the reporting covenant contained in the indenture governing the Notes insofar as the Company did not, within the time period specified in the SEC’s rules and regulations, file with the SEC or furnish to the bondholders the Company’s Quarterly Report on Form 10-Q for the interim period ended September 30, 2010. The delay in the filing of this report for each of Holdings and Stanadyne was due to (1) the time required to complete the restatements of the Company’s financial reports included in the 2009 Form 10-K and (2) the correction of accounting errors as described in the Form 12b-25 filed on November 16, 2010. The Company believes the filing of this Quarterly Report on Form 10-Q for the interim period ended September 30, 2010 cures the reporting covenant violation.

Cash Flows from Operating Activities. Stanadyne’s cash flows from operating activities generated $0.8 million in cash during the nine months ended September 30, 2010 as compared to $4.7 million cash consumed during the same period of 2009. Increased operating profit on higher business levels in the first nine months of 2010 was partially offset by higher cash requirements for working capital accounts. Changes in asset and liability accounts, primarily working capital accounts, required $1.4 million more cash in the first nine months of 2010 versus the comparable period in 2009. The significant changes to our working capital accounts were as follows:

•

Negative cash flows from changes in accounts receivable were $17.1 million greater in the first nine months of 2010, as customer receivables increased proportionately with the higher levels of sales in the first nine months of 2010 as compared to the same period in 2009.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

•

Negative cash flows from changes in inventory levels required $8.5 million more cash in the first nine months of 2010 as compared to the first nine months of 2009. As our business activity recovered from the recessionary levels in 2009, inventory increased in the first nine months of 2010, resulting in $7.0 million of negative cash flow. We continue to target higher turnover and more efficient use of inventory in a lean manufacturing operation. The consolidation of our North American operations involves relocation of the Windsor, Connecticut manufacturing activity as well as outsourcing the production of certain non-core processes and components to our supply base. This process requires temporary increases in inventory in 2010 in order to meet customer delivery schedules while we move equipment to different locations and establish new sources for some parts from our supply base.

•

Positive cash flows from changes in accounts payable balances required $13.2 million less cash in the first nine months of 2010 than the same period in 2009. Accounts payable balances increased proportionately with the higher levels of business in the first nine months of 2010, reflecting the reverse situation experienced in the first nine months of 2009 when accounts payable balances were declining on reduced business levels.

•

Cash flows from changes in accrued liabilities and other non-current assets and liabilities in the first nine months of 2010 consumed $10.5 million more cash than in the comparable period of 2009. This difference in year over year first nine month cash flows was due primarily to differences in timing of disbursements between the two periods, including the disbursement of the performance bonus payments in the first nine months of 2009 with no like payments in the first nine months of 2010.

•	Cash flows from operating activities for Holdings for the first nine months of 2010 were substantially the same as the amounts reported for Stanadyne.

Cash Flows from Investing Activities. Cash flows from investing activities for the first nine months of 2010 were limited to $13.4 million in capital expenditures in the first nine months of 2010 and were $7.6 million more than the $5.8 million in capital expenditures in the first nine months of 2009. The higher level of capital expenditures in the first nine months of 2010 includes $7.2 million of equipment and leasehold improvements for the expansion of our manufacturing operations in India. The expanded operations in India will support the manufacture of diesel fuel pumps for local customers and components for our assembly plants in the U.S. The balance of the capital expenditures in the first nine months of 2010 reflected necessary investments in equipment to support our global operations in the U.S., China, and Italy.

Cash Flows from Financing Activities. Stanadyne’s cash flows from financing activities for in the first nine months of 2010 consumed $4.7 million in cash compared to $16.4 million of cash consumed by financing activities in the first nine months of 2009.

Holdings had no cash flows from financing activities in its U.S. based operations in the first nine months of 2010.

A dividend from Stanadyne to Holdings of $6.0 million was made in both the first and third quarters of 2010.

Cash flows from financing activities in our foreign operations in the first nine months of 2010 included $1.6 million of cash proceeds from the issuance of debentures by SAPL to the joint venture minority partners. The debentures pay 11% interest annually and are compulsorily convertible to shares of common equity in SAPL in 2020. The proceeds of the debentures were used to partially fund the acquisition of equipment and working capital to support the expansion of manufacturing operations in SAPL. Cash flows from financing activities in SAPL during the first nine months of 2010 included cash proceeds of $0.5 million from additional common equity investment from the minority interest partners, as well as $4.7 million of net proceeds from term loans and overdraft facilities and payments of capital lease obligations totaling $0.3 million. Cash flows from financing activities in SpA included a $0.4 million increase in overdraft borrowings to finance working capital requirements and payments of capital lease obligations totaling $0.3 million. Cash flows from financing activities in SCC included a $1.0 million increase in overdraft borrowings to finance working capital requirements and payments of capital lease obligations totaling $0.1 million.

Cash flows from financing activities for Holdings in the first nine months of 2010 included the amounts reported for Stanadyne as well as $0.1 million for the net cash consumed for the repurchase of shares of common stock from former management shareholders.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

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

Higher returns on invested Pension Plan assets in 2009 helped increase the value to $69.2 million at December 31, 2009 from $54.6 million at December 31, 2008. The Company contributed $4.4 million to the Pension Plan during the first nine months of 2010 and expects the minimum required contributions to the Pension Plan to total approximately $5.3 million in 2010. The Company contributed $1.9 million to the Pension Plan in the first nine months of 2009 and $2.4 million for the full year of 2009.

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

Inventory Reserves. We maintain our inventories at the lower of cost or market value. Cost is determined on a last-in, first-out (“LIFO”) basis for all domestic inventories and on a first-in, first-out (“FIFO”) basis for all foreign inventories. When conditions warrant (usually highlighted by slow-moving products or products with pricing constraints), reserves are established to reduce the value of inventories to net realizable values. We identify and assess all inventories in excess of certain sales requirements and reserve for “slow moving” or obsolete inventories as it has no realizable value. As business conditions change during the year, we reassess our evaluations of necessary reserves.

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

Interest Rate Risk. The carrying values of Stanadyne’s revolving credit lines and term loans approximate fair value. The term loans are primarily LIBOR-based borrowings and are re-priced every one to three months. A 10% change in the interest rate on the term loans would have changed the recorded interest expense for the first nine months of 2010 by less than $0.1 million. The Notes and Discount Notes bear interest at a fixed rate and, therefore, are not sensitive to interest rate fluctuation. The fair value of Stanadyne’s $160.0 million in Notes based on bid prices on September 30, 2010 was $151.2 million. The fair value of Holdings’ Discount Notes based on bid prices at September 30, 2010 was $82.1 million.

Foreign Currency Risk. The Company has operating subsidiaries in China, Italy, and India and therefore is exposed to changes in foreign currency exchange rates. Changes in exchange rates may positively or negatively affect the Company’s sales, gross margins, and retained earnings. However, historically, these locations have contributed less than 15% of the Company’s net sales, with most of these sales attributable to the Italian subsidiary. The Company also sells its products from the United States to foreign customers for payment in foreign currencies as well as U.S. dollars. Foreign currency exchange for the nine months ended September 30, 2010 and 2009 were net gains of $0.3 million and net losses of $0.2 million, respectively. The Company does not hedge against foreign currency risk.

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

Subsequently, in connection with the preparation of the unaudited interim financial statements of Holdings and Stanadyne, as of June 30, 2010 and for the three- and six-month periods then ended, the Company identified that Stanadyne’s subsidiary, SAPL had errors in the accounting for capital expenditures. The errors, which are more fully described in Note 12 in Item 1 of our Quarterly Report on Form 10-Q for the period ended June 30, 2010, were the result of certain advances made for purchases of machinery and equipment not being reconciled with invoices recorded. The Company has corrected these errors by revising the condensed consolidated balance sheets and statements of cash flows as of March 31, 2010 and for the three month period then ended within our Quarterly Report on Form 10-Q for the period ended June 30, 2010.

(b) Evaluation of disclosure controls and procedures

Holdings

Our management, including the President and Chief Financial Officer, has evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of the period covered by this report. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and including that such information is accumulated and communicated to management, including the President and Chief Financial Officer of Holdings, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation and in connection therewith, the restatement of previously issued financial statements, the revision of the condensed consolidated balance sheets and statements of cash flows and the identification of material weaknesses in internal control over financial reporting associated with both the restatement and revision, which are both described below, the President and Chief Financial Officer of Holdings have concluded that Holdings’ disclosure controls and procedures were not effective as of September 30, 2010.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

In light of the material weaknesses described below, Holdings performed additional analysis and other procedures to ensure that Holdings’ condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles and accurately reflect the results for the three and nine months ended September 30, 2010. As a result, notwithstanding the material weaknesses discussed below, management concluded that the condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects Holdings’ financial position, results of operations and cash flows for the three and nine months ended September 30, 2010.

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

•

Management has concluded that (a) Holdings’ subsidiary SAPL lacks adequate controls regarding the preparation and review of account activities related to capital expenditures and (b) Holdings lacks adequate controls regarding the monitoring of capital expenditure activity at SAPL. Collectively, these factors resulted in errors impacting the recorded values for construction in progress (a component of property, plant and equipment) and accounts payable as reported on our consolidated balance sheets, as well as net cash provided by operating activities and net cash used in investing activities as reported on our consolidated statements of cash flows. Because these control deficiencies could result in misstatements of the aforementioned accounts or other accounts not noted and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected, management has determined that these control deficiencies constitute a material weakness.

Stanadyne

Our management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of the period covered by this report. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act ) include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and including that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Stanadyne, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation and in connection therewith, the restatement of previously

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

issued financial statements, the revision of the condensed consolidated balance sheets and statements of cash flows and the identification of material weaknesses in internal control over financial reporting associated with both the restatement and revision, which are both described below, the Chief Executive Officer and Chief Financial Officer of Stanadyne have concluded that Stanadyne’s disclosure controls and procedures were not effective as of September 30, 2010.

In light of the material weaknesses described below, Stanadyne performed additional analysis and other procedures to ensure that Stanadyne’s condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles and accurately reflect the results for the three and nine months ended September 30, 2010. As a result, notwithstanding the material weaknesses discussed below, management concluded that the condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects Stanadyne’s financial position, results of operations and cash flows for the three and nine months ended September 30, 2010.

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

•

Management has concluded that (a) Stanadyne’s subsidiary SAPL lacks adequate controls regarding the preparation and review of account activities related to capital expenditures and (b) Stanadyne lacks adequate controls regarding the monitoring of capital expenditure activity at SAPL. Collectively, these factors resulted in errors impacting the recorded values for construction in progress (a component of property, plant and equipment) and accounts payable as reported on our consolidated balance sheets, as well as net cash provided by operating activities and net cash used in investing activities as reported on our consolidated statements of cash flows. Because these control deficiencies could result in misstatements of the aforementioned accounts or other accounts not noted and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected, management has determined that these control deficiencies constitute a material weakness.

(c) Changes in internal controls

There were no changes in internal control over financial reporting that occurred during the third quarter that materially affected, or are reasonably likely to affect, Holdings’ internal control over financial reporting.

There were no changes in internal control over financial reporting that occurred during the third quarter that materially affected, or are reasonably likely to affect, Stanadyne’s internal control over financial reporting.

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

We revised the condensed consolidated balance sheets and statements of cash flows as of March 31, 2010 and for the three month period then ended within our Quarterly Report on Form 10-Q for the interim period ended June 30, 2010 in Note 12 in Item 1 for the SAPL errors in accounting for capital expenditures.

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

The discussion and analysis of our financial condition, results of operations and cash flows for the three and nine months ended September 30, 2010 should be read in conjunction with the risk factors contained in Part I – Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 as well as the additional risk factors described below:

Failure to maintain effective internal controls over financial reporting may lead investors and other users to lose confidence in our financial data.

Maintaining effective internal controls over financial reporting is necessary for us to produce reliable financial statements. In evaluating the effectiveness of its internal controls over financial reporting as of December 31, 2009, management concluded that there was a material weakness in internal control over financial reporting related to the insufficiency of the Company’s accounting professionals’ experience and knowledge in reviewing significant non-routine transactions and technical accounting matters. This material weakness led to the need for the restatement of the Company’s financial statements for the years ended December 31, 2004 through 2008 and for the first three quarters of 2008 and 2009 and the failure of the Company to file its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and its Quarterly Reports on Form 10-Q for the interim periods ended March 31, 2010 and September 30, 2010 on a timely basis.

Subsequently, in connection with the preparation of the unaudited interim financial statements as of June 30, 2010 and for the three and six month periods then ended, management concluded that there was a material weakness in internal control over financial reporting related to errors in the accounting for capital expenditures at SAPL, the Company’s subsidiary. This material weakness led to the need for the revision of the Company’s financial statements as of and for the three months ended March 31, 2010. We revised the condensed consolidated balance sheets and statements of cash flows as of March 31, 2010 and for the three month period then ended within our Quarterly Report on Form 10-Q for the period ended June 30, 2010.

We are in the process of remediating these material weaknesses by, among other things, augmenting our professional staff by hiring a manager of financial reporting, providing additional training for our accounting staff, implementing and modifying certain controls, and seeking assistance from third parties with technical accounting issues. If we fail to remediate these material weaknesses or fail to otherwise maintain effective controls over financial reporting in the future, it could result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis and which could cause investors and other users to lose confidence in our financial statements.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the third quarter of 2010, Holdings granted eight employees options to purchase 2,575,000 shares of Holdings Common Stock at an exercise price of $0.47 per share. The options granted vest over a period of one to four years contingent upon achievement of certain financial performance targets as defined by the 2004 Equity Incentive Plan and expire 10 years after the date of grant. Holdings issued such shares and granted such options in reliance upon the exemption from registrations requirements of the Securities Act of 1933 as amended, under Section 4(2) of the Securities Act.

In claiming the exemption under Section 4(2), Holdings relied in part on the following facts: (1) the offers and sales involved a limited number of employees; (2) the employees have access to the information regarding Holdings and Stanadyne; (3) the employees represented that they (a) had the requisite knowledge and experience in financial and business matters to evaluate the merits and risk of an investment in Holdings; (b) were able to bear the economic risk of an investment in Holdings; (c) acquired the shares for their own account in a transaction not involving any general solicitation or general advertising, and not with a view to the distribution thereof; and (4) a restrictive legend was placed on each certificate or other instrument evidencing the shares and options.

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

Stanadyne Holdings, Inc.
(Registrant)

Date: December 28, 2010	/s/ Stephen S. Langin
Stephen S. Langin
Chief Financial Officer

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stanadyne Corporation
(Registrant)

Date: December 28, 2010	/s/ Stephen S. Langin
Stephen S. Langin
Vice President and Chief Financial Officer

EXHIBIT INDEX:

31.1	Certification of President of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer and Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002