Form 10-K
period 2010-12-31
STANADYNE CORP; Stanadyne Holdings, Inc.
filed 2011-03-31
CIK 1053439, 1323274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

As of June 30, 2010, there was no established public trading market for the shares of either of the registrant’s common stock, and no shares of common stock were held by non-affiliates of either registrant.

The number of shares of the registrant’s common stock (only one class for each registrant) outstanding as of March 1, 2011:

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

GENERAL

Stanadyne Holdings, Inc. (“Holdings”) owns all of the outstanding common stock of Stanadyne Intermediate Holdings Corp. (“SIHC”). The name of SIHC was changed on July 29, 2009 from Stanadyne Automotive Holding Corp. (“SAHC”). SIHC owns all of the outstanding common stock of Stanadyne Corporation (together with its consolidated subsidiaries, “Stanadyne”). A majority of the outstanding common stock of Holdings is owned by funds managed by Kohlberg Management IV, L.L.C. Collectively, Holdings, SIHC and Stanadyne hereinafter are referred to as the “Company.” Holdings and Stanadyne are separate reporting companies. Holdings is a holding company with no operations beyond those of its indirectly, wholly-owned subsidiary, Stanadyne. Stanadyne is a leading designer and manufacturer of highly engineered, precision manufactured engine components, including fuel injection equipment for diesel engines. With over 130 years of machining experience and over 50 years as a supplier of diesel fuel injection equipment, Stanadyne’s core competencies in product design, precision machining, and the assembly and testing of complex components have earned the Company a reputation for innovative, high quality products. The Company possesses an extremely broad range of manufacturing technology and know-how and is capable of high-volume production runs, machining high-quality components within tolerances of 20 millionths of an inch on a cost-effective basis. In addition to designing and manufacturing, the Company has been successfully pursuing business to manufacture and assemble, on an exclusive contract basis, components designed by other companies.

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

Stanadyne, a Delaware corporation formed in 1988, is a wholly-owned subsidiary of SIHC, a Delaware corporation formed in 1997. SIHC is a wholly-owned subsidiary of Holdings, a Delaware corporation formed in 2004. A majority of the outstanding equity of Holdings is owned by funds managed by Kohlberg Management IV, L.L.C., an affiliate of Kohlberg and Company L.L.C. (“Kohlberg”). On August 6, 2004, Kohlberg, through a series of transactions (the “Transactions”) purchased the outstanding equity of SIHC from American Industrial Partners Capital Fund II, L.P. (“AIP”) and certain other stockholders (the “Sellers”). AIP had purchased Stanadyne from Metromedia Company (“Metromedia”) on December 11, 1997.

OVERVIEW

Stanadyne is one of only five independent worldwide manufacturers of diesel fuel injection systems selling to the geographic areas in which the Company competes. Net sales for Stanadyne were $250.6 million, $185.8 million and $280.5 million for 2010, 2009 and 2008, respectively. Operating income for Stanadyne was $20.9 million, $2.5 million and $34.2 million for 2010, 2009 and 2008, respectively. Total assets of Stanadyne were $381.0 million, $377.5 million and $417.1 million at December 31, 2010, 2009 and 2008, respectively.

Products. Stanadyne manufactures its own proprietary products including pumps for gasoline engines and diesel engines (up to 250 horsepower, an engine range comprising approximately 90% of all diesel engines produced worldwide), injectors and filtration systems for diesel engines and various non-proprietary products manufactured under contract for other companies. Stanadyne sells its fuel injection products to its customers on an individual component basis or by complete line. The primary focus of Stanadyne is the agricultural and industrial off-highway segments of the market. Fuel pumps and injectors, Stanadyne’s primary products, are the most highly engineered, precision manufactured components on a diesel engine and comprise the core components of a diesel engine’s fuel system. Because fuel system components are so elemental to the proper functioning and optimal performance of a diesel engine, they are essentially custom engineered for a specific engine platform. As a result, the Company typically supplies these components on a sole source basis for the life of engine platforms and enjoys a leading position in the aftermarket for its products. Stanadyne also manufactures diesel fuel management systems including fuel filters, fuel heaters and water separators, oil pumps and other precision manufactured components and distributes diesel fuel conditioners, stabilizers and diesel engine diagnostic equipment. Due to its competencies in precision manufacturing, assembly and testing of complex products, the Company has been successfully pursuing business to manufacture and assemble, on an exclusive contract basis, components designed by other companies.

Customers. Stanadyne’s primary customers are OEMs of diesel engines. Stanadyne’s largest customers, Deere & Company (“Deere”), Cummins, Inc (“Cummins”) and Daimler, AG (“Daimler”) accounted for $123.4 million, or 49.2% of Stanadyne’s 2010 net sales. In 2009, Deere, General Engine Products (“GEP”), and Daimler accounted for $80.9 million, or 43.5% of Stanadyne’s 2009 net sales. In 2008, Deere, GEP and Cummins accounted for $130.9 million, or 46.7% of Stanadyne’s 2008 net sales. Deere was the only customer that accounted for more than 10% of Stanadyne’s net sales in 2010, 2009 and 2008, at 35.4%, 27.5% and 33.1%, respectively. Effective November 1, 2006, Stanadyne and Deere entered into a five-year supply agreement. Stanadyne and Deere are in the early stages of negotiating a new supply agreement.

Stanadyne supports the servicing of its own products through sales of aftermarket units and parts to the service organizations of its OEM customers, through its own global network of authorized distributors and dealers, and through major aftermarket distribution companies. Total shipments to all service market channels represented 46.0%, 52.2% and 43.0% of Stanadyne’s sales in 2010, 2009 and 2008, respectively.

Joint Venture. The Company has a joint venture with Amalgamations Private Limited in the state of Tamil Nadu, India. The joint venture, named Stanadyne Amalgamations Private Limited (“SAPL”), started manufacturing diesel fuel injection equipment for export markets in the second quarter of 2003. Through additional investment in 2010, Stanadyne’s controlling share increased from 51.1% to 64.9%.

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

PATENTS AND TRADEMARKS

The Company relies upon patent, trademark and copyright protection as well as upon unpatented technological know-how and other trade secrets for certain products, components, processes and applications. However, the Company’s operations are not dependent upon any single or related group of patents, copyrights or trademarks or their duration. The patents have remaining durations of between 1 and 13 years. The Company considers its proprietary information important, especially in the maintenance of its competitive position in the aftermarket business, and actively protects its intellectual property rights.

EMPLOYEES

At December 31, 2010, the Company employed approximately 1,800 people of whom approximately 31% were salaried and 69% were hourly employees. All of the Company’s employees are non-unionized with the exception of those in Stanadyne, S.p.A. (“SpA”). The Company believes its relations with its employees are good.

TECHNOLOGY, RESEARCH AND DEVELOPMENT

Engine manufacturers are required to continually improve engine performance and fuel economy. Accordingly, the Company’s research and development investment is significant. In general, the Company funds its own research and development expenses, although some of those expenses may be customer-funded during the pre-production program phase. Research and development costs incurred for 2010, 2009 and 2008 were $15.2 million, $13.2 million and $15.8 million, respectively, of which $1.5 million, $0.5 million and $1.3 million, respectively, were reimbursed by customers.

Once an OEM commits to purchasing a product from the Company, which usually occurs one to three years into the development or application process, the Company may need to make capital expenditures for the machinery, equipment and tooling necessary for engine program launch, ramp-up and production volume increases. Furthermore, given the significant existing investment in plant and equipment already made, the Company has on-going programs to maintain, upgrade and replace its fixed assets. In 2010, 2009 and 2008, the Company spent $14.9 million, $8.5 million and $8.7 million, respectively, on capital expenditures.

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

The sales to OEM and Service customers during 2010, 2009 and 2008 were as follows (dollars in millions):

	2010	2009	2008
OEM	$135.3	$88.8	$159.9
Service	115.3	97.0	120.6

Total net sales	$250.6	$185.8	$280.5

Information regarding net sales to geographic areas, operating income from manufacturing facilities in geographic areas and assets by geographic areas for the years ended December 31, 2010, 2009 and 2008 appear below (dollars in millions).

	2010	2009	2008
* Net sales:
United States	$107.1	$90.7	$130.8
Germany	31.0	23.0	24.8
Mexico	27.1	13.9	35.9
France	23.2	16.9	24.0
All other geographic areas	62.2	41.3	65.0

Total net sales	$250.6	$185.8	$280.5

* Net sales were the same for Holdings and Stanadyne.

Holdings operating income (loss):
United States	$27.6	$18.6	$37.9
Italy	(1.8)	(11.8)	(1.3)
India	(3.2)	(1.7)	(0.9)
China	(1.7)	(2.6)	(1.5)

Total operating income	$20.9	$2.5	$34.2

Stanadyne operating income (loss):
United States	$27.6	$18.7	$38.0
Italy	(1.8)	(11.8)	(1.3)
India	(3.2)	(1.7)	(0.9)
China	(1.7)	(2.6)	(1.5)

Total operating income	$20.9	$2.6	$34.3

	December 31, 2010	December 31, 2009
* Long-lived assets:
United States	$44.5	$49.2
Italy	12.5	16.7
India	12.7	6.2
China	10.3	6.8

Total long-lived assets	$80.0	$78.9

*	Long-lived assets were the same for Holdings and Stanadyne.

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

ENVIRONMENTAL MATTERS

The Company’s facilities are subject to federal, state and local environmental requirements, including those governing discharges to the air and water, the handling and disposal of industrial and hazardous wastes, and the remediation of contamination associated with releases of hazardous substances. The Company operates under various environmental permits and approvals, the violation of which may subject the Company to fines and penalties. There are no known violations of environmental permits or approvals that may have a material adverse effect to the Company’s financial position or results of operations. The Company’s manufacturing operations involve the use of hazardous substances and, if a release of hazardous substances occurs or has occurred on or from the Company’s facilities, the Company may be held liable and may be required to pay the cost of remedying the condition. The amount of any such liability could be material. Pursuant to the terms of the acquisition of the Company on December 11, 1997, Metromedia agreed to conduct and complete remediation of soil and groundwater contamination at the Company’s Windsor, CT and Jacksonville, NC locations. While many of these remediations are underway and Metromedia agreed to complete these remediations and has indemnified the Company with respect to these matters and certain other environmental matters, there can be no assurance that Metromedia has the ability to completely fulfill its obligations to indemnify the Company for such matters. While the Company believes Metromedia will be able to meet its financial obligations, if Metromedia is unable to do so, the Company would be responsible for such matters and the cost could be material. Metromedia’s commitment to indemnify the Company has not changed as a result of the Transactions.

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

Our material weaknesses in internal control over financial reporting may adversely affect our ability to accurately report our financial results

At December 31, 2010, the Company had material weaknesses in internal control over financial reporting. As described in Item 9A of this Annual Report on Form 10-K, management believes that at December 31, 2010, we have made enhancements to strengthen the controls and procedures. However, because the reliability of the internal control process requires repeatable execution the successful remediation of the material weaknesses will require review and additional evidence of effectiveness prior to management concluding that the controls are effective. Some of the enhancements that we have implemented in the fourth quarter of 2010 have not been in place for a sufficient period of time to demonstrate that their effectiveness is sustainable. Therefore, we will require additional time to validate that we have fully remediated the material weaknesses. Until management is able to ensure the effectiveness of the Company’s disclosure controls and procedures, the material weaknesses may materially adversely affect the Company’s ability to report accurately its financial information in a timely and reliable manner. If we fail to maintain effective controls over financial reporting in the future, it could result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis and which may adversely affect our financial statements.

We are subject to worldwide economic cycles.

Worldwide economic cycles affect the markets that the Company’s business serve and could affect demand for the Company’s products and impact profitability. Among other factors, disruptions in the global credit and financial markets, including diminished liquidity and credit availability, swings in consumer confidence and spending, unstable economic growth and fluctuations in unemployment rates could cause further economic instability and could have a negative impact on the Company’s results of operations, financial condition and liquidity and make it difficult to accurately forecast and plan future business activities. Demand for the Company’s products may be affected by continued uncertainty regarding the overall economic outlook for both U.S. and non-U.S. economies.

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

Because of the relative importance of our largest customers and the high degree of concentration with OEMs in the off-highway markets, our business is exposed to a high degree of risk related to customer concentration. Our top five customers represented 58.6% of net sales in 2010. None of our top customers are obligated to continue to produce the engines which require our products or renew contracts with us when they expire. A substantial decrease in orders from any of our large customers could have a material adverse effect on us. Even if we maintain our relationships, net sales concentration as a result of these relationships increases the potential impact to our business that could result from any changes in the economic terms of that relationship. Any change in our relationships could have a material impact on our financial position and results of operations. Any changes could, for example, result in decreased sales. Relationships with our customers for the development of new products are also important, and our net sales will be significantly diminished if we fail to maintain these prospective development relationships. In addition, because our customer base is highly concentrated and the maintenance of these relationships is of significant importance to us, from time to time we may find it necessary to allow price reductions as to certain of our products. If we were unable to reach agreement on pricing with one or more of our major customers, or if we were forced to accept an economic arrangement in which pricing was materially lower than in our past experience, our sales and profitability would be materially harmed.

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

Increases in our raw material costs or the loss of a substantial number of our suppliers could adversely affect our financial health.

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

We are highly leveraged, and such leverage could adversely affect our ability to fulfill our debt obligations and may place us at a competitive disadvantage in our industry.

We are highly leveraged, and such leverage may have negative consequences since we must dedicate a substantial portion of our cash flow to debt service. Our significant leverage may:

•	increase our vulnerability to adverse changes in general economic, industry and competitive conditions;

•

require us to dedicate a substantial portion of our cash flows from operations to payments on our debt, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, product development efforts, and other general operating requirements;

•	restrict us from pursuing business opportunities; and

•	place us at a competitive disadvantage compared to competitors that have less debt.

Our business may not generate cash flow in an amount sufficient to enable us to pay the principal of, or interest on, our indebtedness. If we cannot fund our liquidity needs, we will have to take actions such as reducing or delaying capital expenditures and product development efforts; reducing headcount, selling assets; restructuring or refinancing our debt; or seeking additional equity capital. Such actions could further negatively impact our ability to generate cash flows. We cannot assure you that any of these actions could, if necessary, be effected on commercially reasonable terms, or at all, or that they would permit us to meet our scheduled debt service obligations. Certain of our debt agreements limit the use of the proceeds from any disposition of assets and, as a result, we may not be allowed, under those agreements, to use the proceeds from such dispositions to satisfy all current debt service obligations. Our current debt agreements limit our ability to incur additional indebtedness, so our ability to borrow additional money may be limited by our debt holders or by conditions in the credit markets. In addition, if we incur additional debt, the risks associated with our substantial leverage, including the risk that we will be unable to service our debt or generate enough cash flow to fund our liquidity needs, could intensify.

Our international operations are subject to uncertainties that could adversely affect our operating results.

Our business is subject to certain risks associated with doing business internationally. Approximately 57.3% of our net sales in 2010 were derived from products sold outside of the United States. In addition, we operate three manufacturing facilities outside of the United States. Accordingly, our future results could be harmed by a variety of factors associated with foreign operations, including:

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

As we continue to expand our business globally, we will also be faced with the operational challenges of managing a significant portion of our business at great distances from our corporate headquarters, hiring talented local employees with the skills necessary to support an international business, indoctrinating international employees regarding Company policies and procedures, and integrating our core infrastructure, including our accounting systems and software. Our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of the factors identified above could adversely affect our international operations and, consequently, our operating results.

We have significant pension obligations with respect to our employees.

A portion of our active and retired employees participate in defined benefit pension plans. As of December 31, 2010, the fair value of assets of our pension plan was less than the projected benefit obligation of the plan. The Company is obligated to provide the required levels of benefits regardless of the value of the underlying assets, if any, of the applicable pension plan. These underlying assets are subject to investment risk and market fluctuation which may require additional cash contributions from us to pay benefits which could have an adverse material impact on our ability to generate sufficient cash to invest in the growth of the business.

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

In addition, our products are applied to engines and vehicles which are subject to various emission standards and regulations which vary by geographic market. We continually seek to incorporate new design features into our products to assist customers in meeting those emissions standards and regulations applicable to their product offerings, including engines and vehicles. Although a plan to revise an existing emission standard or regulation is generally known by the public a few years in advance of enforcement, providing the opportunity to make changes to products in order to comply with the anticipated changes to the emissions standard or regulation, any subsequent changes to such plan could have a direct and significant effect on our customers’ ability to sell their products, and correspondingly, our ability to sell products to such customers.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new regulations from the SEC, are creating uncertainty for public companies such as ours. These laws, regulations, and standards are subject to varying interpretations in many cases and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our efforts to comply with evolving laws, regulations, and standards have resulted in, and are likely to continue to result in, increased selling, general, and administrative expenses and an increase of our management’s time and attention. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal control over financial reporting have required the commitment of significant financial and managerial resources.

Holdings is solely responsible for paying certain promissory notes it issued and since it has no independent operations and its subsidiaries are restricted up to a certain limit, from making distributions to Holdings, Holdings may be unable to repay the notes.

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

Below is a summary of the existing facilities:

Location	Square Footage	Type of Interest	Principal Use
Windsor, CT	571,000	Owned	Corporate Offices, Engineering Center, Manufacturing, Sales and Marketing
Jacksonville, NC	110,000	Owned	Manufacturing
	20,000	Leased	Manufacturing, Distribution
Washington, NC	177,000	Owned	Manufacturing
Brescia, Italy	185,000	Owned	Manufacturing, Engineering, Sales and Marketing
Chennai, India	130,000	Leased	Manufacturing, Engineering, Sales and Marketing
Changshu, China	130,000	Leased	Manufacturing, Engineering, Sales and Marketing

ITEM 3.	LEGAL PROCEEDINGS

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

As of March 1, 2011, SIHC was the holder of record of all the outstanding shares of common stock, par value, $.01 per share, of Stanadyne (the “Stanadyne Common Stock”). Also as of March 1, 2011, Holdings was the holder of record of all the outstanding shares of common stock, par value, $.01 per share, of SIHC (the “SIHC Common Stock”). There is no established trading market for the Stanadyne Common Stock or SIHC Common Stock. Stanadyne is restricted in the amount of dividends it can pay under the covenants of its revolving credit agreements. Stanadyne does not have any compensation plans under which its equity securities are authorized for issuance.

As of March 1, 2011, Holdings is authorized by its Certificate of Incorporation to issue 150,000,000 shares of common stock, par value $.01 per share (“Holdings Common Stock”), of which 105,615,081 shares were outstanding. Holdings is restricted from paying dividends under the covenants of its Discount Notes indenture. A group of investors led by Kohlberg and current and retired members of management of the Company, totaling 32 holders, own substantially all of Holdings Common Stock. There is no established trading market for Holdings Common Stock.

Neither Stanadyne nor Holdings regularly pays or declares cash dividends. However, on occasion Stanadyne has paid cash dividends to SIHC which in turn has paid dividends to Holdings. These dividends were in compliance with the terms of the U.S. Revolver and the indenture governing the Notes.

Holdings created the KSTA Holdings, Inc. 2004 Equity Incentive Plan (“Option Plan”), which provides for the grant of non-qualified stock options to certain key employees and/or directors of the Company. The following table sets forth information regarding the Option Plan as of December 31, 2010. Holdings’ stockholder-approved Option Plan is described further in Note 16 of the Notes to Consolidated Financial Statements contained in Item 8 of this Report.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	14,978,750	(1)	$0.51	316,170

Equity compensation plans not approved by security holders	None		Not applicable	Not applicable

Total	14,978,750	(1)	$0.51	316,170

(1)	Consists of 3,046,250 vested outstanding exercisable options and 11,932,500 unvested outstanding options.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated historical financial and operating data of the Company and its subsidiaries for the five years ended December 31, 2010. The selected consolidated financial data were derived from the consolidated financial statements of the Company for the years ended December 31, 2010, 2009, 2008, 2007 and 2006. The data presented below should be read in conjunction with the Company’s consolidated financial statements and the related footnotes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Because of the sale of Precision Engine Products Corp. (“PEPC” or “Precision Engine”) in 2006, assets and liabilities of PEPC that were sold are excluded from the respective captions as they represented assets and liabilities held for sale in all periods presented prior to their sale. Additionally, PEPC revenues, expenses and costs have been excluded from the respective captions as they represented income (loss) from discontinued operations, net of income taxes, for all periods presented prior to the PEPC sale (dollars in thousands).

STANADYNE HOLDINGS, INC.			Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
							(Unaudited)
Statement of Operations Data:
Net sales			$250,593	$185,848	$280,473	$292,410	$301,803
Cost of goods sold			177,380	139,031	203,524	221,776	233,628

Gross profit			73,213	46,817	76,949	70,634	68,175
Selling, general and administrative expenses	(a	)	52,361	37,760	42,733	33,903	42,927
Goodwill impairment	(b	)	—	6,547	—	—	—

Operating income			20,852	2,510	34,216	36,731	25,248
Interest expense and other, net			(30,800)	(29,726)	(28,952)	(28,145)	(29,053)

(Loss) income before income tax expense (benefit)			(9,948)	(27,216)	5,264	8,586	(3,805)
Income tax expense (benefit)	(c	)	38	(3,510)	3,087	9,525	(1,236)
Net (loss) income from continuing operations			(9,986)	(23,706)	2,177	(939)	(2,569)

Non-controlling interest in loss (income) of consolidated subsidiary			1,508	886	47	(76)	72

(Loss) income from continuing operations attributable to stockholders			$(8,478)	$(22,820)	$2,224	$(1,015)	$(2,497)

						(Unaudited)	(Unaudited)
Balance Sheet Data (at year end):
Property, plant and equipment, net			$80,023	$78,860	$80,933	$93,037	$98,117
Total assets			382,072	378,828	418,859	434,757	443,375
Long-term debt and capital leases (including current portion)			276,984	267,497	273,530	268,937	262,756
Total equity			1,569	14,037	31,123	48,992	42,938
Ratio of earnings to fixed charges (See Exhibit 12)			(d )	(d )	1.2	1.3	(d )

(a)	2007 included a curtailment gain of $9.1 million related to an amendment to a Company pension plan effective March 31, 2007.
(b)	In the fourth quarter of 2009, the Company recorded a goodwill impairment charge of $6.5 million related to its Stanadyne, SpA reporting unit. Refer to Note 6 of the Consolidated Financial Statements included at Item 8 of this Annual Report for additional information.
(c)	In 2007, the Company recorded a $4.0 million valuation allowance on certain deferred tax assets at its wholly owned subsidiary, Stanadyne, SpA.
(d)	In 2010, 2009 and 2006, ratios are not presented as such amounts were lower than 1.0. The deficiency of earnings at Stanadyne Holdings, Inc. was $9,948, $27,216 and $3,805 during the years ended December 31, 2010, 2009 and 2006, respectively.

ITEM 6.	SELECTED FINANCIAL DATA - (Continued)

STANADYNE CORPORATION		Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
						(Unaudited)
Statement of Operations Data:
Net sales		$250,593	$185,848	$280,473	$292,410	$301,803
Cost of goods sold		177,380	139,031	203,524	221,776	233,628

Gross profit		73,213	46,817	76,949	70,634	68,175
Selling, general and administrative expenses	(a)	52,303	37,700	42,671	33,858	42,824
Goodwill impairment	(b)	—	6,547	—	—	—

Operating income		20,910	2,570	34,278	36,776	25,351
Interest expense and other, net		(18,539)	(17,973)	(18,497)	(18,849)	(20,781)

Income (loss) before income tax expense		2,371	(15,403)	15,781	17,927	4,570
Income tax expense (benefit)	(c)	3,300	(204)	6,004	11,907	842

Net (loss) income from continuing operations		(929)	(15,199)	9,777	6,020	3,728
Non-controlling interest in loss (income) of consolidated subsidiary		1,508	886	47	(76)	72

Income (loss) from continuing operations attributable to stockholder		$579	$(14,313)	$9,824	$5,944	$3,800

					(Unaudited)	(Unaudited)
Balance Sheet Data (at year end):
Property, plant and equipment, net		$80,023	$78,860	$80,933	$93,037	$98,117
Total assets		380,998	377,494	417,105	432,705	440,989
Long-term debt and capital leases (including current portion)		176,984	167,496	180,496	186,137	189,064
Total equity		87,021	102,375	110,795	121,096	108,425
Ratio of earnings to fixed charges (See Exhibit 12)		1.1	(d )	1.8	1.9	1.2

(a)	2007 included a curtailment gain of $9.1 million related to an amendment to a Company pension plan effective March 31, 2007.
(b)	In the fourth quarter of 2009, the Company recorded a goodwill impairment charge of $6.5 million related to its Stanadyne, SpA reporting unit. Refer to Note 6 of the Consolidated Financial Statements included at Item 8 of this Annual Report for additional information.
(c)	In 2007, the Company recorded a $4.0 million valuation allowance on certain deferred tax assets at its wholly owned subsidiary, Stanadyne, SpA.
(d)	In 2009, the ratio is not presented as such amounts were lower than 1.0. The deficiency of earnings at Stanadyne Corporation was $15,403 during the year ended December 31, 2009.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table displays performance details for the periods shown (dollars in thousands).

	Year Ended December 31,
	2010		2009		2008
STANADYNE HOLDINGS, INC.	$	%	$	%	$	%
Net sales	250,593	100.0	185,848	100.0	280,473	100.0
Cost of goods sold	177,380	70.8	139,031	74.8	203,524	72.6
Gross profit	73,213	29.2	46,817	25.2	76,949	27.4
Selling, general and administrative expenses	48,451	19.3	33,761	18.2	38,719	13.8
Amortization of intangibles	3,160	1.3	3,249	1.7	3,264	1.2
Management fees	750	0.3	750	0.4	750	0.3
Goodwill impairment	—	—	6,547	3.5	—	—
Operating income	20,852	8.3	2,510	1.4	34,216	12.2
Net (loss) income attributable to stockholders	(8,478)	(3.4)	(22,820)	(12.3)	2,224	0.8

	Year Ended December 31,
	2010		2009		2008
STANADYNE CORPORATION	$	%	$	%	$	%
Net sales	250,593	100.0	185,848	100.0	280,473	100.0
Cost of goods sold	177,380	70.8	139,031	74.8	203,524	72.6
Gross profit	73,213	29.2	46,817	25.2	76,949	27.4
Selling, general and administrative expenses	48,393	19.3	33,701	18.1	38,657	13.8
Amortization of intangibles	3,160	1.3	3,249	1.7	3,264	1.2
Management fees	750	0.3	750	0.4	750	0.3
Goodwill impairment	—	—	6,547	3.5	—	—
Operating income	20,910	8.3	2,570	1.4	34,278	12.2
Net income (loss) attributable to stockholder	579	0.2	(14,313)	(7.7)	9,824	3.5

COMPARISON OF RESULTS OF OPERATIONS

Executive Overview

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

Our business experienced the benefits of the global economic recovery in 2010. Demand for our products used in the agricultural, industrial, commercial and automotive equipment end markets increased steadily each quarter, reflecting significant year-over-year quarterly sales increases as shown below.

Sales by Quarter - Unaudited

(dollars in millions)

	Q1	Q2	Q3	Q4	Total
2009	$40.3	$47.5	$46.4	$51.6	$185.8
2010	$55.2	$63.8	$69.0	$62.6	$250.6
% Change	37.0%	34.3%	48.7%	21.3%	34.9%

Sales in 2010 totaled $250.6 million, reflecting an increase of $64.8 million or 34.9% from 2009 sales of $185.8 million. Sales in 2010 were higher for virtually every market, customer and industry we serve. Sales to our OEMs represented the largest year-over-year increase with 2010 sales 52.3% higher than 2009. Sales to the service channels in 2010 increased a comparatively smaller 18.8% when compared to 2009. In the fourth quarter, we completed the contract for supply of gasoline direct injection pumps to Daimler with sales totaling $17.4 million in 2010. We are working on other direct injection gasoline pump programs to address a growing demand for these high pressure fuel systems that are well aligned with our engineering capabilities.

Our operating income in 2010 totaled $20.9 million and 8.3% of net sales and was $18.3 million greater than operating income of $2.6 million and 1.4% of net sales in 2009. This significant rebound in earnings was due to the increased levels of sales in 2010 only partially offset by the gradual reversal of cost reductions enacted in 2009. Operating income in 2010 included $11.6 million of costs incurred for a realignment of the Company’s global manufacturing capacity that began in the second quarter of 2009. Consolidation of the North American manufacturing activities from three manufacturing locations to two will result in the closure of the Company’s Windsor, Connecticut manufacturing facility. A majority of the equipment was relocated in 2010, and any remaining reorganization activity should be concluded by mid-2011. We will continue to use our Connecticut facility for engineering and sales and marketing functions as well as our corporate headquarters.

To further execute our global manufacturing strategy during 2010 we completed major expansions to our manufacturing operations in China and India. We relocated our Chennai, India joint venture operation to a larger leased facility, increasing our manufacturing space to 130,000 square feet, that has been equipped to produce rotary style diesel fuel pumps for the local and export markets. We increased our ownership in SAPL from 51.1% to 64.9% while still retaining significant interest in the operation from our valued partner. In China during 2010, we completed an expansion of our leased facility in Changshu to provide for 130,000 square feet of manufacturing space equipped to produce diesel fuel injection equipment for the local and export markets.

Holdings’ cash flows from operations in 2010 were negative $4.4 million, reflecting increases to working capital accounts to support the higher levels of business in 2010, the significant amounts incurred in support of our U.S. plant consolidation, and the increase to cash interest expense related to the Holdings Discount Notes. Cash on hand as of December 31, 2010 totaled $15.9 million and availability under the U.S.-based revolving credit facility totaled $20.2 million, of which $4.9 million was used for standby letters of credit. We recently completed an amendment to the U.S. revolving credit facility to adjust certain terms and conditions to reflect the current market offerings for similar credit arrangements.

2010 COMPARED TO 2009

Net Sales. Net sales for 2010 totaled $250.6 million and were $64.8 million, or 34.9 % more than sales of $185.8 million for 2009. Included in the 2010 sales was an unfavorable currency translation effect of less than 1.0%. Sales to all of our customers, with only few exceptions were significantly higher in 2010 as compared to 2009, reflecting increasing demand in the end markets for our products, including agriculture, heavy duty truck, construction and power generation equipment.

Sales by Customer

(dollars in millions)

	2010	2009	$ Change	% Change
OEM Sales	$135.3	$88.8	$46.5	52.3%
Service Sales	115.3	97.0	18.3	18.8%

Total Sales	$250.6	$185.8	$64.8	34.9%

OEM sales represented 54.0% of our total sales in 2010 as compared to 47.8% in 2009. The increase in our 2010 OEM business was broad-based, with higher sales to most customers, with only few exceptions, as the global economic recession receded for construction, agricultural and industrial equipment. Increased demand from our largest customer, Deere, for products used in their construction and forestry equipment as well as utility tractors resulted in $15.4 million higher sales in 2010 than the prior year. Higher demand from our other major OEM customers, including Caterpillar, Cummins, AGCO SISU POWER (“SISU”), Ford Motor Company (“Ford”), Perkins Engines Co. Ltd. (“Perkins”), Lombardini SRL, Iveco S.p.A., Case New Holland and J C Bamford Excavators Ltd. combined for a $24.3 million increase in 2010 sales as compared to the prior year. Sales of our high pressure gasoline pump to Daimler totaled $17.4 million in 2010, an increase of $5.6 million as compared to the same period a year ago. Our contract with Daimler concluded in the fourth quarter of 2010 as originally scheduled, and Stanadyne will continue to supply high pressure gasoline pumps to the service markets. The only significant exception to the stronger year OEM sales results was a $6.3 million decrease in sales to General Engine Products, Inc. (“GEP”) due to declining demand for fuel pumps used in the military High Mobility Multipurpose Wheeled Vehicle (“HMMWV”).

Sales to the service markets represented 46.0% of our total sales in 2010 as compared to 52.2% in 2009. Demand for products from our service customers began to recover by mid 2010 from the 2009 recessionary levels. Higher service sales in 2010 were most evident with increases in sales to Deere and our central distributors amounting to $22.1 million and $2.4 million, respectively.

Sales in 2010 were significantly higher in all of our major product lines when compared to the prior year, reflecting the rebound from the global recession in all of our lines of business except for fuel pumps used in the military HMMWV sold to GEP. Year-over-year sales increases in our diesel fuel pump, fuel injector, fuel filtration and Precision Components & Assembly product lines ranged from 16.8% to 150.6%, with larger increases reflecting a greater proportion of OEM versus service sales.

Cost of Goods Sold and Gross Profit. Cost of goods sold totaled $177.4 million and 70.8% of net sales in 2010, compared to $139.0 million and 74.8% of net sales in 2009. Gross profit totaled $73.2 million and 29.2% of net sales in 2010, compared to $46.8 million and 25.2% of net sales in 2009. This $26.4 million increase in gross profit was due to the following increases and decreases in 2010 cost of goods sold when compared to 2009:

Increases in gross profit -
Higher sales volume and market/product mix	+$	30.9 million
Lower depreciation expense	+$	4.8 million
Decreases in gross profit -
Higher factory expansion and overhead expenses	-$	5.2 million
Higher 2010 performance bonus	-$	2.9 million
Overhead labor increases	-$	1.1 million
Windsor employee retention bonus	-$	0.1 million

The higher sales volumes in all of our lines of business in 2010 (other than the fuel pumps sold to GEP) resulted in $30.9 million higher gross profit when compared to 2009, although the higher proportion of OEM versus service sales in 2010 lessened the overall increase in gross profit.

Depreciation expense was $4.8 million lower in 2010 as compared to 2009. A large number of used assets were acquired in 2004 with a remaining useful life of 5 years that ended in the third quarter of 2009 resulting in the lower overall depreciation expense in 2010. This benefit was partially offset by $0.8 million of accelerated depreciation on assets in 2010 resulting from the decision to close our Windsor, Connecticut manufacturing facility. While many of the fixed assets used in Windsor have been transferred to our other manufacturing facilities, upon closure of this plant in 2011, we determined that certain fixed assets would no longer be used. We revised our estimate of the useful life of these assets and adjusted the depreciation expense accordingly.

In May 2010, we reversed some of the cost reduction actions taken during 2009, including wage reductions, and increased staff to support higher production volumes resulting in a $1.1 million increase in U.S. overhead labor costs. Expanded operations in our China and India locations resulted in an increase of $5.2 million in factory expansion and overhead costs in 2010 when compared to 2009.

We achieved the EBITDA level in 2010 required by our performance bonus plan. As a result, there was $2.9 million incurred for performance bonus expense in 2010 as compared to no amount incurred in 2009.

The reorganization of our North American operations announced in the second quarter of 2009 will result in the closure of the manufacturing plant in our Windsor, Connecticut location by mid-2011. We are providing a retention bonus to employees of that location to continue working until their jobs are eliminated. The aggregate amount of these bonuses is expected to be approximately $2.5 million of which $1.2 million was expensed in 2010 compared to $1.1 million expensed in 2009.

Selling, General and Administrative Expenses (“SG&A”). SG&A totaled $48.4 million or 19.3% of net sales in 2010, as compared to $33.7 million or 18.1% of net sales in 2009. Salary and other employee benefits reductions enacted in 2009 were reversed in 2010 which, when combined with added expense accruals in accordance with the terms of the 2010 performance bonus plan, accounted for $3.9 million of the higher SG&A expense. Higher levels of business activity in 2010 drove increases in costs for travel of $1.1 million and freight on sales to customers of $1.4 million in 2010 when compared to 2009.

Unrealized losses on foreign denominated debt in our international subsidiaries were $1.1 million more in 2010 than 2009, primarily due to the relatively weaker euro. Professional fees, including the re-audit of our 2007 and 2008 financial periods and the audit of our 2010 results as well as consulting fees to assist in the integration of our IT software with our foreign subsidiaries were $2.0 million more in 2010 than 2009. Costs associated with the consolidation of our U.S. manufacturing operations totaled $7.4 million more in 2010 as compared to 2009, reflecting the amounts paid for equipment relocation, training and salaries related to management of the reorganization process. A majority of the equipment was relocated in 2010 and any remaining reorganization activity should be concluded by mid-2011. Costs associated with the expansion of our operations in China and India totaled approximately $0.6 million less in 2010 as compared to 2009.

Amortization of intangible assets totaled $3.2 million in 2010 and $3.2 million in 2009.

The Company incurred management fees of $750 in 2010 and 2009, payable to Kohlberg & Company L.L.C. for management services provided.

Operating Income. Operating income for Stanadyne in 2010 totaled $20.9 million and 8.3% of net sales and was $18.3 million greater than operating income of $2.6 million and 1.4% of net sales in 2009, despite the significant amounts incurred for reorganization of our U.S. manufacturing operations. Excluding the 2009 goodwill impairment charge of $6.5 million, the year-over-year comparison reflected an increase of $11.8 million that resulted from $26.4 million higher gross profit partially offset by $14.6 million higher SG&A expense. Operating income for Holdings in 2010 was $0.1 million less than for Stanadyne due to additional SG&A costs.

Income tax expense (benefit). Income tax expense for Stanadyne in 2010 totaled $3.3 million and 139.2% of pre-tax income versus an income tax benefit of $0.2 million and 1.3% of pre-tax loss in 2009. The effective income tax rates differ from the amount computed by applying the U.S. statutory rate of 35% to pre-tax income (loss) in 2010 and 2009 primarily because income tax provisions incurred in jurisdictions where Stanadyne generated income and losses, respectively, before income taxes which were, due to valuation allowances, not significantly offset by income tax benefits in jurisdictions where Stanadyne incurred losses before income taxes.

Income tax expense for Holdings in 2010 totaled less than $0.1 million and (0.4)% of pre-tax loss versus an income tax benefit of $3.5 million and 12.9% of pre-tax loss in 2009. The effective income tax rates differ from the amount computed by applying the U.S. statutory rate of 35% to the pre-tax income (loss) in 2010 and 2009 primarily because income tax provisions incurred in jurisdictions where Holdings generated income and losses, respectively, before income taxes which were, due to valuation allowances, not significantly offset by income tax benefits in jurisdictions where Holdings incurred losses before income taxes. Further, a percentage of Holdings interest expense is not deductible for income tax purposes.

Net Income (Loss). Net income for Stanadyne in 2010 totaled $0.6 million or 0.2% of net sales as compared to a net loss in 2009 of $14.3 million or 7.7% of net sales. This $14.9 million increase in net earnings was due to $18.3 million of higher operating income in 2010 partially offset by $0.6 million higher net interest expense on higher levels of debt, $3.5 million higher income taxes and $0.6 million higher loss attributable to the non-controlling interest in SAPL.

Net losses for Holdings in 2010 were $9.1 million more than for Stanadyne due to $12.4 million of additional net interest expense on Holdings’ senior discount notes, partially offset by $3.3 million lower income taxes.

2009 COMPARED TO 2008

Net Sales. Net sales for 2009 totaled $185.8 million and were $94.7 million, or 33.8% less than sales of $280.5 million for 2008. The global recession had a severe negative impact on customer demand in all of our primary end markets for agricultural, industrial and construction equipment. The reduction in customer demand was most severe in the first half of 2009; however, our businesses continued to experience lower sales to most of our OEM and service customers for the entire year.

Sales by Customer
(dollars in millions)

	2009	2008	Change	% Change
OEM Sales	$88.8	$159.9	$(71.1)	(44.5%)
Service Sales	97.0	120.6	(23.6)	(19.6%)

Total Sales	$185.8	$280.5	$(94.7)	(33.8%)

OEM sales represented 48% of our total sales in 2009 as compared to 57% in 2008. The downturn in our 2009 sales was greatest in our OEM markets where we experienced a broad based decrease in customer demand, with only few exceptions, as the global economic recession slowed demand for construction, agricultural and industrial equipment. Decreased demand from our largest customer, Deere, for products used in their construction and forestry equipment as well as utility tractors resulted in $26.6 million lower sales in 2009 than the prior year. Lower demand from our other major OEM customers, including Caterpillar, Cummins, SISU, Ford, Perkins, Lombardini SRL, Iveco S.p.A., Case New Holland and J C Bamford Excavators Ltd. combined for a $32.5 million decrease in 2009 sales as compared to the prior year. Sales to GEP for fuel pumps used in the military HMMWV were also $2.6 million or 13% less in 2009 as production of this vehicle slowed from the prior year rate. The only significant increase in OEM sales in 2009 was for our high pressure gasoline pump sold to Daimler due to an expanded product offering of the gasoline direct injection engine included as an option in the Mercedes C and E-class vehicles. Sales to Daimler increased by $2.1 million in 2009 from the prior year.

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

Selling, General and Administrative Expenses (“SG&A”). SG&A totaled $33.7 million or 18.1% of net sales in 2009, as compared to $38.7 million or 13.8% of net sales in 2008. The lower levels of sales in 2009 drove a number of cost saving measures including staff reductions, a graduated salary reduction of 4%—15%, suspension of certain employee benefits, and no performance bonus due to depressed levels of cash flows that combined for a total of $4.4 million lower employee related costs when compared to 2008. Freight on sales was $0.8 million less in 2009 when compared to 2008, due primarily to the depressed sales volumes. Lower R&D expenses and favorable cost trends in retiree health benefit plans in 2009 accounted for $1.3 million and $0.8 million, respectively, of the year-over-year decrease in SG&A costs. Additional year-over-year savings of $1.8 million in SG&A costs were realized from a number of austerity measures in our China, India and Italy operations. All of these savings were partially offset by $1.9 million of costs incurred for the consolidation of our U.S. manufacturing operations announced in 2009 and $2.0 million for start-up costs including training and salaries to support the relocation of equipment, as well as the cost to move the equipment, for the expanded operations in our China and India locations. The SG&A in our financial statements includes an annual management fee paid to Kohlberg of $0.8 million and amortization of intangible assets of $3.2 million.

Amortization of intangible assets totaled $3.2 million in 2009 and $3.3 million in 2008.

The Company incurred management fees of $750 in 2009 and 2008, payable to Kohlberg & Company L.L.C. for management services provided.

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

Income tax expense (benefit). Income tax benefit for Stanadyne in 2009 totaled $0.2 million and 1.3% of pre-tax loss versus an income tax expense of $6.0 million and 38.0% of pre-tax income in 2008. The effective income tax rates differ from the amount computed by applying the U.S. statutory rate of 35% to pre-tax income (loss) in 2009 and 2008 primarily because income tax provisions incurred in jurisdictions where Stanadyne generated income and losses, respectively, before income taxes which were, due to valuation allowances, not significantly offset by income tax benefits in jurisdictions where Stanadyne incurred losses before income taxes.

Income tax benefit for Holdings in 2009 totaled $3.5 million and 12.9% of pre-tax loss versus an income tax expense of $3.0 million and 58.6% of pre-tax income in 2008. The effective income tax rates differ from the amount computed by applying the U.S. statutory rate of 35% to the pre-tax income (loss) in 2010 and 2009 primarily because income tax provisions incurred in jurisdictions where Holdings generated income and losses, respectively, before income taxes which were, due to valuation allowances, not significantly offset by income tax benefits in jurisdictions where Holdings incurred losses before income taxes. Further, a percentage of Holdings interest expense is not deductible for income tax purposes.

Net Loss. Net losses for Stanadyne in 2009 totaled $14.3 million or 7.7% of net sales as compared to net income in 2008 of $9.8 million and 3.5% of net sales. This $24.1 million decrease in net earnings was due to $31.7 million of lower operating income in 2009 partially offset by $0.5 million lower net interest expense on lower levels of debt, $6.2 million lower income taxes and $0.8 million of loss attributable to the non-controlling interest in SAPL.

Net losses for Holdings in 2009 were $8.5 million more than for Stanadyne due to $11.8 million of additional net interest expense on Holdings’ senior discount notes, partially offset by $3.3 million lower income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash and cash equivalents on hand, which totaled $15.9 million on December 31, 2010, and cash flows from operations. Cash equivalents as of December 31, 2010 consisted of commercial paper and certificates of deposit. Our revolving credit agreement with Wells Fargo Capital Finance, LLC (“U.S. Revolver”) provides for borrowings of up to $30 million, based on Availability, as defined, and is secured by all Stanadyne and SIHC U.S.-based assets, as well as a pledge of 65% of Stanadyne’s stock in SpA, SAPL, and SCC. There were no amounts outstanding under the U.S. Revolver as of December 31, 2010, representing availability of $20.2 million, after considering $4.9 million used for standby letters of credit and other limitations related to available inventory and accounts receivable. On March 25, 2011, the Company and Wells Fargo amended the U.S. Revolver to provide for terms and conditions that reflected current market offerings for similar asset-based lending arrangements. The effect of this amendment reduces the cost of borrowing, increases the amount of eligible collateral and extends the term of the U.S. Revolver by one year to August 13, 2014. We also occasionally utilize capital leasing and, for our foreign operations in China, Italy and India, maintain a combination of overdraft, working capital and term loan facilities with local financial institutions on an as-needed basis.

Indebtedness for Stanadyne as of December 31, 2010 totaled $175.3 million and was comprised of $160.0 million of Notes, $8.5 million in foreign overdraft and revolving credit facilities, $1.3 million of SAPL debentures and $5.5 million in foreign term loans. There were no borrowings under the U.S. Revolver. The credit facility is not subject to financial covenants unless the availability of funds under the U.S. Revolver is less than $4.0 million, when it is then subject to a ratio of earnings to fixed charges covenant.

Indebtedness for Holdings as of December 31, 2010 totaled $275.3 million, comprised of the same debt balances for Stanadyne, plus an additional $100.0 million of Discount Notes. The Discount Notes accreted to their full face value in August 2009. The 12% coupon is payable semi-annually and the first and second payments were made in February and August 2010, respectively, utilizing the proceeds of $6.0 million of dividends received in the first and third quarters of 2010. These dividends were in compliance with the terms of the U.S. Revolver and the indenture governing the Notes.

Our financial position, results of operations and cash flows have been and may continue to be adversely affected by the global recession, significant volatility in the worldwide capital, credit and commodities markets, our reorganization activities, concerns about inflation, lower corporate profits and increased capital spending. Holdings incurred net losses in each of the last two years and negative cash flows from operations in 2010. Stanadyne incurred a net loss in 2009. Holdings and Stanadyne are both highly leveraged with total short term and long term debt of $275.3 million and $175.3 million, respectively, outstanding at December 31, 2010. The Company believes that with cash and cash equivalents on hand, availability under the U.S. Revolver, and expected operating cash flow in 2011, it has sufficient liquidity over the next 12 months to meet its obligations. However, the factors described above create potential uncertainty, and we will continually monitor our revenues and operating cash flow against expectations. In the event the Company’s forecasts to generate sufficient operating cash flow are not realized, the Company may need to reduce headcount, reduce other spending, reduce or delay capital investments and product development, incur more indebtedness, restructure existing indebtedness, or raise additional equity capital, or a combination of these items, which may have a further negative impact on its business, results of operations, and cash flows. There can be no assurances that such additional indebtedness will be available on favorable terms or at all. In addition, our current debt agreements limit our ability to incur additional indebtedness, so our ability to borrow additional money may be limited by our debt holders or by conditions in the credit markets

Cash Flows From Operating Activities. Stanadyne’s cash flows from operating activities generated $ 7.5 million in cash during the year ended December 31, 2010 as compared to $1.7 million in cash generated during the year ended December 31, 2009.

The $5.8 million increase in operating cash flow during the year ended December 31, 2010 as compared to the prior year was due primarily to the $14.3 million reduction in net loss from 2009 to 2010 and a $2.3 million reduction in the use of cash from changes in asset and liability accounts (primarily working capital accounts), offset by reductions of $11.9 million in non-cash and other charges, including depreciation, amortization and goodwill impairment.

Changes in working capital accounts affecting our 2010 cash flows from operating activities included the following:

•

Negative cash flows from changes in accounts receivable were $9.5 million greater in 2010, as customer receivables increased proportionately with the higher levels of sales in 2010 as compared to 2009. There were no significant credit risks in our customer accounts receivable at the end of 2010.

•

Changes in inventory levels required $11.8 million more cash in 2010 than in 2009. As our business activity recovered from the recessionary levels in 2009, higher customer demand in 2010 required increases in inventory at all of our manufacturing locations. Inventory levels increased $9.1 million in 2010 as compared to the $2.7 million inventory reduction in 2009. Inventory turnover was 6.4x in 2010 versus 6.9x in 2009, reflecting a less efficient use of inventory resulting from restructuring activities. The consolidation of our North American operations involves relocation of the entire Windsor, Connecticut manufacturing activity as well as outsourcing the production of certain non-core components to our supply base. This process requires temporary increases in inventory in order to meet customer delivery schedules while we move equipment to a different location.

•

Changes in accounts payable balances required $10.7 million less cash in 2010 than in 2009. Accounts payable balances increased $7.8 million in 2010 as compared to a decrease of $2.9 million in 2009. Accounts payable balances increased proportionately with the higher levels of business in 2010, reflecting the opposite situation experienced in 2009 when accounts payable balances were declining due to reduced business levels.

•

Changes in accrued liabilities and other non-current assets and liabilities consumed $13.0 million more cash in 2010 than in 2009. This difference in year over year cash flows was due primarily to differences in timing of disbursements between the two years, and the disbursement of the performance bonus payments related to 2008 in 2009 with no like payments in 2010 since no bonuses were earned for 2009.

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

Cash flows from operating activities for Holdings were $11.9 million less in 2010 than the amount reported for Stanadyne which was primarily due to $12.0 million of interest payments made in 2010 for Holding’s $100.0 million Discount Notes.

Cash flows from operating activities for Holdings for 2009 and 2008 were substantially the same as the amounts reported for Stanadyne.

Cash Flows From Investing Activities. Cash flows from investing activities in 2010, 2009 and 2008, consumed $14.9 million, $8.5 million, and $8.7 million in cash respectively, primarily reflecting our investment in capital equipment in each of those years.

Capital expenditures in all three years reflected investments in equipment to increase capacity, reduce costs, and improve quality, safety and ergonomics.

Capital expenditures of $7.3 million, $3.1 million and $0.2 million in 2010, 2009 and 2008, respectively, represented capital expenditures for equipment and leasehold improvements for the expansion of our manufacturing operations in India. The expanded operations in India will support the manufacture of diesel fuel pumps for local customers and components for our assembly plants in the U.S. The balance of the capital expenditures in 2010, 2009 and 2008 reflected necessary investments in equipment to support our global operations in the U.S., China, and Italy.

We misclassified $0.1 million of expenditures in each of the three-month periods ended March 31, June 30, and September 30, 2010 as capital expenditures instead of as cash provided by (used in) operating activities. This resulted in an overstatement of capital expenditures of $0.1 million in the three months ended March 31, a cumulative overstatement of $0.1 million in the six months ended June 30, and a cumulative overstatement of

$0.2 million in the nine-months ended September 30, 2010 as reported in our Quarterly Reports on Form 10-Q for the first, second, and third quarters, respectively. These amounts are immaterial to the prior interim periods of 2010 and have been properly classified in the full year results presented within the December 31, 2010 Statements of Cash Flows.

Cash Flows From Financing Activities. Stanadyne’s cash flows from financing activities consumed cash of $1.6 million, $16.9 million and $5.3 million in 2010, 2009 and 2008, respectively.

Cash flows from financing activities in our U.S. operations in 2010 were limited to dividends paid totaling $12.0 million.

Cash flows from financing activities in our foreign operations in 2010 included $1.6 million of cash proceeds from the issuance of debentures by SAPL to the non-controlling interest partners. The debentures pay 11% interest annually and are compulsorily convertible to shares of common equity in SAPL in 2020. The proceeds of the debentures were used to partially fund the acquisition of equipment and working capital to support the expansion of manufacturing operations in SAPL. Cash flows from financing activities in SAPL during 2010 also included cash proceeds of $0.5 million from additional common equity investment from the non-controlling interest partners, as well as $6.8 million of net proceeds from term loan and overdraft facilities, and payments of capital lease obligations totaling $0.7 million. Cash flows from financing activities in SpA included $0.2 million proceeds from overdraft borrowings to finance working capital requirements and payments of capital lease obligations totaling $0.4 million. Cash flows from financing activities in SCC included a $2.4 million increase in overdraft borrowings to finance working capital requirements and payments of capital lease obligations totaling $0.1 million.

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

Cash flows from financing activities in our foreign operations in 2009 included a $0.1 million increase in overdraft borrowings at SAPL to finance working capital requirements, as well as scheduled payments of $0.2 million in term loan obligations. Cash flows from financing activities in Stanadyne, SpA included a $0.4 million of reduced overdraft borrowings totaling $0.4 million. Cash flows from financing activities in SCC were limited to $0.1 million of increased overdraft borrowings to finance working capital requirements.

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

Cash flows from financing activities for Holdings in 2010, 2009 and 2008 included the amounts reported for Stanadyne less the dividends Stanadyne paid as well as $0.1 million in 2010, $0.2 million in 2009 and $0.1 million in 2008 for the repurchase of its common stock due to the repurchase of shares of common stock from former management shareholders.

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

The expected long-term rate of return on assets assumption is developed with reference to historical returns, forward-looking return expectations, the Pension Plan’s investment allocation, and peer comparisons. Stanadyne, with input from the Pension Plan investment advisor, selected an 8.0% expected return assumption which was used for determination of 2010 net periodic pension expense. The investment advisor analyzed actual historical returns and future expected returns of asset class benchmarks appropriate to the Pension Plan’s target investment allocation. The analysis also reflected asset return premiums anticipated as a result of active portfolio management, as appropriate for each benchmark asset class. Based on these considerations, Stanadyne used an expected long-term rate of return assumption of 8.0% for 2010 and 2009. Since the expected return on assets assumption is long-term in nature, changes in this assumption are made less frequently than changes in the discount rate assumption.

The discount rate used to value the pension obligation was developed with reference to a number of factors, including the current interest rate environment, benchmark fixed-income yields, peer comparisons, and expected future pension benefit payments. A discount rate of 5.5 % established for December 31, 2010 reflects a reduction of 0.5% from the 6.0% rate used at December 31, 2009. The discount rate selected is consistent with the market yields on high quality fixed income securities between December 31, 2009 and December 31, 2010. We use a weighted-average of the Moody’s Baa and Aaa rates as a key reference point for discount rate selection. In selecting the discount rate assumption, we also utilize the results of a cash flow model based on the Citigroup Pension Discount Curve. Under this approach, we discounted the expected future benefit payments under the Company’s Pension Plan using the discount curve, and solved for the single discount rate that would produce the same present value.

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

Higher returns on invested Pension Plan assets in 2010 helped increase the value to $78.5 million at December 31, 2010 from $69.2 million at December 31, 2009. Due to the better returns in the U.S. equity markets in 2009, the value of the Pension Plan assets increased to $69.2 million at December 31, 2009, from $54.6 million at December 31, 2008. The Company contributed $5.3 million and $2.4 million to the Pension Plan in 2010 and 2009, respectively and expects the minimum required contribution to the Pension Plan in 2011 to be approximately $6.0 million.

During 2010, the unfunded liability for the combined Pension Plan and non-qualified plan decreased by $2.0 million from the prior year to $31.4 million as of December 31, 2010. The higher return on invested assets was more than offset by an increase in the projected benefit obligation due to the reduction in discount rate. This increased liability resulted in an equal pretax amount included in accumulated other comprehensive income.

During 2009, the unfunded liability for the combined Pension Plan and non-qualified plan decreased by $7.5 million from the prior year to $33.4 million as of December 31, 2009. This reduced liability resulted in an equal pretax amount included in accumulated other comprehensive income.

OFF-BALANCE SHEET OBLIGATIONS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of December 31, 2010, the Company had the following obligations and commitments:

	Payments Due By Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(dollars in thousands)
Operating Leases	$7,126	$929	$1,712	$1,572	$2,913
Capital Leases	2,187	512	838	435	402
Senior Subordinated Debt	160,000	—	—	160,000	—
Interest on Fixed Rate Debt	57,956	16,000	32,000	9,956	—
Long-Term Debt (1)	15,266	9,239	2,728	3,299	—
Purchase Obligations (2)	2,504	2,504	—	—	—
Other Long-Term Liabilities (3)	15,148	6,922	1,000	1,407	5,819

Total - Stanadyne	260,187	36,106	38,278	176,669	9,134
Unsecured Notes	100,000	—	—	100,000	—
Interest on Unsecured Notes	49,467	12,000	24,000	13,467	—

Total - Holdings	$409,654	$48,106	$62,278	$290,136	$9,134

(1)	No interest expense has been included in the obligation due to uncertainty of the underlying variable interest rates.
(2)	Consists of obligations for capital purchases of plant improvements, machinery and equipment. Not included in these amounts are the routine trade commitments the Company enters into with its suppliers for the purchase of raw materials and other goods and services under customary purchase order terms. The Company is unable to determine the aggregate value of these purchase orders and does not have any material agreements for purchases that exceed expected requirements to satisfy customer demand.
(3)	Consists of estimated benefit payments over the next ten years to retirees under an unfunded domestic nonqualified pension plan, the 2010 minimum pension contribution for the Stanadyne pension plan, an uncertain income tax position and, with respect to the Italian subsidiary, an unfunded leaving indemnity liability.

CRITICAL ACCOUNTING POLICIES

We prepare the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The issues involving significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include: revenue recognition, impairment of long-lived assets goodwill and other intangibles, product warranty reserves, inventory reserves for excess or obsolescence, pension and postretirement benefit liabilities and self-insurance reserves.

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

Impairment of Long-Lived Assets, Goodwill and Other Intangible Assets. The Company evaluates the carrying value of long-lived assets (including property and equipment, goodwill and other intangible assets) when events or circumstances warrant such a review. Goodwill and intangible assets with indefinite lives are tested for impairment annually during the fourth fiscal quarter each year or more often if events or circumstances indicate a reduction in the fair value below the carrying value. Goodwill is allocated and reviewed for impairment by reporting unit. The goodwill is allocated to the reporting unit in which the business that created the goodwill resides. To test for goodwill impairment, the carrying value of each reporting unit is compared with its fair value. If the carrying value of the goodwill or long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset (see Note 6).

Product Warranty Reserves. The Company provides an accrual for the estimated future warranty costs of its products at the time the sale is recognized. These costs are based upon analyses of historical experience of product returns and the related cost.

Inventory Reserves. Inventories are stated at the lower of cost or market. The principal components of costs included in inventories are materials, labor, subcontract costs and overhead. The Company uses the last-in/first-out (“LIFO”) method of valuing its inventory, except for the inventories of SCC, SpA and SAPL, which are valued using the first-in/first-out (“FIFO”) method. Application of purchase accounting to the Company’s inventories in conjunction with the 2004 change in control resulted in a base year LIFO inventory value that is greater than the current FIFO value. The LIFO inventory reserve value represents the amount necessary to state the Company’s U.S.-based inventories valued on a FIFO to LIFO basis.

Pension and Other Postretirement Benefit Liabilities. The Company amortizes unrecognized gains and losses exceeding 10% of the accumulated benefit obligation for the pension plans and for the health and life insurance benefits over the average remaining service period of the plan participants. This period approximates the period during which the benefits are earned. This amortization method of postretirement benefit obligations distributes gains and losses over the benefit period of the participants thereby minimizing any volatility caused by actuarial gains and losses.

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

NEW ACCOUNTING STANDARDS

Multiple-Deliverable Revenue Arrangements. In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company has determined that ASU No. 2009-13 had no impact on its financial statements.

Fair Value Measurements and Disclosures. In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, which amends ASC 820, Fair Value Measurements and Disclosures. This ASU requires disclosures of transfers into and out of Levels 1 and 2, more detailed roll forward reconciliations of Level 3 recurring fair value measurements on a gross basis, fair value information by class of assets and liabilities, and descriptions of valuation techniques and inputs for Level 2 and 3 measurements. The effective date was the second quarter of fiscal year 2010 except for the roll forward reconciliations, which are required in the first quarter of fiscal year 2011. The adoption of the applicable provisions of this guidance did not have a material effect on the Company’s consolidated financial statements. The Company does not expect the adoption of the remaining provision of this guidance to have a material impact on its consolidated financial statements.

Compensation-Retirement Benefits. The Company adopted FASB ASC 715, Compensation-Retirement Benefits (FSP Financial Accounting Statement (FAS) 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets). ASC 715 requires additional disclosures relating to how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the levels within the fair value hierarchy in which the measurements fall, a reconciliation of the beginning and ending balances for Level 3 measurements, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The adoption did not have a material effect on the Company’s consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks including changes in interest rates and changes in foreign currency exchange rates as measured against the U.S. dollar.

Interest Rate Risk. The carrying values of the Company’s revolving credit lines and term loans approximate fair value. The revolving credit line in the U.S. is priced based on 90-day LIBOR. The revolving credit and terms loans in the international operations are priced based on prevailing market rates that are adjusted every one to twelve months. A 10% change in the interest rate on the revolving credit lines and term loans would have increased or decreased the 2010 interest expense by less than $0.1 million. The Notes and Discount Notes bear interest at a fixed rate and, therefore, are not sensitive to interest rate fluctuation. The fair value of the Notes based on bid prices at December 31, 2010 was $161.6 million. The fair value of Holdings’ Discount Notes based on bid prices at December 31, 2010 was $94.1 million.

Foreign Currency Risk. The Company has operating subsidiaries in China, Italy, and India and therefore is exposed to changes in foreign currency exchange rates. Changes in exchange rates may positively or negatively affect the Company’s sales, gross margins, and retained earnings. However, historically, these locations have contributed less than 15% of the Company’s net sales and retained earnings, with most of these sales attributable to the Italian subsidiary. The Company also sells its products from the United States to foreign customers for payment in foreign currencies as well as U.S. dollars. Foreign currency exchange losses totaled $0.5 million in 2010 and foreign currency exchange gains totaled $0.7 million in 2009. The Company does not hedge against foreign currency risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of Stanadyne Holdings, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in equity and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of Stanadyne Holdings, Inc. and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut
March 31, 2011

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholder of Stanadyne Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in equity and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of Stanadyne Corporation and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut
March 31, 2011

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(dollars in thousands)

	December 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$15,949	$24,918
Accounts receivable, net of allowance for uncollectible accounts of $288 and $317 as of December 31, 2010 and 2009, respectively	32,777	28,360
Inventories, net	33,183	24,555
Prepaid expenses and other assets	4,272	2,766
Deferred income taxes	2,149	1,590

Total current assets	88,330	82,189
Property, plant and equipment, net	80,023	78,860
Goodwill	136,705	136,705
Intangible and other assets, net	77,014	81,074

Total assets	$382,072	$378,828

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$23,611	$16,705
Accrued liabilities	27,481	23,621
Current maturities of long-term debt	9,239	4,336
Current portion of capital lease obligations	384	601

Total current liabilities	60,715	45,263
Long-term debt, excluding current maturities	266,027	260,323
Deferred income taxes	8,533	9,800
Capital lease obligations, excluding current portion	1,334	2,237
Other non-current liabilities	43,100	47,168

Total liabilities	379,709	364,791

Commitments and Contingencies
Redeemable non-controlling interest	794	—

Equity:
Stockholders’ Equity:
Common stock, par value $.01, 150,000,000 authorized shares, 106,505,081 issued shares, and 105,615,081 and 105,815,081 outstanding shares as of December 31, 2010 and 2009, respectively	1,065	1,065
Additional paid-in capital	52,973	54,285
Accumulated other comprehensive loss	(8,178)	(5,957)
Accumulated deficit	(43,640)	(33,893)
Treasury stock, at cost, 890,000 and 690,000 shares as of December 31, 2010 and 2009, respectively	(651)	(557)

Total stockholders’ equity	1,569	14,943
Non-controlling interest	—	(906)

Total equity	1,569	14,037

Total liabilities and equity	$382,072	$378,828

See accompanying notes to consolidated financial statements.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(dollars in thousands)

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Net sales	$250,593	$185,848	$280,473
Cost of goods sold	177,380	139,031	203,524

Gross profit	73,213	46,817	76,949
Selling, general, administrative and other operating expenses	52,361	37,760	42,733
Goodwill impairment	—	6,547	—

Operating income	20,852	2,510	34,216
Other income (expense):
Interest income	266	360	882
Interest expense	(31,122)	(30,086)	(29,834)
Other income	56	—	—

(Loss) income before income tax expense (benefit)	(9,948)	(27,216)	5,264
Income tax expense (benefit)	38	(3,510)	3,087

Net (loss) income	(9,986)	(23,706)	2,177
Non-controlling interest in loss of consolidated subsidiary	1,508	886	47

Net (loss) income attributable to stockholders	$(8,478)	$(22,820)	$2,224

See accompanying notes to consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount				Shares	Amount
January 1, 2008	106,430,081	1,064	54,085	7,247	(13,297)	365,000	(229)	48,870	122	48,992
Common stock issued	75,000	1	35					36		36
Purchase of treasury stock, at cost						112,500	(106)	(106)		(106)
Stock compensation expense			102					102		102
Comprehensive loss:
Net income					2,224			2,224	(47)	2,177
Foreign currency translation adjustment				(1,912)				(1,912)	(34)	(1,946)
Additional pension liability, net of tax of $10,505				(18,132)				(18,132)		(18,132)

December 31, 2008	106,505,081	1,065	54,222	(12,797)	(11,073)	477,500	(335)	31,082	41	31,123
Purchase of treasury stock, at cost						212,500	(222)	(222)		(222)
Stock compensation expense			63					63		63
Comprehensive loss:
Net loss					(22,820)			(22,820)	(886)	(23,706)
Foreign currency translation adjustment				2,121				2,121	(61)	2,060
Additional pension liability, net of tax of $2,780				4,719				4,719		4,719

December 31, 2009	106,505,081	1,065	54,285	(5,957)	(33,893)	690,000	(557)	14,943	(906)	14,037
Purchase of treasury stock, at cost						200,000	(94)	(94)		(94)
Stock compensation expense			37					37		37
Partner investment in SAPL									542	542
Activity attributable to redeemable non-controlling interest			(1,349)					(1,349)	578	(771)
Adjustment of the redeemable non-controlling interest to redemption value					(1,269)			(1,269)		(1,269)
Comprehensive loss:
Net loss					(8,478)			(8,478)	(239)	(8,717)
Foreign currency translation adjustment				(677)				(677)	25	(652)
Additional pension liability, net of tax of $899				(1,544)				(1,544)		(1,544)

December 31, 2010	106,505,081	$1,065	$52,973	$(8,178)	$(43,640)	890,000	$(651)	$1,569	$—	$1,569

See accompanying notes to consolidated financial statements.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(9,986)	$(23,706)	$2,177
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	14,777	19,632	21,535
Amortization of debt issuance costs	1,695	8,791	12,217
Goodwill impairment	—	6,547	—
Deferred income taxes	(578)	(6,317)	(4,282)
Loss on disposal of property, plant and equipment	9	93	150
Stock compensation expense	37	63	102
Changes in assets and liabilities:
Accounts receivable	(4,927)	4,580	2,809
Inventories	(9,136)	2,697	2,443
Prepaid expenses and other assets	(2,114)	(945)	55
Accounts payable	7,795	(2,931)	(4,448)
Accrued liabilities	3,829	(7,873)	(4,258)
Other non-current liabilities	(5,837)	1,144	(3,537)

Net cash (used in) provided by operating activities	(4,436)	1,775	24,963

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,896)	(8,495)	(8,695)
Proceeds from disposal of property, plant and equipment	—	—	25

Net cash used in investing activities	(14,896)	(8,495)	(8,670)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	—	36
Proceeds from foreign long-term debt	5,631	—	662
Payments on foreign long-term debt	(212)	(194)	(375)
Proceeds from foreign overdraft facilities	5,821	1,639	3,590
Payments on foreign overdraft facilities	(1,837)	(1,738)	(2,930)
Payments on long-term debt	—	(15,000)	(6,200)
Proceeds from issuance of debt to non-controlling interest	1,627	—	—
Proceeds from investment by non-controlling interest	542	—	—
Payments on capital lease obligations	(1,155)	(445)	(55)
Purchase of treasury stock	(94)	(222)	(106)
Payment of debt issuance cost	(29)	(1,176)	—

Net cash provided by (used in) financing activities	10,294	(17,136)	(5,378)

Net (decrease) increase in cash and cash equivalents	(9,038)	(23,856)	10,915
Effect of exchange rate changes on cash and cash equivalents	69	(236)	145
Cash and cash equivalents at beginning of period	24,918	49,010	37,950

Cash and cash equivalents at end of period	$15,949	$24,918	$49,010

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:

During the years ended December 31, 2010, 2009 and 2008, Stanadyne Holdings, Inc. and subsidiaries entered into capital leases for new equipment resulting in capital lease obligations of $155, $548 and $1,056, respectively.

See accompanying notes to consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(dollars in thousands)

	December 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$15,948	$24,917
Accounts receivable, net of allowance for uncollectible accounts of $288 and $317 as of December 31, 2010 and 2009, respectively	32,777	28,360
Inventories, net	33,183	24,555
Prepaid expenses and other assets	4,272	2,766
Deferred income taxes	2,149	1,590

Total current assets	88,329	82,188
Property, plant and equipment, net	80,023	78,860
Goodwill	136,705	136,705
Intangible and other assets, net	75,941	79,741

Total assets	$380,998	$377,494

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$23,611	$16,706
Accrued liabilities	22,959	19,077
Current maturities of long-term debt	9,239	4,335
Current portion of capital lease obligations	384	601

Total current liabilities	56,193	40,719
Long-term debt, excluding current maturities	166,027	160,323
Deferred income taxes	22,803	22,644
Capital lease obligations, excluding current portion	1,334	2,237
Due to Stanadyne Holdings, Inc.	3,726	2,028
Other non-current liabilities	43,100	47,168

Total liabilities	293,183	275,119

Commitments and Contingencies
Redeemable non-controlling interest	794	—

Equity:
Stockholder’s Equity:
Common stock, par value $.01, authorized 10,000 shares, issued and outstanding 1,000 shares	—	—
Additional paid-in capital	97,674	105,000
Accumulated other comprehensive (loss) income	(8,178)	(5,957)
Retained earnings	(2,475)	4,238

Total stockholder’s equity	87,021	103,281
Non-controlling interest	—	(906)

Total equity	87,021	102,375

Total liabilities and equity	$380,998	$377,494

See accompanying notes to consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(dollars in thousands)

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Net sales	$250,593	$185,848	$280,473
Cost of goods sold	177,380	139,031	203,524

Gross profit	73,213	46,817	76,949
Selling, general, administrative and other operating expenses	52,303	37,700	42,671
Goodwill impairment	—	6,547	—

Operating income	20,910	2,570	34,278
Other income (expense):
Interest income	266	359	877
Interest expense	(18,861)	(18,332)	(19,374)
Other income	56	—	—

Income (loss) from operations before income tax expense	2,371	(15,403)	15,781
Income tax expense (benefit)	3,300	(204)	6,004

Net (loss) income	(929)	(15,199)	9,777
Non-controlling interest in loss of consolidated subsidiary	1,508	886	47

Net income (loss) attributable to stockholder	$579	$(14,313)	$9,824

See accompanying notes to consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholder’s Equity	Non-controlling Interest	Total Equity
	Shares	Amount
January 1, 2008	1,000	—	105,000	7,247	8,727	120,974	122	121,096
Comprehensive loss:
Net income					9,824	9,824	(47)	9,777
Foreign currency translation adjustment				(1,912)		(1,912)	(34)	(1,946)
Additional pension liability, net of tax of $10,505				(18,132)		(18,132)		(18,132)

December 31, 2008	1,000	—	105,000	(12,797)	18,551	110,754	41	110,795
Comprehensive loss:
Net loss					(14,313)	(14,313)	(886)	(15,199)
Foreign currency translation adjustment				2,121		2,121	(61)	2,060
Additional pension liability, net of tax of $2,735				4,719		4,719		4,719

December 31, 2009	1,000	$—	$105,000	$(5,957)	$4,238	$103,281	$(906)	$102,375
Partner investment in SAPL							542	542
Dividend to Stanadyne Holdings, Inc.			(5,977)		(6,023)	(12,000)		(12,000)
Activity attributable to redeemable non-controlling interest			(1,349)			(1,349)	578	(771)
Adjustment of the redeemable non-controlling interest to redemption value					(1,269)	(1,269)		(1,269)
Comprehensive loss:
Net income					579	579	(239)	340
Foreign currency translation adjustment				(677)		(677)	25	(652)
Additional pension liability, net of tax of $899				(1,544)		(1,544)		(1,544)

December 31, 2010	1,000	$—	$97,674	$(8,178)	$(2,475)	$87,021	$—	$87,021

See accompanying notes to consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(929)	$(15,199)	$9,777
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	14,777	19,632	21,535
Amortization of debt issuance costs	1,434	1,571	1,757
Goodwill impairment	—	6,547	—
Deferred income taxes	720	(3,225)	(1,652)
Loss on disposal of property, plant and equipment	9	93	150
Changes in assets and liabilities:
Accounts receivable	(4,927)	4,581	2,809
Inventories	(9,136)	2,696	2,443
Prepaid expenses and other assets	(2,114)	(945)	52
Due to Stanadyne Holdings, Inc.	1,696	157	(237)
Accounts payable	7,795	(2,931)	(4,448)
Accrued liabilities	3,983	(12,403)	(4,261)
Other non-current liabilities	(5,838)	1,146	(2,961)

Net cash provided by operating activities	7,470	1,720	24,964

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,896)	(8,495)	(8,695)
Proceeds from disposal of property, plant and equipment	—	—	25

Net cash used in investing activities	(14,896)	(8,495)	(8,670)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from foreign long-term debt	5,631	—	662
Payments on foreign long-term debt	(212)	(194)	(375)
Proceeds from foreign overdraft facilities	5,821	1,639	3,590
Payments on foreign overdraft facilities	(1,837)	(1,738)	(2,930)
Payments on long-term debt	—	(15,000)	(6,200)
Dividends paid to Stanadyne Holdings, Inc.	(12,000)	—	—
Proceeds from issuance of debt to non-controlling interest	1,627	—	—
Proceeds from investment by non-controlling interest	542	—	—
Payments on capital lease obligations	(1,155)	(445)	(55)
Payments on debt issuance costs	(29)	(1,176)	—

Net cash used in financing activities	(1,612)	(16,914)	(5,308)

Net (decrease) increase in cash and cash equivalents	(9,038)	(23,689)	10,986
Effect of exchange rate changes on cash and cash equivalents	69	(238)	147
Cash and cash equivalents at beginning of period	24,917	48,844	37,711

Cash and cash equivalents at end of period	$15,948	$24,917	$48,844

During the years ended December 31, 2010, 2009 and 2008, Stanadyne Corporation entered into capital leases for new equipment resulting in capital lease obligations of $155, $548 and $1,056, respectively.

See accompanying notes to consolidated financial statements.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(1) Business and Consolidation

Description of Business. Stanadyne Holdings, Inc. (“Holdings”) owns all of the outstanding common stock of Stanadyne Intermediate Holdings Corp. (“SIHC”). The name of SIHC was changed on July 29, 2009 from Stanadyne Automotive Holding Corp. (“SAHC”). SIHC owns all of the outstanding common stock of Stanadyne Corporation (together with its consolidated subsidiaries, “Stanadyne”). A majority of the outstanding common stock of Holdings is owned by funds managed by Kohlberg Management IV, L.L.C. Collectively, Holdings, SIHC and Stanadyne hereinafter are referred to as the “Company.” Holdings and Stanadyne are separate reporting companies. Unless otherwise noted, the notes herein relate to both Holdings and Stanadyne as of and for the years ended December 31, 2010, 2009 and 2008.

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

Risks and Uncertainties. The Company’s financial position, results of operations and cash flows have been and may continue to be adversely affected by the global recession, significant volatility in the worldwide capital, credit and commodities markets, our reorganization activities, concerns about inflation, lower corporate profits and increased capital spending. Holdings incurred net losses in each of the last two years and negative cash flows from operations in 2010. Stanadyne incurred a net loss in 2009. Holdings and Stanadyne are both highly leveraged with total short term and long term debt of $275.3 million and $175.3 million, respectively, outstanding at December 31, 2010. The Company believes that with cash and cash equivalents on hand, availability under the U.S. Revolver, and expected operating cash flow from operations in 2011, it has sufficient liquidity over the next 12 months to meet its obligations. However, the factors described above create potential uncertainty and management will continually monitor our revenues and operating cash flow against expectations. In the event the Company’s forecasts to generate sufficient operating cash flow are not realized, the Company may need to reduce headcount, reduce other spending, reduce or delay capital investments and product development, incur more indebtedness, restructure existing indebtedness, or raise additional equity capital, or a combination of these items, which may have a further negative impact on its business, results of operations, and cash flows. In addition, the Company’s current debt agreements limit our ability to incur additional indebtedness, so the ability to borrow additional money may be limited by the Company’s debt holders or by conditions in the credit markets.

(2) Summary of Significant Accounting Policies

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

during the reporting period. The Company believes that the significant accounting estimates most critical to aid in fully understanding and evaluating the financial results include: product warranty reserves, inventory reserves for excess or obsolescence, realization of goodwill and other long-lived assets, pension and postretirement benefit liabilities, workers’ compensation liabilities, stock compensation and determination of income tax balances including valuation allowances. Actual results could differ from those estimates.

Cash and Cash Equivalents and Cash Flows. The Company considers cash on hand and short-term investments with an original maturity of three months or less to be cash and cash equivalents. Stanadyne Corporation invests on an overnight basis in certain cash management funds which are rated AAA by S&P and Aaa by Moody’s. These funds are not FDIC insured.

We misclassified $0.1 million of expenditures in each of the three-month periods ended March 31, June 30, and September 30, 2010 as capital expenditures instead of as cash provided by (used in) operating activities. This resulted in an overstatement of capital expenditures of $0.1 million in the three months ended March 31, a cumulative overstatement of $0.1 million in the six months ended June 30, and a cumulative overstatement of $0.2 million in the nine-months ended September 30, 2010 as reported in our Quarterly Reports on Form 10-Q for the first, second, and third quarters, respectively. These amounts are immaterial to the prior interim periods of 2010 and have been properly classified in the full year results presented within the December 31, 2010 Statements of Cash Flows.

Accounts Receivables. All accounts receivable are reported on the balance sheet at outstanding principal amount adjusted for any doubtful accounts. Allowances for doubtful accounts are maintained in amounts considered to be appropriate in relation to the accounts receivable outstanding based on collection experience, economic conditions and credit risk quality.

Inventories. Inventories are stated at the lower of cost or market. The principal components of costs included in inventories are materials, labor, subcontract costs and overhead. The Company uses the last-in/first-out (“LIFO”) method of valuing its inventory, except for the inventories of SCC, SpA and SAPL, which are valued using the first-in/first-out (“FIFO”) method. At December 31, 2010 and 2009, inventories valued at LIFO represented $25.3 million and $19.0 million of total inventories, respectively. Application of purchase accounting to the Company’s inventories in conjunction with the 2004 change in control resulted in a base year LIFO inventory value that is greater than the current FIFO value. The LIFO inventory reserve value represents the amount necessary to state the Company’s U.S.-based inventories valued on a FIFO to LIFO basis.

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

Impairment of Long-Lived Assets, Goodwill and Other Intangible Assets. The Company evaluates the carrying value of long-lived assets (including property and equipment, goodwill and other intangible assets) when events or circumstances warrant such a review. Goodwill and intangible assets with

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

indefinite lives are tested for impairment annually during the fourth fiscal quarter each year or more often if events or circumstances indicate a reduction in the fair value below the carrying value. Goodwill is allocated and reviewed for impairment by reporting unit. The goodwill is allocated to the reporting unit in which the business that created the goodwill resides. To test for goodwill impairment, the carrying value of each reporting unit is compared with its fair value. If the carrying value of the goodwill or long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset (see Note 6).

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

Non-controlling Interest. Effective January 1, 2009, the Company adopted the standards set forth on the Consolidation Topic of the FASB Accounting Standards Codification. In accordance with these standards, the presentation and disclosure requirements were applied retrospectively for all periods presented. Accordingly, the presentation of income (loss) attributable to non-controlling interest for the year ended December 31, 2008 in the accompanying consolidated statements of operations has been retroactively restated to conform to the 2009 presentation. In addition, the amount attributable to non-controlling interest as of December 31, 2008 in the accompanying consolidated balance sheets has been retroactively restated as a component of equity to conform to the 2009 presentation. Because of certain activities in 2010, the non-controlling interest is now redeemable non-controlling interest. Refer to Note 18 for a description of the accounting for redeemable non-controlling interest.

Revenue Recognition. Sales and related costs of sales are recorded when products are shipped to customers, unless delivery terms specify transfer of title at point of destination in which case the sales and related cost of sales are recognized when goods are delivered. The Company enters into long-term contracts with certain customers for the supply of parts during the contract period. The Company establishes estimates for sales returns and allowances based on historical experience. The Company does not provide customers with general rights of return for products sold; however, in limited circumstances, the Company will allow sales returns and allowances from customers if the products sold do not conform to specifications. Freight on sales is recorded as a component of selling, general and administrative expenses and totaled $2,629, $1,625 and $2,473 in 2010, 2009 and 2008, respectively.

Product Warranty. The Company provides an accrual for the estimated future warranty costs of its products at the time the sale is recognized. These costs are based upon analyses of historical experience of product returns and the related cost.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

Sales Taxes. The Company collects and remits taxes assessed by different governmental authorities that are both imposed on and concurrent with revenue producing transactions between the Company and its customers. These taxes may include sales, use, value-added and some excise taxes. The Company reports the collection of these taxes on a net basis (excluded from revenues).

Research and Development. Research and development (“R&D”) costs incurred for the years ended December 31, 2010, 2009 and 2008 were $15,167, $13,174 and $15,837, respectively, of which $1,516, $457 and $1,268, respectively, were reimbursed by customers. Net R&D expenses of $13,651, $12,717 and $14,569 for the years ended December 31, 2010, 2009 and 2008, respectively, are included in the consolidated statements of operations. R&D expenses include engineering labor, prototype hardware, and other development costs.

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

Depreciation and Amortization. Property and equipment and other intangible assets are depreciated over their estimated useful lives generally using the straight-line method. Equipment on operating leases is depreciated over the terms of the leases using the straight-line method. Property and equipment expenditures for new and revised products, increased capacity and the replacement or major renewal of significant items are capitalized. Expenditures for maintenance, repairs and minor renewals are generally charged to expense as incurred.

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

Foreign Currency Translation. The functional currencies for the Company’s foreign operations are their respective local currencies. The assets and liabilities of these operations are translated into U.S. dollars at the end of the period exchange rates. The revenues and expenses are translated at weighted-average rates for the period. The gains or losses from these translations are recorded in other comprehensive income. Gains or losses from transactions denominated in a currency other than the functional currency of the subsidiary involved are included in the consolidated statement of operations. Foreign currency transaction gains (losses) in 2010, 2009 and 2008 were $(503), $701 and $(183) respectively.

Reclassifications. Certain prior year amounts have been reclassified to conform to the current years’s presentation.

(3) New Accounting Standards

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

Multiple-Deliverable Revenue Arrangements. In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company has determined that ASU No. 2009-13 had no impact on its financial statements.

Fair Value Measurements and Disclosures. In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, which amends ASC 820, Fair Value Measurements and Disclosures. This ASU requires disclosures of transfers into and out of Levels 1 and 2, more detailed roll forward reconciliations of Level 3 recurring fair value measurements on a gross basis, fair value information by class of assets and liabilities, and descriptions of valuation techniques and inputs for Level 2 and 3 measurements. The effective date was the second quarter of fiscal year 2010 except for the roll forward reconciliations, which are required in the first quarter of fiscal year 2011. The adoption of the applicable provisions of this guidance did not have a material effect on the Company’s consolidated financial statements. The Company does not expect the adoption of the remaining provision of this guidance to have a material impact on its consolidated financial statements.

Compensation-Retirement Benefits. The Company adopted FASB ASC 715, Compensation-Retirement Benefits (FSP Financial Accounting Statement (FAS) 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets). ASC 715 requires additional disclosures relating to how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the levels within the fair value hierarchy in which the measurements fall, a reconciliation of the beginning and ending balances for Level 3 measurements, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The adoption did not have a material effect on the Company’s consolidated financial statements.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(4) Inventories

Inventories at December 31 consisted of:

	2010	2009
Raw materials	$12,577	$9,767
Work in process	13,778	9,025
Finished goods	6,828	5,763

	$33,183	$24,555

The LIFO reserve (an addition to FIFO value) at December 31, 2010 and 2009 was $2,269 and $2,722, respectively and is included in the table above.

(5) Property, Plant and Equipment

Property, plant and equipment including equipment under capital leases at December 31 consisted of:

	2010	2009
Land	$7,518	$8,040
Building and improvements	24,772	25,282
Machinery and equipment	135,035	122,454
Assets under capital leases	4,686	4,531
Construction in progress	7,897	8,432

	179,908	168,739

Less accumulated depreciation and amortization	99,885	89,879

	$80,023	$78,860

Depreciation expense including amortization of assets acquired under capital leases was $11,617, $16,384 and $18,270 for the years ended December 31, 2010, 2009 and 2008, respectively. The net book value of assets acquired under capital leases was $2,677 and $3,523 at December 31, 2010 and 2009, respectively.

(6) Goodwill

The following table sets forth the change in the carrying amount of goodwill for the Company:

December 31, 2008	$142,410
Impairment adjustment	(6,547)
Foreign currency translation	842

December 31, 2009	$136,705
Foreign currency translation	—

December 31, 2010	$136,705

During the fourth quarter of 2010, the Company performed its annual impairment analysis of the $136.7 million of goodwill in the Stanadyne Corporation reporting unit. The Company’s goodwill impairment testing analysis included projecting cash flows for the years 2011– 2015 and discounting those amounts based on appropriate market risks and other market factors. Based on those projections and other

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

assumptions used in the analysis, the Company concluded that the fair value of the reporting unit exceeded the carrying value of net assets. As a result, there was no impairment of goodwill in 2010.

Our annual impairment test for 2009 was completed during the fourth quarter of 2009. This test relied on a discounted cash flow analysis of the operating cash flows reflected in our long term strategic plan. The result of this analysis concluded that the projected discounted cash flows generated by our Stanadyne, SpA reporting unit did not support the carrying value of that business. This change from the prior year impairment test was due to a strategic decision in the fourth quarter of 2009 to support new business growth in Asia with products manufactured by our Changshu, China operation and not our Italy-based operation. Stanadyne charged $6.5 million to operating income in the fourth quarter of 2009 as a result of the annual impairment test which concluded that goodwill was impaired in the Stanadyne, SpA reporting unit. There was no impairment of goodwill in the Stanadyne Corporation reporting unit in 2009. No portion of the goodwill is tax deductible.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(7) Intangible and Other Assets

Major components of intangible assets, other than goodwill, at December 31 consisted of:

Holdings:	2010		2009
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks/trade names	$51,100	$—	$51,100	$—
Technology/patents	24,300	13,439	24,300	11,804
Customer contracts	15,252	9,767	15,252	8,241
Debt issuance costs	14,431	7,208	14,431	5,515
Other	2,344	75	1,626	75

	$107,427	$30,489	$106,709	$25,635

Stanadyne:	2010		2009
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks/trade names	$51,100	$—	$51,100	$—
Technology/patents	24,300	13,438	24,300	11,804
Customer contracts	15,252	9,766	15,252	8,241
Debt issuance costs	12,076	5,928	12,076	4,493
Other	2,344	75	1,626	75

	$105,072	$29,207	$104,354	$24,613

Amortization expense of intangible assets for the Company, exclusive of the amortization of debt issuance costs, was $3,160, $3,249 and $3,265 for the years ended December 31, 2010, 2009 and 2008, respectively. Estimated annual amortization expense for the Company’s intangible assets is expected to be $2,944 in 2011, $2,816 in 2012, $2,816 in 2013, $2,202 in 2014 and $1,093 in 2015.

Amortization of debt discount and debt issuance costs is included as interest expense in the accompanying consolidated statements of operations for Holdings of $1,695, $8,791 and $12,217 for the years ended December 31, 2010, 2009 and 2008, respectively. Amortization of debt issuance costs is included as interest expense in the accompanying consolidated statements of operations for Stanadyne of $1,434, $1,572 and $1,757 for the years ended December 31, 2010, 2009 and 2008, respectively.

Included in amortization of debt issuance costs for both Stanadyne and Holdings for the year ended December 31, 2009 is $0.1 million of accelerated amortization related to the early retirement of the Company’s Term Loans. As a result of the retirement of the Term Loans, the Company reduced the gross carrying value and accumulated amortization for the $2,117 fully amortized cost associated with the Term Loans. Additionally, approximately $1.2 million of debt issuance costs were capitalized in 2009 in connection with the Company’s revolving credit facility (see Note 11) which will be amortized over the four year term of that facility.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(8) Leases

The Company is obligated under certain non-cancelable operating leases. Rent expense for the years ended December 31, 2010, 2009 and 2008 was $671, $689 and $829, respectively.

Future minimum payments under non-cancelable operating leases with initial or remaining lease terms in excess of one year and future minimum capital lease payments as of December 31, 2010 were as follows:

	Capital Leases	Operating Leases
Year ending December 31:
2011	$512	$929
2012	463	890
2013	375	822
2014	267	794
2015	168	778
Amounts thereafter	402	2,913

Total minimum lease payments	2,187	$7,126

Less: amount representing interest	469

Present value of net minimum capital lease obligations	1,718
Less: current installments of capital lease obligations	384

Capital lease obligations, excluding current installments	$1,334

(9) Accrued Liabilities

Accrued liabilities at December 31 consisted of:

	Holdings		Stanadyne
	2010	2009	2010	2009
Accrued interest	$10,501	$10,561	$5,967	$6,028
Salaries, wages and bonus	7,027	3,375	7,027	3,375
Vacation	3,339	3,259	3,339	3,259
Accrued taxes	724	966	736	955
Accrued warranty	698	868	698	868
Workers’ compensation	675	902	675	902
Pension	540	461	540	461
Retiree health benefits	406	443	406	443
Other	3,571	2,786	3,571	2,786

	$27,481	$23,621	$22,959	$19,077

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(10) Other Non-current Liabilities

Other non-current liabilities at December 31 consisted of:

	2010	2009
Pensions	$30,980	$33,052
Italian leaving indemnity	4,820	5,642
Workers’ compensation	3,441	4,625
Retiree health benefits	2,855	3,116
Environmental	698	733
SAPL derivative (Note 11)	306	—

	$43,100	$47,168

(11) Long-term Debt

Long-term debt at December 31 consisted of:

	Holdings		Stanadyne
	2010	2009	2010	2009
U.S. Revolver	$—	$—	$—	$—
Senior Subordinated Notes	160,000	160,000	160,000	160,000
Holdings Senior Discount Notes	100,000	100,000	—	—
Stanadyne Amalgamations Private Limited term debt, payable to India banks through 2015, bearing interest at rates ranging from 10.5% to 11.0%	5,457	—	5,457	—
SAPL Debentures	1,320	—	1,320	—
Stanadyne Amalgamations Private Limited debt, payable to India banks through 2011, bearing interest at rates ranging from 9.20% to 12.00%	2,586	970	2,586	970
Stanadyne Changshu China debt, payable to Pudong Development Bank through 2011, bearing interest at rates up to 6.11%	3,054	609	3,054	609
Stanadyne, SpA debt, payable to Italian banks through 2011, bearing interest at rates ranging from 2.53% to 12.00%	2,849	3,080	2,849	3,080

	275,266	264,659	175,266	164,659
Less current maturities of long-term debt	9,239	4,336	9,239	4,336

Long-term debt, excluding current maturities	$266,027	$260,323	$166,027	$160,323

In 2004, Stanadyne refinanced its existing U.S. senior bank facility comprised of term loans and revolving credit lines, which resulted in one new term loan (the “Term Loans”) and a new revolving credit line (the “Revolving Credit Line”). In addition, Stanadyne issued new senior subordinated notes (the “Notes”) totaling $160,000.

On August 13, 2009, Stanadyne (as borrower) and SIHC (as guarantor) entered into a new revolving credit agreement with Wells Fargo Foothill, LLC (“U.S. Revolver”). This U.S. Revolver replaced the

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

Revolving Credit Line that expired on August 6, 2009 which was part of the Company’s senior credit facility with Goldman Sachs and CIT Group. The U.S. Revolver provides for maximum borrowings of $30 million based on availability, as defined, and is secured by all Stanadyne and SIHC assets, as well as a pledge of 65% of Stanadyne’s stock in SpA, SAPL, and SCC. The U.S. Revolver is comprised of a domestic inventory accounts receivable facility, a domestic fixed asset facility and a foreign accounts receivable sub-facility guaranteed by the Export-Import Bank of the United States. In conjunction with the completion of the agreement for the new U.S. Revolver, the Company repaid the remaining $5.4 million outstanding under the Term Loans using cash on hand. Interest on borrowings under the U.S. Revolver is at a Base Rate (as defined by the agreement) or three month LIBOR, plus an applicable margin ranging between 3.75% and 4.25%, depending on the level of excess availability. Any borrowings under the U.S. Revolver become due and payable on August 13, 2013. The U.S. Revolver is subject to a fixed charge coverage ratio covenant test if availability is less than $4.0 million, and certain other affirmative and negative covenants common to an asset-backed loan agreement. The U.S. Revolver also limits the amount of dividends and other payments that can be made by Stanadyne to Holdings. Further, the Company is required to provide annual audited financial statements to the bank within 105 days of year end.

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

On August 31, 2010, Stanadyne, SIHC, and Wells Fargo Capital Finance, LLC (formerly known as Wells Fargo Foothill, LLC) entered into a new Export-Import Bank of the United States Working Capital Guarantee Borrower Agreement (“Sub-facility”) that increased the maximum borrowings related to foreign accounts receivable under the Sub-facility from $7.5 million to $9.0 million and synchronized the expiration date of the Sub-facility with the credit agreement so that both agreements were to expire on August 13, 2013. Stanadyne, SIHC, and Wells Fargo Capital Finance, LLC entered into an amendment to the U.S. Revolver to reflect such changes. All other terms of the U.S Revolver (including total credit availability) and the new Sub-facility were materially unchanged from the prior agreements.

On March 25, 2011, Stanadyne, SIHC, and Wells Fargo Capital Finance, LLC amended the terms of the U.S. Revolver. The amended terms reduce the applicable margin by 2.50% for Base Rate borrowing and 1.50% for LIBOR based borrowings; increase the amount of eligible collateral for accounts receivable and inventory; increase the domestic fixed asset sub-facility to $6.0 million; increase the size of the EXIM Sub-facility from $9.0 million to $10.0 million; and extend the term of the credit agreement (but not the EXIM Sub-facility) to August 13, 2014. All other terms of the U.S Revolver (including total credit availability) and the EXIM Sub-facility are materially unchanged from the prior agreements.

At December 31, 2010, Stanadyne had a total borrowing availability of $20,219 against the total maximum limit of the $30,000 U.S. Revolver of which $4,862 was used for standby letters of credit. Stanadyne also pays a commitment fee of 0.5% on the unused portion of the foreign accounts receivable sublimit and a 1.0% commitment fee on the unused portion of the balance of the U.S. Revolver.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

In 2010, SAPL received $1.6 million of cash proceeds from the issuance of debentures (the “Debentures”) to our non-controlling interest partners. The Debentures pay 11.00% interest annually. While the Debentures are not redeemable for cash and are compulsorily convertible to shares of common equity in SAPL in 2020, the holders have the option to convert the Debentures to equity after 2015. Upon voluntary conversion, the resulting shares of common equity in SAPL would be subject to the put option described in Note 18. The proceeds of the Debentures were used to partially fund the acquisition of equipment and working capital to support the expansion of manufacturing operations in SAPL. The Company has allocated the proceeds received from the Debentures between the underlying instruments and has recorded the conversion feature as a liability. The unamortized debt discount is amortized to interest expense using the effective interest method through the expiration date of the put option. The conversion feature, which is considered an embedded derivative instrument, has been recorded at its fair value, as its fair value can be separated from the convertible note and its conversion is independent of the underlying Debenture value. The conversion feature amounted to $306 at December 31, 2010 and is included in other non-current liabilities on the consolidated balance sheets. The conversion liability is marked to market each reporting period with the resulting gains or losses shown in other income in the statement of operations. The income for the year ended December 31, 2010 was $56.

Stanadyne had $160,000 of Notes outstanding at December 31, 2010 and 2009 at a fixed interest rate of 10.00%. The Notes are due on August 15, 2014. Payment of the Notes is an obligation of Stanadyne. In addition, the Notes are subject to covenants including limitations on indebtedness, liens, and dividends or other distributions to stockholders.

On December 20, 2004, Holdings issued $100 million of senior discount notes (the “Senior Discount Notes”) due in 2015. The Senior Discount Notes bear interest at a stated rate of 12%. The Senior Discount Notes were issued at a discounted price of 58.145% resulting in net proceeds of approximately $58,145 before considering financing costs. Interest accreted until August 15, 2009 and then accrued cash-pay interest thereafter. The Senior Discount Notes are unsecured senior obligations of Holdings and are subordinated to all existing and future senior indebtedness, including obligations under the U.S. Revolver and the former Senior Bank Facility. The Senior Discount Notes are not guaranteed by Stanadyne or any of the other subsidiaries of Holdings and are effectively subordinated to all of Stanadyne’s secured debt. Amortization of original issue discount interest expense was $6,966 for the year ended December 31, 2009. There was no amortization for 2010 as the original issue discount became fully amortized in 2009.

At December 31, 2010 and 2009, the weighted average interest rate on the Company’s current and long-term borrowings at SAPL was 10.5% and 7.4%, respectively.

At December 31, 2010 and 2009, the weighted average interest rate on the Company’s short-term borrowings at SpA was 5.1% and 4.10%, respectively.

The fair values of the Company’s short-term borrowings approximated their recorded values at December 31, 2010 and 2009 based on similar borrowing agreements offered by other major institutional banks. The fair value of the Notes based on bid prices at December 31, 2010 and 2009 was approximately $161,600 and $145,000, respectively. The fair value of Holdings’ Discount Notes based on bid prices at December 31, 2010 and 2009 was $94,125 and $68,625, respectively.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

The aggregate maturities of long-term debt outstanding at December 31, 2010 were:

	Holdings	Stanadyne
2011	$9,239	$9,239
2012	1,364	1,364
2013	1,364	1,364
2014	161,364	161,364
2015	101,935	1,935
Thereafter	—	—

	$275,266	$175,266

For the years ended December 31, 2010, 2009 and 2008, interest paid by Holdings was $29,324, $16,885 and $17,848, respectively.

For the years ended December 31, 2010, 2009 and 2008, interest paid by Stanadyne was $17,324, $16,885 and $17,848, respectively.

(12) Pensions

The Company has a noncontributory defined benefit pension plan (the “Pension Plan”) that covered substantially all of the domestic hourly and salaried employees until the Pension Plan was frozen on March 31, 2007. Any employee hired after that date is not covered under the Pension Plan. Benefits under the Pension Plan are based on years of service and compensation levels during employment for salaried employees and for the years of service for hourly employees. It is the policy of the Company to fund the Pension Plan in an amount at least equal to the minimum required contribution as determined by the plan’s actuaries, but not in excess of the maximum tax-deductible amount under Section 404 of the Internal Revenue Code. The Company may make discretionary contributions of any amount within this range based on financial circumstances and strategic considerations which typically vary from year to year. Pension Plan assets are invested primarily in a diversified portfolio of equity and fixed income securities.

The Company also has two nonqualified plans titled the “Stanadyne Corporation Benefit Equalization Plan” and the “Stanadyne Corporation Supplemental Retirement Plan” (together, the “SERP”), which are designed to supplement the benefits payable to designated employees under the Pension Plan. The annual benefit payable under the SERP is equal to the difference between the benefit the designated employee would have received under the Pension Plan if certain Code limitations did not apply to the designated employee’s Pension Plan benefit.

Benefits may be paid under the Pension Plan and the SERP in the form of (i) a straight-life annuity for the life of the participant; (ii) a 50%, 75% or 100% joint and survivor annuity whereby the participant receives a reduced monthly benefit for life and the surviving spouse receives 50%, 75% or 100% of such reduced monthly benefit for life; and (iii) for participants with an accrued benefit of $5 or less, a lump sum. The SERP expense was $400, $307 and $295 for the years ended December 31, 2010, 2009 and 2008, respectively.

Effective March 31, 2007, Stanadyne amended the Pension Plan to freeze the Pension Plan with respect to all participants so that no future benefits accrue after that date. As required by law, benefits already accrued as of such date were not affected. With respect to such benefits, participants continue to vest and

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

all other retirement options, including early retirement reduction factors, remain unchanged. The assets continue to be held in trust for participants until they retire. The accrual of benefits for certain executives participating in the SERP is based on the accrual of benefits under the Pension Plan. Therefore, the freeze of the Pension Plan also resulted in the freeze of the SERP.

The following table sets forth the change in benefit obligation, change in plan assets and funded status of the Pension Plan and the SERP in the Company’s consolidated balance sheets as of December 31, 2010 and 2009:

	2010	2009
Change in projected benefit obligations:
Benefit obligation at beginning of year	$102,540	$95,458
Interest cost	6,005	5,858
Actuarial loss	6,524	6,385
Benefits paid	(5,165)	(5,161)

Benefit obligation at end of year	109,904	102,540

Change in plan assets:
Fair value of plan assets at beginning of year	69,155	54,576
Actual return on plan assets	8,860	16,936
Employer contribution	5,679	2,804
Benefits paid	(5,165)	(5,161)

Fair value of plan assets at end of year	78,529	69,155

Funded status	$(31,375)	$(33,385)

Unrecognized actuarial losses recorded in accumulated other comprehensive income were $24,054 and $22,078 as of December 31, 2010 and 2009, respectively. The Company expects to recognize $1,319 of unrecognized actuarial losses in 2011.

The components of the net periodic pension costs were as follows:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Interest cost	$6,005	$5,858	$5,745
Expected return on plan assets	(5,531)	(4,291)	(6,652)
Recognized net actuarial loss	1,218	1,990	31

Net periodic pension cost (income)	$1,692	$3,557	$(876)

Actuarial assumptions used in accounting for the Pension Plan and the SERP were:

	As of December 31, 2010	As of December 31, 2009
Benefit obligation at year-end:
Assumed average salary compensation increase	N/A	N/A
Discount rate	5.50%	6.00%

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Net periodic benefit cost for the year:
Assumed average salary compensation increase	N/A	N/A	N/A
Discount rate	6.00%	6.25%	6.25%
Expected long-term rate of return on assets	8.00%	8.00%	8.25%

Changes to the Pension Plan to freeze benefits as of March 31, 2007 made assumptions for future salary compensation increases unnecessary for valuation of the December 31, 2010 and 2009 benefit obligation.

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

In selecting the expected return assumption, the Company takes into consideration information provided by the Pension Plan trustee. Based on the asset allocation percentages in the Company’s current investment policy, the plan trustee’s January 2011 investment return model produced a range of expected investment returns over the next 20 years of 6.8% to 11.2%. Based on 1,000 investment return simulations produced by the model, it is anticipated that the allocation, in accordance with the Company’s investment policy, would generate an average annual return over the 20 year projection period equal to or in excess of 6.8% seventy-five percent of the time while returns of 11.2% or greater would be anticipated twenty-five percent of the time. The expected return (50th percentile or median) is 9.0% with a standard deviation of 14.8.

Therefore, the “best-estimate” range, based on this model, is 6.8% to 11.2%. Based on the foregoing considerations, and historical performance of the fund assets since 1988, the Company believes that an expected return assumption of 8.0% per annum is reasonable.

Minimum required contributions for the calendar years 2010 and 2009 were $5.3 million and $2.4 million, respectively. The Company expects the minimum required contribution to the Pension Plan in 2011 will be approximately $6.0 million.

The Company’s Pension Plan asset allocation at December 31, 2010 and targeted allocation for 2011 by asset category are as follows:

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

Pension Plan Assets

Fair Value Measurements at December 31, 2010

Category of Assets in $000’s

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total	% of Total	Asset Target
Equity Securities
Large Cap	$25,956	$—	$—	$25,956	33.1%
Small Cap	8,991	—	—	8,991	11.4%
International	20,046	—	—	20,046	25.5%

					70.0%	69.0%
Fixed Income
Emerging Markets	4,790	—	—	4,790	6.1%
High Yield	4,863	—	—	4,863	6.2%
Corporate Bonds	3,776	—	—	3,776	4.8%
U.S. Core Fixed Income	—	—	—	—	0.0%

					17.1%	31.0%
Alternative Investment	—	—	10,107	10,107	12.9%	0.0%

Totals	$68,422	$—	$10,107	$78,529	100.0%	100.0%

% of fair value hierarchy	87.1%	0.0%	12.9%	100.0%

Pension Plan Assets

Fair Value Measurements at December 31, 2009

Category of Assets in $000’s

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total	% of Total	Asset Target
Equity Securities
Large Cap	$23,122	$—	$—	$23,122	33.4%
Small Cap	7,712	—	—	7,712	11.2%
International	16,583	—	—	16,583	24.0%

					68.6%	68.0%
Fixed Income
Emerging Markets	4,164	—	—	4,164	6.0%
High Yield	4,385	—	—	4,385	6.3%
Corporate Bonds	3,335	—	—	3,335	4.8%

					17.1%	17.0%
Alternative Investment	—	—	9,854	9,854	14.3%	15.0%

Totals	$59,301	$—	$9,854	$69,155	100.0%	100.0%

% of fair value hierarchy	85.8%	0%	14.2%	100.0%

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

Asset management objectives include maintaining a level of diversification, to reduce interest rate and market risk, and to provide adequate liquidity to meet immediate and future benefit payment requirements. The Company’s overall investment strategy is to achieve a mix of 69% growth seeking assets and 31% in income generating assets which is designed to improve portfolio efficiency, and to provide returns that are between equity and fixed income, with a risk profile similar to fixed income securities. Our actual Pension Plan asset allocations by level within the fair value hierarchy are presented as of December 31, 2010. Level 1 assets represent mutual funds that are valued at quoted prices in active markets for identical assets. Level 3 funds are based on significant unobservable inputs.

Level 3 assets represent a fund of hedge funds. The initial investment was made on August 31, 2009. The fund allows withdrawals after the first year but subject to a 65 day notification and are only permitted on the last business day of the calendar quarter. Assets are valued based on our assessment of the fair value as presented by SEI Corporation (“SEI”) our investment adviser, fund performance committee which requires judgment and may affect their valuation.

Subsequent to the year ended December 31, 2010 the Company liquidated its alternative investment and reallocated the funds across its fixed income asset category. The shift in asset category still supports the Company’s expected return assumption of 8.0%.

The fair value measurement of plan assets using significant unobservable input (Level 3) changed during 2010 due to the following:

Changes in Fair Value Measurement

Using Significant Unobservable Inputs

(Level 3)

Alternative Investment
Beginning balance, December 31, 2008	$—
Purchase during the year	9,710
Unrealized gains relating to instruments still held in the reporting period	144

Balance, December 31, 2009	9,854
Purchase during the year	—
Unrealized gains relating to instruments still held in the reporting period	253

Ending balance, December 31, 2010	$10,107

The Company reviewed the market rate at the time of purchase and performed a roll forward of the asset value to year-end by reviewing the audited report as of March 31, 2010. From there, the Company determined the returns based on the quarterly valuation reports as provided by SEI. SEI evaluates and reports monthly performance and evaluates and addresses any organizational or operational changes as they relate to the fund. As of December 31, 2010, the Level 3 assets consisted of 39 funds which comprise the hedge fund. The Pension Plan owned 10,657.751 shares of the hedge fund which represented 1.2867% and 0.0067% of the fund at December 31, 2010 and 2009, respectively.

The equity securities and debt securities do not directly include any amounts of Company stock, Notes or Discount Notes at December 31, 2010 and 2009. Assets are generally rebalanced to the target asset allocation monthly.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

Estimated future benefit payments are as follows:

2011	$5,430
2012	5,671
2013	5,967
2014	6,219
2015	6,540
Subsequent five years	37,334

In accordance with Italian Civil Code, the Company provides employees of SpA a leaving indemnity payable upon termination of employment. The amount of this leaving indemnity is determined by the employee’s category, length of service, and overall remuneration earned during service. Amounts included as part of accrued liabilities and other noncurrent liabilities, in total, at December 31, 2010 and 2009 were $4,878 and $5,740, respectively. Leaving indemnity expense was $709, $652 and $849 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

The following table presents the plan’s change in benefit obligation, change in plan assets and the funded status in the Company’s consolidated balance sheets as of December 31:

	2010	2009
Change in benefit obligations:
Benefit obligation at beginning of year	$3,559	$3,840
Service cost	43	45
Interest cost	165	208
Actuarial gain	(360)	(168)
Plan participants’ contributions	1,137	1,235
Benefits paid	(1,283)	(1,601)

Benefit obligation at end of year	3,261	3,559

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contribution	146	366

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

	2010	2009
Plan participants’ contribution	1,137	1,235
Benefits paid	(1,283)	(1,601)

Fair value of plan assets at end of year	—	—

Funded status	$(3,261)	$(3,559)

Unrecognized actuarial gains recorded in accumulated other comprehensive income were $6,031 and $6,498 as of December 31, 2010 and 2009, respectively. The Company expects to recognize $ 790 of unrecognized actuarial gains in 2011.

The components of the net periodic postretirement health and life insurance plans costs were as follows:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Service cost	$43	$45	$172
Interest cost	165	208	395
Recognized net actuarial gain	(827)	(919)	(457)

Net periodic (income) cost	$(619)	$(666)	$110

Actuarial assumptions used in accounting for the postretirement health care and life insurance plans were:

	December 31,	December 31,
	2010	2009
Benefit obligation at year-end:
Discount rate	4.50%	5.25%
Health care cost trend rates
Initial rate	N/A	N/A
Ultimate rate	N/A	N/A

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Net periodic benefit cost:
Discount rate	5.25%	6.25%	6.00%

Expected long-term rate of return on assets	N/A	N/A	N/A
Health care cost trend rates:
Initial rate	N/A	N/A	N/A
Ultimate rate	N/A	N/A	N/A

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

(14) Income Taxes

Income tax expense (benefit) consisted of:

Holdings		Current	Deferred	Total
2010	Federal	$13	$(160)	$(147)
	State	264	(144)	120
	Foreign	339	(274)	65

		$616	$(578)	$38

2009	Federal	$1,833	$(5,595)	$(3,762)
	State	759	(20)	739
	Foreign	215	(702)	(487)

		$2,807	$(6,317)	$(3,510)

2008	Federal	$6,243	$(3,374)	$2,869
	State	668	(49)	619
	Foreign	458	(859)	(401)

		$7,369	$(4,282)	$3,087

Stanadyne
2010	Federal	$1,977	$1,138	$3,115
	State	264	(144)	120
	Foreign	339	(274)	65

		$2,580	$720	$3,300

2009	Federal	$2,047	$(2,503)	$(456)
	State	759	(20)	739
	Foreign	215	(702)	(487)

		$3,021	$(3,225)	$(204)

2008	Federal	$6,530	$(744)	$5,786
	State	668	(49)	619
	Foreign	458	(859)	(401)

		$7,656	$(1,652)	$6,004

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

Total income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 35% for each year to income (loss) from continuing operations before income tax expense (benefit) and minority interest as follows:

Holdings	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008

Computed “expected” (benefit) expense	$(3,482)	$(9,526)	$1,843
Increase (reduction) in income tax resulting from:
State taxes, net of federal tax effect	28	(142)	52
Foreign taxes	339	215	459
Unrecognized tax benefits	(82)	271	84
Federal research and development credit	(400)	(425)	(400)
Rate difference on income of foreign operations	2,292	2,480	1,035
Tax benefit for U.S. production activities	—	(263)	(389)
Non-deductible interest on Senior Discount Notes	864	828	737
Goodwill impairment	—	1,800	—
Change in valuation allowance	418	1,502	(171)
Other, net	61	(250)	(163)

	$38	$(3,510)	$3,087

Stanadyne	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008

Computed “expected” expense (benefit)	$830	$(5,392)	$5,523
Increase in income tax resulting from:
State taxes, net of federal tax effect	28	202	348
Foreign taxes	339	215	459
Unrecognized tax benefits	(82)	271	84
Federal research and development credit	(400)	(425)	(400)
Rate difference on income of foreign operations	2,292	2,480	1,035
Tax benefit for U.S. production activities	(186)	(263)	(389)
Change in valuation allowance	418	1,158	(493)
Goodwill impairment	—	1,800	—
Other, net	61	(250)	(163)

	$3,300	$(204)	$6,004

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

U.S. federal, state and foreign net income taxes paid by the Company amounted to $2,713, $5,483 and $3,482 for the years ended December 31, 2010, 2009 and 2008, respectively.

Income (loss) before taxes from domestic operations of Holdings was $(1,571), $(10,585) and $9,340 for the years ended December 31, 2010, 2009 and 2008, respectively. Income before taxes from domestic operations of Stanadyne was $10,748, $63 and $19,857 for the years ended December 31, 2010, 2009 and 2008, respectively. Loss before taxes from foreign operations of the Company was $8,377, $16,632 and $4,076 for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company has unused foreign net operating loss carry forwards of $14,360 at December 31, 2010 of which $4,342 will expire in 2011, $5,110 will expire in 2012, $458 will expire in 2013, $3,066 will expire in 2014 and $1,384 will expire in 2015.

At December 31, 2010 and 2009, Holdings had valuation allowances of $1,432 and $1,431, respectively, for state tax benefits that will not be realized. In addition, Holdings and Stanadyne recorded a valuation allowance of $4,460 and $4,693 at December 31, 2010 and December 31, 2009, respectively. It is more likely than not that all other deferred tax assets will be fully realized based on projections for future taxable income and the expectation that a significant portion of these deferred tax assets will be realized by offsetting them against temporary items.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are presented as follows:

	Holdings		Stanadyne
	2010	2009	2010	2009
Current:
Deferred tax assets:
Postretirement benefits	$371	$378	$371	$378
Severance	491	406	491	406
Compensated absences	835	796	835	796
Workers’ compensation	248	330	248	330
Health benefits	221	279	221	279
Warranty	235	298	235	298
Research & Development credits	400	—	400	—
State tax credits	296	—	296	—
Other	861	693	861	693

Deferred tax assets	3,958	3,180	3,958	3,180
Deferred tax liabilities	(1,809)	(1,590)	(1,809)	(1,590)

Net current deferred tax assets	$2,149	$1,590	$2,149	$1,590

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

	Holdings		Stanadyne
	2010	2009	2010	2009

Non-current:
Deferred tax assets:
Postretirement benefits	$11,526	$12,282	$11,526	$12,282
Net operating loss carry forwards	5,363	4,127	3,946	4,127
Workers’ compensation	1,267	1,697	1,267	1,697
Accrued interest on Discount Notes	14,331	14,331	—	—
Other	1,740	2,008	1,740	2,008

Deferred tax assets before valuation allowance	34,227	34,445	18,479	20,114
Less: valuation allowance	(5,892)	(6,124)	(4,460)	(4,693)

Deferred tax assets after valuation allowance	28,335	28,321	14,019	15,421
Deferred tax liabilities:
Property, plant, equipment and other	(36,868)	(38,121)	(36,822)	(38,065)

Net non-current deferred tax liabilities liabilities	$(8,533)	$(9,800)	$(22,803)	$(22,644)

The following summarizes the activity related to the unrecognized tax benefits:

	2010	2009	2008

Balance at January 1	$784	$366	$282
Reversal of tax positions related to prior year	(357)	—	—
Additions based on tax positions related to current year	48	418	84

Balance at December 31	$475	$784	$366

All of the unrecognized tax benefits would, if recognized, impact the annual effective tax rate. A liability of $475 and $784 was recorded at December 31, 2010 and 2009, respectively. Income tax expense for potential penalties and interest of $36, $30 and $32 was recorded during 2010, 2009 and 2008, respectively. The Company recognized interest and penalties as a component of income tax expense. The Company does not expect any material changes to the unrecognized tax benefits to occur over the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions, and the Company is subject to routine audit by many different tax authorities. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2005.

(15) 401(k) Plan

Substantially all of the Company’s domestic employees are eligible to participate in the Stanadyne Corporation Savings Plus Plan (“401(k) Plan”). The 401(k) Plan provides such employees with the opportunity to save for retirement on a tax deferred basis. Effective April 2007, the 401(k) Plan was amended to: (i) increase Stanadyne’s matching contribution to 100% of employee pre-tax contributions on the first 1% of compensation and 50% of employee pre-tax contributions on the next 5% of compensation so that if an employee contributes 6% of compensation, the Stanadyne match would total

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

3.5% of that employee’s compensation; and (ii) provide for automatic enrollment at 3% of compensation for all new employees and all current employees who were not then contributing 3% or more of compensation. Due to the depressed economic conditions, the Company matching contributions were suspended in May 2009. Effective July 2010, the matching contributions were reinstated. However, the 401(k) Plan was amended to increase Stanadyne’s matching contribution to 50% of employee pre-tax contributions on the first 1% of compensation and 25% of employee pre-tax contributions on the next 5% of compensation so that if an employee contributes 6% of compensation, the Stanadyne match would total 1.75% of that employee’s compensation. The Company made matching contributions of $294, $541 and $1,649 during the years ended December 31, 2010, 2009 and 2008, respectively.

(16) Stockholders’ Equity

Common Stock. During the year ended December 31, 2010 and 2009, there were no stock options exercised. During the year ended December 31, 2008, four former and retiring employees exercised stock options to purchase 75,000 shares of Holdings’ common stock at $0.47 per share for $36. During 2010, 2009 and 2008 a total of 200,000, 212,500 and 112,500 shares, respectively, were purchased by the Company for $94, $223 and $106, respectively, and are held as treasury stock.

Stock Options. In August 2004, Holdings established the 2004 Equity Incentive Plan (the “Option Plan”) to provide for the award of non-qualified stock options to attract and retain people who are in a position to make a significant contribution to the success of the Company and its subsidiaries. Awards granted under the Option Plan vest over a period of four years contingent upon achievement of certain financial performance targets as defined by the Option Plan and expire 10 years after the date of grant. There are 16,000,000 shares authorized for the Option Plan with 316,170 available for future grants at December 31, 2010.

The Company uses a Black-Scholes option-pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, fair value of common stock, probability that financial targets will be met, and forfeiture rate. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. The table below indicates the key assumptions used in the option valuation calculations for options granted in the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Risk-free interest rate	3.20%	3.40%	3.85%
Expected dividend yield	0.00%	0.00%	0.0%
Expected volatility	65%	33%	33%
Expected term in years	6.25	6.25	6.25

The expected volatility is based on historical volatility of small capitalization companies in the same industry sector as the Company. The expected term of options represents the period of time that options granted are expected to be outstanding using the simplified method. The risk-free rate is based on the U.S. Treasury yield curve at the time of grant having a term equal to the expected term of the option.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

Presented below is a summary of stock option activity for the Option Plan for the years ended December 31, 2010, 2009 and 2008.

	Outstanding		Exercisable
	Stock Options Outstanding	Weighted Average Exercise Price	Stock Options Outstanding	Weighted Average Exercise Price
December 31, 2007 (1)	13,690,000	$0.50	3,146,250	$0.47
Exercised	(75,000)	0.47	(75,000)	0.47
Cancelled (2)	(217,500)	0.47	—	—
Vested	—	—	—	—
Granted (2) (3)	950,000	1.05	—	—

December 31, 2008 (1)	14,347,500	0.53	3,071,250	0.47
Exercised	—	—	—	—
Cancelled (2)	(1,743,750)	0.53	—	—
Vested	—	—	—	—
Granted (2) (3)	325,000	0.47	—	—

December 31, 2009 (1)	12,928,750	0.53	3,071,250	0.47
Exercised	—	—	—	—
Cancelled (2)	(525,000)	0.96	(25,000)	0.47
Vested
Granted (2) (3)	2,575,000	0.47	—	—

December 31, 2010 (1)	14,978,750	$0.51	3,046,250	$0.47

(1)	The weighted average remaining life of options outstanding as of December 31, 2010, 2009 and 2008 was 5.46 years, 5.67 years and 6.25 years, respectively.
(2)	The weighted average grant-date fair value of options issued during the years ended December 31, 2010, 2009 and 2008 was $0.07, $0.04 and $0.28, respectively. The weighted average grant-date fair value of unvested options cancelled during the years ended December 31, 2010, 2009 and 2008 was $0.27, $0.32 and $0.34, respectively.
(3)	2,575,000 options were issued on September 1, 2010 with an exercise price of $0.47 per share. 325,000 options were issued on December 10, 2009 with an exercise price of $0.47 per share. 950,000 options were issued on December 3, 2008 with an exercise price of $1.05 per share.

As of December 31, 2010, there was $735 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the 2004 Equity Incentive Plan. No compensation expense is expected to be recorded as management determined that it is not probable that the financial performance targets associated with the awards will be achieved. The total stock-based employee compensation expense for the stock options was $37, $63 and $102 in 2010, 2009 and 2008, respectively. There were 11,932,500 and 9,857,500 non-vested stock options outstanding at December 31, 2010 and 2009, respectively. The weighted average grant date fair value of non-vested stock options was $0.21 and $0.25 as of December 31, 2010 and 2009, respectively.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(17) Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income at December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009

Foreign currency translation adjustment	$3,231	$3,935
Additional pension and other post employment benefits liability, net of accumulated tax of $6,614 in 2010 and $5,715 in 2009.	(11,409)	(9,865)

Total	$(8,178)	$(5,930)

(18) Redeemable Non-controlling Interest

The Company funded expansion of manufacturing operations in SAPL through a combination of new debt and equity issuances which were completed during 2010. SAPL issued additional common shares to Stanadyne and the non-controlling interest partners for net proceeds of $1.6 million and $0.6 million, respectively. As a result of this additional investment in SAPL, Stanadyne’s controlling share increased from 51.1% to 64.9%.

In March 2010, the Company entered into a put arrangement as part of an amendment to the SAPL Joint Venture Agreement with respect to the common securities that represent the 35.1% non-controlling interest. The non-controlling partners have an option to put their ownership interests to Stanadyne during a 90-day period beginning March 1, 2015. Due to the put option, the non-controlling interest is redeemable and does not qualify as permanent equity. As a result, this redeemable non-controlling interest is recorded in the mezzanine section of our consolidated balance sheets and is reported at estimated redemption value. At December 31, 2010, the redemption value was $0.8 million. Changes in the redemption value are charged to retained earnings if available or to additional paid in capital. The recognition of the redemption value of this redeemable non-controlling interest was affected through an increase to redeemable non-controlling interests and a charge to additional paid-in capital.

(19) Related Party Transactions

During each of the years ended December 31, 2010, 2009 and 2008, the Company incurred management fees of $750 payable to Kohlberg & Company L.L.C. for management services provided. These charges are included in selling, general, administrative and other operating expenses.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(20) Significant Customers

Sales to customers and their affiliates which represented approximately 10% or more of consolidated total net sales were as follows:

	Year Ended December 31, 2010%		Year Ended December 31, 2009%		Year Ended December 31, 2008%
Deere	$88,678	35.4	$51,140	27.5	$92,926	33.1

Accounts receivable balances with Deere and its affiliates were $8,734, $7,205 and $6,477 at December 31, 2010, 2009 and 2008, respectively.

(21) Fair Value Measurements

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

The table below shows how the Company categorizes certain financial assets and liabilities based on the types of inputs used in valuation techniques for measuring fair value:

	Fair Value Measurements at December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Money market funds	$15,212	$—	$—	$15,212

Financial liabilities:
SAPL debenture embedded conversion option	$—	$—	$306	$306

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

	Fair Value Measurements at December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Money market funds	$21,998	$—	$—	$21,998

As described in Note 11, the SAPL debenture embedded conversion option is considered a derivative and is recorded at its fair value. The value of the option is calculated using the Monte Carlo simulation approach, which takes into account certain assumptions which include the discount yield, volatility and risk free rate, among others.

An unrealized gain, which is included in other income in the consolidated statement of operations amounting to $56 was the only activity for Level 3 liabilities for the year ended December 30, 2010.

As of December 31, 2009, financial assets consisted only of money market funds which amounted to $21,998 and are included as cash equivalents. As of December 31, 2009 the Company did not have any financial liabilities measured at fair value on a recurring basis.

(22) Commitments and Contingencies

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

The effect of this indemnification is to limit environmental exposure of known sites. However, there are limitations to this indemnification. Estimates of future costs of environmental matters are inevitably imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the development and application of new technologies, the identification of new sites for which the Company may have remediation responsibility and the apportionment and collectability of remediation costs among responsible parties. The Company establishes reserves for these environmental matters when a loss is probable and reasonably estimable and has accrued its best estimate, $834 and $892, with respect to these matters at December 31, 2010 and 2009, respectively. It is reasonably possible that the final resolution of some of these matters may require the Company to make expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. However, management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company’s consolidated financial position or results of operations.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

The Company provides a limited warranty for specific products and recognizes the projected cost for this warranty in the period the products are sold. The Company’s warranty accrual is included as a component of accrued liabilities in the consolidated balance sheets. Changes in the Company’s warranty accrual are presented below:

	2010	2009
Warranty liability, beginning of year	$867	$1,085
Warranty expense based on products sold	1,067	521
Warranty claims paid	(1,236)	(739)

Warranty liability, end of year	$698	$867

(23) Segments

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

(24) Foreign and Geographic Information

The Company has manufacturing operations in the United States, Italy, India and China. The following is a summary of significant financial information by geographic area:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Net sales:
Domestic – United States	$107,098	$90,724	$130,776

Foreign net sales:
Germany	31,025	23,006	24,849
Mexico	27,063	13,886	35,882
France	23,249	16,873	23,955
All other	62,158	41,359	65,011

Total foreign sales	143,495	95,124	149,697

Net sales	$250,593	$185,848	$280,473

	December 31, 2010	December 31, 2009
Long-lived assets:
United States	$44,509	$49,150
Italy	12,487	16,749
India	12,745	6,173
China	10,282	6,788

Long-lived assets	$80,023	$78,860

	Holdings		Stanadyne
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Net deferred income tax liabilities:
United States	$(4,766)	$(7,267)	$(19,036)	$(20,111)
Italy	(1,618)	(2,533)	(1,618)	(2,533)

Net deferred income tax liabilities	$(6,384)	$(9,800)	$(20,654)	$(22,644)

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(25) Valuation and Qualifying Accounts

The components of significant valuation and qualifying accounts were as follows:

	Allowance for Uncollectible Accounts Receivable		Holdings	Stanadyne
			Income Tax	Income Tax
		Inventory	Valuation	Valuation
		Reserves	Allowance	Allowance
Balance December 31, 2008	$209	$1,703	$4,170	$2,984
Charged to costs and expenses	92	1,807	1,403	1,158
Write-offs	—	(545)	—	—
Effect of exchange rate changes	16	27	551	551

Balance December 31, 2009	317	2,992	6,124	4,693
Charged to costs and expenses	(13)	(24)	419	418
Write-offs	—	(1,702)	—	—
Effect of exchange rate changes	(16)	(76)	(651)	(651)

Balance December 31, 2010	$288	$1,190	$5,892	$4,461

(26) Reorganization

During the second quarter of 2009, as a part of its strategic plan and cost reduction initiatives, the Company decided to consolidate its U.S.-based manufacturing capacity. This will result in the closure of manufacturing operations in the Company’s Windsor, Connecticut location by mid-2011 and expansion of its operations in its North Carolina locations. Reorganization costs are primarily for relocation of equipment and staffing to manage the project and are reflected as a component of selling, general and administrative expenses within the accompanying consolidated statements of operations. Hourly and salaried employees of the Windsor, Connecticut workforce that will be displaced by this consolidation will receive compensation, based on years of service and skill level, if they remain employed until their positions are eliminated. This “completion bonus” is accruing over the expected service period and is reflected as a component of cost of goods sold within the accompanying consolidated statements of operations. The Company has identified certain assets in Windsor, Connecticut that will no longer be used following the completion of the reorganization activity and has accelerated depreciation of these assets to estimated net realizable value over their revised estimated useful life. Such accelerated depreciation has been charged to cost of goods sold and selling, general, administrative and other operating expenses within the accompanying consolidated statements of operations. The Company has also concluded that the carrying value of the building in Windsor that will no longer be used as a production facility following the completion of the reorganization of North American operations does not exceed fair value and accordingly no impairment on the facility has been recorded. The estimates of the revised useful lives and net realizable value of the surplus equipment and the fair value of the production facility in Windsor, Connecticut will be reviewed and updated as the reorganization activity is completed and if such estimates change, additional charges could result.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

A summary of the changes in the Company’s completion bonus accrual is provided below:

	Years ended December 31,
	2010	2009
Completion bonus, beginning of period	$1,060	$—
Completion bonus expenses	1,177	1,060
Cash payments	(171)	—

Completion bonus, end of period	$2,066	$1,060

The following information summarizes the costs incurred with respect to the reorganization and other charges:

	Years ended December 31,
	2010	2009
Reorganization costs	$9,698	$3,000
Completion bonus expenses	1,177	1,060
Other charges: accelerated depreciation	768	576

Total	$11,643	$4,636

The reorganization activities begun in 2009 are expected to continue into mid-2011 when the Company completes the relocation of its manufacturing operations. The following information summarizes the costs incurred with respect to the reorganization and other charges since inception and the expected costs remaining to be incurred:

	Costs since inception	Costs remaining to be incurred	Total costs and charges
Reorganization costs	$12,698	$1,526	$14,224
Completion bonus expenses	2,237	250	2,487
Other charges: accelerated depreciation	1,344	—	1,344

Total	$16,279	$1,776	$18,055

Upon completion of the reorganization of the U.S. manufacturing activities, the Company anticipates to realize annual savings of approximately $10,000. The majority of the savings will be realized within cost of goods sold. These expected savings may be offset to some degree by costs associated with initiatives to grow our business.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(27) Supplemental Financial Statements

Supplemental condensed balance sheets as of December 31, 2010 and 2009 and supplemental condensed statements of operations and cash flows for 2010, 2009 and 2008 are presented below for Stanadyne Holdings, Inc. on a stand alone basis since the restricted net assets of certain consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year.

STANADYNE HOLDINGS, INC.

SUPPLEMENTAL CONDENSED BALANCE SHEET

December 31, 2010
ASSETS
Cash and cash equivalents	$1
Other current assets	—

Total current assets	1
Intangible and other assets, net	15,424
Investment in subsidiaries	87,021
Due from Stanadyne Corporation	3,726

Total assets	$106,172

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$4,603

Total current liabilities	4,603
Long-term debt	100,000
Stockholders’ equity	1,569

Total liabilities and stockholders’ equity	$106,172

December 31, 2009
Cash and cash equivalents	$1
Other current assets	—

Total current assets	1
Intangible and other assets, net	14,178
Investment in subsidiaries	103,281
Due from Stanadyne Corporation	2,028

Total assets	$119,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$4,545

Total current liabilities	4,545
Long-term debt	100,000
Stockholders’ equity	14,943

Total liabilities and stockholders’ equity	$119,488

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

STANADYNE HOLDINGS, INC.

SUPPLEMENTAL CONDENSED STATEMENTS OF OPERATIONS

Year Ended December 31, 2010
SG&A	$61

Operating loss	(61)

Interest expense, net	12,261
Income tax benefit	(3,262)

Loss before subsidiary loss	(9,060)
Subsidiary loss	(929)

Net loss	$(9,989)

Year Ended December 31, 2009
SG&A	$61

Operating loss	(61)

Interest expense, net	11,752
Income tax benefit	(3,891)

Loss before subsidiary loss	(7,922)
Subsidiary loss	(15,199)

Net loss	$(23,121)

Year Ended December 31, 2008
SG&A	$62

Operating loss	(62)

Interest expense, net	10,455
Income tax benefit	(2,743)

Loss before subsidiary earnings	(7,774)
Subsidiary earnings	9,777

Net income	$2,003

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

STANADYNE HOLDINGS, INC.

SUPPLEMENTAL CONDENSED STATEMENTS OF CASH FLOWS

Year Ended December 31, 2010
Net Loss	$(9,989)
Amortization of debt discount & deferred financing fees	261
Deferred income tax benefit	(1,298)
Subsidiary loss	929
Change in operating assets and liabilities	(1,809)

Net cash used in operating activities	(11,906)

Dividends received	12,000
Purchase of treasury stock	(94)

Net cash provided by financing activities	11,906

Net decrease in cash and cash equivalents	—
Cash at cash equivalents at beginning of period	1

Cash at cash equivalents at end of period	$1

Year Ended December 31, 2009
Net Loss	$(23,121)
Amortization of debt discount & deferred financing fees	7,219
Deferred income tax benefit	(3,678)
Subsidiary loss	15,199
Change in operating assets and liabilities	4,439

Net cash provided by operating activities	58

Purchase of treasury stock	(223)
Net cash used in financing activities	(223)

Net decrease in cash and cash equivalents	(165)
Cash at cash equivalents at beginning of period	166

Cash at cash equivalents at end of period	$1

Year Ended December 31, 2008
Net income	$2,003
Amortization of debt discount & deferred financing fees	10,460
Deferred income tax benefit	(3,443)
Subsidiary earnings	(9,777)
Change in operating assets and liabilities	754

Net cash used in operating activities	(3)

Proceeds from exercise of stock options	35
Purchase of treasury stock	(106)

Net cash used in financing activities	(71)

Net decrease in cash and cash equivalents	(74)
Cash at cash equivalents at beginning of period	240

Cash at cash equivalents at end of period	$166

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Holdings

As of December 31, 2010, an evaluation of the effectiveness of the design and operation of Holdings’ disclosure controls and procedures was conducted by management under the supervision and with the participation of the President and Chief Financial Officer of Holdings. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and including that such information is accumulated and communicated to management, including the President and Chief Financial Officer of Holdings, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation and the identification of the material weaknesses in internal control over financial reporting described below, the President and Chief Financial Officer of Holdings have concluded that, as of December 31, 2010, Holdings’ disclosure controls and procedures were not effective.

In light of the material weaknesses described below, Holdings performed additional analysis and other procedures to ensure that Holdings’ consolidated financial statements were prepared in accordance with generally accepted accounting principles and accurately reflect the results for December 31, 2010. As a result, notwithstanding the material weaknesses discussed below, management concluded that the consolidated financial statements included in this Form 10-K fairly present in all material respects Holdings’ financial position, results of operations and cash flows for the year ended December 31, 2010.

Stanadyne

As of December 31, 2010, an evaluation of the effectiveness of the design and operation of Stanadyne’s disclosure controls and procedures was conducted by management under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Stanadyne. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and including that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Stanadyne, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation and the identification of the material weaknesses in internal control over financial reporting described below, the President and Chief Financial Officer of Stanadyne have concluded that, as of December 31, 2010, Stanadyne’s disclosure controls and procedures were not effective.

In light of the material weaknesses described below, Stanadyne performed additional analysis and other procedures to ensure that Stanadyne’s consolidated financial statements were prepared in accordance with generally accepted accounting principles and accurately reflect the results for December 31, 2010. As a result, notwithstanding the material weaknesses discussed below, management concluded that the consolidated financial statements included in this Form 10-K fairly present in all material respects Stanadyne’s financial position, results of operations and cash flows for the year ended December 31, 2010.

(b) Management’s report on internal control over financial reporting

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

Holdings’ management assessed the effectiveness of its internal control over financial reporting as of December 31, 2010. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.

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

•

Management has concluded that (a) Holdings lacks sufficient accounting professionals with necessary knowledge, experience and training to adequately account for and perform adequate supervisory reviews of certain significant and primarily non-routine transactions and technical accounting matters and (b) Holdings lacks adequate controls regarding training in the relevant accounting guidance, review, and documentation of certain complex, and primarily non-routine accounting transactions and review of required accounting disclosures. Collectively, these factors resulted in the misapplication of accounting principles primarily impacting several accounts including cost of goods sold, interest expense, and income taxes as reported on our consolidated statements of operations, and inventories, pension liabilities, deferred debt origination costs, certain components of other comprehensive income, goodwill and deferred income taxes as reported on our consolidated balance sheets, as well as an adjustment to the consolidated financial statements for the three months ended December 31, 2010. Because these control deficiencies could result in misstatements of the aforementioned accounts or other accounts not noted and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected, management has determined that these control deficiencies constitute a material weakness.

•

Management has concluded that (a) Holdings’ indirect subsidiary SAPL lacks adequate controls regarding the preparation and review of account activities related to capital expenditures and (b) Holdings lacks adequate controls regarding the monitoring of capital expenditure activity at SAPL. Collectively, these factors resulted in errors impacting the recorded values for construction in progress (a component of property, plant and equipment) and accounts payable as reported on our consolidated balance sheets, as well as net cash provided by operating activities and net cash used in investing activities as reported on our consolidated statements of cash flows, as well as an adjustment to the consolidated financial statements for the three months ended December 31, 2010. Because these control deficiencies could result in misstatements of the aforementioned accounts or other accounts not noted and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected, management has determined that these control deficiencies constitute a material weakness.

Because of the material weaknesses described above, management concluded that internal control over financial reporting was not effective as of December 31, 2010.

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

Stanadyne’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2010. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.

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

•

Management has concluded that (a) Stanadyne lacks sufficient accounting professionals with necessary knowledge, experience and training to adequately account for and perform adequate supervisory reviews of certain significant and primarily non-routine transactions and technical accounting matters and (b) Stanadyne lacks adequate controls regarding training in the relevant accounting guidance, review, and documentation of certain complex, and primarily non-routine accounting transactions and review of required accounting disclosures. Collectively, these factors resulted in the misapplication of accounting principles primarily impacting several accounts including cost of goods sold, interest expense, and income taxes as reported on our consolidated statements of operations, and inventories, pension liabilities, deferred debt origination costs, certain components of other comprehensive income, goodwill and deferred income taxes as reported on our consolidated balance sheets, as well as an adjustment to the consolidated financial statements for the three months ended December 31, 2010. Because these control deficiencies could result in misstatements of the aforementioned accounts or other accounts not noted and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected, management has determined that these control deficiencies constitute a material weakness.

•

Management has concluded that (a) Stanadyne’s subsidiary SAPL lacks adequate controls regarding the preparation and review of account activities related to capital expenditures and (b) Stanadyne lacks adequate controls regarding the monitoring of capital expenditure activity at SAPL. Collectively, these factors resulted in errors impacting the recorded values for construction in progress (a component of property, plant and equipment) and accounts payable as reported on our consolidated balance sheets, as well as net cash provided by operating activities and net cash used in investing activities as reported on our consolidated statements of cash flows, as well as an adjustment to the consolidated financial statements for the three months ended December 31, 2010. Because these control deficiencies could result in misstatements of the aforementioned accounts or other accounts not noted and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected, management has determined that these control deficiencies constitute a material weakness.

Because of the material weaknesses described above, management concluded that internal control over financial reporting was not effective as of December 31, 2010.

(c) Changes in internal control

Holdings and Stanadyne

During the quarter ended December 31, 2010 there were changes in internal control over financial reporting. Beginning in the fourth quarter of 2010, management designed and implemented remediation measures to address the material weaknesses described above to enhance the Company’s internal control over financial reporting, including the following:

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

•	The accounting department at SAPL changed its practices concerning the preparation and review of account activities related to capital expenditures.

(d) Remediation

Holdings and Stanadyne

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

Management believes that the changes in internal control described above in addition to other planned changes will strengthen the Company’s internal control over financial reporting and will eventually remediate the identified material weaknesses. As management continues to evaluate and work to enhance internal control over financial reporting, management may determine that additional measures must be taken to address these control deficiencies or may determine that it needs to modify or otherwise adjust the remediation measures described below.

Additional planned improvements include:

•	We will continue to implement controls regarding the enhancement of detailed accounting policies and updating those policies for new developments and accounting pronouncements.

•

We will continue to implement and modify controls to ensure that significant, complex and non-routine transactions are timely identified, researched, documented, reviewed and evaluated so that such transactions are properly recorded and disclosed in accordance with U.S. GAAP.

•	We will revise financial reporting policies and enhance procedures and processes involving the affected accounts at SAPL in addition to enacting more stringent thresholds for management review.

Because the reliability of the internal control process requires repeatable execution, the successful remediation of these material weaknesses will require review and evidence of effectiveness prior to management concluding that the controls are now effective. Some of the enhancements that have been implemented by management in the fourth quarter of 2010 have not been in place for a sufficient period of time to demonstrate that their effectiveness is sustainable. Therefore, additional time is required to validate that the material weaknesses are fully remediated.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position as of December 31, 2010 of each person who is a member of the Board of Directors or an executive officer of each of Holdings and Stanadyne. Holdings, Kohlberg and other stockholders of Holdings are parties to that certain KSTA Holdings Stockholders Agreement, dated August 6, 2004 (the “Stockholders Agreement”) pursuant to which such persons have certain registration rights and participation rights. Pursuant to the Stockholders Agreement, Kohlberg has the right to elect the directors of Holdings. Consequently, Holdings does not have a nominating committee. All directors serve for the term for which they are elected or until their successors are duly elected and qualified or until death, retirement, resignation or removal. All directors of Holdings also serve as directors of Stanadyne. All directors, other than M. David Jones, are affiliated with Kohlberg & Company, L.L.C. and have been selected to be directors pursuant to the Stockholders Agreement based on their experience in serving as directors of other Kohlberg portfolio companies, many of which are manufacturing companies like Stanadyne, which we believe make them well qualified to serve as directors. Mr. Jones, President of Holdings and Chief Executive Officer of Stanadyne, brings over 40 years of experience in manufacturing and engine-related businesses which we believe make him well qualified to serve as a director of both companies.

Directors do not receive compensation for their services as directors, with the exception of Mr. Wiggins. Mr. Wiggins, as Chairman of the Board of Stanadyne, received $237,500 in annual salary in 2010, $218,950 in 2009 and $250,000 in 2008, in addition to earning bonus amounts of $118,750 in 2010 and $218,950 in 2008. There was no bonus earned in 2009. Directors are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board of Directors or committees thereof. There are no family relationships between any director and executive officer.

STANADYNE HOLDINGS, INC.

Name	Age	Position

M. David Jones	63	President and Director (1)
Stephen S. Langin	52	Chief Financial Officer and Corporate Secretary
Samuel P. Frieder	46	Director (1), (2)
Seth H. Hollander	34	Director (3)
Christopher Lacovara	46	Director
James D. Wiggins	63	Director and Chairman of the Board(1)
Gordon H. Woodward	42	Director (1), (2), (3)

(1)	Member of Executive Committee
(2)	Member of Compensation Committee
(3)	Member of Audit Committee

STANADYNE CORPORATION

Name	Age	Position

M. David Jones	63	President, Chief Executive Officer and Director (1)
Stephen S. Langin	52	Vice President, Chief Financial Officer and Corporate Secretary
Paul W. Hegwood, Jr.	53	Vice President, Global Operations
Jean S. McCarthy	63	Vice President, Human Resources
John A. Pinson	45	Vice President Engineering and Chief Technology Officer
Joseph M. Vorih	43	Vice President, Global Sales and Marketing
Samuel P. Frieder	46	Director (1), (2)
Seth H. Hollander	34	Director (3)
Christopher Lacovara	46	Director
James D. Wiggins	63	Director and Chairman of the Board (1)
Gordon H. Woodward	42	Director (1), (2), (3)

(1)	Member of Executive Committee
(2)	Member of Compensation Committee
(3)	Member of Audit Committee

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

Paul W. Hegwood, Jr., Vice President, Global Operations. Mr. Hegwood joined the Company in 2008. Mr. Hegwood is a Director of Stanadyne, S.p.A., the Company’s wholly-owned subsidiary in Italy. Prior to joining Stanadyne, Mr. Hegwood was the Manufacturing Director for Delphi Corporations, Automotive Holdings Division with responsibilities for eight Chassis Plants in the US, Canada, Mexico and India. He was Plant manager of the Delphi Kettering, Ohio Plant from 1998-2006. Mr. Hegwood holds an undergraduate degree in Mechanical Engineering from Kettering University, the former General Motors Institute, with a concentration in Electrical Engineering and an M.B.A. from the University of Michigan. In addition, Mr. Hegwood has a Greenbelt in Six Sigma and is a Shainan Certified Top 5 Manager in Problem Solving. Effective March 31 2011, Mr. Hegwood resigned from his position as Vice

President of Global Operations of Stanadyne and his position as a Director of Stanadyne S.p.A, Stanadyne’s wholly owned subsidiary in Italy, in order to pursue other opportunities.

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

John A. Pinson, Vice President, Engineering and Chief Technology Officer. Prior to joining Stanadyne in September 2009, Mr. Pinson served as Vice President, Diesel and Large Engines as well as Acting Vice President, Business Development and Marketing for Ricardo. Prior to joining Ricardo, Mr. Pinson spent 14 years with General Motors where he worked in a variety of positions of increasing responsibility within the R&D and Powertrain organizations including the FIAT-GM Powertrain joint venture in Turin, Italy. Mr. Pinson holds both a B.S. and M.S. in Mechanical Engineering from Clemson University and a Ph.D. in Mechanical Engineering, with a focus on diesel combustion technology, from Pennsylvania State University. Mr. Pinson also holds an M.B.A. from the University of Michigan.

Joseph M. Vorih, Vice President, Global Sales and Marketing. Mr. Vorih joined Stanadyne in 2006 as Vice President, International. In October 2008, he was appointed to his current position. Prior to joining Stanadyne, Mr. Vorih worked with Danaher Corporation for sixteen years, most recently as general manager of Danaher’s high-precision automation systems. During his sixteen-year tenure with Danaher Corporation, Mr. Vorih held positions within Danaher’s Ball Screws, Veeder-Root and Jacobs Vehicle divisions. Mr. Vorih holds a B.S. and an M.S. degree in mechanical engineering from Massachusetts Institute of Technology. He also holds an M.B.A from Rensselaer Polytechnic Institute.

Samuel P. Frieder, Director. Mr. Frieder has served as a director of Holdings and Stanadyne since August 2004. He has served as Chairman of both the Executive and Compensation Committees for Holdings and Stanadyne since January 24, 2005. Mr. Frieder is the Managing Partner of Kohlberg & Company, L.L.C., which he joined in 1989. He is a member of the board of directors of AGY Holding Corporation, Bauer Hockey, BioScrip, Inc., Centerplate, Inc., Central Parking Corporation, Chronos Life Group, Concrete Technologies Worldwide, Inc., The Hoffmaster Group, Inc., Katy Industries, Inc., Kohlberg Capital Corporation, Kellermeyer Building Services, Niagara Corporation, Nielsen & Bainbridge, Inc., Packaging Dynamics Corporation, Pittsburgh Glass Works, Philips Plastics Corporation, SVP Holdings, Thomas Nelson and Trico Products. Mr. Frieder received an A.B. from Harvard College. As a result of these professional experiences, Mr. Frieder possesses particular knowledge and experience in corporate finance, corporate governance, corporate and business development, business evaluation and oversight and financial analysis that strengthen the Board’s collective qualifications, skills and experience.

Seth H. Hollander, Director. Mr. Hollander has served as director of Holdings and Stanadyne since January 2007 and as a member of each Company’s Audit Committee since July 2009. Mr. Hollander is a Partner of Kohlberg & Company, L.L.C., which he joined in 2001. He is a member of the board of directors of AGY Holding Corporation, Centerplate, Inc., Central Parking Corporation, Concrete Technologies Worldwide, Inc., The Hoffmaster Group, Inc., Kellermeyer Building Services, Nielsen & Bainbridge, Inc. and Packaging Dynamics Corporation. Mr. Hollander received a B.B.A. from University of Michigan, Ann Arbor. As a result of these professional experiences, Mr. Hollander possesses particular knowledge and experience in corporate finance, accounting, strategic planning, business evaluation and oversight and financial analysis that strengthen the Board’s collective qualifications, skills and experience.

Christopher Lacovara, Director. Mr. Lacovara has served as a director of Holdings and Stanadyne from August 6, 2004 to February 14, 2011. Mr. Lacovara is a Partner of Kohlberg & Company, L.L.C., which he joined in 1988. He is a member of the board of directors of AGY Holding Corporation, Bauer Hockey, Centerplate, Inc., Central Parking Corporation, Concrete Technologies Worldwide, Inc., Katy Industries, Inc., Niagara Corporation, Pittsburgh Glassworks LLC, SVP Holdings, Ltd., Trico Products Corporation, Chronos Life Group and KCOF Holdings, LLC. He is also chairman of the board of directors of Kohlberg Capital Corporation. Mr. Lacovara received an A.B. from Harvard College, a B.E.E.S. from Hofstra University and an M.S. from Columbia University. As a result of these professional experiences, Mr. Lacovara possesses particular knowledge and experience in corporate finance, corporate governance, strategic planning, business evaluation and oversight and financial analysis that strengthen the Board’s collective qualifications, skills and experience. Effective February 14, 2011, Mr. Lacovara resigned from his positions as a director of Holdings and all of its related subsidiaries or affiliates, including Stanadyne. Mr. Lacovara’s resignation was not a result of any disagreement with Holdings, Stanadyne or Holdings’ or Stanadyne’s Board of Directors.

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

Gordon H. Woodward, Director. Mr. Woodward has served as a director of Holdings and Stanadyne since August 6, 2004. Since 2005, Mr. Woodward has served as Chairman of the Audit Committees for both Holdings and Stanadyne and has served on both the Executive and Compensation Committees since January 24, 2005. Mr. Woodward is a Partner and Chief Investment Officer of Kohlberg & Company, L.L.C., which he joined in 1996. He is a member of the board of directors of BioScrip, Inc., Centerplate, Inc., Central Parking Corporation, Chronos Life Group, The Hoffmaster Group, Inc., Kellermeyer Building Services, Nielsen & Bainbridge, Inc., Packaging Dynamics Corporation, Phillips Plastics Corporation, and Thomas Nelson, Inc. Mr. Woodward received an A.B. from Harvard College. As a result of these professional experiences, Mr. Woodward possesses particular knowledge and experience in corporate finance, corporate governance, strategic planning, business evaluation and oversight and financial analysis that strengthen the Board’s collective qualifications, skills and experience.

Evan Wildstein, Director. Mr. Wildstein has served as a director of Holdings and Stanadyne since February 14, 2011. Mr. Wildstein is a Partner of Kohlberg & Company, L.L.C., which he joined in 1994. He is a member of the Board of Directors of Chronos Life Group, Pittsburgh Glass Works, SVP Holdings and Trico Products. Mr. Wildstein holds a B.B.A. from the University of Michigan, Ann Arbor. As a result of these professional experiences, Mr. Wildstein possesses particular knowledge and experience in corporate finance, corporate governance, strategic planning, business evaluation and oversight and financial analysis that strengthen the Board’s collective qualifications, skills and experience.

AUDIT COMMITTEE FINANCIAL EXPERT

The audit committees for Holdings and Stanadyne consist of the same directors and serve the same function in both companies. The duties and responsibilities of the audit committees include the engagement and termination of the companies’ independent registered public accounting firm, otherwise overseeing the independent auditor relationship, reviewing significant accounting policies and internal controls and reporting its findings to the full board of directors. The Audit Committees consist of Mr. Woodward (Chairman) and Mr. Hollander. The Board of Directors of each of Holdings and Stanadyne has determined that Mr. Hollander has the attributes of an “audit committee financial expert” pursuant to the regulations of the SEC. However, Mr. Hollander may not be considered “independent” pursuant to the listing standards of the Nasdaq Stock Market, if Holdings’ or Stanadyne’s securities were so listed (which they are not), as he is an employee of the majority stockholder of Holdings. Security holders should understand that this designation is a disclosure requirement of the SEC relating to Mr. Hollander’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. Hollander any duties, obligations or liabilities that are greater than are generally imposed on him as a member of the Audit Committees and Boards of Directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committees or Boards of Directors.

CODE OF ETHICS

All of the Company’s employees and directors are subject to the terms of its formal Business Ethics Policy and Foreign Corrupt Practices Compliance Policy (the “Policies”). These Policies define in addition to other issues, the legal, moral and ethical guidelines which all employees, including executive officers, are required to follow in the discharge of their duties and responsibilities. Although the Company is not subject to the listing requirements for equity issuers which would require having a code of ethics, the Policies constitute a code of ethics within the guidelines set forth in Regulation S-K Item 406. A copy of the Policies may be obtained, without charge, by contacting the Company’s Chief Financial Officer by mail at 92 Deerfield Road, Windsor, CT 06095 or by telephone at (860) 525-0821.

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

With Stanadyne’s base salary, stock options and other incentive and retirement programs, the compensation program is designed to recognize position and responsibility as well as reward accomplishment of the Company’s short and long-term objectives. The short term objectives (one year) include achieving earnings before interest, taxes, depreciation and amortization (“EBITDA”) and operating cash flows as projected in the Company’s annual operating plan, improving the Company’s quality as perceived by its customers, and implementing a lean manufacturing philosophy. The longer term goals include increasing revenue base, increasing earnings as measured by EBITDA and achieving world-class performance in the areas of quality, delivery and customer satisfaction.

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

Performance Based Incentive Compensation – We believe in a philosophy of pay-for-performance. Consequently, our performance based incentive compensation plans provide opportunities for our executives to earn up to a maximum of 130% of their base salary. As position and responsibility increase, a greater portion of the executive’s compensation is performance based. The performance based compensation is earned according to the terms of our Employee Incentive Plan (“EIP”), which includes all U.S.-based hourly and salaried employees, as well as select members of management in our foreign subsidiaries.

The EIP establishes annual goals based on EBITDA. Each employee is assigned a Participation Factor expressed in terms of a percentage of the employee’s base salary. These Participation Factors are recommended annually by our Chief Executive Officer and subject to approval by the Compensation Committee. The performance bonus is determined for each employee by multiplying the annual base salary or wages by the individual Participation Factor, multiplied by a Payout Factor. The Payout Factor ranges between 37.5% and 130% and is based on the level of EBITDA generated for the year.

In keeping with our philosophy of rewarding performance, EBITDA that is less than 90% of the EBITDA goal results in a Payout Factor of zero, and no performance bonus amounts are earned. The EIP in 2010 was structured to provide a Payout Factor of 37.5% for achieving at least 90% of the EBITDA goal and increased by 1.25% for each 1% increase in the EBITDA goal, up to 100%. The Payout Factor can increase by an additional 5.0% for each 1% increase in EBITDA above the annual goal, up to 110%. The Payout Factor can increase by an additional 3.0% for each 1% increase in EBITDA above 110% of the annual goal up to a maximum of 130%.

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

As of December 31, 2004, a total of 14,740,000 options to purchase Holdings common stock were granted under the Option Plan to certain members of management and 25,000 options were granted to one Director, Mr. Wier, of which 18,750 expired upon his retirement as a Director in July 2009. In 2006, Mr. Jones was awarded 3,500,000 stock options as part of his employment agreement. He was awarded an additional 750,000 stock options in 2010. Mr. Langin was awarded an additional 300,000 stock options in 2010 which are in addition to the 1,000,000 options he was awarded in 2004. In 2010, 2008 and 2006, Mr. Vorih was awarded 500,000, 150,000 and 250,000 stock options, respectively. In 2008, Mr. Hegwood was hired as the Company’s Vice President, Operations and was awarded 400,000 stock options. Mr. Hegwood was awarded an additional 600,000 stock options in 2010. All of Mr. Hegwood’s stock options were unvested at the time of his resignation on March 31, 2011 and were cancelled. Mr. Pinson was awarded 325,000 stock options in 2009 and an additional 275,000 stock options in 2010. There were no stock options awarded to the Named Executive Officers in 2009.

To further encourage pay for performance, vesting of the option awards each year is dependent upon achieving targeted levels of earnings expressed as EBITDA and defined in the Option Plan. Subject to the terms of the Option Plan, 25% of the options granted in 2004 vested upon completion of the audit of the Company’s financial results for the year ended December 31, 2004. Based on the financial results for subsequent years, no additional options have vested to date.

There were no stock options exercised by the Named Executive Officers during the twelve months ended December 31, 2010.

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

•

Life Insurance – The Company pays annual premiums for term life or variable annuity life insurance policies with a death benefit equal to two times average annual compensation for all of the Named Executive Officers.

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

In the first quarter of 2009, our Chief Executive Officer, Mr. Jones, provided recommendations to the Compensation Committee for reductions in base salaries for all of the Named Executive Officers ranging from 10% to 15%. These salary reductions were part of the Company-wide cost reduction actions taken in reaction to the negative pressure on earnings in 2009 due to the global economic recession. In the fourth quarter of 2009, Mr. Jones recommended further cost reductions through a reorganization of the executive team resulting in a reduction in the number of Vice Presidents from seven to six. In September, Mr. Jones recommended that the Company employ John Pinson as Vice President & Chief Technology Officer to fill the vacancy left by William W. Kelly who retired in March, 2009. The Compensation Committee evaluated and approved all of these recommendations and, in response to the depressed levels of business, reduced Mr. Jones’ base salary by 15% effective March 1, 2009.

In 2010, as business conditions improved from the recessionary levels of the prior year, Mr. Jones recommended to the Compensation Committee that, effective March 2010, the base salaries for the Named Executive Officers be increased by one-half of the reductions that had been implemented in 2009. Mr. Jones made a similar recommendation to increase base salaries by the remainder of the 2009 salary reductions effective July, 2010. The Compensation Committee evaluated and approved both of the recommendations as well as increasing Mr. Jones’ base salary by the amount it had been reduced in 2009.

COMPENSATION COMMITTEE REPORT

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Boards of Directors of Holdings and Stanadyne that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2010.

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

Compensation Committee Interlocks and Insider Participation

All members of the Compensation Committee during fiscal year 2010 were independent directors, and no member was an employee or former employee. No Compensation Committee member had any relationship requiring disclosure under the section titled “Certain Relationships Related Transactions and Director Independence” in this Form 10-K. During fiscal year 2010, none of our executive officers served on the Compensation Committee (or its equivalent) or board of directors of another entity whose executive officer served on our Compensation Committee.

In 2010, M. David Jones served as President of Holdings, and Stephen S. Langin served as Chief Financial Officer of Holdings. Neither Mr. Jones nor Mr. Langin received any compensation from Holdings for serving in those positions. The compensation of executive officers of Stanadyne is determined by the Compensation Committee of Stanadyne and, with respect to the grant of any stock options of Holdings, by the Compensation Committee of Holdings. The following table sets forth information concerning the Chief Executive Officer, the Chief Financial Officer and the three other most highly compensated executive officers of Stanadyne (the “Named Executive Officers”) for services rendered in fiscal years 2010, 2009 and 2008.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(2)	All Other Comp- ensation ($)(3)	Total ($)

M. David Jones (President, Chief Executive Officer and Director)	2010	498,219	249,110	53,110	(1)	—	39,863	840,302
	2009	468,125	—	—		—	43,293	511,418
	2008	517,500	452,813	—		—	41,959	1,012,272

Stephen S. Langin (Vice President, Chief Financial Officer and Secretary)	2010	275,500	137,750	21,240	(1)	—	29,467	463,957
	2009	261,250	—	—		—	36,091	297,341
	2008	277,500	242,813	—		—	38,917	559,230

John A. Pinson (Vice President, Engineering & CTO)	2010	225,000	73,125	19,470	(1)	—	104,218	421,813
	2009	60,577	—	—		—	23,100	83,677
	2008	—	—	—		—	—	—

Joseph M. Vorih (Vice President, Global Sales & Marketing)	2010	251,333	81,684	35,400	(1)	—	36,288	404,705
	2009	238,233	—	—		—	38,403	276,636
	2008	239,750	163,858	42,270	(1)	—	41,319	487,197

Paul W. Hegwood, Jr. (Vice President, Operations)	2010	219,458	71,324	42,480	(1)	—	22,697	355,959
	2009	210,833	—	—		—	45,000	255,833
	2008	105,417	59,956	112,000	(1)	—	56,770	334,143

Jean S. McCarthy (Vice President, Human Resources)	2010	200,100	100,050	—		—	42,054	342,204
	2009	189,750	—	—		—	41,612	231,362
	2008	204,000	178,500	—		—	44,380	426,880

(1)	The valuation assumptions are those set forth in Notes 2 and 16 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.
(2)	Amounts shown are changes in pension value as there are no deferred compensation earnings.

(3)	All Other Compensation amounts included in this table are described for each individual as follows:

(a)	2010 Comments – Mr. Jones received various amounts under the Company’s executive benefit plan that included $6,000 annual cash allowance, $9,600 automobile allowance and amounts paid for term life insurance, disability insurance, reimbursement of health care costs, and long-term care insurance of $3,000, $9,560, $6,222 and $3,468, respectively. Mr. Jones received $2,013 in annual Company 401(k) matching contributions.

2009 Comments – Mr. Jones received various amounts under the Company’s executive benefit plan that included $6,000 annual cash allowance, $9,097 automobile allowance and amounts paid for term life insurance, disability insurance, reimbursement of health care costs, and long-term care insurance of $3,000, $9,560, $3,593 and $3,468, respectively. Mr. Jones received $8,575 as the maximum amount in annual Company 401(k) matching contributions.

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

(b)	2010 Comments – Mr. Langin received various amounts under the Company’s executive benefit plan that included a $6,000 cash allowance, $1,070 automobile allowance and amounts paid for variable annuity life insurance, disability insurance, reimbursement of health care costs, and long-term care insurance of $14,303, $2,535, $910 and $1,808, respectively. Mr. Langin received $2,494 in annual Company 401(k) matching contributions as well as a $347 reimbursement of annual premium on personal umbrella liability insurance.

2009 Comments – Mr. Langin received various amounts under the Company’s executive benefit plan that included a $6,000 cash allowance, $1,850 automobile allowance and amounts paid for variable annuity life insurance, disability insurance, reimbursement of health care costs, and long-term care insurance of $14,303, $2,535, $673 and $1,808, respectively. Mr. Langin received $8,575 in annual Company 401(k) matching contributions as well as $347 reimbursement of annual premium on personal umbrella liability insurance.

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

(c)	2010 Comments – Mr. Pinson received $78,729 in other compensation in 2010 to offset his increased income tax liability created by reimbursement of his temporary living and relocation costs to establish residence at the Company headquarters in Connecticut. Mr. Pinson also received various amounts under the Company’s executive benefit plan that included a $6,000 cash allowance and $9,600 automobile allowance and $7,339 reimbursement of health care costs. Mr. Pinson received $2,053 in annual Company 401(k) matching contributions as well as a $497 reimbursement of annual premium on personal umbrella liability insurance.

2009 Comments – Mr. Pinson received $20,514 in other compensation in 2009 to offset his increased income tax liability created by reimbursement of his temporary living and relocation costs to establish residence at the Company headquarters in Connecticut. Mr. Pinson also received a $2,587 automobile allowance.

(d)

2010 Comments – Mr. Vorih received various amounts under the Company’s executive benefit plan that included a $6,000 cash allowance, $9,600 automobile allowance and amounts paid for variable annuity life insurance, disability insurance, reimbursement of health care costs, and long-term care insurance of $10,208, $2,782, $2,792 and $1,692, respectively. Mr. Vorih received

$1,946 in annual Company 401(k) matching contributions as well as a $1,268 reimbursement of annual premium for personal umbrella liability insurance

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

(e)	2010 Comments – Mr. Hegwood received various amounts under the Company’s executive benefit plan that included a $6,000 cash allowance and $9,600 automobile allowance and $5,000 reimbursement of health care costs. Mr. Hegwood received $2,097 in annual Company 401(k) matching contributions.

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

(f)	2010 Comments – Ms. McCarthy received various amounts under the Company’s executive benefit plan that included a $6,000 cash allowance, $9,600 automobile allowance and amounts paid for variable annuity life insurance, disability insurance, reimbursement of health care costs, and long-term care insurance of $15,975, $2,698, $3,669 and $2,302, respectively. Ms. McCarthy received $592 reimbursement of annual premium on personal umbrella liability insurance.

2009 Comments – Ms. McCarthy received various amounts under the Company’s executive benefit plan that included a $6,000 cash allowance, $9,600 automobile allowance and amounts paid for variable annuity life insurance, disability insurance, reimbursement of health care costs, and long-term care insurance of $15,975, $2,698, $3,669 and $2,302, respectively. Ms. McCarthy received $1,218 in annual Company 401(k) matching contributions, as well as a $592 reimbursement of annual premium on personal umbrella liability insurance.

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

GRANTS OF PLAN-BASED AWARDS

Name (a)	Grant Date (b)	Estimated Future Payouts Under Equity Incentive Plan Awards			Exercise or Base Price of Option Awards ($/Sh) (k)	Grant Date Fair Value of Stock and Option Awards ($) (l)
		Threshold(1) (#) (f)	Target(1) (#) (g)	Maximum(1) (#) (h)
M. David Jones	9/01/2010	750,000	750,000	750,000	$0.47	177,267
Stephen S. Langin	9/01/2010	300,000	300,000	300,000	$0.47	70,907
John A. Pinson	9/01/2010	275,000	275,000	275,000	$0.47	64,998
Joseph M. Vorih	9/01/2010	500,000	500,000	500,000	$0.47	118,178
Paul W. Hegwood, Jr.	9/01/2010	600,000	600,000	600,000	$0.47	141,813

(1)	The performance targets must be met in order for the options to vest; therefore, the threshold, target and maximum awards are the same.

On September 1, 2010, Mr. Jones, Mr. Langin, Mr. Pinson, Mr. Vorih and Mr. Hegwood received stock option grants of 750,000, 300,000, 275,000, 500,000, and 600,000 respectively. These options expire August 31, 2020. The exercise price is $0.47 per share and vesting occurs ratably over four years based on the achievement of EBITDA performance targets.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un- exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
M. David Jones	875,000	2,625,000	2,625,000	$0.47	1/19/2016
		750,000	750,000	$0.47	9/01/2020
Stephen S. Langin	250,000	750,000	750,000	$0.47	9/30/2014
		300,000	300,000	$0.47	9/01/2020
John A. Pinson	—	325,000	325,000	$0.47	12/12/2019
	—	275,000	275,000	$0.47	9/01/2020
Joseph M. Vorih	—	250,000	250,000	$0.64	10/02/2016
		150,000	150,000	$1.05	12/03/2018
		500,000	500,000	$0.47	9/01/2020
Paul W. Hegwood, Jr.	—	400,000	400,000	$1.05	12/03/2018
		600,000	600,000	$0.47	9/01/2020
Jean S. McCarthy	37,500	112,500	112,500	$0.47	9/30/2014
	—	100,000	100,000	$0.67	9/18/2015

Stock options in the above table are subject to the terms and conditions of the Stanadyne Holdings, Inc. 2004 Equity Incentive Plan (“Option Plan”). The stock option awards vest in equal portions over the four calendar years following the grant date. Vesting is contingent upon achieving a targeted level of EBITDA as defined by the Option Plan in each calendar year. Options awarded in 2004 and options awarded to Mr. Jones have vested at 25% of the number granted, based on achievement of the Target EBITDA for the calendar year 2004. Target EBITDA was not achieved in calendar years 2005, 2006, 2007, 2008, 2009 or 2010 and consequently no additional vesting has taken place.

No options were exercised by the Named Executive Officers in 2010.

The Company provides retirement benefits to the Named Executive Officers through a defined benefit pension plan and a defined contribution 401(k) plan.

Name	Plan Name	Number of Years Credits Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
M. David Jones	Stanadyne Corporation Pension Plan	1.583	$71,975	0
	Stanadyne Corporation
	Supplemental Retirement Plan	1.583	$95,587	0
Stephen S. Langin	Stanadyne Corporation Pension Plan	26.333	$451,075	0
	Stanadyne Corporation
	Supplemental Retirement Plan	26.333	$265,988	0
John A. Pinson
Joseph M. Vorih	Stanadyne Corporation Pension Plan	1.583	$14,834	0
Paul W. Hegwood, Jr.	Stanadyne Corporation Pension Plan		N/A	0
Jean S. McCarthy	Stanadyne Corporation Pension Plan	7.166	$244,279	0
	Stanadyne Corporation
	Supplemental Retirement Plan	7.166	$58,244	0

Pension benefits are provided to the named executive officers under the terms of the Stanadyne Corporation Pension Plan (“Pension Plan”) and the Stanadyne Corporation Supplemental Retirement Plan (“SERP”), both defined benefit plans. The Pension Plan provides benefits up to the maximum allowable annual compensation limits as defined by IRS regulations. The SERP calculates benefits that are earned in excess of those earned under the Pension Plan. Amounts provided in the above table have been calculated using the same actuarial assumptions used for the pension liability valuation described in Note 12 to Consolidated Financial Statements contained in Item 8 of this Report. Individual benefits are assumed to be payable at a normal retirement age of 65 and are determined using a discount rate of 5.50% for the qualified Pension Plan and 5.00% for the SERP Plan, as well as applying the RP-2000 Annuity Mortality table, sex distinct. The terms of the Pension Plan and the SERP provide for early retirement after 10 years of company service at a reduced benefit of 6% for every year before normal retirement age of 65. A more complete description of these pension plans follows.

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

For purposes of the Pension Plan, compensation used in the determination of Final Average Compensation includes total earnings received for personal services to the Company. The total compensation that can be considered for any purpose under the Pension Plan is limited to $245,000 for 2010, $245,000 for 2009 and $230,000 for 2008 pursuant to requirements imposed by the Internal Revenue Code of 1986, as amended (the “Code”), as amended by the Economic Growth and Tax Relief Reconciliation Act (“EGTRRA”) for prior years as well as for future years. However, the pension plan was frozen March 31, 2007. Therefore, no earnings past that date are considered in calculating the final average compensation. The Code also places certain other limitations on the annual benefits that may be paid under the Pension Plan.

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

PENSION PLAN TABLE(1)(2)

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

Effective April 1, 2007, Stanadyne amended the 401(k) Plan to: (i) substantially increase Stanadyne’s matching contribution to 100% of employee pre-tax contributions on the first 1% of compensation and 50% of employee pre-tax contributions on the next 5% of compensation so that if an employee contributes 6% of compensation, the Stanadyne match would total 3.5% of that employee’s compensation; and (ii) provide for automatic enrollment at 3% of compensation for all new employees and all current employees who are not then contributing 3% or more of compensation. The Company suspended company matching contributions to the 401(k) Plan in May, 2009 due to depressed economic conditions brought about by the global recession. As business levels improved, one-half of the company matching contributions were restored in July, 2010 and the remainder was restored in January, 2011.

2010 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Non-Equity Incentive Plan Compensation ($)	Total ($)
James D. Wiggins	$237,500	$118,750	$356,250

Mr. Wiggins serves as the Chairman of the Board and receives an annual fee of $250,000, which was reduced to $218,950 and $237,500 in 2009 and 2010, respectively, as part of the Company-wide cost reduction measures taken in response to the global recession. Mr. Wiggins also earned a bonus of $118,750 in 2010. No other directors of Holdings or Stanadyne receive compensation for their service, but the Company does reimburse all directors for their reasonable out-of-pocket expenses for attending board and committee meetings.

EMPLOYMENT AGREEMENTS

M. David Jones

Pursuant to an employment agreement with Stanadyne dated January 10, 2006, Mr. Jones served as President and Chief Executive Officer during 2010 at a base salary of $535,000 which was reduced to $468,125 and $498,219 in 2009 and 2010, respectively, as part of the Company-wide cost reduction actions taken in response to the global recession. Mr. Jones also received other benefits including an annual performance bonus opportunity of 100% of base salary. His base salary is subject to increase in an amount and frequency as determined by the Board.

Mr. Jones’ employment agreement is effective until his termination of employment due to death, disability, for cause, as defined in the agreement, or without cause upon written notice from the Executive Committee of the Board. Mr. Jones may terminate the agreement for “Good Reason,” which includes, among other circumstances, when the executive is assigned duties inconsistent with, or is subject to any other action by Stanadyne that results in a diminution of, his position, authority, duties or responsibilities. If employment is terminated without cause or for Good Reason, the Company shall pay to Mr. Jones for a period of eighteen months following the date of termination, his base salary at the rate in effect at the date of termination and the cost of participation in the Company’s group health benefit plans. Based on Mr. Jones’ salary and benefits for 2010, these amounts would equal $802,500 and $13,893, respectively.

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

Stanadyne is authorized by its Certificate of Incorporation to issue 10,000 shares of common stock, par value $.01 per share (“Stanadyne Common Stock”). Holdings indirectly owns all of the issued and outstanding 1,000 shares of Stanadyne Common Stock. Holdings is authorized by its Certificate of Incorporation to issue 150,000,000 shares of common stock, par value $.01 per share (“Holdings Common Stock”), of which 105,615,081 shares were outstanding on December 31, 2010. A group of investors led by Kohlberg and management of the Company own substantially all of Holdings Common Stock. Holdings created the Option Plan, which provides for the grant of non-qualified stock options to certain key employees and/or directors of the Company.

As of December 31, 2010, there were 32 holders of record of shares of Holdings Common Stock. The following table sets forth certain information regarding beneficial ownership of Holdings Common Stock as of December 31, 2010, assuming the exercise of stock options exercisable within 60 days of such date by (i) each person who is known by Holdings to be the beneficial owner of more than 5% of Holdings Common Stock, (ii) each of the Company’s directors and the Named Executive Officers in the Summary Compensation Table and (iii) all directors and executive officers as a group. To the knowledge of the Company, each stockholder has sole voting and investment power as to the shares of Holdings Common Stock shown unless otherwise noted.

Name	Shares(1)	Percentage
Kohlberg Funds2) c/o Kohlberg Management IV, L.L.C. 111 Radio Circle Mount Kisco, NY 10549	60,000,001	56.8
Co-Investment Partners, L.P c/o Lexington Partners, Inc. 660 Madison Avenue New York, NY 10021	20,000,000	18.9
James D. Wiggins(3)(4)	1,700,000	1.6
Samuel P. Frieder(3)	0	*
Seth H. Hollander(3)	0	*
Christopher Lacovara(3)	0	*
Gordon H. Woodward(3)	0	*
M. David Jones(5)	1,675,000	1.6
Stephen S. Langin(6)	650,000	*
Paul W. Hegwood, Jr.	0	*
Jean S. McCarthy(7)	37,500	*
John A. Pinson	0	*
Joseph M. Vorih	0	*
All executive officers and directors as a group (12 persons)(8)	4,062,500	3.8

*	Represents less than 1%
(1)

Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities and Exchange Commission. In computing the number of shares of Holdings Common Stock beneficially owned by a person and the percentage of beneficial ownership of that person, shares of Holdings Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of December 31, 2010 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of each other person. The persons named in this table have sole voting and investment power with respect to all shares of Holdings Common Stock shown as beneficially owned by them, subject to community property laws where applicable, unless otherwise noted.

(2)	Consists of Kohlberg Investors IV, L.P. with 19,553,524 shares, Kohlberg TE Investors IV, L.P. with 23,482,259 shares, Kohlberg Offshore Investors IV, L.P. with 1,788,613 shares, and Kohlberg Partners IV, L.P. with 15,175,605 shares.
(3)	Each of Messrs. Wiggins, Frieder, Hollander, Lacovara, and Woodward are members of Kohlberg Management IV, L.L.C., which is the sole general partner of each of Kohlberg Investors IV, L.P., Kohlberg TE Investors IV, L.P., Kohlberg Offshore Investors IV, L.P., and Kohlberg Partners IV, L.P. Accordingly each of such directors may be deemed to beneficially own the 60,000,001 shares held by the Kohlberg Funds, although each disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.
(4)	Includes 1,200,000 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2010.
(5)	Includes 875,000 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2010.
(6)	Includes 250,000 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2010.
(7)	Consists entirely of shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2010.
(8)	Includes 2,362,500 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2010.

Stanadyne does not have any compensation plans under which its equity securities are authorized for issuance.

The following table sets forth information regarding Holdings’ Option Plan as of December 31, 2010. Holdings’ stockholder-approved Option Plan is described further in Note 16 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	14,978,750	(1)	$0.51	316,170
Equity compensation plans not approved by security holders	None		Not applicable	Not applicable
Total	14,978,750	(1)	$0.51	316,170

(1)	Consists of 3,046,250 vested outstanding exercisable options and 11,932,500 unvested outstanding options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

PricewaterhouseCoopers LLP and its affiliates (“PwC”), the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2010 and December 31, 2009 billed the fees set forth below (in thousands).

	Year Ended December 31, 2010	Year Ended December 31, 2009
PwC
Audit Fees(1)	$994	$1,182
Audit-Related Fees(2)	23	169
Tax Fees(3)	57	—
All Other Fees	—	—

Total Fees	$1,074	$1,351

(1)	Audit Fees billed by PwC, the Company’s independent registered public accounting firm, in the fiscal year ended December 31, 2010 represented fees billed for the following services: the audit of the Company’s annual financial statements, reviews of the Company’s quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings. Audit fees billed by PwC in the fiscal year ended December 31, 2009 were for the following services: the audit of the Company’s annual financial statements for the years ended December 31, 2009, 2008 and 2007 and retrospective reviews of the Company’s quarterly financial statements for 2009 and 2008.
(2)	In 2010 and 2009, Audit-Related Fees billed by PwC represented fees related to the review of the Company’s filings of Form 8-K and to the review of the Company’s correspondence with the SEC.
(3)	Tax Fees billed for 2010 represent fees for the tax services related to the federal and state tax filings.

Audit Committee Pre-Approval Process, Policies and Procedures

The Audit Committees for Holdings and Stanadyne consist of the same directors and serve the same function in both companies. The Audit Committees have the ultimate authority and responsibility to select, evaluate and, where appropriate, replace the independent auditor. The Company’s management is responsible for preparing the Company’s financial statements. The independent auditors are responsible for auditing those financial statements. The Audit Committees are responsible for approving the Company’s financial statements.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements:

See “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

2.	Financial Statement Schedules:

Neither Holdings nor Stanadyne is required by the applicable accounting regulations of the Securities and Exchange Commission to provide any financial statement schedules. The Financial Statements and the Notes thereto contain the required information.

3.	Exhibits:

EXHIBIT NUMBER	DESCRIPTION

2.1	Stock Purchase Agreement among KSTA Acquisition, LLC and The Sellers listed on attached A thereto dated June 23, 2004 (filed as Exhibit 10.17 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2004, filed August 13, 2004). (1)

2.2	Asset Purchase Agreement dated as of June 30, 2006 by and among Defiance, Inc., Precision Engine Products Corp. and Stanadyne Corporation (filed as Exhibit 10.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2006, filed August 14, 2006). (1)

2.2.1	Amendment dated July 31, 2006 to the Asset Purchase Agreement dated as of June 30, 2006 by and among Defiance, Inc., Precision Engine Products Corp. and Stanadyne Corporation (filed as Exhibit 10.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2006, filed August 14, 2006). (1)

3.1.1	Amended and Restated Certificate of Incorporation of Stanadyne Corporation (filed as Exhibit 3.1 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

3.1.2	Certificate of Amendment of Certificate of Incorporation (filed as Exhibit 3.1.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2001, filed November 13, 2001). (1)

3.2	Amended and Restated By-laws of Stanadyne Corporation (filed as Exhibit 3.2 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

3.3.1	Amended and Restated Certificate of Incorporation of Stanadyne Holdings, Inc. (filed as Exhibit 3.1.1 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

3.3.2	Certificate of Amendment of Certificate of Incorporation of Stanadyne Holdings, Inc. (filed as Exhibit 3.1.2 to Registration Form S-4 Statement of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

3.4	Amended and Restated By-laws of Stanadyne Holdings, Inc. (filed as Exhibit 3.2 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

4.1	Indenture dated as of August 6, 2004, among KSTA Acquisition, LLC to be merged with and into Stanadyne Corporation, Precision Engine Products Corp., and The Bank of New York, Trustee (field as Exhibit 4.6.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

4.2	Exchange and Registration Rights Agreement dated as of August 6, 2004 by and among KSTA Acquisition, LLC, Stanadyne Corporation, Precision Engine Products Corp., and Goldman, Sachs & Co. (filed as Exhibit 4.6.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

4.3	Form of Exchange Note (filed as an exhibit to the Indenture relating to the notes—see Exhibit 4.1). (1)

4.4	Indenture dated as of December 20, 2004, between Stanadyne Holdings, Inc. and The Bank of New York, Trustee (filed as Exhibit 4.1 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

4.5	Exchange and Registration Rights Agreement dated as of December 20, 2004 by and between Stanadyne Holdings, Inc. and Goldman, Sachs & Co. (filed as Exhibit 4.2 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

4.6	Form of Exchange Note (filed as Exhibit 4.3 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

4.7.1	Credit Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower, the Lenders that are signatories thereto, and Wells Fargo Foothill, LLC, as the Arranger and Administrative Agent (filed as Exhibit 10.1.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.7.2	General Continuing Guaranty dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.7.3	Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.3 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.7.4	Copyright Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.4 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.7.5	Patent Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.5 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.7.6	Trademark Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.6 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.7.7	First Amendment to Credit Agreement dated as of March 25, 2011 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower, the Lenders that are signatories thereto, and Wells Fargo Foothill, LLC, as the Arranger and Administrative Agent.

4.8.1	Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement entered into by Stanadyne Corporation as of August 31, 2010 (filed as Exhibit 10.2 to Current Report on Form 8-K of Stanadyne Corporation dated August 31, 2010 and filed September 7, 2010). (1)

4.8.2	EXIM Guarantied Credit Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower, the Lenders that are signatories thereto, and Wells Fargo Foothill, LLC, as the Arranger and Administrative Agent (filed as Exhibit 10.2.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.8.3	First Amendment To EXIM Guarantied Credit Agreement dated as of August 31, 2010 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 10.1 to Current Report on Form 8-K of Stanadyne Corporation dated August 31, 2010 and filed September 7, 2010). (1)

4.8.4	Second Amendment to EXIM Guarantied Credit Agreement dated as of March 25, 2011 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation.

10.1 *	Stanadyne Holdings, Inc., 2004 Equity Incentive Plan (filed as Exhibit 10.19 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

10.2 *	Stanadyne Corporation Pension Plan effective January 1, 2002 amended and restated (filed as Exhibit 10.5.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 2002, filed May 14, 2002). (1)

10.2.1*	Seventh Amendment to the Stanadyne Corporation Pension Plan, effective March 31, 2007 (filed as Exhibit 10.3.1 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2006 filed on March 31, 2007). (1)

10.3 *	Stanadyne Corporation Savings Plus Plan effective January 1, 2002 amended and restated (filed as Exhibit 10.6.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 2002, filed May 14, 2002). (1)

10.3.1*	Eighth Amendment to the Stanadyne Corporation Savings Plus Plan, effective March 31, 2007 (filed as Exhibit 10.4.1 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2006 filed on March 31, 2007). (1)

10.4 *	Precision Engine Products Corp. Retirement Fund effective as of January 1, 1998 (filed as Exhibit 10.7 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.5 *	Stanadyne Corporation Benefit Equalization Plan effective as of January 1, 1992 (filed as Exhibit 10.8 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.6 *	Stanadyne Corporation Supplemental Retirement Plan effective as of January 1, 1992 (filed as Exhibit 10.9 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.7	Customer Agreement dated as of January 22, 1996 between Stanadyne Automotive Corp. and General Motors Powertrain Group (Pursuant to Rule 24b-2 under the Exchange Act, Stanadyne Corporation has requested confidential treatment of portions of this exhibit deleted

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

Stanadyne Holdings, Inc.
(Registrant)

Date: March 31, 2011	By:	/S/ M. DAVID JONES
M. David Jones
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of Stanadyne Holdings, Inc. and in the capacities and on the dates indicated.

Date: March 31, 2011	By:	/S/ M. DAVID JONES
M. David Jones
President and Director

Date: March 31, 2011	By:	/S/ STEPHEN S. LANGIN
Stephen S. Langin
Chief Financial Officer
and Corporate Secretary

Date: March 31, 2011	By:	/S/ SAMUEL P. FRIEDER
Samuel P. Frieder
Director

Date: March 31, 2011	By:	/S/ SETH H. HOLLANDER
Seth H. Hollander
Director

Date: March 31, 2011	By:	/S/ EVAN WILDSTEIN
Evan Wildstein
Director

Date: March 31, 2011	By:	/S/ JAMES D. WIGGINS
James D. Wiggins
Chairman of the Board and Director

Date: March 31, 2011	By:	/S/ GORDON WOODWARD
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

Stanadyne Corporation
(Registrant)

Date: March 31, 2011	By:	/S/ M. DAVID JONES
M. David Jones
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of Stanadyne Corporation and in the capacities and on the dates indicated.

Date: March 31, 2011	By:	/S/ M. DAVID JONES
M. David Jones
President, Chief Executive Officer and Director

Date: March 31, 2011	By:	/S/ STEPHEN S. LANGIN
Stephen S. Langin
Vice President, Chief Financial Officer and Corporate Secretary

Date: March 31, 2011	By:	/S/ SAMUEL P. FRIEDER
Samuel P. Frieder
Director

Date: March 31, 2011	By:	/S/ SETH H. HOLLANDER
Seth H. Hollander
Director

Date: March 31, 2011	By:	/S/ EVAN WILDSTEIN
Evan Wildstein
Director

Date: March 31, 2011	By:	/S/ JAMES D. WIGGINS
James D. Wiggins
Chairman of the Board and Director

Date: March 31, 2011	By:	/S/ GORDON WOODWARD
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

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

2.1	Stock Purchase Agreement among KSTA Acquisition, LLC and The Sellers listed on attached A thereto dated June 23, 2004 (filed as Exhibit 10.17 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2004, filed August 13, 2004). (1)

2.2	Asset Purchase Agreement dated as of June 30, 2006 by and among Defiance, Inc., Precision Engine Products Corp. and Stanadyne Corporation (filed as Exhibit 10.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2006, filed August 14, 2006). (1)

2.2.1	Amendment dated July 31, 2006 to the Asset Purchase Agreement dated as of June 30, 2006 by and among Defiance, Inc., Precision Engine Products Corp. and Stanadyne Corporation (filed as Exhibit 10.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2006, filed August 14, 2006). (1)

3.1.1	Amended and Restated Certificate of Incorporation of Stanadyne Corporation (filed as Exhibit 3.1 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

3.1.2	Certificate of Amendment of Certificate of Incorporation (filed as Exhibit 3.1.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2001, filed November 13, 2001). (1)

3.2	Amended and Restated By-laws of Stanadyne Corporation (filed as Exhibit 3.2 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

3.3.1	Amended and Restated Certificate of Incorporation of Stanadyne Holdings, Inc. (filed as Exhibit 3.1.1 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

3.3.2	Certificate of Amendment of Certificate of Incorporation of Stanadyne Holdings, Inc. (filed as Exhibit 3.1.2 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

3.4	Amended and Restated By-laws of Stanadyne Holdings, Inc. (filed as Exhibit 3.2 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

4.1	Indenture dated as of August 6, 2004, among KSTA Acquisition, LLC to be merged with and into Stanadyne Corporation, Precision Engine Products Corp., and The Bank of New York, Trustee (filed as Exhibit 4.6.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

4.2	Exchange and Registration Rights Agreement dated as of August 6, 2004 by and among KSTA Acquisition, LLC, Stanadyne Corporation, Precision Engine Products Corp., and Goldman, Sachs & Co. (filed as Exhibit 4.6.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

4.3	Form of Exchange Note (filed as an exhibit to the Indenture relating to the notes—see Exhibit 4.1). (1)

4.4	Indenture dated as of December 20, 2004, between Stanadyne Holdings, Inc. and The Bank of New York, Trustee (filed as Exhibit 4.1 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

4.5	Exchange and Registration Rights Agreement dated as of December 20, 2004 by and between Stanadyne Holdings, Inc. and Goldman, Sachs & Co. (filed as Exhibit 4.2 to Registration

Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

4.6	Form of Exchange Note (filed as Exhibit 4.3 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

4.7.1	Credit Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower, the Lenders that are signatories thereto, and Wells Fargo Foothill, LLC, as the Arranger and Administrative Agent (filed as Exhibit 10.1.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.7.2	General Continuing Guaranty dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.7.3	Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.3 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.7.4	Copyright Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.4 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 31, 2009, filed November 16, 2009). (1)

4.7.5	Patent Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.5 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.7.6	Trademark Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.6 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.7.7	First Amendment to Credit Agreement dated as of March 25, 2011 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower, the Lenders that are signatories thereto, and Wells Fargo Foothill, LLC, as the Arranger and Administrative Agent

4.8.1	Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement entered into by Stanadyne Corporation as of August 31, 2010 (filed as Exhibit 10.2 to Current Report on Form 8-K of Stanadyne Corporation dated August 31, 2010 and filed September 7, 2010). (1)

4.8.2	EXIM Guarantied Credit Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower, the Lenders that are signatories thereto, and Wells Fargo Foothill, LLC, as the Arranger and Administrative Agent (filed as Exhibit 10.2.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.8.3	First Amendment To EXIM Guarantied Credit Agreement dated as of August 31, 2010 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp.,

and Stanadyne Corporation (filed as Exhibit 10.1 to Current Report on Form 8-K of Stanadyne Corporation dated August 31, 2010 and filed September 7, 2010). (1)

4.8.4	Second Amendment to EXIM Guarantied Credit Agreement dated as of March 25, 2011 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation.

10.1 *	Stanadyne Holdings, Inc., 2004 Equity Incentive Plan (filed as Exhibit 10.19 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

10.2 *	Stanadyne Corporation Pension Plan effective January 1, 2002 amended and restated (filed as Exhibit 10.5.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 2002, filed May 14, 2002). (1)

10.2.1 *	Seventh Amendment to the Stanadyne Corporation Pension Plan, effective March 31, 2007 (filed as Exhibit 10.3.1 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2006 filed on March 31, 2007). (1)

10.3 *	Stanadyne Corporation Savings Plus Plan effective January 1, 2002 amended and restated (filed as Exhibit 10.6.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 2002, filed May 14, 2002). (1)

10.3.1*	Eighth Amendment to the Stanadyne Corporation Savings Plus Plan, effective March 31, 2007 (filed as Exhibit 10.4.1 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2006 filed on March 31, 2007). (1)

10.4 *	Precision Engine Products Corp. Retirement Fund effective as of January 1, 1998 (filed as Exhibit 10.7 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.5 *	Stanadyne Corporation Benefit Equalization Plan effective as of January 1, 1992 (filed as Exhibit 10.8 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.6 *	Stanadyne Corporation Supplemental Retirement Plan effective as of January 1, 1992 (filed as Exhibit 10.9 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.7	Customer Agreement dated as of January 22, 1996 between Stanadyne Automotive Corp. and General Motors Powertrain Group (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.) (filed as Exhibit 10.12 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.7.1	Amendment dated March 13, 1998 to Customer Agreement dated as of January 22, 1996 between Stanadyne Automotive Corp. and General Motors Powertrain Group (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.) (filed as Exhibit 10.12.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 1998, filed on May 14, 1998). (1)

10.8	Management Agreement dated as of August 6, 2004 between Stanadyne Corporation and Kohlberg & Company, L.L.C. (filed as Exhibit 10.11 to Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-120969, filed on December 3, 2004 and amended on February 4, 2005). (1)

10.9 *	Employment Agreement between Stanadyne Corporation and M. David Jones dated January 10, 2006 (filed as Exhibit 10.1 to Current Report on Form 8-K of Stanadyne Corporation, dated January 10, 2006 and filed on January 17, 2006). (1)

10.9.1 *	Letter Agreement dated March 31, 2006 amending the Employment Agreement between Stanadyne Corporation and M. David Jones dated January 10, 2006 (filed as Exhibit 10.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 2006, filed May 15, 2006). (1)

10.10	Long Term Agreement between Deere & Company and Stanadyne Corporation effective November 1, 2001, as amended by First Amendment to Deere & Company/Stanadyne Corporation Long Term Agreement effective as of October 26, 2006 and by Second Amendment to Deere & Company/Stanadyne Corporation Long Term Agreement entered into as of May 15, 2007 (Pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, the registrants have requested confidential treatment of portions of this exhibit deleted from the file copy.) (filed as Exhibit 10.11 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2007 filed August 14, 2007). (1)

10.11	KSTA Holdings, Inc. Stockholders Agreement dated August 6, 2004(filed as Exhibit 10.12 to the annual report of Stanadyne Holdings, Inc. on Form 10-K for the year ended December 31, 2007, filed on March 31, 2008). (1)

10.12 *	Employment Agreement between Stanadyne Corporation and William Kelly dated October 6, 2008 (filed as Exhibit 10.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2008, filed November 12, 2008). (1)

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

14	Business Ethics Policy (filed as Exhibit 14.1 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2003, filed on March 30, 2004). (1)

16.1	Letter dated January 26, 2010 from Deloitte & Touche LLP to the U.S. Securities Exchange Commission (filed as Exhibit 16.1 to the current report of Stanadyne Holdings, Inc. and Stanadyne Corporation on Form 8-K dated January 20, 2010 and filed on January 26, 2010). (1)

21	Subsidiaries of Registrants

31.1	Certification of President of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer and Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference.