Form 10-Q
period 2011-03-31
STANADYNE CORP; Stanadyne Holdings, Inc.
filed 2011-05-13
CIK 1053439, 1323274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares of the registrant’s common stock (only one class for each registrant) outstanding as of March 31, 2011:

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except per share data)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$2,055	$15,949
Accounts receivable, net of allowance for uncollectible accounts of $293 and $288 as of March 31, 2011 and December 31, 2010, respectively	37,686	32,777
Inventories, net	39,811	33,183
Prepaid expenses and other assets	1,489	4,272
Deferred income taxes	2,127	2,149

Total current assets	83,168	88,330
Property, plant and equipment, net	80,310	80,023
Goodwill	136,705	136,705
Intangible and other assets, net	75,845	77,014

Total assets	$376,028	$382,072

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$28,925	$23,611
Accrued liabilities	16,589	27,481
Current maturities of long-term debt	14,348	9,239
Current portion of capital lease obligations	470	384

Total current liabilities	60,332	60,715
Long-term debt, excluding current maturities	267,213	266,027
Deferred income taxes	6,919	8,533
Capital lease obligations, excluding current portion	1,514	1,334
Other non-current liabilities	42,949	43,100

Total liabilities	378,927	379,709

Commitments and contingencies
Redeemable non-controlling interest	794	794
Equity:
Stanadyne Holdings, Inc. stockholders’ equity:
Common stock, par value $.01, 150,000,000 authorized shares, 106,505,081 issued shares, and 105,615,081 outstanding shares as of March 31, 2011 and December 31, 2010	1,065	1,065
Additional paid-in capital	52,849	52,973
Accumulated other comprehensive loss	(7,817)	(8,178)
Accumulated deficit	(49,139)	(43,640)
Treasury stock, at cost, 890,000 shares as of March 31, 2011 and December 31, 2010	(651)	(651)

Total stockholders’ (deficit) equity	(3,693)	1,569

Total liabilities and stockholders’ equity	$376,028	$382,072

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Net sales	$58,837	$55,229
Cost of goods sold	45,782	38,991

Gross profit	13,055	16,238
Selling, general and administrative expenses	11,441	9,717
Amortization of intangible assets	736	812
Management fees	188	188

Operating income	690	5,521
Interest expense	7,954	7,496
Other income	(9)	—

Loss from operations before income tax (benefit) expense	(7,255)	(1,975)
Income tax (benefit) expense	(1,632)	357

Net loss	(5,623)	(2,332)
Less: net loss attributable to non-controlling interest	124	239

Net loss attributable to the stockholders of Stanadyne Holdings, Inc.	$(5,499)	$(2,093)

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Cash flows from operating activities:
Net loss	$(5,623)	$(2,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,102	3,966
Amortization of debt discount and deferred financing fees	451	416
Stock-based compensation expense	—	19
Deferred income taxes	(1,762)	(100)
Changes in operating assets and liabilities	(13,801)	(10,527)

Net cash used in operating activities	(17,633)	(8,558)

Cash flows from investing activities:
Capital expenditures	(1,952)	(4,403)

Net cash used in investing activities	(1,952)	(4,403)

Cash flows from financing activities:
Proceeds from U.S. revolver, net	3,275	—
Proceeds from foreign overdraft facilities	1,834	172
Proceeds from foreign term loans	1,120	—
Payments on foreign overdraft facilities	(153)	—
Payments on capital lease obligations	(128)	(318)
Proceeds from issuance of debt to non-controlling interest	—	1,627
Proceeds from investment by non-controlling interest	—	542
Purchase of treasury stock	—	(94)

Net cash provided by financing activities	5,948	1,929

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(13,637)	(11,032)
Effect of exchange rate changes on cash	(257)	39
Cash and cash equivalents at beginning of period	15,949	24,918

Cash and cash equivalents at end of period	$2,055	$13,925

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:

During the three months ended March 31, 2011 and 2010, Stanadyne Corporation entered into capital leases for new equipment resulting in capital lease obligations of $320 and $147, respectively.

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

EQUITY (UNAUDITED)

(in thousands, except per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity	Non- Controlling Interest	Total Equity
	Shares	Amount				Shares	Amount
January 1, 2010	106,505,081	$1,065	$54,285	$(5,957)	$(33,893)	690,000	$(557)	$14,943	$(906)	$14,037
Purchase of treasury stock, at cost						200,000	(94)	(94)		(94)
Stock compensation expense			19					19		19
Partner investment in SAPL									542	542
Activity attributable to redeemable non-controlling interest			(1,349)					(1,349)	578	(771)
Comprehensive income (loss):
Net loss					(2,093)			(2,093)	(239)	(2,332)
Foreign currency translation adjustment				(615)				(615)	25	(590)

March 31, 2010	106,505,081	1,065	52,955	(6,572)	(35,986)	890,000	(651)	10,811	—	10,811

December 31, 2010	106,505,081	1,065	52,973	(8,178)	(43,640)	890,000	(651)	1,569	—	1,569
Adjustment of the redeemable non-controlling interest to redemption value			(124)					(124)		(124)
Comprehensive income (loss):
Net loss					(5,499)			(5,499)		(5,499)
Foreign currency translation adjustment				361				361		361

March 31, 2011	106,505,081	$1,065	$52,849	$(7,817)	$(49,139)	890,000	$(651)	$(3,693)	$—	$(3,693)

See accompanying notes to consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except per share data)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$2,054	$15,948
Accounts receivable, net of allowance for uncollectible accounts of $294 as of March 31, 2011 and $288 as of December 31, 2010	37,686	32,777
Inventories, net	39,811	33,183
Prepaid expenses and other assets	1,489	4,272
Deferred income taxes	2,127	2,149

Total current assets	83,167	88,329
Property, plant and equipment, net	80,310	80,023
Goodwill	136,705	136,705
Intangible and other assets, net	74,838	75,941

Total assets	$375,020	$380,998

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$28,925	$23,611
Accrued liabilities	15,069	22,959
Current maturities of long-term debt	14,348	9,239
Current portion of capital lease obligations	470	384

Total current liabilities	58,812	56,193
Long-term debt, excluding current maturities	167,213	166,027
Deferred income taxes	21,997	22,803
Capital lease obligations, excluding current portion	1,514	1,334
Other non-current liabilities	42,949	43,100
Due to Stanadyne Holdings, Inc.	3,710	3,726

Total liabilities	296,195	293,183

Commitments and Contingencies
Redeemable non-controlling interest	794	794
Equity:
Stanadyne Corporation stockholder’s equity:
Common stock, par value $.01, authorized 10,000 shares, issued and outstanding 1,000 shares	—	—
Additional paid-in capital	91,550	97,674
Accumulated other comprehensive loss	(7,817)	(8,178)
Accumulated deficit	(5,702)	(2,475)

Total stockholder’s equity	78,031	87,021

Total liabilities and stockholder’s equity	$375,020	$380,998

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Net sales	$58,837	$55,229
Cost of goods sold	45,782	38,991

Gross profit	13,055	16,238
Selling, general and administrative expenses	11,425	9,701
Amortization of intangible assets	736	812
Management fees	188	188

Operating income	706	5,537
Interest expense	4,888	4,431
Other income	(9)	—

(Loss) income from operations before income tax expense	(4,173)	1,106
Income tax (benefit) expense	(822)	1,140

Net loss	(3,351)	(34)
Less: net loss attributable to non-controlling interest	124	239

Net (loss) income attributable to the stockholder of Stanadyne Corporation	$(3,227)	$205

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Cash flows from operating activities:
Net loss	$(3,351)	$(34)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,102	3,966
Amortization of debt discount and deferred financing fees	382	350
Deferred income taxes	(973)	(97)
Changes in operating assets and liabilities	(10,793)	(6,856)

Net cash used in operating activities	(11,633)	(2,652)

Cash flows from investing activities:
Capital expenditures	(1,952)	(4,403)

Net cash used in investing activities	(1,952)	(4,403)

Cash flows from financing activities:
Proceeds from U.S. revolver, net	3,275	—
Proceeds from foreign overdraft facilities	1,834	172
Proceeds from foreign term loans	1,120	—
Dividends paid	(6,000)	(6,000)
Payments on foreign overdraft facilities	(153)	—
Payments on capital lease obligations	(128)	(318)
Proceeds from issuance of debt to non-controlling interest	—	1,627
Proceeds from investment by non-controlling interest	—	542

Net cash used in financing activities	(52)	(3,977)

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(13,637)	(11,032)
Effect of exchange rate changes on cash	(257)	39
Cash and cash equivalents at beginning of period	15,948	24,917

Cash and cash equivalents at end of period	$2,054	$13,924

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:

During the three months ended March 31, 2011 and 2010, Stanadyne Corporation entered into capital leases for new equipment resulting in capital lease obligations of $320 and $147, respectively.

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(in thousands, except per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
January 1, 2010	1,000	$—	$97,674	$(8,178)	$(2,475)	$87,021	$—	$87,021
Partner investment in SAPL							542	542
Dividend paid			(1,557)		(4,443)	(6,000)		(6,000)
Activity attributable to redeemable non-controlling interest			(1,349)			(1,349)	578	(771)
Comprehensive income (loss):
Net loss					205	205	(239)	(34)
Foreign currency translation adjustment				(615)		(615)	25	(590)

March 31, 2010	1,000	—	102,094	(6,572)	—	95,522	—	95,522

December 31, 2010	1,000	—	97,674	(8,178)	(2,475)	87,021	—	87,021
Dividend paid			(6,000)			(6,000)		(6,000)
Adjustment of the redeemable non-controlling interest to redemption value			(124)			(124)		(124)
Comprehensive income (loss):
Net loss					(3,227)	(3,227)		(3,227)
Foreign currency translation adjustment				361		361		361

March 31, 2011	1,000	$—	$91,550	$(7,817)	$(5,702)	$78,031	$—	$78,031

See accompanying notes to consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(1)	Business, Organization and Significant Accounting Policies

Description of Business. Stanadyne Holdings, Inc. (“Holdings”) owns all of the outstanding common stock of Stanadyne Intermediate Holding Corp. (“SIHC”). SIHC owns all of the outstanding common stock of Stanadyne Corporation (together with its consolidated subsidiaries, “Stanadyne”). A majority of the outstanding common stock of Holdings is owned by funds managed by Kohlberg Management IV, L.L.C. Collectively, Holdings, SIHC and Stanadyne hereinafter are referred to as the “Company.” Holdings and Stanadyne are separate reporting companies. Holdings is a holding company with no operations beyond those of its indirectly, wholly-owned subsidiary, Stanadyne. Stanadyne is a leading designer and manufacturer of highly engineered, precision manufactured engine components, including fuel injection equipment primarily for diesel engines. Stanadyne sells engine components to original equipment manufacturers (“OEMs”) in a variety of applications, including agricultural and construction vehicles and equipment, industrial products, automobiles, light duty trucks and marine equipment. The aftermarket is a significant element of Stanadyne’s operations. The Company sells replacement parts and units through various global channels to service its products, including the service organizations of its OEM customers, its own authorized network of distributors and dealers, and major aftermarket distribution companies.

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

Basis of Presentation. The condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals but subject to normal year end adjustments) necessary for a fair statement for the periods presented. The Company’s quarterly results are subject to fluctuation; consequently, the results of operations and cash flows for any quarter are not necessarily indicative of the results and cash flows for any future period. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. These notes to condensed consolidated financial statements apply to both Holdings and Stanadyne unless otherwise noted.

Income Tax Accounting. The Company has computed its provision for income taxes based on the actual tax rate for the three month period ended March 31, 2010 by applying the discrete method, as the Company determined that small changes in estimated income would result in significant changes in the estimated annual effective tax rate and therefore applying an estimate of the annual effective tax rate would not provide a reliable estimate for interim reporting periods. For the three month period ended March 31, 2011, the Company applied an estimated annual effective tax rate to interim period pre-tax loss to calculate the income tax benefit as the effective tax rate method provides a reliable estimate for computing income taxes in interim periods.

Risks and Uncertainties. Our financial position, results of operations and cash flows have been and may continue to be adversely affected by the global recession, significant volatility in the worldwide capital, credit and commodities markets, our reorganization activities, concerns about inflation, lower corporate profits and increased capital spending. Holdings incurred net losses in each of the last two years and the first three months of 2011 and negative cash flows from operations in 2010 and the first three months of 2011. Stanadyne incurred a net loss in 2009 and the first three months of 2011. Holdings and Stanadyne are both highly leveraged with total debt of $281.6 million and $181.6 million, respectively, outstanding at March 31, 2011. The Company believes that the combination of cash and cash equivalents on hand, availability under the U.S. Revolver, and expected cash flows from operations in 2011 will provide sufficient liquidity over the next 12 months to meet its obligations. However, the factors described above create potential uncertainty, and we will continually monitor our revenues and operating

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

cash flow against expectations. In the event the Company is unable to generate sufficient operating cash flow, we may need to reduce headcount, reduce other spending, reduce or delay capital investments and product development, incur more indebtedness, restructure existing indebtedness, or raise additional equity capital, or a combination of these items, which may have a further negative impact on our business, results of operations, and cash flows. There can be no assurances that such additional indebtedness will be available on favorable terms or at all. In addition, our current debt agreements limit our ability to incur additional indebtedness, so our ability to borrow additional money may be limited by our debt holders or by conditions in the credit markets.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(2)	Inventories

Components of inventories are as follows:

	As of March 31, 2011	As of December 31, 2010
Raw materials and purchased parts	$15,964	$12,577
Work-in-process	15,162	13,778
Finished goods	8,685	6,828

	$39,811	$33,183

(3)	Intangible and Other Assets

Major components of intangible and other assets are listed below:

	Holdings
	As of March 31, 2011		As of December 31, 2010
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks / trade names	$51,100	$—	$51,100	$—
Technology / patents	24,300	13,793	24,300	13,439
Customer contracts	15,252	10,149	15,252	9,767
Debt issuance costs	14,431	7,657	14,431	7,208
Other	2,436	75	2,420	75

	$107,519	$31,674	$107,503	$30,489

	Stanadyne
	As of March 31, 2011		As of December 31, 2010
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks / trade names	$51,100	$—	$51,100	$—
Technology / patents	24,300	13,793	24,300	13,439
Customer contracts	15,252	10,149	15,252	9,766
Debt issuance costs	12,077	6,310	12,077	5,928
Other	2,436	75	2,420	75

	$105,165	$30,327	$105,149	$29,208

Amortization expense of intangible assets for the Company, exclusive of the amortization of debt issuance costs, was $736 and $812 for the three months ended March 31, 2011 and 2010, respectively. Estimated annual amortization expense for the Company’s intangible assets is expected to be $2,944 in 2011, $2,816 in 2012, $2,816 in 2013, $2,202 in 2014 and $1,093 in 2015.

Amortization of debt discount and debt issuance costs is included as interest expense in the accompanying condensed consolidated statements of operations for Holdings of $449 and $416 for the three months ended March 31, 2011 and 2010, respectively. Amortization of debt issuance costs is included as interest expense in the accompanying condensed consolidated statements of operations for Stanadyne of $382 and $350 for the three months ended March 31, 2011 and 2010, respectively.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(4)	Long-term Debt and Financing Arrangements

Long-term debt consisted of:

	Holdings		Stanadyne
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
U.S. Revolver	$3,275	$—	$3,275	$—
Senior Subordinated Notes	160,000	160,000	160,000	160,000
Holdings Senior Discount Notes	100,000	100,000	—	—
SAPL term debt, payable to India banks through 2015, bearing interest at rates ranging from 10.5% to 12.25%	6,627	5,457	6,627	5,457
SAPL Debentures	1,346	1,320	1,346	1,320
SAPL debt, payable to India banks through 2011, bearing interest at rates ranging from 10.25% to 13.25%	4,061	2,586	4,061	2,586
SCC debt, payable to Pudong Development Bank through 2011, bearing interest at rates up to 6.12%	3,145	3,054	3,145	3,054
SpA debt, payable to Italian banks through 2011, bearing interest at rates ranging from 2.54% to 12.00%	3,107	2,849	3,107	2,849

	281,561	275,266	181,561	175,266
Less current maturities of long-term debt	14,348	9,239	14,348	9,239

Long-term debt, excluding current maturities	$267,213	$266,027	$167,213	$166,027

The fair values of SAPL’s term loans and the Company’s short-term borrowings approximated their recorded values at March 31, 2011 and December 31, 2010 based on similar borrowing agreements offered by other major institutional banks. The fair value of the Senior Subordinated Notes based on bid prices at March 31, 2011 and December 31, 2010 was $163,400 and $161,600, respectively. The fair value of Holdings’ Senior Discount Notes based on bid prices at March 31, 2011 and December 31, 2010 was $102,875 and $94,125, respectively.

On August 13, 2009, Stanadyne (as borrower) and SIHC (as guarantor) entered into a new revolving credit agreement with Wells Fargo Foothill, LLC (“U.S. Revolver”). The U.S. Revolver provides for maximum borrowings of $30 million based on availability, as defined, and is secured by all Stanadyne and SIHC assets, as well as a pledge of 65% of Stanadyne’s stock in SpA, SAPL, and SCC. The U.S. Revolver is comprised of a domestic inventory accounts receivable facility, a domestic fixed asset facility and a foreign accounts receivable sub-facility guaranteed by the Export-Import Bank of the United States. Interest on borrowings under the U.S. Revolver is at a Base Rate (as defined by the agreement) or three month LIBOR, plus an applicable margin ranging between 3.75% and 4.25%, depending on the level of excess availability. Any borrowings under the U.S. Revolver become due and payable on August 13, 2013. Borrowings amounted to $3.3 million at March 31, 2011. The U.S. Revolver is subject to a fixed charge coverage ratio covenant test if availability is less than $4.0 million, and certain other affirmative and negative covenants common to an asset-backed loan agreement. The U.S. Revolver also limits the amount of dividends and other payments that can be made by Stanadyne. Further, the Company is required to provide annual audited financial statements to the bank within 105 days of year end.

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

The Company expects to fund its operating cash requirements from existing cash balances, cash generated by operations, and through additional borrowings, if needed, under its existing U.S. Revolver and foreign facilities.

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

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(5)	Pension Plans and Other Postretirement Health Care and Life Insurance Plans

The Company has a noncontributory defined benefit pension plan for eligible domestic employees and also has two nonqualified plans, which are designed to supplement the benefits payable to designated employees. The components of the net periodic pension expense for the periods shown are as follows:

	Three Months Ended March 31,
	2011	2010
Interest cost	$1,418	$1,501
Expected return on plan assets	(1,510)	(1,383)
Amortization of prior service costs	574	305

Net periodic pension expense	$482	$423

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

The Company contributed $0.9 million to the pension plan during the first three months of 2011 and expects the minimum required contributions to the pension plan to total approximately $6.0 million in 2011. The Company contributed $0.5 million to the pension plan during the first three months of 2010 and $5.3 million for the full year of 2010.

Postretirement Health Care and Life Insurance

The Company’s domestic subsidiaries make available certain health care and life insurance benefits for eligible retired employees. The components of the net periodic benefit for the periods shown were as follows:

	Three Months Ended March 31,
	2011	2010
Service cost	$11	$11
Interest cost	33	48
Recognized net actuarial income	(174)	(198)

Net periodic postretirement benefit	$(130)	$(139)

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(6)	Reorganization

During the second quarter of 2009, as a part of its strategic plan and cost reduction initiatives, the Company decided to consolidate its U.S.-based manufacturing capacity. This will result in the closure of manufacturing operations in the Company’s Windsor, Connecticut location by mid-2011 and expansion of operations in its North Carolina locations. Reorganization costs are primarily for relocation of equipment and staffing to manage the project and are reflected as a component of selling, general and administrative expenses within the accompanying condensed consolidated statements of operations. Hourly and salaried employees of the Windsor, Connecticut workforce that will be displaced by this consolidation will receive compensation, based on years of service and skill level, if they remain employed until their positions are eliminated. This “completion bonus” is accruing over the expected service period and is reflected as a component of cost of goods sold within the accompanying condensed consolidated statements of operations. The Company has identified certain assets in Windsor, Connecticut that will no longer be used following the completion of our reorganization activity and has accelerated depreciation of these assets to estimated net realizable value. The Company has also concluded that the carrying value of the building in Windsor that will no longer be used as a production facility following the completion of our reorganization of North American operations does not exceed fair value. The estimates of the useful lives and net realizable value of the surplus equipment and the fair value of the building in Windsor, Connecticut will be reviewed and updated as the reorganization activity progresses, and if such estimates change, additional charges could result.

A summary of the changes in the Company’s completion bonus accrual is provided below:

	Three Months Ended March 31,
	2011	2010
Completion bonus, beginning of period	$2,066	$1,060
Completion bonus expenses	72	516
Cash payments	(725)	(10)

Completion bonus, end of period	$1,413	$1,566

The following information summarizes the costs incurred with respect to the reorganization and other charges:

	Three Months Ended March 31,
	2011	2010
Reorganization costs	$2,135	$1,228
Completion bonus expenses	72	516
Other charges: accelerated depreciation	—	192

Total	$2,207	$1,936

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

The reorganization activities begun in 2009 are expected to continue into mid-2011 when the Company completes the relocation of its manufacturing operations. The following information summarizes the costs incurred with respect to the reorganization and other charges since inception of the reorganization and the expected costs remaining to be incurred:

	Costs since inception	Costs remaining to be incurred	Total costs and charges
Reorganization costs	$14,833	$1,900	$16,733
Completion bonus expenses	2,309	—	2,309
Other charges: accelerated depreciation	1,344	—	1,344

Total	$18,486	$1,900	$20,386

The increase in costs remaining to be incurred in 2011 is primarily due to the delay in relocation of certain injector operations from the U.S. to China as well as cost overruns for the relocation and installation of rotary pump equipment from Windsor, Connecticut to our North Carolina facilities.

Upon completion of the reorganization of the U.S. manufacturing activities, the Company anticipates to realize annual savings of approximately $10.0 million. The majority of the savings will be realized within cost of goods sold. These expected savings may be offset to some degree by costs associated with initiatives to grow our business.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(7)	Equity Compensation Plan

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

The following table summarizes information about the 2004 Equity Incentive Plan for the three month period ended March 31, 2011:

	Three Months Ended March 31, 2011
	Outstanding		Exercisable
	Stock Options	Weighted Average Exercise Price *	Stock Options	Weighted Average Exercise Price *
January 1, 2011	14,978,750	$0.51	3,046,250	$0.47
Exercised	—	—	—	—
Cancelled	1,112,500	0.47	1,112,500	0.47
Granted	—	—	—	—

March 31, 2011	13,866,250	$0.51	1,933,750	$0.47

*	Represents per share price.

During the first quarter for 2011, two employees left the Company resulting in the cancellation of 1,112,500 stock options. There were no stock options granted or exercised during the first quarter of 2011.

For the three months ended March 31, 2011, no compensation expense was recognized as management determined that it is not probable that the financial performance targets associated with the awards will be achieved.

(8)	Redeemable Non-controlling Interest and Financial Instruments

The Company funded expansion of manufacturing operations in SAPL through a combination of new debt and equity issuances completed in the first quarter of 2010. SAPL issued additional common shares to Stanadyne and the non-controlling interest partners for net proceeds of $1.6 million and $0.6 million, respectively. As a result of this additional investment in SAPL, Stanadyne’s controlling share increased from 51.1% to 64.9%.

In March 2010, the Company entered into a put arrangement as part of an amendment to the SAPL Joint Venture Agreement with respect to the common securities that represent the 35.1% non-controlling interest. The non-controlling partners have an option to put their ownership interests to Stanadyne during a 90-day period beginning March 1, 2015. Due to the put option, the non-controlling interest is redeemable and does not qualify as permanent equity. As a result, this redeemable non-controlling interest is recorded in the mezzanine section of our condensed consolidated balance sheets and will be reported at estimated redemption value. At March 31, 2011, the redemption value was $0.3 million. Changes in the redemption value are charged to retained earnings if available or to additional paid in capital. The recognition of the redemption value of these redeemable non-controlling interests was affected through an increase to redeemable non-controlling interests and a charge to additional paid-in capital.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(9)	Fair Value Measurements

Fair value, as defined in accounting guidance, is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, fair value should be the exit price, or price received to sell the asset or liability as opposed to the entry price, or price paid to acquire an asset or assume a liability.

The following table below shows how the Company categorized certain financial assets and liabilities based on the types of inputs used in valuation techniques for measuring fair value:

	Fair Value Measurements at March 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Money market funds	$—	$—	$—	$—
Financial liabilities:
SAPL debenture embedded conversion option	$—	$—	$301	$301

	Fair Value Measurements at March 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Money market funds	$11,646	$—	$—	$11,646
Financial liabilities:
SAPL debenture embedded conversion option	$—	$—	$275	$275

The SAPL debenture embedded conversion option is considered a derivative and is recorded at its fair value. The value of the option is calculated using the Monte Carlo simulation approach, which takes into account certain assumptions which include the discount yield, volatility and risk free rate, among others.

An unrealized gain, which is included in other income in the condensed consolidated statement of operations, amounting to less than $0.1 million, was the only activity for Level 3 liabilities for the three months ended March 31, 2011.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(10)	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss is as follows:

	Holdings
	Three Months Ended March 31,
	2011	2010
Net loss	$(5,499)	$(2,093)
Other comprehensive income (loss):
Foreign currency translation adjustments	361	(615)

Comprehensive loss	$(5,138)	$(2,708)

	Stanadyne
	Three Months Ended March 31,
	2011	2010
Net (loss) income	$(3,227)	$205
Other comprehensive income (loss):
Foreign currency translation adjustments	361	(615)

Comprehensive loss	$(2,866)	$(410)

(11)	Segments

The Company has one reportable segment. The Company manufactures its own proprietary products including fuel pumps for diesel and gasoline engines, injectors and filtration systems for diesel engines, and various non-proprietary products manufactured under contract for other companies. The Company’s proprietary products currently account for the majority of its sales.

(12)	Commitments and Contingencies

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

The Company estimates and records the warranty liability associated with its manufactured products at the time they are sold. The changes in the Company’s warranty liability are provided below:

	Three Months Ended March 31,
	2011	2010
Warranty liability, beginning of period	$698	$867
Warranty expense based on products sold	187	348
Warranty claims paid	(165)	(364)

Warranty liability, end of period	$720	$851

The Company’s warranty accrual is included as a component of accrued liabilities on the condensed consolidated balance sheets.

(13)	Recently Issued Accounting Standards

Fair Value Measurements and Disclosures. In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, which amends ASC 820, Fair Value Measurements and Disclosures. This ASU requires disclosures of transfers into and out of Levels 1 and 2, more detailed roll forward reconciliations of Level 3 recurring fair value measurements on a gross basis, fair value information by class of assets and liabilities, and descriptions of valuation techniques and inputs for Level 2 and 3 measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the reconciliation for Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not have an impact on the Company’s condensed consolidated financial statements.

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

Sales by Category

(dollars in millions)

	OEM Sales	%	Service Sales	%	Total Sales	%
First Quarter 2010	$29.1	52.7	$26.1	47.3	$55.2	100.0
First Quarter 2011	31.7	53.9	27.1	46.1	58.8	100.0

Change	$2.6	8.9	$1.0	3.8	$3.6	6.5

Sales in the first quarter of 2011 totaled $58.8 million, reflecting an increase of $3.6 million or 6.5% when compared to sales for the first quarter of 2010. Sales to both OEMs and service customers increased in the first quarter of 2011 by 8.9% and 3.8%, respectively, when compared to the same period last year. Customer demand was stronger in all of our major product lines. The sales increases included most of our customers with only a few exceptions, most notably $2.0 million lower sales to General Engine Products, Inc. (“GEP”) due to declining demand for our fuel pumps used in the High Mobility Multi-Wheeled Vehicles (“HMMWV’s”) used by the military and $1.7 million lower sales of our gasoline direct injection pumps to Daimler-Benz (“Daimler”) resulting from the completion of the supply contract late last year.

Operating income in the first quarter of 2011 decreased to $0.7 million and 1.2% of sales, reflecting a decrease of $4.8 million from operating income of $5.5 million and 10.0% in the first quarter of 2010. The lower year-over-year operating income was primarily a result of the costs incurred in the first quarter of 2011 for the realignment of the Company’s global manufacturing capacity and the impact it had on our U.S. manufacturing activities.

Consolidation of the North American manufacturing activities from three manufacturing locations to two, which will result in the closure of the Company’s Windsor, Connecticut manufacturing facility, is substantially complete. Although much of the equipment was moved late last year, costs in the first quarter of 2011 for installing and qualifying equipment relocated from our Windsor plant to our North Carolina plants totaled $2.1 million. In addition to these costs incurred to consolidate our manufacturing operations, the reorganization activity had a significant impact on our manufacturing efficiencies in the first three months of 2011, resulting in significantly higher costs for labor, overtime, scrap, supplies, and transportation of materials. In addition, the Company incurred $0.5 million during the first quarter of 2011 for continued start-up costs including equipment relocation, training and salaries related to the expanded operations in our Changshu, China and Chennai, India locations. We are almost complete with the expansion of manufacturing operations in those locations and should be fully operational by the end of the second quarter of 2011. Upon completion of these reorganization and expansion activities, the Company anticipates to realize annual savings of approximately $10.0 million, primarily in lower cost of goods sold.

Liquidity remained sufficient in the first quarter of 2011, with cash on hand as of March 31, 2011 totaling $2.1 million and availability under the U.S.-based revolving credit facility of $21.1 million, after considering $3.3 million of borrowings and $5.3 million used for standby letters of credit. Although the Company believes that it will be able to meet its funding requirements over the next year, including budgeted capital expenditures and future interest payments, our financial position, results of operations and cash flows have been and may continue to be adversely

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

affected by our reorganization activities, slower economic activity, volatility in the worldwide capital, credit and commodities markets, concerns about inflation and deflation, lower corporate profits and increased capital spending.

Basis of Presentation

The following table displays unaudited information for the three month periods ended March 31, 2011 and 2010 for Holdings and Stanadyne. Amounts are presented in thousands of dollars and as a percentage of net sales. Historical results and percentage relationships are not necessarily indicative of the results that may be expected for any future period.

	Holdings
	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	$	%	$	%
Net sales	58,837	100.0	55,229	100.0
Cost of goods sold	45,782	77.8	38,991	70.6
Gross profit	13,055	22.2	16,238	29.4
SG&A	11,441	19.4	9,717	17.6
Amortization of intangibles	736	1.3	812	1.5
Management fees	188	0.3	188	0.3
Operating income	690	1.2	5,521	10.0
Net loss attributable to Holdings	(5,499)	(9.3)	(2,093)	(3.8)

	Stanadyne
	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	$	%	$	%
Net sales	58,837	100.0	55,229	100.0
Cost of goods sold	45,782	77.8	38,991	70.6
Gross profit	13,055	22.2	16,238	29.4
SG&A	11,425	19.4	9,701	17.6
Amortization of intangibles	736	1.3	812	1.5
Management fees	188	0.3	188	0.3
Operating income	706	1.2	5,537	10.0
Net (loss) income attributable to Stanadyne	(3,227)	(5.5)	205	0.4

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Comparison of Results of Operations

The Three Months Ended March 31, 2011 for Holdings and Stanadyne Compared to

The Three Months Ended March 31, 2010 for Holdings and Stanadyne

Net Sales. Sales in the first quarter of 2011 totaled $58.8 million and were $3.6 million or 6.5% more than sales of $55.2 million in the first quarter of 2010. Sales to all of our customers, with only a few exceptions, were higher in the first quarter of 2011 when compared to the same period last year. This trend was most apparent with our OEM customers, where first quarter sales increased by $2.6 million or 8.9%. Sales to the service markets also strengthened in the first quarter of 2011, reflecting an increase of $1.0 million or 3.8% from the first quarter of 2010. Included in our first quarter 2011 sales compared to the first quarter of 2010 was an unfavorable currency translation effect of less than 1.0%.

Sales to OEM customers totaled $31.7 million and represented 53.9% of our first quarter 2011 revenues as compared to $29.1 million and 52.7% of our first quarter 2010 revenues. The largest single customer increase in first quarter OEM sales was $2.6 million for Deere and Company (“Deere”), due to continued recovery in end market demand for our products used in the agriculture and construction businesses. Sales to other OEM customers including Iveco S.p.A. and Caterpillar were higher in the first quarter of 2011 when compared to the first quarter of 2010. Exceptions to the stronger first quarter 2011 OEM sales results included a $2.0 million decrease in sales to GEP due to declining demand for fuel pumps used on the HMMWV for the U.S. military, a $1.7 million decrease in sales to Daimler due to the completion of the contract for supply of gasoline direct injection pumps, and a $0.7 million decrease in sales to Cummins reflecting decreasing demand in the heavy duty truck, construction and power generation markets.

Sales to the service markets in the first quarter of 2011 totaled $27.1 million and 46.1% of total revenue as compared to $26.1 million and 47.3% of our first quarter 2010 revenue. The increase in sales in the first quarter of 2011, when compared to the same period a year ago, was primarily driven by $0.8 million higher demand for our diesel fuel filter replacement elements, as well as other aftermarket service parts sold through our independent distribution network.

Sales in the first quarter of 2011, when compared to the same period a year ago, reflected increases in all of our major product lines including fuel pumps, diesel fuel filters and injectors, and Precision Components and Assembly (“PCA”) products.

Cost of Goods Sold and Gross Profit. Gross profit decreased to $13.1 million and 22.2% of net sales in the first quarter of 2011, from $16.2 million and 29.4% of net sales in the first quarter of 2010. This $3.1 million decrease in first quarter gross profit was due primarily to manufacturing inefficiencies in our U.S. operations caused by the large-scale equipment relocation in late 2010 from the Windsor, Connecticut plant to the North Carolina manufacturing plants, resulting in $3.4 million in additional costs. Wage and other benefits that were reduced during the business downturn in 2009 and not restored until May, 2010 resulted in an increase in 2011 first quarter factory overhead costs when compared to the same period a year ago, partially offset by higher sales volumes in both the OEM and service markets which resulted in $1.0 million less gross profit. Employee severance cost accrued in the first quarter of 2011 (related to the completion bonus to be paid to Windsor Connecticut employees that are terminated as a result of the consolidation of U.S. manufacturing operations) was $0.4 million less when compared to the same period a year ago. Depreciation expense was $0.8 million less in the first quarter of 2011 when compared to the same period a year ago which was primarily due to certain assets identified as no longer being used being depreciated to net realizable value during 2010 and to a lesser extent certain equipment acquired in 2004 becoming fully depreciated.

Selling, General and Administrative Expenses (“SG&A”). SG&A increased by $1.7 million to $11.4 million and 19.4% of net sales in the first quarter of 2011 from $9.7 million and 17.6% of first quarter sales in 2010. Salaries and benefits accounted for $0.6 million of the first quarter year-over-year increase, reflecting higher costs in 2011 when compared to the much lower costs in same period in 2010 when the Company was starting to recover from the business downturn in 2009. First quarter costs for freight on sales to customers were $0.6 million higher in the first quarter of 2011 when compared to the first quarter of 2010 due primarily to premium transportation costs for late shipments from our factories. Unrealized gains on foreign denominated debt in our international subsidiaries were

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

$0.6 million more in the first quarter of 2011 as compared to the first quarter of 2010, primarily due to the weaker dollar relative to the euro and Indian rupee. Costs associated with the consolidation of our U.S. manufacturing operations totaled $0.9 million more in the first quarter of 2011 as compared to the first quarter of 2010, reflecting the amounts paid for equipment relocation, training and salaries related to management of the reorganization process. Costs associated with the expansion of our operations in China totaled approximately $0.2 million more in the first quarter of 2011 as compared to the first quarter of 2010.

Amortization of Intangible Assets. Amortization of intangible assets totaled $0.7 million in the first quarter of 2011 and was $0.1 million less than the first quarter of 2010 due to certain intangible assets becoming fully amortized during 2010.

Management fees. The Company incurred management fees of $0.2 million in the first quarter of 2011 and 2010, payable to Kohlberg & Company L.L.C. for management services provided.

Operating Income. Operating income for the first quarter of 2011 totaled $0.7 million and 1.2% of net sales as compared to operating income of $5.5 million and 10.0% of net sales in the first quarter of 2010. This $4.8 million decrease in operating income resulted from $3.1 million lower gross profit driven primarily by inefficiencies in our U.S. operations and a $1.7 million increase in our SG&A costs primarily attributable to plant reorganization costs.

Income tax expense (benefit). Income tax benefit for Stanadyne in the first quarter of 2011 totaled $0.8 million and 19.7% of pre-tax loss versus an income tax expense of $1.1 million and 103.1% of pre-tax income in the first quarter of 2010. The effective income tax rates differ from the amount computed by applying the U.S. statutory rate of 35% to pre-tax (loss) income in 2011 and 2010 primarily because income tax provisions incurred in jurisdictions where Stanadyne generated losses and income, respectively, before income taxes which were, due to valuation allowances, not significantly offset by income tax benefits in jurisdictions where Stanadyne incurred losses before income taxes.

Income tax benefit for Holdings in the first quarter of 2011 totaled $1.6 million and 22.5% of pre-tax loss versus an income tax expense of $0.4 million and 18.1% of pre-tax loss in the first quarter of 2010. The effective income tax rates differ from the amount computed by applying the U.S. statutory rate of 35% to the pre-tax loss in 2011 and 2010 primarily because income tax provisions incurred in jurisdictions where Holdings generated losses before income taxes which were, due to valuation allowances, not significantly offset by income tax benefits in jurisdictions where Holdings incurred losses before income taxes. Further, a percentage of Holdings interest expense is not deductible for income tax purposes.

Net Income (Loss). Net loss for Stanadyne in the first quarter of 2011 totaled $3.2 million and 5.5% of net sales versus net income of $0.2 million and 0.4% of net sales in the first quarter of 2010. The $3.4 million decrease in net income was due to a $4.8 million decrease in operating income, a $0.5 million increase in interest expense, a $0.1 million decrease in net loss attributable to the non-controlling interest, offset by a $2.0 million decrease in income tax expense on lower earnings.

Net loss for Holdings in the first quarter of 2011 totaled $5.5 million, reflecting $2.3 million more than the net loss reported for Stanadyne, due to $3.1 million of additional interest expense on the Discount Notes, partially offset by $0.8 million of additional income tax benefits.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents on hand, which totaled $2.1 million on March 31, 2011, and cash flows from operations, supplemented as needed by our short term financing arrangements described below. Cash equivalents as of March 31, 2011 consisted of commercial paper and certificates of deposit. Our revolving credit agreement with Wells Fargo Capital Finance, LLC (“U.S. Revolver”) provides for borrowings of up to $30 million, based on Availability, as defined, and is secured by all Stanadyne and SIHC U.S.-based assets, as well as a pledge of 65% of Stanadyne’s stock in SpA, SAPL, and SCC. There was $3.3 million outstanding under the U.S. Revolver as of March 31, 2011. The U.S. Revolver had availability of $21.1 million, after considering $3.3 million of borrowings and $5.3 million used for standby letters of credit and other limitations related to available inventory and accounts receivable.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Financing Arrangements

On March 25, 2011, Stanadyne, SIHC, and Wells Fargo Capital Finance, LLC amended the terms of the U.S. Revolver to make them more comparable to similar agreements available in the marketplace. The amended terms reduce the applicable margin by 2.50% for Base Rate borrowing and 1.50% for LIBOR based borrowings, increase the amount of eligible collateral for accounts receivable and inventory, increase the domestic fixed asset sub-facility to $6.0 million, increase the size of the EXIM Sub-facility from $9.0 million to $10.0 million, and extend the term of the credit agreement (but not the EXIM Sub-facility) to August 13, 2014. All other terms of the U.S Revolver (including total credit availability) and the EXIM Sub-facility are materially unchanged from the prior agreements.

Indebtedness for Stanadyne as of March 31, 2011 totaled $181.6 million and was comprised of $160.0 million of Notes, $3.3 million of borrowings under the U.S. Revolver, $10.3 million in foreign overdraft and revolving credit facilities, $1.3 million of SAPL debentures and $6.6 million in foreign term loans. Unless the availability of funds under the U.S. Revolver is less than $4.0 million, this credit facility is not subject to financial covenants.

Indebtedness for Holdings as of March 31, 2011 totaled $281.6 million, comprised of the same debt balances for Stanadyne, plus an additional $100.0 million of Discount Notes. The Discount Notes accreted to their full face value in August 2009 and carry a 12% coupon that is payable semi-annually in February and August. The payment for February 2011 was made utilizing $6.0 million of dividends paid by Stanadyne. These dividends were in compliance with the terms of the U.S. Revolver and the indenture governing the Notes.

Our financial position, results of operations and cash flows have been and may continue to be adversely affected by the global recession, significant volatility in the worldwide capital, credit and commodities markets, our reorganization activities, concerns about inflation, lower corporate profits and increased capital spending. Holdings incurred net losses in each of the last two years and the first three months of 2011 and negative cash flows from operations in 2010 and the first three months of 2011. Stanadyne incurred a net loss in 2009 and the first three months of 2011. Holdings and Stanadyne are both highly leveraged with total debt of $281.6 million and $181.6 million, respectively, outstanding at March 31, 2011. The Company believes that the combination of cash and cash equivalents on hand, availability under the U.S. Revolver, and expected cash flows from operations in 2011 it has sufficient liquidity over the next 12 months to meet its obligations. However, the factors described above create potential uncertainty, and we will continually monitor our revenues and operating cash flow against expectations. In the event the Company is unable to generate sufficient operating cash flow, we may need to reduce headcount, reduce other spending, reduce or delay capital investments and product development, incur more indebtedness, restructure existing indebtedness, or raise additional equity capital, or a combination of these items, which may have a further negative impact on our business, results of operations, and cash flows. There can be no assurances that such additional indebtedness will be available on favorable terms or at all. In addition, our current debt agreements limit our ability to incur additional indebtedness, so our ability to borrow additional money may be limited by our debt holders or by conditions in the credit markets.

Cash Flows from Operating Activities. Stanadyne’s cash flows from operating activities consumed $11.6 million in cash during the first three months ended March 31, 2011 as compared to $2.7 million cash consumed during the same period of 2010. Decreased operating profit and higher cash requirements for working capital accounts led to the consumption of $8.9 million more cash in the first three months of 2011 versus the comparable period in 2010.

Changes in asset and liability accounts, primarily working capital accounts, consumed $4.0 million more cash in the first three months of 2011 versus the same period in the prior year. The significant changes to our working capital accounts were as follows:

•

Positive cash flows from changes in accounts receivable were $1.7 million greater in the first three months of 2011. Customer receivables did not increase proportionately with the higher levels of sales in the first three months of 2011 as compared to the same period in 2010 primarily because of Stanadyne’s careful management of customer credit and collections.

•

Negative cash flows from changes in inventory levels required $4.0 million more cash in the first three months of 2011 as compared to the first three months of 2010. As our business activity recovered from the recessionary levels in 2009, inventory increased in the first three months of 2010, resulting in $2.3 million of negative cash flow. Inventory increased in the first three months of 2011, resulting in $6.3 million of negative cash flow, primarily as a result of the consolidation of our North American operations. This process requires temporary

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

increases in inventory in order to meet customer delivery schedules while we move equipment to different locations and establish new sources for some parts from our supply base. Also, we experienced increases in work-in-process inventories during the first quarter of 2011 due to difficulties adapting our materials planning and scheduling systems to the new consolidated manufacturing organization. As we finalize the consolidation process this year, our inventory levels are expected to be reduced by approximately $5.0 million.

•

Positive cash flows from changes in accounts payable balances required $2.4 million less cash in the first three months of 2011 than the same period in 2010. Accounts payable balances increased proportionately with the higher levels of business in the first three months of 2011 and reflected a higher content of purchased materials resulting from the outsourcing of components previously manufactured in our Windsor, Connecticut facility.

•

Negative cash flows from changes in all other asset and liability accounts consumed $4.1 million more cash in the first three months of 2011 than in the comparable period of 2010. This difference was due primarily to differences in timing of disbursements between the two periods, including the $3.1 million disbursement of performance bonus payments in the first three months of 2011 with no like payments in the first three months of 2010.

Cash flows from operating activities for Holdings in the first three months of 2011 were $6.0 million less than the amount reported for Stanadyne primarily due to $6.0 million of interest payments made for the Discount Notes in the first three months of 2011.

Cash Flows from Investing Activities. Cash flows from investing activities for the first three months of 2011 totaled $2.0 million for capital expenditures and were $2.4 million less than $4.4 million in capital expenditures in the first three months of 2010. The lower level of capital expenditures in the first three months of 2011 is primarily due to $3.3 million less in capital expenditures for equipment and leasehold improvements due to the substantial completion of the expansion of our manufacturing operations in India during 2010. The expanded operations in India will support the manufacture of diesel fuel pumps for local customers and components for our assembly plants in the U.S. The balance of the capital expenditures in the first three months of 2011 reflected necessary investments in equipment to support our global operations in the U.S., China, and Italy.

Cash Flows from Financing Activities. Stanadyne’s cash flows from financing activities in the first three months of 2011 consumed $0.1 million in cash compared to $4.0 million of cash consumed by financing activities in the first three months of 2010.

Cash flows from financing activities in our U.S. operations in the first three months of 2011 included $3.3 million of cash proceeds from the U.S. Revolver and $6.0 million of dividends paid by Stanadyne.

Cash flows from financing activities in SAPL during the first three months of 2011 included net cash proceeds of $2.5 million from term loans and overdraft facilities. Cash flows from financing activities in SpA included net cash proceeds of $0.1 million in overdraft borrowings to finance working capital requirements and payments of capital lease obligations totaling $0.1 million. Cash flows from financing activities in SCC included net cash proceeds of $0.1 million in overdraft borrowings to finance working capital requirements.

Cash flows from financing activities for Holdings in the first three months of 2011 included the amounts reported for Stanadyne less the dividends Stanadyne paid. Cash flows from financing activities for Holdings in the first three months of 2010 included the amounts reported for Stanadyne less the dividends Stanadyne paid, as well as $0.1 million for the repurchase of common stock from former management.

Pension Plans. We maintain the Stanadyne Corporation Pension Plan, a qualified defined benefit pension plan (the “Pension Plan”), which covers substantially all domestic hourly and salary employees and the Supplemental Retirement Benefit Plan, an unfunded nonqualified plan that provides benefits in excess of amounts permitted to be paid under the provisions of the tax law to participants in the Pension Plan.

Higher returns on invested Pension Plan assets in 2010 helped increase the value to $78.5 million at December 31, 2010 from $69.2 million at December 31, 2009. The Company contributed $0.9 million to the Pension Plan during the first three months of 2011 and expects the minimum required contributions to the Pension Plan to total

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

approximately $6.0 million in 2011. The Company contributed $0.5 million to the Pension Plan in the first three months of 2010 and $5.3 million for the full year of 2010.

Critical Accounting Policies

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The issues involving significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include: revenue recognition, impairment of long-lived assets, goodwill and other intangible assets, product warranty reserves, inventory reserves for excess or obsolescence, pension and postretirement benefit liabilities and self-insurance reserves.

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

Impairment of Long-Lived Assets, Goodwill and Other Intangible Assets. The Company evaluates the carrying value of long-lived assets (including property and equipment, goodwill and other intangible assets) when events or circumstances warrant such a review. Goodwill and intangible assets with indefinite lives are tested for impairment annually during the fourth fiscal quarter each year or more often if events or circumstances indicate a reduction in the fair value below the carrying value. Goodwill is allocated and reviewed for impairment by reporting unit. The goodwill is allocated to the reporting unit in which the business that created the goodwill resides. To test for goodwill impairment, the carrying value of each reporting unit is compared with its fair value. If the carrying value of the goodwill or long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

incurred but not reported. Future medical cost trends are incorporated in the projected costs to settle existing claims. If actual results in any of these areas change from prior periods, adjustments to recorded reserves may be required.

Cautionary Statement

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, statements with respect to the financial condition, results of operations and business of the Company and management’s discussion and analysis of financial condition and results of operations. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue” or the negative thereof or other similar words. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. Actual results may vary materially.

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

There have been no material changes in market risks from those disclosed in Item 7A of the Company’s Annual Report on From 10-K for the year ended December 31, 2010.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

ITEM 4:	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Holdings

As of March 31, 2011, an evaluation of the effectiveness of the design and operation of Holdings’ disclosure controls and procedures was conducted by management under the supervision and with the participation of the President and Chief Financial Officer of Holdings. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and including that such information is accumulated and communicated to management, including the President and Chief Financial Officer of Holdings, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation and the identification of the material weaknesses in internal control over financial reporting described below, the President and Chief Financial Officer of Holdings have concluded that, as of March 31, 2011, Holdings’ disclosure controls and procedures were not effective.

In light of the material weaknesses described below, Holdings performed additional analyses and other procedures to ensure that Holdings’ condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles and accurately reflect the results for March 31, 2011. As a result, notwithstanding the material weaknesses discussed below, management concluded that the condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects Holdings’ financial position, results of operations and cash flows for the three months ended March 31, 2011.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

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

Stanadyne

As of March 31, 2011, an evaluation of the effectiveness of the design and operation of Stanadyne’s disclosure controls and procedures was conducted by management under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Stanadyne. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and including that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Stanadyne, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation and the identification of the material weaknesses in internal control over financial reporting described below, the President and Chief Financial Officer of Stanadyne have concluded that, as of March 31, 2011, Stanadyne’s disclosure controls and procedures were not effective.

In light of the material weaknesses, Stanadyne performed additional analyses and other procedures to ensure that Stanadyne’s condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles and accurately reflect the results for March 31, 2011. As a result, notwithstanding the material weaknesses discussed below, management concluded that the condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects Stanadyne’s financial position, results of operations and cash flows for the three months ended March 31, 2011.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

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

(b) Changes in internal control

Holdings and Stanadyne

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

(c) Remediation

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

Management believes that the changes in internal control described above in addition to other planned changes will strengthen the Company’s internal control over financial reporting and will remediate the identified material weaknesses. As management continues to evaluate and work to enhance internal control over financial reporting, management may determine that additional measures must be taken to address these control deficiencies or may determine that it needs to modify or otherwise adjust the remediation measures described above.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

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

Because the reliability of the internal control process requires repeatable execution, the successful remediation of these material weaknesses will require review and evidence of effectiveness prior to management concluding that the controls are now effective. Some of the enhancements that have been implemented by management beginning in the fourth quarter of 2010 have not been in place for a sufficient period of time to demonstrate that their effectiveness is sustainable. Therefore, additional time is required to validate that the material weaknesses are fully remediated.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

PART II: OTHER INFORMATION

ITEM 1A:	RISK FACTORS

The discussion and analysis of our financial condition, results of operations and cash flows for the three months ended March 31, 2011 should be read in conjunction with the risk factors contained in Part I – Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 as well as the additional risk factors described below:

The Company’s restructuring activities have resulted in increased costs and temporary manufacturing inefficiencies.

The Company’s restructuring activities have contributed to temporary manufacturing inefficiencies and increased costs. These costs include: outsourcing certain raw material processing at a premium; abnormally high labor and overtime costs; material usage inefficiencies and excessive scrap on production lines; and significant freight expediting and inspection costs. Restructuring activities could continue to cause manufacturing inefficiencies in the short term and adversely affect the gross profit and operating income of the Company.

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

Stanadyne Holdings, Inc.
(Registrant)

Date: May 13, 2011	/s/ Stephen S. Langin
Stephen S. Langin
Chief Financial Officer

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stanadyne Corporation
(Registrant)

Date: May 13, 2011	/s/ Stephen S. Langin
Stephen S. Langin
Vice President and Chief Financial Officer

EXHIBIT INDEX:

31.1	Certification of President of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer and Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002