Form 10-Q
period 2011-06-30
STANADYNE CORP; Stanadyne Holdings, Inc.
filed 2011-08-15
CIK 1053439, 1323274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Stanadyne Holdings, Inc.	Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller Reporting Company ☐
Stanadyne Corporation	Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Stanadyne Holdings, Inc.	Yes ☐	No ☑
Stanadyne Corporation	Yes ☐	No ☑

The number of shares of the registrant’s common stock (only one class for each registrant) outstanding as of June 30, 2011:

Stanadyne Holdings, Inc.	105,652,581 shares
Stanadyne Corporation	1,000 shares (100% owned by Stanadyne Intermediate Holding Corp., a direct and wholly-owned subsidiary of Stanadyne Holdings, Inc.)

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$1,378	$15,949
Accounts receivable, net of allowance for uncollectible accounts of $295 and $288 as of June 30, 2011 and December 31, 2010, respectively	40,639	32,777
Inventories, net	41,964	33,183
Prepaid expenses and other assets	1,878	4,272
Deferred income taxes	2,141	2,149

Total current assets	88,000	88,330
Property, plant and equipment, net	79,491	80,023
Goodwill	136,705	136,705
Intangible and other assets, net	74,440	77,014

Total assets	$378,636	$382,072

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$25,670	$23,611
Accrued liabilities	24,455	27,481
Current maturities of long-term debt	17,091	9,239
Current portion of capital lease obligations	508	384

Total current liabilities	67,724	60,715
Long-term debt, excluding current maturities	267,352	266,027
Deferred income taxes	4,057	8,533
Capital lease obligations, excluding current portion	1,425	1,334
Other non-current liabilities	41,414	43,100

Total liabilities	381,972	379,709

Commitments and contingencies
Redeemable non-controlling interest	794	794
Equity:
Stanadyne Holdings, Inc. stockholders’ equity:
Common stock, par value $.01, 150,000,000 authorized shares, 106,542,581 issued shares as of June 30, 2011, 106,505,081 issued shares as of December 31, 2010, 105,652,581 outstanding shares as of June 30, 2011, 105,615,081 shares outstanding as of December 31, 2010.	1,065	1,065
Additional paid-in capital	52,810	52,973
Accumulated other comprehensive loss	(7,550)	(8,178)
Accumulated deficit	(49,804)	(43,640)
Treasury stock, at cost, 890,000 shares as of June 30, 2011 and December 31, 2010	(651)	(651)

Total stockholders’ (deficit) equity	(4,130)	1,569

Total liabilities and stockholders’ equity	$378,636	$382,072

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
Net sales	$61,599	$63,843
Cost of goods sold	45,837	44,151

Gross profit	15,762	19,692
Selling, general and administrative expenses	10,548	12,461
Amortization of intangible assets	736	812
Management fees	187	187

Operating income	4,291	6,232
Interest expense	8,106	7,738
Other income	—	(24)

Loss from operations before income tax (benefit) expense	(3,815)	(1,482)
Income tax (benefit) expense	(2,886)	542

Net loss	(929)	(2,024)
Less: net loss attributable to non-controlling interest	57	420

Net loss attributable to the stockholders of Stanadyne Holdings, Inc.	$(872)	$(1,604)

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Net sales	$120,436	$119,072
Cost of goods sold	91,525	83,142

Gross profit	28,911	35,930
Selling, general and administrative expenses	21,825	22,178
Amortization of intangible assets	1,472	1,624
Management fees	375	375

Operating income	5,239	11,753
Interest expense	16,060	15,234
Other income	(9)	(24)

Loss from operations before income tax (benefit) expense	(10,812)	(3,457)
Income tax (benefit) expense	(4,467)	899

Net loss	(6,345)	(4,356)
Less: net loss attributable to non-controlling interest	181	659

Net loss attributable to the stockholders of Stanadyne Holdings, Inc.	$(6,164)	$(3,697)

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Cash flows from operating activities:
Net loss	$(6,345)	$(4,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,298	7,852
Amortization of debt discount and deferred financing fees	902	851
Stock-based compensation expense	—	37
Deferred income taxes	(4,715)	(149)
Loss on disposal of property, plant and equipment	—	9
Changes in operating assets and liabilities	(15,957)	(3,164)

Net cash used in operating activities	(19,817)	1,080

Cash flows from investing activities:
Capital expenditures	(2,789)	(8,743)

Net cash used in investing activities	(2,789)	(8,743)

Cash flows from financing activities:
Proceeds from U.S. revolver, net	5,875	—
Proceeds from foreign overdraft facilities	2,745	213
Proceeds from foreign term loans	700	2,140
Payments on foreign overdraft facilities	(599)	(309)
Payments on capital lease obligations	(236)	(379)
Proceeds from issuance of debt to non-controlling interest	—	1,627
Proceeds from investment by non-controlling interest	—	542
Purchase of treasury stock	—	(94)
Proceeds from exercise of stock options	18	—
Payments of debt issuance cost	(49)	(10)

Net cash provided by financing activities	8,454	3,730

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(14,152)	(3,933)
Effect of exchange rate changes on cash	(419)	285
Cash and cash equivalents at beginning of period	15,949	24,918

Cash and cash equivalents at end of period	$1,378	$21,270

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:

During the six months ended June 30, 2011 and 2010, Stanadyne Corporation entered into capital leases for new equipment resulting in capital lease obligations of $320 and $147, respectively.

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

EQUITY (UNAUDITED)

(in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity	Non- controlling Interest	Total Equity
	Shares	Amount				Shares	Amount
January 1, 2010	106,505,081	$1,065	$54,285	$(5,957)	$(33,893)	690,000	$(557)	$14,943	$(906)	$14,037
Purchase of treasury stock, at cost						200,000	(94)	(94)		(94)
Stock-based compensation expense			19					19		19
Partner investment in SAPL									542	542
Activity attributable to redeemable non-controlling interest			(1,349)					(1,349)	578	(771)
Comprehensive income (loss):
Net loss					(2,093)			(2,093)	(239)	(2,332)
Foreign currency translation adjustment				(615)				(615)	25	(590)

March 31, 2010	106,505,081	1,065	52,955	(6,572)	(35,986)	890,000	(651)	10,811	—	10,811
Adjustment of the redeemable non-controlling interest to redemption value					(420)			(420)		(420)
Stock-based compensation expense			18					18		18
Comprehensive income (loss):
Net loss					(1,604)			(1,604)		(1,604)
Foreign currency translation adjustment				(466)				(466)		(466)

June 30, 2010	106,505,081	$1,065	$52,973	$(7,038)	$(38,010)	890,000	$(651)	$8,339	$—	$8,339

December 31, 2010	106,505,081	$1,065	$52,973	$(8,178)	$(43,640)	890,000	$(651)	$1,569	$—	$1,569
Adjustment of the redeemable non-controlling interest to redemption value			(124)					(124)		(124)
Comprehensive income (loss):
Net loss					(5,292)			(5,292)		(5,292)
Foreign currency translation adjustment				361				361		361

March 31, 2011	106,505,081	1,065	52,849	(7,817)	(48,932)	890,000	(651)	(3,486)	—	(3,486)
Common stock issued	37,500		18					18		18
Adjustment of the redeemable non-controlling interest to redemption value			(57)					(57)		(57)
Comprehensive income (loss):					(872)			(872)		(872)
Net loss
Foreign currency translation adjustment				267				267		267

June 30, 2011	106,542,581	$1,065	$52,810	$(7,550)	$(49,804)	890,000	$(651)	$(4,130)	$—	$(4,130)

See accompanying notes to consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$1,377	$15,948
Accounts receivable, net of allowance for uncollectible accounts of $295 as of June 30, 2011 and $288 as of December 31, 2010	40,639	32,777
Inventories, net	41,964	33,183
Prepaid expenses and other assets	1,878	4,272
Deferred income taxes	2,141	2,149

Total current assets	87,999	88,329
Property, plant and equipment, net	79,491	80,023
Goodwill	136,705	136,705
Intangible and other assets, net	73,498	75,941

Total assets	$377,693	$380,998

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$25,670	$23,611
Accrued liabilities	19,949	22,959
Current maturities of long-term debt	17,091	9,239
Current portion of capital lease obligations	508	384

Total current liabilities	63,218	56,193
Long-term debt, excluding current maturities	167,352	166,027
Deferred income taxes	22,241	22,803
Capital lease obligations, excluding current portion	1,425	1,334
Other non-current liabilities	41,414	43,100
Due to Stanadyne Holdings, Inc.	3,699	3,726

Total liabilities	299,349	293,183

Commitments and Contingencies
Redeemable non-controlling interest	794	794
Equity:
Stanadyne Corporation stockholder’s equity:
Common stock, par value $.01, authorized 10,000 shares, issued and outstanding 1,000 shares	—	—
Additional paid-in capital	91,493	97,674
Accumulated other comprehensive loss	(7,550)	(8,178)
Accumulated deficit	(6,393)	(2,475)

Total stockholder’s equity	77,550	87,021

Total liabilities and stockholder’s equity	$377,693	$380,998

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
Net sales	$61,599	$63,843
Cost of goods sold	45,837	44,151

Gross profit	15,762	19,692
Selling, general and administrative expenses	10,534	12,447
Amortization of intangible assets	736	812
Management fees	187	187

Operating income	4,305	6,246
Interest expense	5,041	4,672
Other income	—	(24)

(Loss) income from operations before income tax expense	(736)	1,598
Income tax expense	219	1,321

Net (loss) income	(955)	277
Less: net loss attributable to non-controlling interest	57	420

Net (loss) income attributable to the stockholder of Stanadyne Corporation	$(898)	$697

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Net sales	$120,436	$119,072
Cost of goods sold	91,525	83,142

Gross profit	28,911	35,930
Selling, general and administrative expenses	21,795	22,148
Amortization of intangible assets	1,472	1,624
Management fees	375	375

Operating income	5,269	11,783
Interest expense	9,929	9,103
Other income	(9)	(24)

(Loss) income from operations before income tax expense	(4,651)	2,704
Income tax (benefit) expense	(552)	2,461

Net (loss) income	(4,099)	243
Less: net loss attributable to non-controlling interest	181	659

Net (loss) income attributable to the stockholder of Stanadyne Corporation	$(3,918)	$902

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Cash flows from operating activities:
Net (loss) income	$(4,099)	$243
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,298	7,852
Amortization of debt discount and deferred financing fees	771	720
Stock-based compensation expense	—	37
Deferred income taxes	(801)	(206)
Loss on disposal of property, plant and equipment	—	9
Changes in operating assets and liabilities	(15,969)	(1,670)

Net cash (used in) provided by operating activities	(13,800)	6,985

Cash flows from investing activities:
Capital expenditures	(2,789)	(8,743)

Net cash used in investing activities	(2,789)	(8,743)

Cash flows from financing activities:
Proceeds from U.S. revolver, net	5,875	—
Proceeds from foreign overdraft facilities	2,745	213
Proceeds from foreign term loans	700	2,140
Dividends paid	(6,000)	(6,000)
Payments on foreign overdraft facilities	(599)	(309)
Payments on capital lease obligations	(236)	(379)
Proceeds from issuance of debt to non-controlling interest	—	1,627
Proceeds from investment by non-controlling interest	—	542
Payments of debt issuance costs	(49)	(10)

Net cash provided by (used in) financing activities	2,436	(2,175)

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(14,152)	(3,933)
Effect of exchange rate changes on cash	(419)	285
Cash and cash equivalents at beginning of period	15,948	24,917

Cash and cash equivalents at end of period	$1,377	$21,269

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:

During the six months ended June 30, 2011 and 2010, Stanadyne Corporation entered into capital leases for new equipment resulting in capital lease obligations of $320 and $147, respectively.

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

EQUITY (UNAUDITED)

(in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity	Non- controlling Interest		Total Equity
	Shares	Amount
January 1, 2010	1,000	$—	$105,000	$(5,957)	$4,238	$103,281		$(906)	$102,375
Partner investment in SAPL								542	542
Dividend paid			(1,557)		(4,443)	(6,000)			(6,000)
Activity attributable to redeemable non-controlling interest			(1,349)			(1,349)		578	(771)
Comprehensive income (loss):
Net loss					205	205		(239)	(34)
Foreign currency translation adjustment				(615)		(615)		25	(590)

March 31, 2010	1,000	—	102,094	(6,572)	—	95,522		—	95,522
Adjustment of the redeemable non-controlling interest to redemption value					(420)	(420)			(420)
Comprehensive income (loss):
Net income					697	697			697
Foreign currency translation adjustment				(466)		(466)			(466)

June 30, 2010	1,000	$—	$102,094	$(7,038)	$277	$95,333		$—	$95,333

December 31, 2010	1,000	$—	$97,674	$(8,178)	$(2,475)	$87,021		$—	$87,021
Dividend paid			(6,000)			(6,000)			(6,000)
Adjustment of the redeemable non-controlling interest to redemption value			(124)			(124)			(124)
Comprehensive income (loss):
Net loss					(3,020)	(3,020)			(3,020)
Foreign currency translation adjustment				361		361			361

March 31, 2011	1,000	—	91,550	(7,817)	(5,495)	78,238		—	78,238
Adjustment of the redeemable non-controlling interest to redemption value			(57)			(57)			(57)
Comprehensive income (loss):
Net loss					(898)	(898)			(898)
Foreign currency translation adjustment				267		267			267

June 30, 2011	1,000	$—	$91,493	$(7,550)	$(6,393)	$77,550	$		$77,550

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

Income Tax Accounting. The Company has computed its provision for income taxes based on the actual tax rate for the three and six month periods ended June 30, 2010 by applying the discrete method, as the Company determined that small changes in estimated income would result in significant changes in the estimated annual effective tax rate and therefore applying an estimate of the annual effective tax rate would not provide a reliable estimate for interim reporting periods. For the three and six months ended June 30, 2011, the Company applied an estimated annual effective tax rate to interim period pre-tax loss to calculate the income tax benefit or expense as the effective tax rate method provides a reliable estimate for computing income taxes in these interim periods.

Risks and Uncertainties. Our financial position, results of operations and cash flows have been and may continue to be adversely affected by the global recession, significant volatility in the worldwide capital, credit and commodities markets, our reorganization activities, concerns about inflation, lower corporate profits and increased capital spending. Holdings incurred net losses in each of the last two years and the first six months of 2011 and negative cash flows from operations in 2010 and the first six months of 2011. Stanadyne incurred a net loss in 2009 and in the first six months of 2011 and negative cash flows from operations in the first six months of 2011. Holdings and Stanadyne are both highly leveraged with total debt of $284.4 million and $184.4 million, respectively, outstanding at June 30, 2011. The Company believes that the combination of cash and cash equivalents on hand, availability under the U.S. Revolver, and expected cash flows from operations in 2011 will

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

provide sufficient liquidity over the next 12 months to meet its obligations. However, the factors described above create potential uncertainty, and we will continually monitor our revenues and operating cash flows against expectations. In the event the Company is unable to generate sufficient operating cash flows, we may need to reduce headcount, reduce other spending, reduce or delay capital investments and product development, incur more indebtedness, restructure existing indebtedness, or raise additional equity capital, or a combination of these items, which may have a further negative impact on our business, results of operations, and cash flows. There can be no assurances that such additional indebtedness will be available on favorable terms or at all. In addition, our current debt agreements limit our ability to incur additional indebtedness, so our ability to borrow additional money may be limited by our debt holders or by conditions in the credit markets.

(2)	Inventories

Components of inventories are as follows:

	As of June 30, 2011	As of December 31, 2010
Raw materials and purchased parts	$18,178	$12,577
Work-in-process	13,961	13,778
Finished goods	9,825	6,828

	$41,964	$33,183

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(3)	Intangible and Other Assets

Major components of intangible and other assets are listed below:

	Holdings
	As of June 30, 2011		As of December 31, 2010
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks / trade names	$51,100	$—	$51,100	$—
Technology / patents	24,300	14,148	24,300	13,439
Customer contracts	15,252	10,529	15,252	9,767
Debt issuance costs	14,481	8,109	14,431	7,208
Other	2,168	75	2,344	75

	$107,301	$32,861	$107,427	$30,489

	Stanadyne
	As of June 30, 2011		As of December 31, 2010
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks / trade names	$51,100	$—	$51,100	$—
Technology / patents	24,300	14,148	24,300	13,438
Customer contracts	15,252	10,529	15,252	9,766
Debt issuance costs	12,125	6,695	12,076	5,928
Other	2,168	75	2,344	75

	$104,945	$31,447	$105,072	$29,207

Amortization expense of intangible assets for the Company, exclusive of the amortization of debt issuance costs, was $736 and $812 for the three months ended June 30, 2011 and 2010, respectively, and $1,471 and $1,624 for the six months ended June 30, 2011 and 2010, respectively. Estimated annual amortization expense for the Company’s intangible assets is expected to be $2,944 in 2011, $2,816 in 2012, $2,816 in 2013, $2,202 in 2014 and $1,093 in 2015.

Amortization of debt discount and debt issuance costs is included as interest expense in the accompanying condensed consolidated statements of operations for Holdings of $453 and $435 for the three months ended June 30, 2011 and 2010, respectively, and $902 and $851 for the six months ended June 30, 2011 and 2010, respectively. Amortization of debt issuance costs is included as interest expense in the accompanying condensed consolidated statements of operations for Stanadyne of $389 and $370 for the three months ended June 30, 2011 and 2010, respectively, and $771 and $720 for the six months ended June 30, 2011 and 2010, respectively.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(4)	Long-term Debt and Financing Arrangements

Long-term debt consisted of:

	Holdings		Stanadyne
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
U.S. Revolver	$5,875	$—	$5,875	$—
Senior Subordinated Notes	160,000	160,000	160,000	160,000
Holdings Senior Discount Notes	100,000	100,000	—	—
SAPL term debt, payable to India banks through 2015, bearing interest at rates ranging from 11.25% to 12.75%	6,522	5,457	6,522	5,457
SAPL Debentures	1,363	1,320	1,363	1,320
SAPL debt, payable to India banks through 2011, bearing interest at rates ranging from 9.75% to 13.75%	4,744	2,586	4,744	2,586
SCC debt, payable to Pudong Development Bank through 2011, bearing interest at rates up to 5.84% to 7.26%	2,991	3,054	2,991	3,054
SpA debt, payable to Italian banks through 2011, bearing interest at rates ranging from 2.54% to 12.00%	2,948	2,849	2,948	2,849

	284,443	275,266	184,443	175,266
Less current maturities of long-term debt	17,091	9,239	17,091	9,239

Long-term debt, excluding current maturities	$267,352	$266,027	$167,352	$166,027

The fair values of SAPL’s term loans and the Company’s short-term borrowings approximated their recorded values at June 30, 2011 and December 31, 2010 based on similar borrowing agreements offered by other major institutional banks. The fair value of the Senior Subordinated Notes based on bid prices at June 30, 2011 and December 31, 2010 was $162,200 and $161,600, respectively. The fair value of Holdings’ Senior Discount Notes based on bid prices at June 30, 2011 and December 31, 2010 was $101,875 and $94,125, respectively.

On August 13, 2009, Stanadyne (as borrower) and SIHC (as guarantor) entered into a new revolving credit agreement with Wells Fargo Foothill, LLC (“U.S. Revolver”). The U.S. Revolver provides for maximum borrowings of $30 million based on availability, as defined, and is secured by all Stanadyne and SIHC assets, as well as a pledge of 65% of Stanadyne’s stock in SpA, SAPL, and SCC. The U.S. Revolver is comprised of a domestic inventory accounts receivable facility, a domestic fixed asset facility and a foreign accounts receivable sub-facility guaranteed by the Export-Import Bank of the United States. Interest on borrowings under the U.S. Revolver is at a Base Rate (as defined by the agreement) or three month LIBOR, plus an applicable margin ranging between 3.75% and 4.25%, depending on the level of excess availability (as noted below, the applicable margin was amended in March 2011 to a range of 1.25% to 1.75%) . Any borrowings under the U.S. Revolver become due and payable on August 13, 2013. Borrowings amounted to $5.9 million at June 30, 2011. The U.S. Revolver is subject to a fixed charge coverage ratio covenant test if availability is less than $4.0 million, and certain other affirmative and negative covenants common to an asset-backed loan agreement. The U.S. Revolver also limits the amount of dividends and other payments that can be made by Stanadyne. Further, the Company is required to provide annual audited financial statements to the bank within 105 days of year end.

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

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(5)	Pension Plans and Other Postretirement Health Care and Life Insurance Plans

The Company has a noncontributory defined benefit pension plan for eligible domestic employees and also has two nonqualified plans, which are designed to supplement the benefits payable to designated employees. The components of the net periodic pension expense for the periods shown are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest cost	$1,464	$1,501	$2,927	$3,002
Expected return on plan assets	(1,580)	(1,383)	(3,160)	(2,766)
Amortization of prior service costs	341	305	682	610

Net periodic pension expense	$225	$423	$449	$846

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

The Company contributed $1.2 million and $2.1 million to the pension plan during the three and six months ended June 30, 2011 and expects the minimum required contributions to the pension plan to total approximately $6.0 million in 2011. The Company contributed $0.9 and $1.5 million to the pension plan during the three and six months ended June 30, 2010 and $5.3 million for the full year of 2010.

Postretirement Health Care and Life Insurance

The Company’s domestic subsidiaries make available certain health care and life insurance benefits for eligible retired employees. The components of the net periodic benefit for the periods shown were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service cost	$9	$11	$19	$22
Interest cost	34	48	68	96
Recognized net actuarial income	(190)	(198)	(380)	(396)

Net periodic postretirement benefit	$(147)	$(139)	$(293)	$(278)

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(6)	Reorganization

During the second quarter of 2009, as a part of its strategic plan and cost reduction initiatives, the Company decided to consolidate its U.S.-based manufacturing capacity. This will result in the closure of manufacturing operations in the Company’s Windsor, Connecticut location during 2011 and expansion of operations in its North Carolina locations. This work was mostly completed in second quarter 2011, with only a few manufacturing processes remaining in the Windsor plant. Reorganization costs are primarily for relocation of equipment and staffing to manage the project and are reflected as a component of selling, general and administrative expenses within the accompanying condensed consolidated statements of operations. Hourly and salaried employees of the Windsor, Connecticut workforce that were displaced by this consolidation, receive compensation, based on years of service and skill level, if they remain employed until their positions are eliminated. This “completion bonus” was accrued over the expected service period and is reflected as a component of cost of goods sold within the accompanying condensed consolidated statements of operations. The Company has identified certain assets in Windsor, Connecticut that will no longer be used following the completion of our reorganization activity and has accelerated depreciation of those assets to estimated net realizable value. The Company has also concluded that the carrying value of the building in Windsor that will no longer be used as a production facility following the completion of the reorganization of North American operations does not exceed fair value. The estimates of the useful lives and net realizable value of the surplus equipment and the fair value of the building in Windsor, Connecticut will be reviewed and updated as the reorganization activity concludes, and if such estimates change, additional charges could result.

A summary of the changes in the Company’s completion bonus accrual is provided below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Completion bonus, beginning of period	$1,413	$1,576	$2,066	$1,060
Completion bonus expenses	—	450	72	976
Cash payments	(664)	(49)	(1,389)	(59)

Completion bonus, end of period	$749	$1,977	$749	$1,977

The following information summarizes the costs incurred with respect to the reorganization and other charges:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Reorganization costs	$1,450	$1,789	$3,585	$3,022
Completion bonus expenses	—	450	72	976
Other charges: accelerated depreciation	—	192	—	384

Total	$1,450	$2,431	$3,657	$4,382

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

The reorganization activities begun in 2009 are expected to conclude in 2011 when the Company completes the relocation of its manufacturing operations. The following information summarizes the costs incurred with respect to the reorganization and other charges since inception of the reorganization and the expected costs remaining to be incurred:

	Costs since inception	Costs remaining to be incurred	Total costs and charges
Reorganization costs	$16,283	$500	$16,783
Completion bonus expenses	2,309	—	2,309
Other charges: accelerated depreciation	1,344	—	1,344

Total	$19,936	$500	$20,436

This project has been more complex and time consuming than originally planned. The costs remaining to be incurred in 2011 are primarily for relocation of certain injector operations from the U.S. to China as well as a few remaining pieces of rotary pump equipment to be relocated from Windsor, Connecticut to our North Carolina facilities.

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

The following table summarizes information about the 2004 Equity Incentive Plan for the three and six month periods ended June 30, 2011:

	Three Months Ended June 30, 2011
	Outstanding		Exercisable
	Stock Options	Weighted Average Exercise Price*	Stock Options	Weighted Average Exercise Price*
April 1, 2011	13,866,250	$0.51	1,933,750	$0.47
Exercised	37,500	0.47	37,500	0.47
Cancelled	—	—	—	—
Granted	400,000	0.47	—	—

June 30, 2011	14,228,750	$0.49	1,896,250	$0.47

	Six Months Ended June 30, 2011
	Outstanding		Exercisable
	Stock Options	Weighted Average Exercise Price*	Stock Options	Weighted Average Exercise Price*
January 1, 2011	14,978,750	$0.51	3,046,250	$0.47
Exercised	37,500	0.47	37,500	0.47
Cancelled	1,112,500	0.68	—	—
Granted	400,000	0.47	—	—

June 30, 2011	14,228,750	$0.49	3,008,750	$0.47

*	Represents per share price.

During the second quarter of 2011, one employee received a stock option to purchase 400,000 shares of Holdings common stock with an exercise price of $0.47 per share. Also during the second quarter of 2011, one former employee exercised vested stock options for 37,500 shares of common stock of Holdings at an exercise price of $0.47 per share. During the first quarter of 2011, two employees left the Company resulting in the cancellation of stock options for 1,112,500 shares of Holdings common stock.

For the three months ended June 30, 2011, no compensation expense was recognized as management determined that it is not probable that the financial performance targets associated with the stock option awards will be achieved.

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

In March 2010, the Company entered into a put arrangement as part of an amendment to the SAPL Joint Venture Agreement with respect to the common securities that represent the 35.1% non-controlling interest. The non-controlling partners have an option to put their ownership interests to Stanadyne during a 90-day period beginning March 1, 2015. Due to the put option, the non-controlling interest is redeemable and does not qualify as permanent equity. As a result, this redeemable non-controlling interest is recorded in the mezzanine section of our condensed consolidated balance sheets and will be reported at estimated redemption value. At June 30, 2011, the redemption value was $0.8 million. Changes in the redemption value are charged to retained earnings if available or to additional paid in capital. The recognition of the redemption value of these redeemable non-controlling interests was affected through an increase to redeemable non-controlling interests and a charge to additional paid-in capital.

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

	Fair Value Measurements at June 30, 2011
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

An unrealized gain, which is included in other income in the condensed consolidated statement of operations, amounting to $14, was the only activity for Level 3 liabilities for the six months ended June 30, 2011. There was no gain or loss for the three month period ended June 30, 2011. There was a gain of $24 for the three and six month periods ended June 30, 2010.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(10)	Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Holdings
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(872)	$(1,604)	(6,164)	$(3,697)
Other comprehensive income (loss):
Foreign currency translation adjustments	267	(466)	628	(1,081)

Comprehensive loss	$(605)	$(2,070)	(5,536)	$(4,778)

	Stanadyne
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net (loss) income	$(898)	$697	(3,918)	$902
Other comprehensive income (loss):
Foreign currency translation adjustments	267	(466)	628	(1,081)

Comprehensive loss	$(631)	$231	(3,290)	$(179)

(11)	Segments

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

The Company estimates and records the warranty liability associated with its manufactured products at the time they are sold. The changes in the Company’s warranty liability are provided below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Warranty liability, beginning of period	$720	$851	$698	$867
Warranty expense based on products sold	117	192	304	540
Warranty claims paid	(140)	(129)	(305)	(493)

Warranty liability, end of period	$697	$914	$697	$914

The Company’s warranty accrual is included as a component of accrued liabilities on the condensed consolidated balance sheets.

(13)	Recently Issued Accounting Standards

Fair Value Measurements and Disclosures. In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement.” This ASU clarifies the concepts related to highest and best use and valuation premise, blockage factors and other premiums and discounts, the fair value measurement of financial instruments held in a portfolio and of those instruments classified as a component of shareowners’ equity. The guidance includes enhanced disclosure requirements about recurring Level 3 fair value measurements, the use of nonfinancial assets, and the level in the fair value hierarchy of assets and liabilities not recorded at fair value. The provisions of this ASU are effective prospectively for interim and annual periods beginning on or after December 15, 2011. Early application is prohibited. We are currently evaluating the impact of this new ASU.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income.” This ASU intends to enhance comparability and transparency of other comprehensive income components. The guidance provides an option to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. This ASU eliminates the option to present other comprehensive income components as part of the statement of changes in shareholders’ equity. The provisions of this ASU will be applied retrospectively for interim and annual periods beginning after December 15, 2011. Early application is permitted. We are currently evaluating the impact of this new ASU.

(14)	First Quarter 2011 Revision

In connection with the preparation of the unaudited interim financial statements of Holdings and Stanadyne, as of June 30, 2011 and for the three and six months then ended, the Company determined that it had incorrectly

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

calculated the net periodic pension expense to be recognized in the three months ended March 31, 2011. This resulted in the overstatement of the pension liability and pension expense by $258 for the three months ended March 31, 2011.

The impact of these errors on the unaudited interim financial statements as of March 31, 2011 and for the three months then ended is not material. We have corrected these errors by revising the unaudited interim financial statements as of March 31, 2011 and for the three months then ended.

The effects of the correction of these errors on the Holdings condensed consolidated balance sheet as of March 31, 2011 follow:

	As Previously Reported	Revisions	As Revised
Deferred income taxes	$6,919	$51	$6,970
Other non-current liabilities	42,949	(258)	42,691
Total liabilities	378,927	(207)	378,720
Accumulated deficit	(49,139)	207	(48,932)
Total stockholders’ (deficit)	(3,693)	207	(3,486)

The effects of the correction of these errors on the Holdings condensed consolidated statement of operations for the three months ended March 31, 2011 follow:

	As Previously Reported	Revisions	As Revised
Cost of goods sold	$45,782	$(94)	$45,688
Gross profit	13,055	94	13,149
Selling, general and administrative expenses	11,441	(164)	11,277
Operating income	690	258	948
Loss from operations before income tax (benefit)	(7,255)	258	(6,997)
Income tax (benefit)	(1,632)	51	(1,581)
Net loss	(5,623)	207	(5,416)
Net loss attributable to the stockholders	$(5,499)	$207	$(5,292)

The effects of the correction of these errors on the Stanadyne condensed consolidated balance sheet as of March 31, 2011 follow:

	As Previously Reported	Revisions	As Revised
Deferred income taxes	$21,997	$51	$22,048
Other non-current liabilities	42,949	(258)	42,691
Total liabilities	296,195	(207)	295,988
Accumulated deficit	(5,702)	207	(5,495)
Total stockholders’ (deficit)	78,031	207	78,238

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

The effects of the correction of these errors on the Stanadyne condensed consolidated statement of operations for the three month period ended March 31, 2011 follow:

	As Previously Reported	Revisions	As Revised
Cost of goods sold	$45,782	$(94)	$45,688
Gross profit	13,055	94	13,149
Selling, general and administrative expenses	11,425	(164)	11,261
Operating income	706	258	964
Loss from operations before income tax (benefit)	(4,173)	258	(3,915)
Income tax (benefit)	(832)	51	(771)
Net loss	(3,351)	207	(3,144)
Net loss attributable to the stockholders	$(3,227)	207	$(3,020)

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the results of operations and financial condition of Holdings and its subsidiaries, which are materially the same as the results of operations and financial condition of Stanadyne and its subsidiaries. Therefore, the discussions provided are applicable to both Holdings and Stanadyne except where otherwise noted.

We are a leading designer and manufacturer of highly-engineered, precision manufactured engine components. We manufacture our own proprietary products including fuel pumps for diesel and gasoline engines, injectors and filtration systems for diesel engines, and various non-proprietary products manufactured under contract for other companies.

Our business during the first six months of 2011 continued to reflect strong customer demand for our diesel fuel system products used in the agriculture, construction and industrial equipment markets. We completed most of the U.S. plant consolidation activity during the second quarter, essentially removing all manufacturing from our Windsor, Connecticut location. Production in our North Carolina factories stabilized during the second quarter, following the relocation of equipment from Connecticut late last year and early in 2011. Manufacturing output is increasing, although inefficiencies related to the relocation limited component production and constrained sales to both our OEM and service customers. Our new expanded facilities in China and India have begun to produce diesel fuel equipment as planned for both the local markets and export back to our factories in the U.S.

Sales by Category

(dollars in millions)

	OEM Sales	%	Service Sales	%	Total Sales	%
Six months ended June 30, 2010	$64.2	53.9	$54.9	46.1	$119.1	100.0
Six months ended June 30, 2011	66.0	54.8	54.4	45.2	120.4	100.0

Change	$1.8	2.8	$(0.5)	(0.9)	$1.3	1.1

Sales for the first six months of 2011 totaled $120.4 million, reflecting an increase of $1.3 million or 1.1% when compared to sales for the first six months of 2010. Customer demand has been higher in 2011 from all of our OEM and service customers, with two notable exceptions: $2.8 million lower sales to General Engine Products, Inc. (“GEP”) due to declining demand for our fuel pumps used in the High Mobility Multi-Wheeled Vehicles (“HMMWV’s”) used by the military and $7.6 million lower sales of our gasoline direct injection pumps to Daimler-Benz (“Daimler”) resulting from the completion of the supply contract late last year.

Operating income in the second quarter of 2011 increased to $4.3 million and 7.0% of sales, representing an increase of $3.6 million from the $0.7 million operating income in the first quarter. Operating income in the first six months of 2011 of $5.2 million was $6.6 million less than the $11.8 million operating income for the first six months of 2010 due primarily to added costs and inefficiencies in 2011 related to the realignment of the Company’s global manufacturing capacity and the impact it had on our U.S. manufacturing activities.

In addition to the costs incurred to consolidate our manufacturing operations, the reorganization activity had a significant impact on our manufacturing efficiencies in the first six months of 2011, resulting in significantly higher costs for labor, overtime, scrap, supplies, and transportation of materials. In addition, the Company incurred $0.6 million during the first six months of 2011 for continued start-up costs including equipment relocation, training and salaries related to the expanded operations in our Changshu, China and Chennai, India locations. We are fully operational in both of those locations at the end of the second quarter and will complete relocation of additional manufacturing capacity from the U.S. to China and India as necessary. We have repositioned our manufacturing base to capitalize on growing business opportunities around the world.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Liquidity remained sufficient in the second quarter of 2011, with cash on hand as of June 30, 2011 totaling $1.4 million and availability under the U.S.-based revolving credit facility of $18.9 million, after reflecting $5.9 million of borrowings and $5.3 million used for standby letters of credit. Although the Company believes that it will be able to meet its funding requirements over the next year, including budgeted capital expenditures and future interest payments, our financial position, results of operations and cash flows have been and may continue to be adversely affected by our reorganization activities, slower economic activity, volatility in the worldwide capital, credit and commodities markets, concerns about inflation and deflation, lower corporate profits and increased capital spending.

Basis of Presentation

The following table displays unaudited information for the three and six months ended June 30, 2011 and 2010 for Holdings and Stanadyne. Amounts are presented in thousands of dollars and as a percentage of net sales. Historical results and percentage relationships are not necessarily indicative of the results that may be expected for any future period.

	Holdings
	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010		Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	$	%	$	%	$	%	$	%
Net sales	61,599	100.0	63,843	100.0	120,436	100.0	119,072	100.0
Cost of goods sold	45,837	74.4	44,151	69.2	91,525	76.0	83,142	69.8
Gross profit	15,762	25.6	19,692	30.8	28,911	24.0	35,930	30.2
SG&A	10,548	17.1	12,461	19.5	21,825	18.1	22,178	18.6
Amortization of intangibles	736	1.2	812	1.3	1,472	1.2	1,624	1.4
Management fees	187	0.3	187	0.3	375	0.3	375	0.3
Operating income	4,291	7.0	6,232	9.8	5,239	4.4	11,753	9.9
Net loss attributable to Holdings	(872)	(1.4)	(1,604)	(2.5)	(6,164)	(5.1)	(3,697)	(3.1)

	Stanadyne
	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010		Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	$	%	$	%	$	%	$	%
Net sales	61,599	100.0	63,843	100.0	120,436	100.0	119,072	100.0
Cost of goods sold	45,837	74.4	44,151	69.2	91,525	76.0	83,142	69.8
Gross profit	15,762	25.6	19,692	30.8	28,911	24.0	35,930	30.2
SG&A	10,534	17.1	12,447	19.5	21,795	18.1	22,148	18.6
Amortization of intangibles	736	1.2	812	1.3	1,472	1.2	1,624	1.4
Management fees	187	0.3	187	0.3	375	0.3	375	0.3
Operating income	4,305	7.0	6,246	9.8	5,269	4.4	11,783	9.9
Net (loss) income attributable to Stanadyne	(898)	(1.4)	697	1.1	(3,918)	(3.3)	902	0.8

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Comparison of Results of Operations

The Three Months Ended June 30, 2011 for Holdings and Stanadyne Compared to

The Three Months Ended June 30, 2010 for Holdings and Stanadyne

Net Sales. Sales in the second quarter of 2011 totaled $61.6 million and were $2.2 million or 3.5% less than sales of $63.8 million in the second quarter of 2010. Sales in the second quarter of 2011 were constrained by production difficulties in our U.S. factories related to the relocation of manufacturing operations from our Connecticut to North Carolina plants. Despite these limitations, sales to all of our customers were generally higher in the second quarter of 2011 when compared to the same period last year, with only a few exceptions noted below.

Sales to OEM customers totaled $34.3 million and represented 55.7% of our second quarter 2011 revenues as compared to $35.0 million and 54.9% of our second quarter 2010 revenues. Sales to most OEM customers including Deere and Company (“Deere”), Ford Motor Company (“Ford”), IVECO S.p.A. (“IVECO”) and Lombardini SRL (“Lombardini”) increased in the second quarter of 2011 when compared to the second quarter of 2010. Two notable exceptions to the higher second quarter sales were an $0.8 million decrease in sales to GEP due to declining demand for fuel pumps used on the HMMWV for the U.S. military, and a $6.0 million decrease in sales to Daimler due to the late-2010 completion of the contract for supply of gasoline direct injection pumps.

Sales to the service markets in the second quarter of 2011 totaled $27.3 million and 44.3% of total revenue as compared to $28.8 million and 45.1% of our second quarter 2010 revenue. This $1.5 million reduction in second quarter service sales was due primarily to $1.3 million lower sales to our independent distribution network and was related to production constraints in our U.S. factories.

Cost of Goods Sold and Gross Profit. Gross profit decreased to $15.8 million and 25.6% of net sales in the second quarter of 2011 from $19.7 million and 30.8% of net sales in the second quarter of 2010. While gross profit in the second quarter of 2011 was lower than the same period in 2010 due to lower sales in both the OEM and service markets, most of the $3.9 million reduction in second quarter gross profit was due to manufacturing inefficiencies in our U.S. operations caused by the large-scale equipment relocation in late 2010 from the Windsor, Connecticut plant to the North Carolina manufacturing plants, resulting in $2.8 million in additional costs. Additionally, factory overhead costs increased $0.9 million in the second quarter of 2011 when compared to the same period last year due primarily to $0.7 million of added overhead in support of higher production levels in our international locations. Partially offsetting these increases to cost of goods sold was $0.4 million less employee severance cost related to the completion bonus to be paid to Windsor Connecticut employees that are terminated as a result of the consolidation of U.S. manufacturing operations as well as $0.6 million lower depreciation expense due to certain assets identified as no longer being used being depreciated to net realizable value during 2010 and, to a lesser extent, certain equipment acquired in 2004 becoming fully depreciated.

Selling, General and Administrative Expenses (“SG&A”). SG&A decreased by $1.9 million to $10.5 million and 17.1% of sales in the second quarter of 2011 from $12.4 million and 19.5% of sales in the second quarter of 2010. Unrealized gains on foreign denominated debt in our international subsidiaries were $0.6 million more in the second quarter of 2011 as compared to the second quarter of 2010, primarily due to the weaker dollar relative to the euro and Indian rupee. Professional fees were $1.1 million less in the second quarter year-to-year comparison due primarily to the high costs incurred in 2010 for the restatement of the Company’s consolidated financial statements as of and for the years then ended December 31, 2007 and 2008. Costs increased by $0.1 million for salaries and benefits in the second quarter of 2011 primarily due to added engineering development of the Company’s high pressure gasoline and diesel common rail fuel systems. Customer funding for these development programs was $0.5 million greater in the second quarter of 2011 than the same period in 2010. Costs associated with the consolidation of our U.S. manufacturing operations totaled $0.4 million less in the second quarter of 2011 as compared to the second quarter of 2010. These costs reflected the amounts paid for equipment relocation, training and salaries related to management of the reorganization process. Most of this consolidation activity was concluded in the second quarter of 2011. Costs for freight on sales to customers were $0.7 million higher in the second quarter of 2011 when compared to the same period in 2010 due to premium transportation costs for late shipments from our factories.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Amortization of Intangible Assets. Amortization of intangible assets totaled $0.7 million in the second quarter of 2011 and was $0.1 million less than the second quarter of 2010 due to certain intangible assets becoming fully amortized during 2010.

Management fees. The Company incurred management fees of $0.2 million in the second quarter of 2011 and 2010 payable to Kohlberg & Company L.L.C. for management services provided.

Operating Income. Operating income for the second quarter of 2011 totaled $4.3 million and 7.0% of net sales as compared to operating income of $6.2 million and 9.8% of net sales in the second quarter of 2010. This $1.9 million decrease in operating income resulted from $3.9 million lower gross profit driven primarily by inefficiencies in our U.S. operations, partially offset by $1.9 million decrease in our SG&A costs.

Income tax expense (benefit). Income tax expense for Stanadyne in the second quarter of 2011 totaled $0.2 million and (29.8)% of pre-tax loss versus income tax expense of $1.3 million and 82.7% of pre-tax income in the second quarter of 2010. The effective income tax rates differ from the amount computed by applying the U.S. statutory rate of 35% to pre-tax (loss) income in 2011 and 2010 primarily because income tax provisions incurred in jurisdictions where Stanadyne generated losses and income, respectively, before income taxes were, due to valuation allowances, not significantly offset by income tax expenses and benefits, respectively, in jurisdictions where Stanadyne incurred income and losses, respectively, before income taxes.

Income tax benefits for Holdings in the second quarter of 2011 totaled $2.9 million and 75.6% of pre-tax loss versus an income tax expense of $0.5 million and 36.6% of pre-tax loss in the second quarter of 2010. The effective income tax rates differ from the amount computed by applying the U.S. statutory rate of 35% to the pre-tax loss in 2011 and 2010 primarily because income tax provisions incurred in jurisdictions where Holdings generated losses before income taxes which were, due to valuation allowances, not significantly offset by income tax expenses and benefits, respectively, in jurisdictions where Holdings incurred income and losses, respectively, before income taxes. Further, a percentage of Holdings interest expense is not deductible for income tax purposes.

Net Income (Loss). Net loss for Stanadyne in the second quarter of 2011 totaled $0.9 million and 1.4% of net sales versus net income of $0.7 million and 1.1% of net sales in the second quarter of 2010. The $1.6 million decrease in net income was due to a $1.9 million decrease in operating income, a $0.4 million increase in interest expense, a $0.4 million decrease in net loss attributable to the non-controlling interest, partially offset by a $1.1 million decrease in income tax expense on lower earnings.

Net loss for Holdings in the second quarter of 2011 also totaled $0.9 million, reflecting to $3.1 million of additional interest expense on the Discount Notes offset by $3.1 million of additional income tax benefits.

The Six Months Ended June 30, 2011 for Holdings and Stanadyne Compared to

The Six Months Ended June 30, 2010 for Holdings and Stanadyne

Net Sales. Net sales for the six months ended June 30, 2011 totaled $120.4 million and were $1.3 million or 1.1% more than sales of $119.1 million for the comparable period in 2010. Sales to all of our customers, with only a few exceptions, were higher in the first six months of 2011 when compared to the same period last year. This trend was most apparent with our OEM customers where sales increased by $1.9 million or 3.0%. Sales to the service markets for the first six months of 2011 were relatively unchanged, reflecting a decrease of only $0.5 million or 1.0% from sales for the first six months of 2010. Sales in the first six months of 2011 were constrained by production difficulties in our U.S. factories related to the relocation of manufacturing operations from our Connecticut to North Carolina plants.

Sales to OEM customers totaled $66.0 million and represented 54.8% of total revenues for the first six months of 2011 as compared to $64.1 million and 53.9% of revenues for the same period in 2010. Continued strength in end market demand for our products used by Deere in the agriculture and construction businesses was reflected in $3.7 million higher sales in the first six months of 2011. Sales to other OEM customers including Ford, IVECO, Lombardini, J C Bamford Excavators Ltd. and Caterpillar were collectively $8.3 million higher in the first six months of 2011 as compared to the same period a year ago. There were two exceptions to the generally higher

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

levels of OEM sales in the first six months of 2011. First, the late 2010 completion of the contract to supply our high pressure gasoline pump to Daimler resulted in $7.6 million lower sales in 2011 when compared to the first six months of 2010. Second, declining demand for fuel pumps used on the HMMWV used by the U.S. military resulted in $2.8 million lower sales to GEP in the first six months of 2011.

Sales to the service markets in the first six months of 2011 totaled $54.4 million and 45.2% of total revenue as compared to $54.9 million and 46.1% of revenue for the same period in 2010. Service demand in the first six months of 2011 remained strong although production difficulties in our U.S. plants limited the supply of components to the service markets.

Sales in the first six months of 2011, when compared to the same period a year ago, reflected increases in our diesel fuel pump and filter product lines, that were partially offset by decreased sales of high pressure gasoline pumps, diesel fuel injectors, and Precision Components and Assembly (“PCA”) products.

Cost of Goods Sold and Gross Profit. Gross profit decreased to $28.9 million and 24.0% of net sales in the first six months of 2011, from $35.9 million and 30.2% of net sales for the same period in 2010. This $7.0 million decrease in the first six months’ gross profit was due primarily to manufacturing inefficiencies in our U.S. operations caused by the large-scale equipment relocation in late 2010 from the Windsor, Connecticut plant to the North Carolina manufacturing plants, resulting in $6.2 million in additional costs. Inefficiencies were greater in the first quarter of 2011 than in the second quarter of 2011. Factory overhead costs increased $3.8 million in the first six months of 2011 when compared to the same period last year reflecting $1.5 million of added overhead in support of higher production levels in our international locations and additional supply costs in our U.S. plants to accommodate the equipment moved from our Connecticut to North Carolina locations, as well as higher wage and other benefits that were reduced during the business downturn in 2009 and not restored until May, 2010. These higher costs were partially offset by $0.7 million added gross profit from higher sales volumes in both the OEM and service markets. Employee severance cost accrued in the first six months of 2011 (related to the completion bonus to be paid to Windsor Connecticut employees terminated as a result of the consolidation of U.S. manufacturing operations) was $0.8 million less when compared to the same period a year ago. Depreciation expense was $1.4 million less in the first six months of 2011 when compared to the same period a year ago primarily due to accelerated depreciation in 2010 for certain assets identified as no longer being used and, to a lesser extent, certain equipment acquired in 2004 becoming fully depreciated.

Selling, General and Administrative Expenses (“SG&A”). SG&A decreased by $0.4 million to $21.8 million and 18.1% of net sales in the first six months of 2011 from $22.2 million and 18.6% for the same period in 2010. Unrealized gains on foreign denominated debt in our international subsidiaries were $1.2 million more in the first six months of 2011 as compared to the first six months of 2010, primarily due to the weaker dollar relative to the euro and Indian rupee. Professional fees were $1.1 million less in the first six months year-to-year comparison, due primarily to the high costs incurred in 2010 for the restatement of the Company’s consolidated financial statements as of and for the years then ended December 31, 2007 and 2008. Costs increased by $0.6 million for salaries and benefits in the first six months of 2011 primarily due to added engineering development of the Company’s high pressure gasoline and diesel common rail fuel systems. Most of this added engineering cost was offset by customer funding for these development programs in the first six months of 2011. Costs for freight on sales to customers were also $1.3 million higher in the first six months of 2011 when compared to the same prior year period due to premium transportation costs for late shipments from our factories. Costs associated with the consolidation of our U.S. manufacturing operations totaled $0.6 million more in the first half of 2011 as compared to the first half of 2010 reflecting the amounts paid for equipment relocation, training and salaries related to management of the reorganization process. Costs associated with the expansion of our operations in China totaled approximately $0.2 million more in the first half of 2011 as compared to the first half of 2010.

Amortization of Intangible Assets. Amortization of intangible assets totaled $1.5 million through the first six months of 2011 and was $0.1 million less in the first half of 2010 due to certain intangible assets becoming fully amortized during 2010.

Management fees. The Company incurred management fees of $0.4 million in the first six months of 2011 and 2010 payable to Kohlberg & Company L.L.C. for management services provided.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Operating Income. Operating income for the first six months of 2011 totaled $5.3 million and 4.4% of net sales as compared to operating income of $11.8 million and 9.9% of net sales in the first six months of 2010. This $6.5 million decrease in operating income resulted from $7.0 million lower gross profit driven primarily by inefficiencies in our U.S. operations, partially offset by a $0.4 million decrease in our SG&A costs and $0.1 million lower amortization expense.

Operating income for Holdings for the first six months of 2011 totaled $5.2 million reflecting less than $0.1 million additional selling, general and administrative expenses.

Income tax expense (benefit). Income tax benefits for Stanadyne in the first six months of 2011 totaled $0.6 million and 11.9% of pre-tax loss versus an income tax expense of $2.5 million and 91.0% of pre-tax income in the first six months of 2010. The effective income tax rates differ from the amount computed by applying the U.S. statutory rate of 35% to pre-tax (loss) income in 2011 and 2010 primarily because income tax provisions incurred in jurisdictions where Stanadyne generated losses and income, respectively, before income taxes which were, due to valuation allowances, not significantly offset by income tax expenses and benefits, respectively, in jurisdictions where Stanadyne incurred income and losses, respectively, before income taxes.

Income tax benefits for Holdings in the first six months of 2011 totaled $4.5 million and 41.3% of pre-tax loss versus an income tax expense of $0.9 million and (26.0)% of pre-tax loss in the first six months of 2010. The effective income tax rates differ from the amount computed by applying the U.S. statutory rate of 35% to the pre-tax loss in 2011 and 2010 primarily because income tax provisions incurred in jurisdictions where Holdings generated losses before income taxes which were, due to valuation allowances, not significantly offset by income tax expenses and benefits, respectively, in jurisdictions where Holdings incurred income and losses, respectively, before income taxes. Further, a percentage of Holdings interest expense is not deductible for income tax purposes.

Net (Loss) Income. Net loss for Stanadyne in the first six months of 2011 totaled $3.9 million and 3.3% of net sales versus net income of $0.9 million and 0.8% of net sales in the first six months of 2010. The $4.8 million decrease in net income was due to a $6.5 million decrease in operating income, a $0.8 million increase in interest expense, a $0.5 million decrease in net loss attributable to the non-controlling interest, offset by a $3.0 million decrease in income tax expense on lower earnings.

Net loss for Holdings in the first six months of 2011 totaled $6.2 million reflecting $2.3 million more than the net loss reported for Stanadyne due to $6.1 million of additional interest expense on the Discount Notes, partially offset by $3.9 million of additional income tax benefits. Net loss for Holdings in the first six months of 2010 totaled $3.7 million and was $4.6 million more than the net loss reported for Stanadyne due to $6.1 million in additional interest expense on the Discount Notes, partially offset by $1.6 million of income tax benefits.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents on hand, which totaled $1.4 million on June 30, 2011, and cash flows from operations, supplemented as needed by our short term financing arrangements described below. Cash equivalents as of June 30, 2011 consisted of commercial paper and certificates of deposit. Our revolving credit agreement with Wells Fargo Capital Finance, LLC (“U.S. Revolver”) provides for borrowings of up to $30 million, based on Availability, as defined, and is secured by all Stanadyne and SIHC U.S.-based assets, as well as a pledge of 65% of Stanadyne’s stock in SpA, SAPL, and SCC. There was $5.9 million outstanding under the U.S. Revolver as of June 30, 2011. As of June 30, 2011, the U.S. Revolver had availability of $18.9 million, after reflecting $5.9 million of borrowings and $5.2 million used for standby letters of credit and other limitations related to available inventory and accounts receivable.

Financing Arrangements

Indebtedness for Stanadyne as of June 30, 2011 totaled $184.4 million and was comprised of $160.0 million of Notes, $5.9 million of borrowings under the U.S. Revolver, $10.6 million in foreign overdraft and revolving credit facilities, $1.4 million of SAPL debentures and $6.5 million in foreign term loans. The U.S. Revolver is subject to a fixed charge coverage ratio covenant test if availability is less than $4.0 million, and certain other affirmative and negative covenants common to an asset-backed loan agreement. The U.S. Revolver also limits the amount of dividends and other payments that can be made by Stanadyne. Further, the Company is required to provide annual audited financial statements to the bank within 105 days of year end.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Indebtedness for Holdings as of June 30, 2011 totaled $284.4 million comprised of the same debt balances for Stanadyne, plus an additional $100.0 million of Discount Notes. The Discount Notes accreted to their full face value in August 2009 and carry a 12% coupon that is payable semi-annually in February and August. The payments are made by Holdings via dividends paid by Stanadyne. These dividends must be in compliance with the terms of the U.S. Revolver and the indenture governing the Notes.

Our financial position, results of operations and cash flows have been and may continue to be adversely affected by our reorganization activities, concerns about inflation, lower corporate profits and increased capital spending, the global recession, and significant volatility in the worldwide capital, credit and commodities markets. Holdings incurred net losses in each of the last two years and the first six months of 2011 and negative cash flows from operations in 2010 and the first six months of 2011. Stanadyne incurred a net loss in 2009 and the first six months of 2011. Holdings and Stanadyne are both highly leveraged with total debt of $284.4 million and $184.4 million, respectively, outstanding at June 30, 2011. The Company believes that the combination of cash and cash equivalents on hand, availability under the U.S. Revolver, and expected cash flows from operations in the remainder of 2011 will provide sufficient liquidity over the next 12 months to meet its obligations. However, the factors described above create potential uncertainty, and we will continually monitor our revenues and operating cash flows against expectations. In the event the Company is unable to generate sufficient operating cash flows, we may need to reduce headcount, reduce other spending, reduce or delay capital investments and product development, incur more indebtedness, restructure existing indebtedness, or raise additional equity capital, or a combination of these items, which may have a further negative impact on our business, results of operations, and cash flows. There can be no assurances that such additional indebtedness will be available on favorable terms or at all. In addition, our current debt agreements limit our ability to incur additional indebtedness, so our ability to borrow additional money may be limited by our debt holders or by conditions in the credit markets.

Cash Flows from Operating Activities. Stanadyne’s cash flows from operating activities consumed $13.8 million in cash during the first six months ended June 30, 2011 as compared to $7.0 million cash generated during the same period of 2010. Decreased operating profit and higher cash requirements for working capital accounts led to the consumption of $20.8 million more cash in the first six months of 2011 versus the comparable period in 2010.

Changes in asset and liability accounts, primarily working capital accounts, consumed $14.3 million more cash in the first six months of 2011 versus the same period in the prior year. The significant changes to our working capital accounts were as follows:

•

Negative cash flows from changes in accounts receivable required $1.3 million less cash in the first six months of 2011 when compared to the first six months of 2010. Although sales in the first six months of 2011 were higher than the same period in 2010, customer receivables did not increase proportionately primarily because of Stanadyne’s careful management of customer credit and collections.

•

Negative cash flows from changes in inventory levels required $2.5 million more cash in the first six months of 2011 as compared to the first six months of 2010. As our business activity recovered from the recessionary levels in 2009, inventory increased in the first six months of 2010, resulting in $5.8 million of negative cash flow. Inventory increased in the first six months of 2011 resulting in $8.3 million of negative cash flow, primarily related to the consolidation of our North American operations. This process required temporary increases in inventory in order to meet customer delivery schedules while we moved equipment to different locations and established new sources for some parts from our external supply base. While most of these transition inventories began to decrease in the second quarter of 2011, we also experienced increases in work-in-process inventories during the first six months of 2011 due to difficulties adapting our materials planning and scheduling systems to the new consolidated manufacturing organization. Increased business activity in our international operations during the first six months of 2011 resulted in $2.2 million negative cash flows to support higher inventory levels. Inventory turnover for Stanadyne for the first six months of 2011 was only 5.6x as compared to 6.6x for the first six months of 2010.

•

Positive cash flows from increases in accounts payable balances were $5.6 million less in the first six months of 2011 than the same period in 2010. Accounts payable balances increased proportionately with the higher levels of business in the first six months of 2010 and 2011. Accounts payable balances in 2011 also reflected a higher content of purchased materials resulting from the outsourcing of components previously manufactured in our Windsor, Connecticut facility.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

•

Negative cash flows from changes in all other asset and liability accounts consumed $7.4 million more cash in the first six months of 2011 than in the comparable period of 2010. This difference was due primarily to lower accruals for income taxes and pension expense as well as differences in timing of disbursements between the two periods, including the $3.1 million disbursement of performance bonus payments in the first six months of 2011 with no comparable payments in the first six months of 2010.

Cash flows from operating activities for Holdings in the first six months of 2011 were $6.0 million less than the amount reported for Stanadyne primarily due to $6.0 million of interest payments made for the Discount Notes in the first six months of 2011.

Cash Flows from Investing Activities. Cash flows from investing activities for the first six months of 2011 totaled $2.8 million for capital expenditures and were $5.9 million less than $8.7 million in capital expenditures in the first six months of 2010. The lower level of capital expenditures in 2011 was primarily due to $5.1 million less in capital expenditures for equipment and leasehold improvements related to the expansion of our manufacturing operations in India during 2010. The expanded operations in India support the manufacture of diesel fuel pumps for local customers and components for our assembly plants in the U.S. The balance of the capital expenditures in the first six months of 2011 reflected necessary investments in equipment to support our global operations in the U.S., China, and Italy.

Cash Flows from Financing Activities. Stanadyne’s cash flows from financing activities in the first six months of 2011 provided $2.4 million in cash compared to $2.2 million of cash consumed by financing activities in the first six months of 2010.

Cash flows from financing activities in our U.S. operations in the first six months of 2011 included $5.9 million of cash proceeds from the U.S. Revolver and $6.0 million of dividends paid by Stanadyne.

Cash flows from financing activities in SAPL during the first six months of 2011 included net cash proceeds of $3.1 million from term loans and overdraft facilities. Cash flows from financing activities in SpA included net cash proceeds of $0.2 million in overdraft borrowings to finance working capital requirements and payments of capital lease obligations totaling $0.2 million. Cash flows from financing activities in SCC included $0.1 million in term loan repayments.

Cash flows from financing activities for Holdings in the first six months of 2011 included the amounts reported for Stanadyne less the dividends Stanadyne paid. Cash flows from financing activities for Holdings in the first six months of 2010 included the amounts reported for Stanadyne less the dividends Stanadyne paid, as well as $0.1 million for the repurchase of common stock from former employees.

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

Higher returns on invested Pension Plan assets in 2010 helped increase the value to $78.5 million at December 31, 2010 from $69.2 million at December 31, 2009. The Company contributed $2.1 million to the Pension Plan during the first six months of 2011 and expects the minimum required contributions to the Pension Plan to total approximately $6.0 million in 2011. The Company contributed $1.5 million to the Pension Plan in the first six months of 2010 and $5.3 million for the full year of 2010.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

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

There have been no material changes in market risks from those disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

ITEM 4:	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Holdings

As of June 30, 2011, an evaluation of the effectiveness of the design and operation of Holdings’ disclosure controls and procedures was conducted by management under the supervision and with the participation of the President and Chief Financial Officer of Holdings. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and including that such information is accumulated and communicated to management, including the President and Chief Financial Officer of Holdings, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation and the identification of the material weaknesses in internal control over financial reporting described below, the President and Chief Financial Officer of Holdings have concluded that, as of June 30, 2011, Holdings’ disclosure controls and procedures were not effective.

In light of the material weaknesses described below, Holdings performed additional analyses and other procedures to ensure that Holdings’ condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles and accurately reflect the results for the three and six months ended June 30, 2011. As a result, notwithstanding the material weaknesses discussed below, management concluded that the condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects Holdings’ financial position, results of operations and cash flows for the six months ended June 30, 2011.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Holdings’ annual or interim financial statements will not be prevented or detected on a timely basis.

Holdings did not maintain effective controls to ensure completeness, existence, valuation and appropriate presentation and disclosure over certain accounts described below, which led to the misstatement of its financial statements and related financial disclosures for the years ended December 31, 2008 and 2007 and for the first three quarters of 2009 and 2008 and to the revision to its condensed consolidated balance sheet as of March 31, 2011 and statements of operations for the three months ended March 31, 2011 and to the revision to its condensed consolidated balance sheet as of March 31, 2010 and statements of cash flows for the three months ended March 31, 2010, as further described below.

•

Management has concluded that (a) Holdings lacks sufficient accounting professionals with necessary knowledge, experience and training to adequately account for and perform adequate supervisory reviews of certain significant and primarily non-routine transactions and technical accounting matters and (b) Holdings lacks adequate controls regarding training in the relevant accounting guidance, review, and documentation of certain complex, and primarily non-routine accounting transactions and review of required accounting disclosures. Collectively, these factors resulted in the misapplication of accounting principles and related adjustments and revisions primarily impacting several accounts including cost of goods sold, selling, general, and administrative expenses, interest expense, and income taxes as reported on our consolidated statements of operations, and condensed consolidated statements of operations, as well as inventories, pension liabilities, deferred debt origination costs, certain components of other comprehensive income, goodwill and deferred income taxes as reported on our consolidated balance sheets and condensed consolidated balance sheets, and an adjustment to the consolidated financial statements for the three months ended December 31, 2010. Because these control deficiencies could result in misstatements of the aforementioned accounts or other accounts not noted and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected, management has determined that these control deficiencies constitute a material weakness.

•

Management has concluded that (a) Holdings’ indirect subsidiary SAPL lacks adequate controls regarding the preparation and review of account activities related to capital expenditures and (b) Holdings lacks adequate controls regarding the monitoring of capital expenditure activity at SAPL. Collectively, these

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

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

Stanadyne

As of June 30, 2011, an evaluation of the effectiveness of the design and operation of Stanadyne’s disclosure controls and procedures was conducted by management under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Stanadyne. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and including that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Stanadyne, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation and the identification of the material weaknesses in internal control over financial reporting described below, the Chief Executive Officer and Chief Financial Officer of Stanadyne have concluded that, as of June 30, 2011, Stanadyne’s disclosure controls and procedures were not effective.

In light of the material weaknesses, Stanadyne performed additional analyses and other procedures to ensure that Stanadyne’s condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles and accurately reflect the results for the three and six months ended June 30, 2011. As a result, notwithstanding the material weaknesses discussed below, management concluded that the condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects Stanadyne’s financial position, results of operations and cash flows for the six months ended June 30, 2011.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Stanadyne’s annual or interim financial statements will not be prevented or detected on a timely basis.

Stanadyne did not maintain effective controls to ensure completeness, existence, valuation and appropriate presentation and disclosure over certain accounts described below, which led to the misstatement of its financial statements and related financial disclosures for the years ended December 31, 2008 and 2007 and for the first three quarters of 2009 and 2008 and to the revision to its condensed consolidated balance sheet as of March 31, 2011 and statements of operations for the three months ended March 31, 2011 and to the revision to its condensed consolidated balance sheet as of March 31, 2010 and statements of cash flows for the three months ended March 31, 2010, as further described below.

•

Management has concluded that (a) Stanadyne lacks sufficient accounting professionals with necessary knowledge, experience and training to adequately account for and perform adequate supervisory reviews of certain significant and primarily non-routine transactions and technical accounting matters and (b) Stanadyne lacks adequate controls regarding training in the relevant accounting guidance, review, and documentation of certain complex, and primarily non-routine accounting transactions and review of required accounting disclosures. Collectively, these factors resulted in the misapplication of accounting principles and related adjustments and revisions primarily impacting several accounts including cost of goods sold, selling, general and administrative expenses, interest expense, and income taxes as reported on our consolidated statements of operations and condensed consolidated statements of operations, as well as inventories, pension liabilities, deferred debt origination costs, certain components of other comprehensive income, goodwill and deferred income taxes as reported on our consolidated balance sheets and condensed consolidated balance sheets, and an adjustment to the consolidated financial statements for the three months ended December 31, 2010. Because these control deficiencies could result in misstatements of the aforementioned accounts or other accounts not noted and disclosures that would result in a material

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

misstatement of the consolidated financial statements that would not be prevented or detected, management has determined that these control deficiencies constitute a material weakness.

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

(b) Changes in internal control

Holdings and Stanadyne

There were changes in internal control over financial reporting that occurred during the second quarter that materially affected, or are reasonably likely to affect, Holdings’ internal control over financial reporting, specifically the vacancy of the Manager of Financial Reporting position as mentioned under the remediation status described below. However, the duties of that position were performed by other individuals during the second quarter of 2011.

There were changes in internal control over financial reporting that occurred during the second quarter that materially affected, or are reasonably likely to affect, Stanadyne’s internal control over financial reporting, specifically the vacancy of the Manager of Financial Reporting position as mentioned under the remediation status described below. However, the duties of that position were performed by other individuals during the second quarter of 2011.

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

We revised the condensed consolidated balance sheets and statements of cash flows as of March 31, 2010 and for the three months then ended within our Quarterly Report on Form 10-Q for the interim period ended June 30, 2010 in Note 12 in Item 1 for the SAPL errors in accounting for capital expenditures.

We revised the condensed consolidated balance sheets and statements of operations as of March 31, 2011 and for the three month period then ended within this Quarterly Report on Form 10-Q for the interim period ended June 30, 2011 for the pension expense errors described in Note 14 in Part I, Item 1.

Beginning in the fourth quarter of 2010, management designed and implemented remediation measures to address the material weaknesses described above to enhance the Company’s internal control over financial reporting, including the following:

•

Although we previously filled our Manager of Financial Reporting position with an accountant with the necessary knowledge, experience and expertise in U.S. GAAP with respect to significant non-routine transactions and technical accounting matters, that position is again vacant and the Company is actively recruiting for a replacement.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

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

Management believes that the changes in internal control described above in addition to other planned changes, including the hiring of a new Manager of Financial Reporting, will strengthen the Company’s internal control over financial reporting and will remediate the identified material weaknesses. As management continues to evaluate and work to enhance internal control over financial reporting, management may determine that the Company must take additional measures to address these control deficiencies or may determine that the Company needs to modify or otherwise adjust the remediation measures described above.

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

The discussion and analysis of our financial condition, results of operations and cash flows for the six months ended June 30, 2011 should be read in conjunction with the risk factors contained in Part I – Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 as well as the additional risk factors described below:

The Company’s restructuring activities have resulted in increased costs and temporary manufacturing inefficiencies.

The Company’s restructuring activities have contributed to temporary manufacturing inefficiencies and increased costs. These costs include outsourcing certain raw material processing at a premium, abnormally high labor and overtime costs, material usage inefficiencies and excessive scrap on production lines, and significant freight expediting and inspection costs. Restructuring activities could continue to cause manufacturing inefficiencies in the short term and adversely affect the gross profit and operating income of the Company.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 16, 2011, Holdings issued 37,500 shares of Holdings Common Stock for $0.47 cash per share to a former employee upon exercise of options. Holdings issued such shares in reliance upon the exemption from the registration requirements of the Securities Act of 1933 as amended, under Section 4(2) of the Securities Act.

In claiming the exemption under Section 4(2), Holdings relied in part on the following facts: (1) the offers and sales involved one former employee; (2) the employee had access to information regarding Holdings and Stanadyne; (3) the employee represented that he (a) had the requisite knowledge and experience in financial and business matters to evaluate the merits and risk of an investment in Holdings; (b) was able to bear the economic risk of an investment in Holdings; (c) acquired the shares for his own account in a transaction not involving any general solicitation or general advertising, and not with a view to the distribution thereof; and (4) a restrictive legend was placed on each certificate or other instrument evidencing the shares.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

ITEM 6:	EXHIBITS

31.1	Certification of President of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer and Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stanadyne Holdings, Inc.
(Registrant)

Date: August 15, 2011	/s/ Stephen S. Langin
Stephen S. Langin
Chief Financial Officer

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stanadyne Corporation
(Registrant)

Date: August 15, 2011	/s/ Stephen S. Langin
Stephen S. Langin
Vice President and Chief Financial Officer

EXHIBIT INDEX:

31.1	Certification of President of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer and Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T