Form 10-Q
period 2011-09-30
STANADYNE CORP; Stanadyne Holdings, Inc.
filed 2011-11-14
CIK 1053439, 1323274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares of the registrant’s common stock (only one class for each registrant) outstanding as of September 30, 2011:

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$1,492	$15,949
Accounts receivable, net of allowance for uncollectible accounts of $294 and $288 as of September 30, 2011 and December 31, 2010, respectively	38,729	32,777
Inventories, net	42,230	33,183
Prepaid expenses and other assets	1,424	4,272
Deferred income taxes	2,143	2,149

Total current assets	86,018	88,330
Property, plant and equipment, net	78,279	80,023
Goodwill	136,705	136,705
Intangible and other assets, net	73,245	77,014

Total assets	$374,247	$382,072

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$28,525	$23,611
Accrued liabilities	16,039	27,481
Current maturities of long-term debt	22,201	9,239
Current portion of capital lease obligations	502	384

Total current liabilities	67,267	60,715
Long-term debt, excluding current maturities	266,808	266,027
Deferred income taxes	4,901	8,533
Capital lease obligations, excluding current portion	1,310	1,334
Other non-current liabilities	38,787	43,100

Total liabilities	379,073	379,709

Commitments and contingencies
Redeemable non-controlling interest	794	794
Equity:
Stanadyne Holdings, Inc. stockholders’ equity:
Common stock, par value $.01, 150,000,000 authorized shares, 106,542,581 issued shares as of September 30, 2011, 106,505,081 issued shares as of December 31, 2010, 105,652,581 outstanding shares as of September 30, 2011, 105,615,081 shares outstanding as of December 31, 2010.	1,065	1,065
Additional paid-in capital	52,831	52,973
Accumulated other comprehensive loss	(7,588)	(8,178)
Accumulated deficit	(51,277)	(43,640)
Treasury stock, at cost, 890,000 shares as of September 30, 2011 and December 31, 2010	(651)	(651)

Total stockholders’ (deficit) equity	(5,620)	1,569

Total liabilities and stockholders’ equity	$374,247	$382,072

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2011	2010
Net sales	$65,060	$69,024
Cost of goods sold	46,915	48,398

Gross profit	18,145	20,626
Selling, general and administrative expenses	9,840	11,865
Amortization of intangible assets	768	778
Management fees	188	188

Operating income	7,349	7,795
Interest expense	7,869	7,776
Other income	—	(71)

(Loss) income from operations before income tax expense	(520)	90
Income tax expense	932	587

Net loss	(1,452)	(497)
Less: net (income) loss attributable to non-controlling interest	(21)	224

Net loss attributable to the stockholders of Stanadyne Holdings, Inc.	$(1,473)	$(273)

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2011	2010
Net sales	$185,496	$188,096
Cost of goods sold	138,440	131,540

Gross profit	47,056	56,556
Selling, general and administrative expenses	31,665	34,043
Amortization of intangible assets	2,240	2,402
Management fees	563	563

Operating income	12,588	19,548
Interest expense	23,929	23,010
Other income	(9)	(95)

Loss from operations before income tax (benefit) expense	(11,332)	(3,367)
Income tax (benefit) expense	(3,535)	1,486

Net loss	(7,797)	(4,853)
Less: net loss attributable to non-controlling interest	160	883

Net loss attributable to the stockholders of Stanadyne Holdings, Inc.	$(7,637)	$(3,970)

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(7,797)	$(4,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,441	11,460
Amortization of debt discount and deferred financing fees	1,332	1,271
Stock-based compensation expense	—	37
Deferred income taxes	(3,884)	(297)
Loss on disposal of property, plant and equipment	—	9
Changes in operating assets and liabilities	(22,374)	(18,776)

Net cash used in operating activities	(23,282)	(11,149)

Cash flows from investing activities:
Capital expenditures	(3,878)	(13,448)

Net cash used in investing activities	(3,878)	(13,448)

Cash flows from financing activities:
Proceeds from U.S. revolver, net	10,325	—
Proceeds from foreign overdraft facilities	1,899	2,148
Proceeds from foreign term loans	1,318	3,916
Payments on capital lease obligations	(346)	(600)
Proceeds from issuance of debt to non-controlling interest	—	1,627
Proceeds from investment by non-controlling interest	—	542
Purchase of treasury stock	—	(94)
Proceeds from exercise of stock options	18	—
Payments of debt issuance cost	(49)	(31)

Net cash provided by financing activities	13,165	7,508

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(13,995)	(17,089)
Effect of exchange rate changes on cash	(462)	327
Cash and cash equivalents at beginning of period	15,949	24,918

Cash and cash equivalents at end of period	$1,492	$8,156

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:

During the nine months ended September 30, 2011 and 2010, Stanadyne Corporation entered into capital leases for new equipment resulting in capital lease obligations of $320 and $147, respectively.

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

EQUITY (UNAUDITED)

(in thousands, except share and per share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Total Stockholders’	Non- controlling	Total
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity	Interest	Equity
December 31, 2009	106,505,081	$1,065	$54,285	$(5,957)	$(33,893)	690,000	$(557)	$14,943	$(906)	$14,037
Purchase of treasury stock, at cost						200,000	(94)	(94)		(94)
Stock-based compensation expense			19					19		19
Partner investment in SAPL									542	542
Activity attributable to redeemable non-controlling interest			(1,349)					(1,349)	578	(771)
Comprehensive income (loss):
Net loss					(2,093)			(2,093)	(239)	(2,332)
Foreign currency translation adjustment				(615)				(615)	25	(590)

March 31, 2010	106,505,081	1,065	52,955	(6,572)	(35,986)	890,000	(651)	10,811	—	10,811
Adjustment of the redeemable non-controlling interest to redemption value					(420)			(420)		(420)
Stock-based compensation expense			18					18		18
Comprehensive income (loss):
Net loss					(1,604)			(1,604)		(1,604)
Foreign currency translation adjustment				(466)				(466)		(466)

June 30, 2010	106,505,081	1,065	52,973	(7,038)	(38,010)	890,000	(651)	8,339	—	8,339
Adjustment of the redeemable non-controlling interest to redemption value					(224)			(224)		(224)
Stock-based compensation expense
Comprehensive income (loss):
Net loss					(273)			(273)		(273)
Foreign currency translation adjustment				287				287		287

September 30, 2010	106,505,081	$1,065	$52,973	$(6,751)	$(38,507)	890,000	$(651)	$8,129	$—	$8,129

December 31, 2010	106,505,081	$1,065	$52,973	$(8,178)	$(43,640)	890,000	$(651)	$1,569	$—	$1,569
Adjustment of the redeemable non-controlling interest to redemption value			(124)					(124)		(124)
Comprehensive income (loss):
Net loss					(5,292)			(5,292)		(5,292)
Foreign currency translation adjustment				361				361		361

March 31, 2011	106,505,081	1,065	52,849	(7,817)	(48,932)	890,000	(651)	(3,486)	—	(3,486)
Common stock issued	37,500	0	18					18		18
Adjustment of the redeemable non-controlling interest to redemption value			(57)					(57)		(57)
Comprehensive income (loss):
Net loss					(872)			(872)		(872)
Foreign currency translation adjustment				267				267		267

June 30, 2011	106,542,581	1,065	52,810	(7,550)	(49,804)	890,000	(651)	(4,130)	—	(4,130)
Common stock issued
Adjustment of the redeemable non-controlling interest to redemption value			21					21		21
Comprehensive income (loss):
Net loss					(1,473)			(1,473)		(1,473)
Foreign currency translation adjustment				(38)				(38)		(38)

September 30, 2011	106,542,581	$1,065	$52,831	$(7,588)	$(51,277)	890,000	$(651)	$(5,620)	$—	$(5,620)

See notes to consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$1,491	$15,948
Accounts receivable, net of allowance for uncollectible accounts of $294 as of September 30, 2011 and $288 as of December 31, 2010	38,729	32,777
Inventories, net	42,230	33,183
Prepaid expenses and other assets	1,421	4,272
Deferred income taxes	2,143	2,149

Total current assets	86,014	88,329
Property, plant and equipment, net	78,279	80,023
Goodwill	136,705	136,705
Intangible and other assets, net	72,368	75,941

Total assets	$373,366	$380,998

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$28,525	$23,611
Accrued liabilities	14,532	22,959
Current maturities of long-term debt	22,201	9,239
Current portion of capital lease obligations	502	384

Total current liabilities	65,760	56,193
Long-term debt, excluding current maturities	166,808	166,027
Deferred income taxes	21,756	22,803
Capital lease obligations, excluding current portion	1,310	1,334
Other non-current liabilities	38,787	43,100
Due to Stanadyne Holdings, Inc.	3,684	3,726

Total liabilities	298,105	293,183

Commitments and Contingencies
Redeemable non-controlling interest	794	794
Equity:
Stanadyne Corporation stockholder’s equity:
Common stock, par value $.01, authorized 10,000 shares, issued and outstanding 1,000 shares	—	—
Additional paid-in capital	85,514	97,674
Accumulated other comprehensive loss	(7,588)	(8,178)
Accumulated deficit	(3,459)	(2,475)

Total stockholder’s equity	74,467	87,021

Total liabilities and stockholder’s equity	$373,366	$380,998

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2011	2010
Net sales	$65,060	$69,024
Cost of goods sold	46,915	48,398

Gross profit	18,145	20,626
Selling, general and administrative expenses	9,825	11,869
Amortization of intangible assets	768	778
Management fees	188	188

Operating income	7,364	7,791
Interest expense	4,805	4,711
Other income	—	(71)

Income from operations before income tax (benefit) expense	2,559	3,151
Income tax (benefit) expense	(396)	1,380

Net income	2,955	1,771
Less: net (income) loss attributable to non-controlling interest	(21)	224

Net income attributable to the stockholder of Stanadyne Corporation	$2,934	$1,995

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2011	2010
Net sales	$185,496	$188,096
Cost of goods sold	138,440	131,540

Gross profit	47,056	56,556
Selling, general and administrative expenses	31,620	34,017
Amortization of intangible assets	2,240	2,402
Management fees	563	563

Operating income	12,633	19,574
Interest expense	14,734	13,814
Other income	(9)	(95)

(Loss) income from operations before income tax (benefit) expense	(2,092)	5,855
Income tax (benefit) expense	(948)	3,841

Net (loss) income	(1,144)	2,014
Less: net loss attributable to non-controlling interest	160	883

Net (loss) income attributable to the stockholder of Stanadyne Corporation	$(984)	$2,897

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(1,144)	$2,014
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,441	11,460
Amortization of debt discount and deferred financing fees	1,136	1,075
Deferred income taxes	(1,298)	(288)
Loss on disposal of property, plant and equipment	—	9
Changes in operating assets and liabilities	(19,399)	(13,513)

Net cash (used in) provided by operating activities	(11,264)	757

Cash flows from investing activities:
Capital expenditures	(3,878)	(13,448)

Net cash used in investing activities	(3,878)	(13,448)

Cash flows from financing activities:
Proceeds from U.S. revolver, net	10,325	—
Proceeds from foreign overdraft facilities	1,899	2,148
Proceeds from foreign term loans	1,318	3,916
Dividends paid	(12,000)	(12,000)
Payments on capital lease obligations	(346)	(600)
Proceeds from issuance of debt to non-controlling interest	—	1,627
Proceeds from investment by non-controlling interest	—	542
Payments of debt issuance costs	(49)	(31)

Net cash provided by (used in) financing activities	1,147	(4,398)

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(13,995)	(17,089)
Effect of exchange rate changes on cash	(462)	327
Cash and cash equivalents at beginning of period	15,948	24,917

Cash and cash equivalents at end of period	$1,491	$8,155

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:

During the nine months ended September 30, 2011 and 2010, Stanadyne Corporation entered into capital leases for new equipment resulting in capital lease obligations of $ 320 and $147, respectively.

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

EQUITY (UNAUDITED)

(in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
	Shares	Amount
December 31, 2009	1,000	$—	$105,000	$(5,957)	$4,238	$103,281	$(906)	$102,375
Partner investment in SAPL							542	542
Dividend paid			(1,557)		(4,443)	(6,000)		(6,000)
Activity attributable to redeemable non-controlling interest			(1,349)			(1,349)	578	(771)
Comprehensive income (loss):
Net loss					205	205	(239)	(34)
Foreign currency translation adjustment				(615)		(615)	25	(590)

March 31, 2010	1,000	—	102,094	(6,572)	—	95,522	—	95,522
Adjustment of the redeemable non-controlling interest to redemption value					(420)	(420)		(420)
Comprehensive income (loss):
Net income					697	697		697
Foreign currency translation adjustment				(466)		(466)		(466)

June 30, 2010	1,000	—	102,094	(7,038)	277	95,333	—	95,333
Dividend paid			(4,420)		(1,580)	(6,000)		(6,000)
Adjustment of the redeemable non-controlling interest to redemption value					(224)	(224)		(224)
Comprehensive income (loss):
Net income					1,995	1,995		1,995
Foreign currency translation adjustment				287		287		287

September 30, 2010	1,000	$—	$97,674	$(6,751)	$468	$91,391	$—	$91,391

December 31, 2010	1,000	$—	$97,674	$(8,178)	$(2,475)	$87,021	$—	$87,021
Dividend paid			(6,000)			(6,000)		(6,000)
Adjustment of the redeemable non-controlling interest to redemption value			(124)			(124)		(124)
Comprehensive income (loss):
Net loss					(3,020)	(3,020)		(3,020)
Foreign currency translation adjustment				361		361		361

March 31, 2011	1,000	—	91,550	(7,817)	(5,495)	78,238	—	78,238
Adjustment of the redeemable non-controlling interest to redemption value			(57)			(57)		(57)
Comprehensive income (loss):
Net loss					(898)	(898)		(898)
Foreign currency translation adjustment				267		267		267

June 30, 2011	1,000	—	91,493	(7,550)	(6,393)	77,550	—	77,550
Dividend paid			(6,000)			(6,000)		(6,000)
Adjustment of the redeemable non-controlling interest to redemption value			21			21		21
Comprehensive income (loss):
Net income					2,934	2,934		2,934
Foreign currency translation adjustment				(38)		(38)		(38)

September 30, 2011	1,000	$—	$85,514	$(7,588)	$(3,459)	$74,467	$—	$74,467

See notes to consolidated financial statements

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

Basis of Presentation. The condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals but subject to normal year-end adjustments) necessary for a fair statement for the periods presented. The Company’s quarterly results are subject to fluctuation and consequently the results of operations and cash flows for any quarter are not necessarily indicative of the results and cash flows for any future period. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. These notes to condensed consolidated financial statements apply to both Holdings and Stanadyne unless otherwise noted.

Income Tax Accounting. The Company has computed its provision for income taxes based on the actual tax rate for the three and nine month periods ended September 30, 2011 and 2010 by applying the discrete method, as the Company determined that small changes in estimated income would result in significant changes in the estimated annual effective tax rate and therefore applying an estimate of the annual effective tax rate would not provide a reliable estimate for interim reporting periods.

Risks and Uncertainties. Our financial position, results of operations and cash flows have been and may continue to be adversely affected by our reorganization activities, investments in future commercial programs, the global recession, significant volatility in the worldwide capital, credit and commodities markets, concerns about inflation, lower corporate profits and anticipated increased capital spending. Holdings incurred net losses in each of the last two years and the first nine months of 2011 and negative cash flows from operations in 2010 and the first nine months of 2011. Stanadyne incurred a net loss in 2009 and in the first nine months of 2011, and negative cash flows from operations in the first nine months of 2011. Holdings and Stanadyne are both highly leveraged with total debt of $289.0 million and $189.0 million, respectively, outstanding at September 30, 2011, which includes Holdings’ Senior Discount Notes of $100.0 million, Stanadyne’s Senior Subordinated Notes for $160.0 million, Stanadyne’s borrowings under the U.S. Revolver of $10.3 million, and foreign debt of $18.7 million. The U.S. Revolver is subject to a fixed charge coverage ratio covenant test if availability is less than $4.0 million, and certain other affirmative and negative covenants common to an asset-backed loan agreement. The Company believes that the

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

combination of cash and cash equivalents on hand, availability under the U.S. Revolver, and expected cash flows from operations and ongoing liquidity initiatives will provide sufficient liquidity over the next 12 months to meet its obligations. Those initiatives may include reducing headcount, reducing other spending, reducing or delaying capital investments and product development, incurring more indebtedness, restructuring existing indebtedness, or raising additional equity capital, or a combination of these items. There can be no assurances that such additional indebtedness will be available on favorable terms or at all. In addition, our current debt agreements limit our ability to incur additional indebtedness, so our ability to borrow additional money may be limited by our debt holders or by conditions in the credit markets. All of the factors described above create uncertainty, and we will continually monitor our revenues and operating cash flow against expectations.

(2)	Inventories

Components of inventories are as follows:

	As of September 30, 2011	As of December 31, 2010
Raw materials and purchased parts	$18,926	$12,577
Work-in-process	14,044	13,778
Finished goods	9,260	6,828

	$42,230	$33,183

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(3)	Intangible and Other Assets

Major components of intangible and other assets are listed below:

	Holdings
	As of September 30, 2011		As of December 31, 2010
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks / trade names	51,100	$—	$51,100	$—
Technology / patents	24,300	14,534	24,300	13,439
Customer contracts	15,252	10,910	15,252	9,767
Debt issuance costs	14,513	8,543	14,431	7,208
Other	2,141	74	2,420	75

	$107,306	$34,061	$107,503	$30,489

	Stanadyne
	As of September 30, 2011		As of December 31, 2010
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks / trade names	$51,100	$—	$51,100	$—
Technology / patents	24,300	14,534	24,300	13,439
Customer contracts	15,252	10,910	15,252	9,766
Debt issuance costs	12,158	7,065	12,076	5,927
Other	2,141	74	2,420	75

	$104,951	$32,583	$105,149	$29,207

Amortization expense of intangible assets for the Company, exclusive of the amortization of debt issuance costs, was $768 and $778 for the three months ended September 30, 2011 and 2010, respectively, and $2,240 and $2,402 for the nine months ended September 30, 2011 and 2010, respectively. Estimated annual amortization expense for the Company’s intangible assets is expected to be $2,944 in 2011, $2,816 in 2012, $2,816 in 2013, $2,202 in 2014 and $1,093 in 2015.

Amortization of debt discount and debt issuance costs is included as interest expense in the accompanying condensed consolidated statements of operations for Holdings of $427 in each of the three months ended September 30, 2011 and 2010, and $1,332 and $1,271 for the nine months ended September 30, 2011 and 2010, respectively. Amortization of debt issuance costs is included as interest expense in the accompanying condensed consolidated statements of operations for Stanadyne of $363 for both the three months ended September 30, 2011 and 2010, and $1,136 and $1,075 for the nine months ended September 30, 2011 and 2010, respectively.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(4)	Long-term Debt and Financing Arrangements

Long-term debt consisted of:

	Holdings		Stanadyne
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
U.S. Revolver	$10,325	$—	$10,325	$—
Senior Subordinated Notes	160,000	160,000	160,000	160,000
Holdings Senior Discount Notes	100,000	100,000	—	—
SAPL term debt, payable to India banks through 2015, bearing interest at rates ranging from 11.25% to 13.50%	7,278	5,457	7,278	5,457
SAPL Debentures	1,363	1,320	1,363	1,320
SAPL debt, payable to India banks through 2011, bearing interest at rates ranging from 11.50% to 14.50%	4,650	2,586	4,650	2,586
SCC debt, payable to Shanghai-Pudong Development Bank through 2011, bearing interest at rates from 6.12% to 7.54%	2,878	3,054	2,878	3,054
SpA debt, payable to Italian banks through 2011, bearing interest at rates ranging from 3.80% to 12.30%	2,515	2,849	2,515	2,849

	289,009	275,266	189,009	175,266
Less current maturities of long-term debt	22,201	9,239	22,201	9,239

Long-term debt, excluding current maturities	$266,808	$266,027	$166,808	$166,027

The fair values of SAPL’s term loans and the Company’s short-term borrowings approximated their recorded values at September 30, 2011 and December 31, 2010 based on similar borrowing agreements offered by other major institutional banks. The fair value of the Senior Subordinated Notes based on bid prices at September 30, 2011 and December 31, 2010 was $151,200 and $161,600, respectively. The fair value of Holdings’ Senior Discount Notes based on bid prices at September 30, 2011 and December 31, 2010 was $95,125 and $94,125, respectively.

On August 13, 2009, Stanadyne (as borrower) and SIHC (as guarantor) entered into a revolving credit agreement with Wells Fargo Foothill, LLC (“U.S. Revolver”). The U.S. Revolver provided for maximum borrowings of $30 million based on availability, as defined, and is secured by all Stanadyne and SIHC assets, as well as a pledge of 65% of Stanadyne’s stock in SpA, SAPL, and SCC. As noted below, the maximum borrowings were increased to $35 million in September 2011. The U.S. Revolver is comprised of a domestic inventory accounts receivable facility, a domestic fixed asset facility and a foreign accounts receivable sub-facility guaranteed by the Export-Import Bank of the United States. Interest on borrowings under the U.S. Revolver is at a Base Rate (as defined by the agreement) or three month LIBOR, plus an applicable margin ranging between 3.75% and 4.25%, depending on the level of excess availability (as noted below, the applicable margin was amended in March 2011 to a range of 1.25% to 1.75%) . Any borrowings under the U.S. Revolver become due and payable on August 13, 2013. Borrowings under the U.S. Revolver totaled $10.3 million at September 30, 2011. The U.S. Revolver is subject to a fixed charge coverage ratio covenant test if availability is less than $4.0 million, and certain other affirmative and negative covenants common to an asset-backed loan agreement. The U.S. Revolver also limits the amount of dividends and other payments that can be made by Stanadyne. Further, the Company is required to provide annual audited financial statements to the bank within 105 days of year end.

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

On March 25, 2011, Stanadyne, SIHC, and Wells Fargo Capital Finance, LLC amended the terms of the U.S. Revolver. The amended terms reduced the applicable margin by 2.50% for Base Rate borrowings and 1.50% for LIBOR based borrowings, increased the amount of eligible collateral for accounts receivable and inventory, increased the domestic fixed asset sub-facility to $6.0 million, increased the size of the EXIM sub-facility from $9.0 million to $10.0 million, and extended the term of the credit agreement (but not the EXIM sub-facility) to August 13, 2014. All other terms of the U.S Revolver (including total credit availability) and the EXIM sub-facility are materially unchanged from the prior agreements.

On September 26, 2011, Stanadyne, SIHC, and Wells Fargo Capital Finance, LLC amended the terms of the U.S. Revolver. The amended terms increase the maximum borrowings from $30 million to $35 million by increasing the size of the EXIM sub-facility guaranteed by the Export Import Bank from $10 million to $15 million. This amendment also clarified the definition of “Borrowing Base” as it relates to an “Inventory Block” or reserve against inventory that Wells Fargo may initiate against the Borrowing Base so that such reserve would not exceed $1.5 million. All other terms of the credit agreements are materially unchanged from the prior agreements, including the term of the Credit Agreement that expires August 13, 2014, with the EXIM guaranteed portion expiring August 13, 2013.

The Company expects to fund its operating cash requirements from existing cash balances, cash generated by operations, through additional borrowings, if needed, under its existing U.S. Revolver and foreign facilities or through additional debt arrangements as required.

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

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(5)	Pension Plans and Other Postretirement Health Care and Life Insurance Plans

The Company has a noncontributory defined benefit pension plan for eligible domestic employees and also has two nonqualified plans, which are designed to supplement the benefits payable to designated employees. The components of the net periodic pension expense for the periods shown are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest cost	$1,464	$1,501	$4,390	$4,503
Expected return on plan assets	(1,580)	(1,383)	(4,740)	(4,149)
Amortization of prior service costs	341	320	1,023	930

Net periodic pension expense	$225	$438	$673	$1,284

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

The Company contributed $1.2 million and $4.8 million to the pension plan during the three and nine months ended September 30, 2011 and expects the minimum required contributions to the pension plan to total approximately $6.0 million in 2011. The Company contributed $0.4 and $1.3 million to the pension plan during the three and nine months ended September 30, 2010 and $5.3 million for the full year of 2010.

Postretirement Health Care and Life Insurance

The Company’s domestic subsidiaries make available certain health care and life insurance benefits for eligible retired employees. The components of the net periodic benefit for the periods shown were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Service cost	$9	$10	$28	$32
Interest cost	34	27	103	123
Recognized net actuarial income	(190)	(224)	(570)	(620)

Net periodic postretirement benefit	$(147)	$(187)	$(439)	$(465)

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(6)	Reorganization

During the second quarter of 2009, as a part of its strategic plan and cost reduction initiatives, the Company decided to consolidate its U.S.-based manufacturing capacity. This will result in the closure of manufacturing operations in the Company’s Windsor, Connecticut location during 2011 and expansion of operations in its North Carolina locations. This work was mostly completed by the end of the second quarter of 2011, with only a few manufacturing processes remaining in the Windsor Plant. Reorganization costs are primarily for relocation of equipment and staffing to manage the project and are reflected as a component of selling, general and administrative expenses within the accompanying condensed consolidated statements of operations. Hourly and salaried employees of the Windsor, Connecticut workforce that were displaced by this consolidation receive compensation, based on years of service and skill level, if they remain employed until their positions are eliminated. This “completion bonus” was accrued over the expected service period and is reflected as a component of cost of goods sold within the accompanying condensed consolidated statements of operations. The Company has identified certain assets in Windsor, Connecticut that will no longer be used following the completion of the reorganization activity and accelerated depreciation of those assets to an estimated net realizable value. The Company also concluded that the carrying value of the building in Windsor that will no longer be used as a production facility following the completion of the reorganization of North American operations does not exceed fair value. The estimates of the useful lives and net realizable value of the surplus equipment and the fair value of the building in Windsor, Connecticut will be reviewed and updated as the reorganization activity concludes, and if such estimates change, additional charges could result.

A summary of the changes in the Company’s completion bonus accrual is provided below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Completion bonus, beginning of period	$749	$1,977	$2,066	$1,060
Completion bonus expenses	10	111	82	1,087
Cash payments	(247)	(26)	(1,636)	(85)

Completion bonus, end of period	$512	$2,062	$512	$2,062

The following information summarizes the costs incurred with respect to the reorganization and other charges:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Reorganization costs	$623	$2,686	$4,208	$5,708
Completion bonus expenses	10	111	82	1,087
Other charges: accelerated depreciation	—	194	—	578

Total	$633	$2,991	$4,290	$7,373

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

The reorganization activities that began in 2009 are mostly completed and are expected to conclude in 2011 when the Company finishes the relocation of its manufacturing operations. The following information summarizes the costs incurred with respect to the reorganization and other charges since inception of the reorganization and the expected costs remaining to be incurred:

	Costs since inception	Costs remaining to be incurred	Total costs and charges
Reorganization costs	$16,906	$200	$17,106
Completion bonus expenses	2,319	—	2,319
Other charges: accelerated depreciation	1,344	—	1,344

Total	$20,569	$200	$20,769

This project has been more complex and time consuming than originally planned. Upon completion of the reorganization of the U.S. manufacturing activities, the Company anticipates to realize annual savings of approximately $10.0 million. The majority of the savings will be realized within cost of goods sold. These expected savings may be offset to some degree by costs associated with initiatives to grow our business.

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

The following table summarizes information about the 2004 Equity Incentive Plan for the three and nine month periods ended September 30, 2011:

	Three Months Ended September 30, 2011
	Outstanding		Exercisable
	Stock Options	Weighted Average Exercise Price*	Stock Options	Weighted Average Exercise Price*
July 1, 2011	14,228,750	$0.49	1,896,250	$0.47
Exercised	—	—	—	—
Cancelled	—	—	—	—
Granted	—	—	—	—

September 30, 2011	14,228,750	$0.49	1,896,250	$0.47

	Nine Months Ended September 30, 2011
	Outstanding		Exercisable
	Stock Options	Weighted Average Exercise Price*	Stock Options	Weighted Average Exercise Price*
January 1, 2011	14,978,750	$0.51	3,046,250	$0.47
Exercised	37,500	0.47	37,500	0.47
Cancelled	1,112,500	0.68	—	—
Granted	400,000	0.47	—	—

September 30, 2011	14,228,750	$0.49	3,008,750	$0.47

*	Represents per share price.

During the third quarter of 2011, there were no stock options issued, cancelled or granted. During the second quarter of 2011, one employee received a stock option to purchase 400,000 shares of Holdings common stock with an exercise price of $0.47 per share. Also during the second quarter of 2011, one former employee exercised vested stock options for 37,500 shares of common stock of Holdings at an exercise price of $0.47 per share. During the first quarter of 2011, two employees left the Company resulting in the cancellation of stock options for 1,112,500 shares of Holdings common stock.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

For the three and nine months ended September 30, 2011, no compensation expense was recognized as management determined that it is not probable that the financial performance targets associated with the stock option awards will be achieved.

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

In March 2010, the Company entered into a put arrangement as part of an amendment to the SAPL Joint Venture Agreement with respect to the common securities that represent the 35.1% non-controlling interest. The non-controlling partners have an option to put their ownership interests to Stanadyne during a 90-day period beginning March 1, 2015. Due to the put option, the non-controlling interest is redeemable and does not qualify as permanent equity. As a result, this redeemable non-controlling interest is recorded in the mezzanine section of our condensed consolidated balance sheets and will be reported at estimated redemption value. At September 30, 2011, the redemption value was $0.8 million. Changes in the redemption value are charged to retained earnings if available or to additional paid-in capital. The recognition of the redemption value of these redeemable non-controlling interests was affected through an increase to redeemable non-controlling interests and a charge to additional paid-in capital.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(9)	Fair Value Measurements

Fair value, as defined in accounting guidance, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, fair value should be the exit price, or price received to sell the asset or liability as opposed to the entry price, or price paid to acquire an asset or assume a liability.

The following table below shows how the Company categorized certain financial assets and liabilities based on the types of inputs used in valuation techniques for measuring fair value:

	Fair Value Measurements at September 30, 2011
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

An unrealized gain, which is included in other income in the condensed consolidated statement of operations, amounting to $14, was the only activity for Level 3 liabilities for the nine months ended September 30, 2011. There was no gain or loss for the three months ended September 30, 2011. There was a gain of $71 and $95, respectively, for the three and nine months ended September 30, 2010.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(10)	Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Holdings
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(1,473)	$(273)	(7,637)	$(3,970)
Other comprehensive income (loss):
Foreign currency translation adjustments	(38)	287	590	(794)

Comprehensive (loss) income	$(1,511)	$14	(7,047)	$(4,764)

	Stanadyne
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$2,934	$1,995	(984)	$2,897
Other comprehensive income (loss):
Foreign currency translation adjustments	(38)	287	590	(794)

Comprehensive income (loss)	$2,896	$2,282	(394)	$2,103

(11)	Segments

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

The Company estimates and records the warranty liability associated with its manufactured products at the time they are sold. The changes in the Company’s warranty liability are provided below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Warranty liability, beginning of period	$697	$914	$698	$867
Warranty expense based on products sold	302	199	606	739
Warranty claims paid	(179)	(280)	(484)	(773)

Warranty liability, end of period	$820	$833	$820	$833

The Company’s warranty accrual is included as a component of accrued liabilities on the condensed consolidated balance sheets.

(13)	Recently Issued Accounting Standards

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

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other.” This ASU intends to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. We are currently evaluating the impact of this new ASU.

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

Our business during the first nine months of 2011 continued to reflect strong customer demand for our diesel fuel system products used in the agriculture, construction and industrial equipment markets. Although we completed most of the U.S. plant consolidation activity during the second quarter, production output in the North Carolina factories of components used in our rotary style diesel fuel pumps did not increase appreciably in the third quarter. Inefficiencies related to the relocation of our U.S. manufacturing operations continued to limit diesel fuel pump component production and constrain sales to both our OEM and service customers, resulting in sizeable past due order backlogs at the end of the quarter.

Production in our newly expanded facilities in China and India continued to increase during the third quarter, supplying diesel fuel injection equipment to both the local markets and exports back to our factories in the U.S.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Sales by Category

(dollars in millions)

	OEM Sales	%	Service Sales	%	Total Sales	%
Nine months ended September 30, 2010	$100.2	53.3	$87.9	46.7	$188.1	100.0
Nine months ended September 30, 2011	102.1	55.0	83.4	45.0	185.5	100.0

Change	$1.9	1.9	(4.5)	(5.1)	(2.6)	(1.4)

Sales for the first nine months of 2011 totaled $185.5 million, reflecting a decrease of $2.6 million or 1.4% when compared to sales for the first nine months of 2010. Although customer demand has been higher in 2011 from most of our OEM and service customers, production constraints for components used in our diesel fuel pumps have limited our sales this year. Two notable exceptions to the higher customer demand in 2011 are $3.6 million lower sales to General Engine Products, Inc. (“GEP”) due to declining demand for our fuel pumps used in the High Mobility Multi-Wheeled Vehicles (“HMMWV’s”) used by the military and $13.7 million lower sales of our gasoline direct injection pumps to Daimler-Benz (“Daimler”) resulting from the completion of the supply contract late last year.

Operating income in the third quarter of 2011 was $7.4 million and 11.3% of sales, representing an increase of $3.1 million from the second quarter amount of $4.3 million and 7.0% of sales. Operating income in the first nine months of 2011 of $12.6 million was $6.9 million less than the $19.5 million operating income for the first nine months of 2010 due primarily to added costs and inefficiencies in 2011 related to the realignment of the Company’s global manufacturing capacity and the temporary impact it has had on our U.S. manufacturing activities – specifically, higher costs for labor, overtime, scrap, supplies, and transportation of materials. Management is pursuing a detailed corrective action plan, aided by outside consultants, which should eliminate these higher costs over the next several months. In addition, the Company incurred $0.7 million during the first nine months of 2011 for continued start-up costs including equipment relocation, training and salaries related to the expanded operations in our Changshu, China and Chennai, India locations. We were fully operational in both of those locations at the end of the second quarter and will complete relocation of additional manufacturing capacity from the U.S. to China and India as necessary. We have repositioned our manufacturing base to capitalize on growing business opportunities around the world.

Liquidity remained sufficient in the third quarter of 2011 with cash on hand as of September 30, 2011 totaling $1.5 million and availability under the U.S.-based revolving credit facility of $17.5 million, after reflecting $10.3 million of borrowings and $4.5 million used for standby letters of credit. The Company’s cash flows from operations have been adversely affected this year by inefficiencies related to our reorganization activities, and cash requirements over the next year, including capital expenditures, interest payments, working capital requirements and operating costs may require additional sources of funding. Refer to “Liquidity and Capital Resources” for further information regarding our liquidity.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Basis of Presentation

The following table displays unaudited information for the three and nine months ended September 30, 2011 and 2010 for Holdings and Stanadyne. Amounts are presented in thousands of dollars and as a percentage of net sales. Historical results and percentage relationships are not necessarily indicative of the results that may be expected for any future period.

	Holdings
	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010		Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	$	%	$	%	$	%	$	%
Net sales	65,060	100.0	69,024	100.0	185,496	100.0	188,096	100.0
Cost of goods sold	46,915	72.1	48,398	70.1	138,440	74.6	131,540	69.9
Gross profit	18,145	27.9	20,626	29.9	47,056	25.4	56,556	30.1
SG&A	9,840	15.1	11,865	17.2	31,665	17.1	34,043	18.1
Amortization of intangibles	768	1.2	778	1.1	2,240	1.2	2,402	1.3
Management fees	188	0.3	188	0.3	563	0.3	563	0.3
Operating income	7,349	11.3	7,795	11.3	12,588	6.8	19,548	10.4
Net loss attributable to Holdings	(1,473)	(2.3)	(273)	(0.4)	(7,637)	(4.1)	(3,970)	(2.1)

	Stanadyne
	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010		Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	$	%	$	%	$	%	$	%
Net sales	65,060	100.0	69,024	100.0	185,496	100.0	188,096	100.0
Cost of goods sold	46,915	72.1	48,398	70.1	138,440	74.6	131,540	69.9
Gross profit	18,145	27.9	20,626	29.9	47,056	25.4	56,556	30.1
SG&A	9,825	15.1	11,869	17.2	31,620	17.0	34,017	18.1
Amortization of intangibles	768	1.2	778	1.1	2,240	1.2	2,402	1.3
Management fees	188	0.3	188	0.3	563	0.3	563	0.3
Operating income	7,364	11.3	7,791	11.3	12,633	6.8	19,574	10.4
Net income (loss) attributable to Stanadyne	2,934	4.5	1,995	2.9	(984)	(0.5)	2,897	1.5

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Comparison of Results of Operations

The Three Months Ended September 30, 2011 for Holdings and Stanadyne Compared to

The Three Months Ended September 30, 2010 for Holdings and Stanadyne

Net Sales. Sales in the third quarter of 2011 totaled $65.1 million and were $3.9 million or 5.7% less than sales of $69.0 million in the third quarter of 2010. This reduction was due primarily to $0.8 million lower sales in the third quarter of 2011 to GEP (due to declining demand for fuel pumps used on the U.S. military HMMWV) and $6.1 million lower sales in the third quarter of 2011 to Daimler (due to the completion of the contract for supply of gasoline direct injection pumps in late 2010). Despite difficulties in the production of fuel pump components in our U.S. factories related to the relocation of manufacturing operations from our Connecticut to North Carolina plants, sales to the rest of our major OEM and service customers in the third quarter of 2011 increased by $3.0 million from sales in the same quarter a year ago.

Sales to OEM customers totaled $36.1 million and represented 55.4% of our third quarter 2011 revenues as compared to $36.1 million and 52.2% of our third quarter 2010 revenues. Underlying demand for our fuel injection equipment used in the agricultural, industrial and power generation markets was strong in the third quarter of 2011, and our sales to customers in China and India began to increase. Sales to most OEM customers, including Deere & Company (“Deere”), Caterpillar Inc. (“Caterpillar”), Cummins, Inc., AGCO SISU POWER, IVECO S.p.A. (“IVECO”) and Case New Holland, increased in the third quarter of 2011 when compared to the third quarter of 2010. Sales to OEM customers GEP and Daimler were $6.9 million less in the third quarter of 2011 as noted above.

Sales to the service markets in the third quarter of 2011 totaled $29.0 million and 44.6% of total revenue as compared to $33.0 million and 47.8% of our second quarter 2010 revenue. This $4.0 million reduction in third quarter service sales was due primarily to production constraints in our U.S. factories resulting in a past due backlog of approximately $4.0 million at the end of the quarter.

Cost of Goods Sold and Gross Profit. Gross profit decreased to $18.1 million and 27.9% of net sales in the third quarter of 2011 from $20.6 million and 29.9% of net sales in the third quarter of 2010. Approximately $3.4 million of this decrease in third quarter gross profit was due to lower year-over-year sales volumes, as well as manufacturing inefficiencies in our U.S. operations caused by the large-scale equipment relocation from the Windsor, Connecticut plant to the North Carolina manufacturing plants. Factory overhead costs decreased $0.3 million overall in the third quarter of 2011 when compared to the same period last year, with $1.3 million lower costs in our consolidated U.S. operations partially offset by $1.0 million of higher costs in support of higher production levels in our international locations. Cost of goods sold in the third quarter of 2011 was $0.6 million less than the same period in 2010 due to $0.1 million less employee severance cost related to the completion bonus to be paid to Windsor Connecticut employees that are terminated as a result of the consolidation of U.S. manufacturing operations as well as $0.5 million lower depreciation expense due to certain assets identified as no longer being used being depreciated to net realizable value during 2010 and, to a lesser extent, certain equipment acquired in 2004 becoming fully depreciated.

Selling, General and Administrative Expenses (“SG&A”). SG&A decreased by $2.0 million to $9.8 million and 15.1% of sales in the third quarter of 2011 from $11.9 million and 17.2% of sales in the third quarter of 2010. Costs associated with the consolidation of our U.S. manufacturing operations totaled $2.0 million less in the third quarter of 2011 as compared to the third quarter of 2010, since most of this consolidation activity was concluded earlier in 2011. These costs reflect the amounts paid for equipment relocation, training and salaries related to management of the reorganization process. SG&A costs in the third quarter of 2011 were also lower than in the third quarter of 2010 by $0.4 million for salaries and benefits (primarily due to a reduction in bonus expense based on lower earnings in 2011) and by $0.3 million for start-up costs related to the expansion of our Changshu, China location. Costs for freight on sales to customers were $0.7 million higher in the third quarter of 2011 when compared to the same period in 2010 due to premium transportation costs for late shipments from our factories. Third quarter costs for engineering development of the Company’s high pressure gasoline and diesel common rail fuel systems were unchanged overall from 2010, with higher spending this year offset by additional customer funding.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Amortization of Intangible Assets. Amortization of intangible assets totaled $0.8 million in the third quarter of 2011 and in the third quarter of 2010.

Management fees. The Company incurred management fees of $0.2 million in the third quarters of 2011 and 2010, payable to Kohlberg & Company L.L.C. for management services provided.

Operating Income. Operating income for the third quarter of 2011 totaled $7.4 million and 11.3% of net sales as compared to operating income of $7.8 million and 11.3% of net sales in the third quarter of 2010. This $0.4 million decrease in operating income resulted from $2.5 million lower gross profit driven primarily by inefficiencies in our U.S. operations, partially offset by $2.1 million decrease in our SG&A costs.

Income tax expense (benefit). Income tax benefits for Stanadyne in the third quarter of 2011 totaled $0.4 million and 15.5% of pre-tax income versus income tax expense of $1.4 million and 43.8% of pre-tax income in the third quarter of 2010. The effective income tax rates differ from the amount computed by applying the U.S. statutory rate of 35% to pre-tax (loss) income in 2011 and 2010 primarily because income tax provisions incurred in jurisdictions where Stanadyne generated losses and income, respectively, before income taxes were, due to valuation allowances, not significantly offset by income tax expenses and benefits, respectively, in jurisdictions where Stanadyne incurred income and losses, respectively, before income taxes.

Income tax expense for Holdings in the third quarter of 2011 totaled $0.9 million and 179.2% of pre-tax loss versus an income tax expense of $0.6 million and 652.2% of pre-tax income in the third quarter of 2010. The effective income tax rates differ from the amount computed by applying the U.S. statutory rate of 35% to the pre-tax loss in 2011 and 2010 primarily because income tax provisions incurred in jurisdictions where Holdings generated losses before income taxes which were, due to valuation allowances, not significantly offset by income tax expenses and benefits, respectively, in jurisdictions where Holdings incurred income and losses, respectively, before income taxes. Further, a percentage of Holdings interest expense is not deductible for income tax purposes.

Net Income (Loss). Net income for Stanadyne in the third quarter of 2011 totaled $2.9 million and 4.5% of net sales versus net income of $2.0 million and 2.9% of net sales in the third quarter of 2010. The $0.9 million increase in net income was due to a $1.8 million decrease in income tax expense due to the items noted above, partially offset by a $0.2 million decrease in net loss attributable to the non-controlling interest, a $0.1 million increase in interest expense, and a $0.4 million decrease in operating income.

Net loss for Holdings in the third quarter of 2011 totaled $1.5 million, reflecting $3.1 million of additional interest expense on the Discount Notes and $1.3 million of additional income tax expense.

The Nine Months Ended September 30, 2011 for Holdings and Stanadyne Compared to

The Nine Months Ended September 30, 2010 for Holdings and Stanadyne

Net Sales. Net sales for the nine months ended September 30, 2011 totaled $185.5 million and were $2.6 million or 1.4% less than sales of $188.1 million for the comparable period in 2010. This reduction was due primarily to $3.6 million lower sales this year to GEP (due to declining demand for fuel pumps used on the U.S. military HMMWV) and $13.7 million lower sales this year to Daimler (due to the completion of the contract for supply of gasoline direct injection pumps in late 2010). Sales to most of our customers were higher in the first nine months of 2011 when compared to the same period last year, even though fuel pump sales have been limited due to production difficulties in our U.S. factories related to the relocation of manufacturing operations from our Connecticut to North Carolina plants.

Sales to OEM customers totaled $102.1 million and represented 55.0% of total revenues for the first nine months of 2011 as compared to $100.2 million and 53.3% of revenues for the same period in 2010. Continued strength in end market demand for our products used by Deere in the agriculture and construction businesses was reflected in $4.0 million higher sales in the first nine months of 2011. Sales to other OEM customers, including Ford Motor Company, IVECO, Lombardini SRL, J C Bamford Excavators Ltd. and Caterpillar were collectively $15.2 million higher in the first nine months of 2011 as compared to the same period a year ago. There were two major exceptions to the generally higher levels of OEM sales in the first nine months of 2011. First, the completion of the contract to

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

supply our high pressure gasoline pump to Daimler in late 2010 resulted in $13.7 million lower sales in 2011 when compared to the first nine months of 2010. Second, declining demand for fuel pumps used on the HMMWV used by the U.S. military resulted in $3.6 million lower sales to GEP in the first nine months of 2011.

Sales to the service markets in the first nine months of 2011 totaled $83.4 million and 45.0% of total revenue as compared to $87.9 million and 46.7% of revenue for the same period in 2010. Service demand in the first nine months of 2011 remained strong although production difficulties in our U.S. plants limited the supply of components to the service markets.

Sales in the first nine months of 2011, when compared to the same period a year ago, reflected decreased sales of high pressure gasoline pumps, diesel fuel injectors, and Precision Components and Assembly (“PCA”) products that were mostly offset by increases in sales of our diesel fuel pump and filter products.

Cost of Goods Sold and Gross Profit. Gross profit decreased to $47.0 million and 25.4% of net sales in the first nine months of 2011, from $56.6 million and 30.1% of net sales for the same period in 2010. This $9.6 million decrease in the first nine months’ gross profit was due primarily to manufacturing inefficiencies in our U.S. operations caused by the large-scale equipment relocation in late 2010 from the Windsor, Connecticut plant to the North Carolina manufacturing plants, resulting in $7.5 million in additional costs. Factory overhead costs increased $3.5 million in the first nine months of 2011 when compared to the same period last year, reflecting $2.6 million of added overhead in support of higher production levels in our international locations and additional supply costs in our U.S. plants to accommodate the equipment moved from our Connecticut to North Carolina locations, as well as higher wage and other benefits that were reduced during the business downturn in 2009 and not restored until May, 2010. In addition, there was $1.4 million less gross profit from lower sales volumes this year. Employee severance cost accrued in the first nine months of 2011 (related to the completion bonus to be paid to Windsor Connecticut employees terminated as a result of the consolidation of U.S. manufacturing operations) was $0.9 million less when compared to the same period a year ago. Depreciation expense was $1.9 million less in the first nine months of 2011 when compared to the same period a year ago primarily due to accelerated depreciation in 2010 for certain assets identified as no longer being used and, to a lesser extent, certain equipment acquired in 2004 becoming fully depreciated.

Selling, General and Administrative Expenses (“SG&A”). SG&A decreased by $2.4 million to $31.6 million and 17.0% of net sales in the first nine months of 2011 from $34.0 million and 18.1% for the same period in 2010. Costs associated with the consolidation of our U.S. manufacturing operations totaled $1.5 million less in the first nine of 2011 as compared to the first nine of 2010, reflecting lesser amounts paid for equipment relocation, training and salaries related to management of the reorganization process. Professional fees were $1.1 million less in the first nine months year-to-year comparison, reflecting primarily the high costs incurred in 2010 for the restatement of the Company’s consolidated financial statements as of and for the years then ended December 31, 2007 and 2008. Unrealized gains on foreign denominated debt in our international subsidiaries were $1.1 million more in the first nine months of 2011 as compared to the first nine months of 2010, primarily due to the weaker dollar relative to the euro and Indian rupee. Costs increased by $0.8 million for salaries and benefits and $0.9 million in other research and development costs incurred in the first nine months of 2011 primarily due to added engineering development of the Company’s high pressure gasoline and diesel common rail fuel systems. This added engineering cost was more than fully offset by $2.0 million additional customer funding for these development programs in the first nine months of 2011 compared to the first nine months of 2010. Costs for freight on sales to customers were also $2.0 million higher in the first nine months of 2011 when compared to the same prior year period due to premium transportation costs for late shipments from our factories. Costs associated with the expansion of our operations in China totaled approximately $0.1 million less in the first nine months of 2011 as compared to the same period in 2010.

Amortization of Intangible Assets. Amortization of intangible assets totaled $2.2 million through the first nine months of 2011 and was $0.2 million less in the first nine months of 2010 due to certain intangible assets becoming fully amortized during 2010.

Management fees. The Company incurred management fees of $0.6 million in the first nine months of 2011 and 2010 payable to Kohlberg & Company L.L.C. for management services provided.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Operating Income. Operating income for the first nine months of 2011 totaled $12.6 million and 6.8% of net sales as compared to operating income of $19.6 million and 10.4% of net sales in the first nine months of 2010. This $7.0 million decrease in operating income resulted from $9.6 million lower gross profit driven primarily by inefficiencies in our U.S. operations, partially offset by a $2.4 million decrease in our SG&A costs and $0.2 million lower amortization expense.

Income tax expense (benefit). Income tax benefits for Stanadyne in the first nine months of 2011 totaled $0.9 million and 45.3% of pre-tax loss versus an income tax expense of $3.8 million and 65.6% of pre-tax income in the first nine months of 2010. The effective income tax rates differ from the amount computed by applying the U.S. statutory rate of 35% to pre-tax (loss) income in 2011 and 2010 primarily because income tax provisions incurred in jurisdictions where Stanadyne generated losses and income, respectively, before income taxes which were, due to valuation allowances, not significantly offset by income tax expenses and benefits, respectively, in jurisdictions where Stanadyne incurred income and losses, respectively, before income taxes.

Income tax benefits for Holdings in the first nine months of 2011 totaled $3.5 million and 31.2% of pre-tax loss versus an income tax expense of $1.5 million and 44.1% of pre-tax loss in the first nine months of 2010. The effective income tax rates differ from the amount computed by applying the U.S. statutory rate of 35% to the pre-tax loss in 2011 and 2010 primarily because income tax provisions incurred in jurisdictions where Holdings generated losses before income taxes which were, due to valuation allowances, not significantly offset by income tax expenses and benefits, respectively, in jurisdictions where Holdings incurred income and losses, respectively, before income taxes. Further, a percentage of Holdings interest expense is not deductible for income tax purposes.

Net (Loss) Income. Net loss for Stanadyne in the first nine months of 2011 totaled $1.0 million and 0.5% of net sales versus net income of $2.9 million and 1.5% of net sales in the first nine months of 2010. The $3.9 million decrease in net income was due to a $7.0 million decrease in operating income, a $0.9 million increase in interest expense and a $0.7 million increase in net loss attributable to the non-controlling interest, offset by a $4.9 million decrease in income tax expense on lower earnings.

Net loss for Holdings in the first nine months of 2011 totaled $7.6 million reflecting $6.7 million more than the net loss reported for Stanadyne due to $9.2 million of additional interest expense on the Discount Notes, partially offset by $2.6 million of additional income tax benefits. Net loss for Holdings in the first nine months of 2010 totaled $4.0 million and was $6.9 million less than the net loss reported for Stanadyne due to $9.2 million in additional interest expense on the Discount Notes, partially offset by $2.4 million of income tax benefits.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents on hand, which totaled $1.5 million on September 30, 2011, and cash flows from operations, supplemented as needed by our short term financing arrangements described below. Our revolving credit agreement with Wells Fargo Capital Finance, LLC (“U.S. Revolver”) provides for borrowings of up to $35 million, based on Availability, as defined, and is secured by all Stanadyne and SIHC U.S.-based assets, as well as a pledge of 65% of Stanadyne’s stock in SpA, SAPL, and SCC. There was $10.3 million outstanding under the U.S. Revolver as of September 30, 2011. As of September 30, 2011, the U.S. Revolver had availability of $17.5 million, after reflecting $10.3 million of borrowings and $4.5 million used for standby letters of credit, as well as other limitations related to available inventory and accounts receivable.

Indebtedness for Stanadyne as of September 30, 2011 totaled $189.0 million and was comprised of $160.0 million of Notes, $10.3 million of borrowings under the U.S. Revolver, $10.0 million in foreign overdraft and revolving credit facilities, $1.4 million of SAPL debentures and $7.3 million in foreign term loans. The U.S. Revolver is subject to a fixed charge coverage ratio covenant test if availability is less than $4.0 million, and certain other affirmative and negative covenants common to an asset-backed loan agreement. The U.S. Revolver also limits the amount of dividends and other payments that can be made by Stanadyne.

Indebtedness for Holdings as of September 30, 2011 totaled $289.0 million comprised of the same debt balances for Stanadyne, plus an additional $100.0 million of Discount Notes. The Discount Notes accreted to their full face value in August 2009 and carry a 12% coupon that is payable semi-annually in February and August. The payments

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

are made by Holdings via dividends paid by Stanadyne. These dividends must be in compliance with the terms of the U.S. Revolver and the indenture governing the Notes.

Our financial position, results of operations and cash flows have been and may continue to be adversely affected by our reorganization activities, investments in future commercial programs, the global recession, significant volatility in the worldwide capital, credit and commodities markets, concerns about inflation, lower corporate profits and anticipated increased capital spending. Holdings incurred net losses in each of the last two years and the first nine months of 2011 and negative cash flows from operations in 2010 and the first nine months of 2011. Stanadyne incurred a net loss in 2009 and in the first nine months of 2011, and negative cash flows from operations in the first nine months of 2011. The Company believes that the combination of cash and cash equivalents on hand, availability under the U.S. Revolver, expected cash flows from operations, and ongoing liquidity initiatives will provide sufficient liquidity over the next 12 months to meet its obligations. Those liquidity initiatives may include reducing headcount, reducing other spending, reducing or delaying capital investments and product development, incurring more indebtedness, restructuring existing indebtedness, raising additional equity capital, or a combination of these items. We will continually monitor our revenues and operating cash flows against expectations.

Cash Flows from Operating Activities. Stanadyne’s cash flows from operating activities consumed $11.3 million in cash during the nine months ended September 30, 2011 as compared to $0.8 million cash generated during the same period of 2010. Decreased operating income and higher cash requirements for working capital accounts led to the consumption of $12.0 million more cash in the first nine months of 2011 versus the comparable period in 2010.

Changes in asset and liability accounts, primarily working capital accounts, consumed $5.9 million more cash in the first nine months of 2011 versus the same period in the prior year. The significant changes to our working capital accounts were as follows:

•

Cash flows from changes in accounts receivable required $7.5 million less cash in the first nine months of 2011 when compared to the first nine months of 2010. In addition to the lower sales in the first nine months of 2011 versus the same period in 2010, Stanadyne has more closely managed customer credit and collections this year and reduced the average days sales outstanding from 54 days in 2010 to 46 days in 2011.

•

Cash flows from changes in inventory levels required $1.6 million more cash in the first nine months of 2011 as compared to the first nine months of 2010. As our business activity recovered from the recessionary levels in 2009, inventory increased in the first nine months of 2010, resulting in $7.0 million of negative cash flow. Inventory also increased in the first nine months of 2011 by an additional $8.6 million, primarily as a result of temporary increases in inventory in order to meet customer delivery schedules while we moved equipment to different locations and established new sources for some parts from our external supply base. While most of these transition inventories have been reduced in the third quarter, we also experienced increases in work-in-process inventories during the first nine months of 2011 due to difficulties adapting our materials planning and scheduling systems to the new consolidated manufacturing organization. Increased business activity in our international operations during the first nine months of 2011 resulted in $3.7 million negative cash flows to support higher inventory levels. Inventory turnover for Stanadyne for the first nine months of 2011 was only 5.1x as compared to 6.5x for the first nine months of 2010.

•

Cash flows from increases in accounts payable balances were $3.9 million less in the first nine months of 2011 than the same period in 2010. Accounts payable balances increased by $8.9 million in the first nine months of 2010, reflecting the post-recession increase in our business. Accounts payable balances in the first nine months of 2011 also increased by $5.1 million, reflecting a higher value for purchased materials resulting from the outsourcing of components previously manufactured in our Windsor, Connecticut facility and extended payment terms to some of our supply base.

•

Cash flows from changes in all other asset and liability accounts consumed $7.9 million more cash in the first nine months of 2011 than in the comparable period of 2010. This difference was due primarily to lower accruals for income taxes and pension expense as well as differences in timing of disbursements between the two periods, including a $6.1 million difference between amounts accrued for performance bonus plans in the first nine months of 2010, subsequently paid and no offsetting accrual in the first nine months of 2011.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Cash flows from operating activities for Holdings in the first nine months of 2011 were $12.1 million less than the amount reported for Stanadyne due to $12.0 million of interest payments made for the Discount Notes and additional income tax liabilities in the first nine months of 2011.

Cash Flows from Investing Activities. Cash flows from investing activities for the first nine months of 2011 totaled $3.9 million for capital expenditures and were $9.5 million less than the $13.4 million in capital expenditures in the first nine months of 2010. The lower level of capital expenditures in 2011 was primarily due to $5.5 million less in capital expenditures for equipment and leasehold improvements related to the expansion of our manufacturing operations in India during 2010. The expanded operations in India support the manufacture of diesel fuel pumps for local customers and components for our assembly plants in the U.S. The balance of the capital expenditures in the first nine months of 2011 reflected necessary investments in equipment to support our global operations in the U.S., China, and Italy.

Cash Flows from Financing Activities. Stanadyne’s cash flows from financing activities in the first nine months of 2011 provided $1.1 million in cash compared to $4.4 million of cash consumed by financing activities in the first nine months of 2010.

Cash flows from financing activities in our U.S. operations in the first nine months of 2011 included $10.3 million of cash proceeds from the U.S. Revolver and $12.0 million of dividends paid by Stanadyne.

Cash flows from financing activities in SAPL during the first nine months of 2011 included net cash proceeds of $4.0 million from term loans and overdraft facilities to finance the expansion of our business in India. Cash flows from financing activities in SpA included $0.6 million net cash used to reduce overdraft borrowings and $0.3 million in payments of capital lease obligations. Cash flows from financing activities in SCC included $0.2 million in cash from additional overdraft borrowings and $0.5 million in term loan repayments.

Cash flows from financing activities for Holdings in the first nine months of 2011 included the amounts reported for Stanadyne less the dividends Stanadyne paid. Cash flows from financing activities for Holdings in the first nine months of 2010 included the amounts reported for Stanadyne less the dividends Stanadyne paid, as well as $0.1 million for the repurchase of common stock from former employees.

Pension Plans. We maintain the Stanadyne Corporation Pension Plan, a qualified defined benefit pension plan (the "Pension Plan"), which covers substantially all domestic hourly and salary employees and the Supplemental Retirement Benefit Plan, an unfunded nonqualified plan that provides benefits in excess of amounts permitted to be paid under the provisions of the tax law to participants in the Pension Plan.

Higher returns on invested Pension Plan assets in 2010 helped increase the value to $78.5 million at December 31, 2010 from $69.2 million at December 31, 2009. The Company contributed $4.8 million to the Pension Plan during the first nine months of 2011 and expects the minimum required contributions to the Pension Plan to total approximately $6.0 million in 2011. The Company contributed $4.4 million to the Pension Plan in the first nine months of 2010 and $5.3 million for the full year of 2010.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Any change in the following factors may materially adversely affect our business and our financial results:

•	temporary inefficiencies and higher costs resulting from consolidation of our production capacity negatively impacting our production, sales and operating cash flow;

•	adverse conditions in the general economy and financial markets;

•	worldwide political and macro-economic uncertainties and fears;

•	loss or adverse change in our relationship with our material customers;

•	changes in technology, manufacturing techniques or customer demands;

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

(a) Evaluation of disclosure controls and procedures

Holdings

As of September 30, 2011, an evaluation of the effectiveness of the design and operation of Holdings’ disclosure controls and procedures was conducted by management under the supervision and with the participation of the President and Chief Financial Officer of Holdings. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and including that such information is accumulated and communicated to management, including the President and Chief Financial Officer of Holdings, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation and the previously identified material weaknesses in internal control over financial reporting described below, the President and Chief Financial Officer of Holdings have concluded that, as of September 30, 2011, Holdings’ disclosure controls and procedures were not effective.

In light of the material weaknesses described below, Holdings performed additional analyses and other procedures to ensure that Holdings’ condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles and accurately reflect the results for the three and nine months ended September 30, 2011. As a result, notwithstanding the material weaknesses discussed below, management concluded that the condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects Holdings’ financial position, results of operations and cash flows for the nine months ended September 30, 2011.

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

•

Management concluded that (a) Holdings lacks sufficient accounting professionals with necessary knowledge, experience and training to adequately account for and perform adequate supervisory reviews of certain significant and primarily non-routine transactions and technical accounting matters and (b) Holdings lacks adequate controls regarding training in the relevant accounting guidance, review, and documentation of certain complex, and primarily non-routine accounting transactions and review of required accounting disclosures. Collectively, these factors resulted in the misapplication of accounting principles and related adjustments and revisions primarily impacting several accounts including cost of goods sold, selling, general, and administrative expenses, interest expense, and income taxes as reported in our consolidated statements of operations, and condensed consolidated statements of operations, as well as inventories, pension liabilities, deferred debt origination costs, certain components of other comprehensive income, goodwill and deferred income taxes as reported on our consolidated balance sheets and condensed consolidated balance sheets, and an adjustment to the consolidated financial statements for the three months ended December 31, 2010. Because these control deficiencies could result in misstatements of the aforementioned accounts or other accounts not noted and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected, management determined that these control deficiencies constitute a material weakness.

•

Management concluded that (a) Holdings’ indirect subsidiary SAPL lacks adequate controls regarding the preparation and review of account activities related to capital expenditures and (b) Holdings lacks adequate

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

controls regarding the monitoring of capital expenditure activity at SAPL. Collectively, these factors resulted in errors impacting the recorded values for construction in progress (a component of property, plant and equipment) and accounts payable as reported on our consolidated balance sheets, as well as net cash provided by operating activities and net cash used in investing activities as reported on our consolidated statements of cash flows, as well as an adjustment to the consolidated financial statements for the three months ended December 31, 2010. Because these control deficiencies could result in misstatements of the aforementioned accounts or other accounts not noted and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected, management determined that these control deficiencies constitute a material weakness.

Stanadyne

As of September 30, 2011, an evaluation of the effectiveness of the design and operation of Stanadyne's disclosure controls and procedures was conducted by management under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Stanadyne. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and including that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Stanadyne, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation and the previously identified material weaknesses in internal control over financial reporting described below, the Chief Executive Officer and Chief Financial Officer of Stanadyne have concluded that, as of September 30, 2011, Stanadyne's disclosure controls and procedures were not effective.

In light of the material weaknesses, Stanadyne performed additional analyses and other procedures to ensure that Stanadyne’s condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles and accurately reflect the results for the three and nine months ended September 30, 2011. As a result, notwithstanding the material weaknesses discussed below, management concluded that the condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects Stanadyne’s financial position, results of operations and cash flows for the nine months ended September 30, 2011.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Stanadyne's annual or interim financial statements will not be prevented or detected on a timely basis.

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

•

Management concluded that (a) Stanadyne lacks sufficient accounting professionals with necessary knowledge, experience and training to adequately account for and perform adequate supervisory reviews of certain significant and primarily non-routine transactions and technical accounting matters and (b) Stanadyne lacks adequate controls regarding training in the relevant accounting guidance, review, and documentation of certain complex, and primarily non-routine accounting transactions and review of required accounting disclosures. Collectively, these factors resulted in the misapplication of accounting principles and related adjustments and revisions primarily impacting several accounts including cost of goods sold, selling, general and administrative expenses, interest expense, and income taxes as reported on our consolidated statements of operations and condensed consolidated statements of operations, as well as inventories, pension liabilities, deferred debt origination costs, certain components of other comprehensive income, goodwill and deferred income taxes as reported on our consolidated balance sheets and condensed consolidated balance sheets, and an adjustment to the consolidated financial statements for the three months ended December 31, 2010. Because these control deficiencies could result in misstatements of the

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

aforementioned accounts or other accounts not noted and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected, management determined that these control deficiencies constitute a material weakness.

•

Management concluded that (a) Stanadyne’s subsidiary SAPL lacks adequate controls regarding the preparation and review of account activities related to capital expenditures and (b) Stanadyne lacks adequate controls regarding the monitoring of capital expenditure activity at SAPL. Collectively, these factors resulted in errors impacting the recorded values for construction in progress (a component of property, plant and equipment) and accounts payable as reported on our consolidated balance sheets, as well as net cash provided by operating activities and net cash used in investing activities as reported on our consolidated statements of cash flows, as well as an adjustment to the consolidated financial statements for the three months ended December 31, 2010. Because these control deficiencies could result in misstatements of the aforementioned accounts or other accounts not noted and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected, management determined that these control deficiencies constitute a material weakness.

(b) Changes in internal control

Holdings and Stanadyne

There were changes in internal control over financial reporting that occurred during the third quarter, that materially affected, or are reasonably likely to affect, Holdings’ and Stanadyne’s internal control over financial reporting, including the following:

•

Although we previously filled our Manager of Financial Reporting position with an accountant with the necessary knowledge, experience and expertise in U.S. GAAP with respect to significant non-routine transactions and technical accounting matters, that position became vacant during the three month period ended June 30, 2011, and the Company is actively recruiting for a replacement. To address the vacancy, we have filled the position in a temporary capacity with an accountant with the necessary knowledge, experience and expertise in U.S. GAAP with respect to significant non-routine transactions and technical accounting matters.

•	We have revised financial reporting policies and enhanced procedures and processes involving the affected accounts at SAPL, and have enacted more stringent thresholds for management review.

•	The accounting department at SAPL is required to prepare and submit more detailed analytic schedules to allow better monitoring and review of monthly capital expenditures.

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

We revised the condensed consolidated balance sheets and statements of operations as of March 31, 2011 and for the three month period then ended within our Quarterly Report on Form 10-Q for the interim period ended June 30, 2011 for the pension expense errors described in Note 14 in Part I, Item 1 of such Quarterly Report.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

In addition to the items mentioned above that were implemented during the third quarter of 2011, beginning in the fourth quarter of 2010, management designed and implemented remediation measures to address the material weaknesses described above to enhance the Company’s internal control over financial reporting, including the following:

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

Management believes that the changes in internal control described above in addition to other planned changes, including the hiring of a full time Manager of Financial Reporting, will strengthen Holdings’ and Stanadyne’s internal control over financial reporting and will remediate the identified material weaknesses. Additionally, Holdings and Stanadyne have focused on enhancing controls around detailed accounting policies and updating those policies for new developments and accounting pronouncements. In addition, Holdings and Stanadyne have also focused on modifying our controls to ensure that significant, complex and non-routine transactions are timely identified, researched, documented, reviewed and evaluated so that such transactions are properly recorded and disclosed in accordance with U.S. GAAP. As management continues to evaluate and work to enhance internal control over financial reporting, management may determine that Holdings and Stanadyne must take additional measures to address these control deficiencies or may determine that Holdings and Stanadyne needs to modify or otherwise adjust the remediation measures described above.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

An additional planned improvement includes the fact that we will utilize a third party staffing model at SAPL to assist in the local preparation of account reconciliations and ensure transactions are properly recorded and disclosed in compliance with U.S. GAAP.

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

The discussion and analysis of our financial condition, results of operations and cash flows for the nine months ended September 30, 2011 should be read in conjunction with the risk factors contained in Part I – Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 as well as the additional risk factors described below:

Our financial position, results of operations and cash flows have been and may continue to be adversely affected by our reorganization activities, concerns about inflation, lower corporate profits and increased capital spending, the global recession, and significant volatility in the worldwide capital, credit and commodities markets.

Holdings and Stanadyne are both highly leveraged with total debt of $289.0 million and $189.0 million, respectively, outstanding at September 30, 2011. The Company’s cash flows from operations have been adversely affected this year by inefficiencies related to our reorganization activities. The Company believes that the combination of cash and cash equivalents on hand, availability under the U.S. Revolver, expected cash flows from operations, and ongoing liquidity initiatives will provide sufficient liquidity over the next 12 months to meet its obligations. If the Company is unable to generate sufficient operating cash flows, we may need to reduce headcount, reduce other spending, reduce or delay capital investments and product development, incur more indebtedness, restructure existing indebtedness, or raise additional equity capital, or a combination of these items, which may have a further negative impact on our business, results of operations, and cash flows.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

ITEM 6:	EXHIBITS

10.1	Second Amendment to Credit Agreement dated as of September 26, 2011 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 10.1 to Current Report on Form 8-K of Stanadyne Corporation dated September 26, 2011 and filed September 28, 2011). (1)

10.2	Third Amendment to EXIM Guarantied Credit Agreement dated as of September 26, 2011 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 10.1 to Current Report on Form 8-K of Stanadyne Corporation dated September 26, 2011 and filed September 28, 2011). (1)

31.1	Certification of President of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer and Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

(1)	Incorporated by reference

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stanadyne Holdings, Inc.
(Registrant)

Date: November 14, 2011	/s/ Stephen S. Langin
Stephen S. Langin
Chief Financial Officer

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stanadyne Corporation
(Registrant)

Date: November 14, 2011	/s/ Stephen S. Langin
Stephen S. Langin
Vice President and Chief Financial Officer

EXHIBIT INDEX:

10.1	Second Amendment to Credit Agreement dated as of September 26, 2011 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 10.1 to Current Report on Form 8-K of Stanadyne Corporation dated September 26, 2011 and filed September 28, 2011). (1)

10.2	Third Amendment to EXIM Guarantied Credit Agreement dated as of September 26, 2011 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 10.1 to Current Report on Form 8-K of Stanadyne Corporation dated September 26, 2011 and filed September 28, 2011). (1)

31.1	Certification of President of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer and Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

(1)	Incorporated by reference