Form 10-K
period 2011-12-31
STANADYNE CORP; Stanadyne Holdings, Inc.
filed 2012-03-30
CIK 1053439, 1323274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

As of December 31, 2011, there was no established public trading market for the shares of either of the registrant’s common stock, and no shares of common stock were held by non-affiliates of either registrant.

The number of shares of the registrant’s common stock (only one class for each registrant) outstanding as of March 1, 2012:

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

GENERAL

Stanadyne Holdings, Inc. (“Holdings”) owns all of the outstanding common stock of Stanadyne Intermediate Holdings Corp. (“SIHC”). The name of SIHC was changed on July 29, 2009 from Stanadyne Automotive Holding Corp. (“SAHC”). SIHC owns all of the outstanding common stock of Stanadyne Corporation (together with its consolidated subsidiaries, “Stanadyne”). A majority of the outstanding common stock of Holdings is owned by funds managed by Kohlberg Management IV, L.L.C. Collectively, Holdings, SIHC and Stanadyne hereinafter are referred to as the “Company.” Holdings and Stanadyne are separate reporting companies. Holdings is a holding company with no operations beyond those of its indirectly, wholly-owned subsidiary, Stanadyne. Stanadyne is a leading designer and manufacturer of highly engineered, precision manufactured engine components, including fuel injection equipment for diesel and gasoline engines. With over 130 years of machining experience and over 50 years as a supplier of diesel fuel injection equipment, Stanadyne’s core competencies in product design, precision machining, and the assembly and testing of complex components have earned the Company a reputation for innovative, high quality products. The Company possesses an extremely broad range of manufacturing technology and know-how and is capable of high-volume production runs, machining high-quality components within tolerances of 20 millionths of an inch on a cost-effective basis. In addition to designing and manufacturing, the Company has been successfully pursuing business to manufacture and assemble, on an exclusive contract basis, components designed by other companies.

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

OVERVIEW

Stanadyne is one of only five independent worldwide manufacturers of diesel fuel injection systems selling to the geographic areas in which the Company competes. Net sales for Stanadyne were $245.8 million, $250.6 million and $185.8 million for 2011, 2010 and 2009, respectively. Operating income for Stanadyne was $10.7 million, $20.9 million and $2.6 million for 2011, 2010 and 2009, respectively. Total assets of Stanadyne were $366.6 million, $381.0 million and $377.5 million at December 31, 2011, 2010 and 2009, respectively.

Products. Stanadyne manufactures its own proprietary products including pumps for gasoline engines and diesel engines (up to 250 horsepower, an engine range comprising approximately 90% of all diesel engines produced worldwide), fuel injectors and fuel filtration systems for diesel engines and various non-proprietary products manufactured under contract for other companies. Stanadyne sells its fuel injection products to its customers on an individual component basis or by complete line. The primary focus of Stanadyne is the agricultural and industrial off-highway segments of the market. Fuel pumps and injectors, Stanadyne’s primary products, are the most highly engineered, precision manufactured components on a diesel engine and comprise the core components of a diesel engine’s fuel system. Because fuel system components are so elemental to the proper functioning and optimal performance of a diesel engine, they are essentially custom engineered for a specific engine platform. As a result, the Company typically supplies these components on a sole source basis for the life of engine platforms and enjoys a leading position in the aftermarket for its products. Stanadyne also manufactures diesel fuel management systems including fuel filters, fuel heaters and water separators, oil pumps and other precision manufactured components and distributes diesel fuel conditioners, stabilizers and diesel engine diagnostic equipment. Due to its competencies in precision manufacturing, assembly and testing of complex products, the Company has been successfully pursuing business to manufacture and assemble, on an exclusive contract basis, components designed by other companies.

Customers. Stanadyne’s primary customers are OEMs of diesel engines. Stanadyne’s largest customers, Deere & Company (“Deere”), Cummins, Inc. (“Cummins”) and Ford Motor Company (“Ford”) accounted for $119.2 million, or 48.5% of Stanadyne’s 2011 net sales. In 2010, Deere, Cummins and Daimler, AG (“Daimler”) accounted for $123.4 million, or 49.2% of Stanadyne’s 2010 net sales. In 2009, Deere, General Engine Products (“GEP”) and Daimler accounted for $80.9 million, or 43.5% of Stanadyne’s 2009 net sales. Deere was the only customer that accounted for more than 10% of Stanadyne’s net sales in 2011, 2010 and 2009, at 38.3%, 35.4% and 27.5%, respectively. Effective November 1, 2006, Stanadyne and Deere entered into a five-year commercial agreement which expired on October 31, 2011. Stanadyne and Deere have agreed that a long-term agreement would not allow enough flexibility to address the changing nature of the global markets demand for diesel fuel injection equipment. Consequently, both parties agreed not to renew a long-term agreement at this time and to continue the long-standing commercial relationship on terms similar to those in the prior agreement.

Stanadyne supports the servicing of its own products through sales of aftermarket units and parts to the service organizations of its OEM customers, through its own global network of authorized distributors and dealers, and through major aftermarket distribution companies. Total shipments to all service market channels represented 44.8%, 46.0% and 52.2% of Stanadyne’s sales in 2011, 2010 and 2009, respectively.

Joint Venture. The Company has a joint venture with Amalgamations Private Limited in the state of Tamil Nadu, India. The joint venture, named Stanadyne Amalgamations Private Limited (“SAPL”), started manufacturing diesel fuel injection equipment for export markets in the second quarter of 2003. Through additional investment in 2010, Stanadyne’s controlling share increased from 51.0% to 64.9%.

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

PATENTS AND TRADEMARKS

The Company relies upon patent, trademark and copyright protection as well as upon unpatented technological know-how and other trade secrets for certain products, components, processes and applications. However, the Company’s operations are not dependent upon any single or related group of patents, copyrights or trademarks or their duration. The patents have remaining durations of between 4 and 12 years. The Company considers its proprietary information important, especially in the maintenance of its competitive position in the aftermarket business, and actively protects its intellectual property rights.

EMPLOYEES

At December 31, 2011, the Company employed approximately 2,010 people of whom approximately 28% were salaried and 72% were hourly employees. All of the Company’s employees are non-unionized with the exception of those in Stanadyne, S.p.A. (“SpA”). The Company believes its relations with its employees are good.

TECHNOLOGY, RESEARCH AND DEVELOPMENT

Engine manufacturers are required to continually improve engine performance and fuel economy. Accordingly, the Company’s research and development investment is significant. In general, the Company funds its own research and development expenses, although some of those expenses may be customer-funded during the pre-production program phase. Research and development costs incurred for 2011, 2010 and 2009 were $18.1 million, $15.2 million and $13.2 million, respectively, of which $4.1 million, $1.9 million and $0.5 million, respectively, were reimbursed by customers.

Once an OEM commits to purchasing a product from the Company, which usually occurs one to three years into the development or application process, the Company may need to make capital expenditures for the machinery, equipment and tooling necessary for engine program launch, ramp-up and production volume increases. Furthermore, given the significant existing investment in plant and equipment already made, the Company has on-going programs to maintain, upgrade and replace its fixed assets. In 2011, 2010 and 2009, the Company spent $5.2 million, $14.9 million and $8.5 million, respectively, on capital expenditures.

FINANCIAL INFORMATION ABOUT INTERNATIONAL AND DOMESTIC OPERATIONS AND EXPORT SALES

The Company has manufacturing operations in the United States, Italy, India and China. The products manufactured in the United States and Italy are sold within their respective domestic markets, as well as exported throughout the world. These products are sold to both OEM and aftermarket (“Service”) customers. The products manufactured in India were primarily exported from India to Company facilities in the United States and Italy. Recently, sales to the local market have grown and are expected to further increase in the next few years. The products manufactured in China are sold in that domestic market as well as North America.

The sales to OEM and Service customers during 2011, 2010 and 2009 were as follows (dollars in millions):

	2011	2010	2009
OEM	$135.7	$135.3	$88.8
Service	110.1	115.3	97.0
Total net sales	$245.8	$250.6	$185.8

Information regarding net sales to geographic areas, operating income from manufacturing facilities in geographic areas and assets by geographic areas for the years ended December 31, 2011, 2010 and 2009 appear below (dollars in millions).

	2011	2010	2009
* Net sales:
United States	$113.5	$107.1	$90.7
Mexico	29.9	27.1	13.9
France	26.5	23.2	16.9
United Kingdom	21.4	17.9	13.5
Germany	16.2	31.0	23.0
All other geographic areas	38.3	44.3	27.8

Total net sales	$245.8	$250.6	$185.8

*	Net sales were the same for Holdings and Stanadyne.

Holdings operating income (loss):
United States	$7.0	$27.6	$18.6
Italy	2.7	(1.8)	(11.8)
India	1.4	(3.2)	(1.7)
China	(0.2)	(1.7)	(2.6)

Total operating income	$10.9	$20.9	$2.5

Stanadyne operating income (loss):
United States	$7.1	$27.6	$18.7
Italy	2.7	(1.8)	(11.8)
India	1.4	(3.2)	(1.7)
China	(0.2)	(1.7)	(2.6)

Total operating income	$11.0	$20.9	$2.6

	December 31, 2011	December 31, 2010
* Long-lived assets:
United States	$40.0	$44.5
Italy	13.0	12.5
India	11.1	12.7
China	10.4	10.3

Total long-lived assets	$74.5	$80.0

*	Long-lived assets were the same for Holdings and Stanadyne.

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

•	our ability to satisfy our debt obligations, including related covenants;

•	increases in our cost of borrowing or inability or unavailability of additional debt or equity capital;

•	reorganization of the Company’s worldwide manufacturing facilities during 2009 and 2010, and the impact of the reorganization on the operational performance of the Company.

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

Our material weakness in internal control over financial reporting may adversely affect our ability to accurately report our financial results

While we have taken numerous steps to strengthen our controls and procedures, at December 31, 2011, the Company continued to have a material weakness in internal control over financial reporting related to having sufficient accounting professionals with necessary knowledge, experience and training to adequately account for and perform adequate supervisory reviews of certain significant and primarily non-routine transactions and technical accounting matters. Because the reliability of the internal control process requires repeatable execution, the successful remediation of the material weakness will require review and additional evidence of effectiveness prior to management concluding that the controls are effective. Until management is able to ensure the effectiveness of the Company’s disclosure controls and procedures, the material weakness may materially adversely affect the Company’s ability to report accurately its financial information in a timely and reliable manner. If we fail to maintain effective controls over financial reporting in the future, it could result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis and which may adversely affect our financial statements.

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

Because of the relative importance of our largest customers and the high degree of concentration with OEMs in the off-highway markets, our business is exposed to a high degree of risk related to customer concentration. Our top five customers represented 55.4% of net sales in 2011. None of our top customers are obligated to continue to produce the engines which require our products or renew contracts with us when they expire. A substantial decrease in orders from any of our large customers could have a material adverse effect on us. Even if we maintain our relationships, net sales concentration as a result of these relationships increases the potential impact to our business that could result from any changes in the economic terms of that relationship. Any change in our relationships could have a material impact on our financial position and results of operations. Any changes could, for example, result in decreased sales. Relationships with our customers for the development of new products are also important, and our net sales will be significantly diminished if we fail to maintain these prospective development relationships. In addition, because our customer base is highly concentrated and the maintenance of these relationships is of significant importance to us, from time to time we may find it necessary to allow price reductions as to certain of our products. If we were unable to reach agreement on pricing with one or more of our major customers, or if we were forced to accept an economic arrangement in which pricing was materially lower than in our past experience, our sales and profitability would be materially harmed.

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

Our business is subject to the risk of price fluctuations and periodic delays in the delivery of certain raw materials, including steel and aluminum. For example, the domestic steel industry has experienced substantial financial instability due to numerous factors, including energy costs and the effect of foreign competition. In addition, the recent general global economic downturn, or a deterioration in the global economy, may create an imbalance in the supply and demand for many of the purchased components and raw materials used. Any material long-term increase in the price of one or more of our raw materials could have an adverse impact on our cost of sales. In addition, a failure by our suppliers to continue to supply us with certain raw materials on commercially reasonable terms due to uneven supply and demand could have a material adverse effect on us. Our exposure to this risk will increase as our reliance on outside suppliers’ increases, as is the case in our recent actions to outsource certain manufacturing operations to achieve cost reductions.

Our international operations are subject to uncertainties that could adversely affect our operating results.

Our business is subject to certain risks associated with doing business internationally. Approximately 53.8% of our net sales in 2011 were derived from products sold outside of the United States. In addition, we operate three manufacturing facilities outside of the United States. Accordingly, our future results could be harmed by a variety of factors associated with foreign operations, including:

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

A portion of our active and retired employees participate in defined benefit pension plans. As of December 31, 2011, the fair value of assets of our pension plan was less than the projected benefit obligation of the plan. The Company is obligated to provide the required levels of benefits regardless of the value of the underlying assets, if any, of the applicable pension plan. These underlying assets are subject to investment risk and market fluctuation which may require additional cash contributions from us to pay benefits which could have an adverse material impact on our ability to generate sufficient cash to invest in the growth of the business.

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

We periodically make capital investments to, among other things, launch new products, maintain and upgrade our facilities and enhance our production processes. Additionally, as our business grows, we may have to incur capital expenditures to increase capacity. We may also incur significant capital expenditures to make changes to products in order to comply with evolving emissions standards and regulations. We believe that we will be able to fund these expenditures through cash flow from operations and borrowings under our senior secured credit facilities in the U.S. and borrowings from local financial institutions in the other countries in which we operate. However, we may not have or be able to obtain adequate funds to make all necessary capital expenditures when required, or the amount of future capital expenditures may be materially in excess of our anticipated or current expenditures. If we are unable to make necessary capital expenditures, our product line may become dated, our productivity may be decreased and the quality of our products may be adversely affected, which, in turn, could reduce net sales and profitability.

Compliance with changing corporate governance regulations and public disclosures may result in additional risks and exposure.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including new regulations from the SEC, are creating uncertainty for public companies such as ours. These laws, regulations, and standards are subject to varying interpretations in many cases and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our efforts to comply with evolving laws, regulations, and standards have resulted in, and are likely to continue to result in, increased selling, general, and administrative expenses and an increase of our management’s time and attention.

Holdings is solely responsible for paying certain promissory notes it issued and since it has no independent operations and its subsidiaries are restricted up to a certain limit from making distributions to Holdings, Holdings may be unable to repay the notes.

On December 20, 2004, Holdings issued $100 million of senior discount notes (the “Discount Notes”) due in 2015. The Discount Notes bear interest at a stated annual rate of 12%. The Discount Notes are unsecured senior obligations of Holdings and are subordinated to all existing and future senior indebtedness. The Discount Notes are not guaranteed by any of Holdings’ subsidiaries and are effectively subordinated to all of Stanadyne’s secured debt. Holdings has no independent financial resources of its own. The indenture governing Stanadyne’s senior subordinated notes limits the amount of dividends that can be paid to an amount calculated under a Restricted Payments Basket (as defined by the terms of the indenture) (“RP Basket”). Holdings relies on dividends from SIHC which are received from Stanadyne to make semi-annual interest payments on its senior discount notes. Failure to make these interest payments would result in an event of default under the terms of the senior discount notes. Kohlberg has advised Holdings that it will provide financial assistance to Holdings, to the extent necessary, in meeting the semi-annual interest payments that will be due over the next twelve months. If necessary, Kohlberg will provide Holdings with an equity infusion of up to $6 million, although management believes that such full amount will not be required during this period. Should Kohlberg be unable to provide this financial assistance to Holdings and the amounts available in the RP Basket not be sufficient to allow dividends from SIHC which are received from Stanadyne to pay the interest on Holdings senior discount notes, an event of default would occur.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 1, 2012, SIHC was the holder of record of all the outstanding shares of common stock, par value, $.01 per share, of Stanadyne (the “Stanadyne Common Stock”). Also as of March 1, 2012, Holdings was the holder of record of all the outstanding shares of common stock, par value, $.01 per share, of SIHC (the “SIHC Common Stock”). There is no established trading market for the Stanadyne Common Stock or the SIHC Common Stock. Stanadyne is restricted in the amount of dividends it can pay under the covenants of its subordinated note indenture and revolving credit agreements. Stanadyne does not have any compensation plans under which its equity securities are authorized for issuance.

As of March 1, 2012, Holdings is authorized by its Certificate of Incorporation to issue 150,000,000 shares of common stock, par value $.01 per share (“Holdings Common Stock”), of which 105,652,581 shares were outstanding. Holdings is restricted from paying dividends under the covenants of its Discount Notes indenture. A group of investors led by Kohlberg and current and retired members of management of the Company, totaling 32 holders, own substantially all of Holdings Common Stock. There is no established trading market for Holdings Common Stock.

Stanadyne has paid cash dividends to SIHC which in turn paid dividends to Holdings in order for Holdings to service its debt. These dividends were in compliance with the terms of the U.S. Revolver and the indenture governing the Notes. Stanadyne would expect to continue to pay dividends used to service Holdings’ debt to the extent permitted by the terms of the U.S. Revolver and the indenture governing the Notes. Holdings does not regularly pay or declare cash dividends.

Holdings created the KSTA Holdings, Inc. 2004 Equity Incentive Plan (“Option Plan”), which provides for the grant of non-qualified stock options to certain key employees and/or directors of the Company. The following table sets forth information regarding the Option Plan as of December 31, 2011. Holdings’ stockholder-approved Option Plan is described further in Note 16 of the Notes to Consolidated Financial Statements contained in Item 8 of this Report.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	14,178,150	(1)	$0.49	1,078,670

Equity compensation plans not approved by security holders	None		Not applicable	Not applicable

Total	14,178,150	(1)	$0.49	1,078,670

(1)	Consists of 3,008,750 vested outstanding exercisable options and 11,169,400 unvested outstanding options.

On May 31, 2012, Holdings granted one employee options to purchase 400,000 shares of Holdings Common Stock at an exercise price of $0.47 per share. The options granted vest ratably annually over a four-year period from the date of grant, are subject to the achievement of various performance benchmarks and expire ten years from the date of grant. Holdings issued such shares and granted such options in reliance upon the exemption from the registration requirements of the Securities Act of 1933 as amended, under Section 4(2) of the Securities Act.

In claiming the exemption under Section 4(2), Holdings relied in part on the following facts: (1) the offers and sales involved one employee; (2) the employee has access to information regarding Holdings and Stanadyne; (3) the employee represented that he (a) had the requisite knowledge and experience in financial and business matters to evaluate the merits and risk of an investment in Holdings; (b) was able to bear the economic risk of an investment in Holdings; (c) acquired the shares for his own account in a transaction not involving any general solicitation or general advertising, and not with a view to the distribution thereof; and (4) a restrictive legend was placed on each certificate or other instrument evidencing the shares and options.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated historical financial and operating data of the Company and its subsidiaries for the five years ended December 31, 2011. The selected consolidated financial data were derived from the consolidated financial statements of the Company for the years ended December 31, 2011, 2010, 2009, 2008 and 2007. The data presented below should be read in conjunction with the Company’s consolidated financial statements and the related footnotes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” (dollars in thousands)

		Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
STANADYNE HOLDINGS, INC.

Statement of Operations Data:
Net sales		$245,761	$250,593	$185,848	$280,473	$292,410
Cost of goods sold		187,459	177,380	139,031	203,524	221,776

Gross profit		58,302	73,213	46,817	76,949	70,634
Selling, general and administrative expenses	(a)	47,386	52,361	37,760	42,601	33,510
Goodwill impairment	(b)	—	—	6,547	—	—

Operating income		10,916	20,852	2,510	34,348	37,124
Interest expense and other, net		(32,100)	(30,800)	(29,726)	(28,952)	(28,145)

(Loss) income before income tax expense (benefit)		(21,184)	(9,948)	(27,216)	5,396	8,979
Income tax expense (benefit)	(c)	11,316	38	(3,510)	3,135	9,670

Net (loss) income from continuing operations		(32,500)	(9,986)	(23,706)	2,261	(691)
Non-controlling interest in loss (income) of consolidated subsidiary		334	1,508	886	47	(76)

(Loss) income from continuing operations attributable to stockholders		$(32,166)	$(8,478)	$(22,820)	$2,308	$(767)

Balance Sheet Data (at year end):
Property, plant and equipment, net		$74,528	$80,023	$78,860	$80,933	$93,037
Total assets		367,467	382,072	378,828	418,859	434,757
Long-term debt and capital leases (including current portion)		285,851	276,984	267,497	273,530	268,937
Total (deficit) equity		(47,319)	1,245	13,713	30,799	48,646
Ratio of earnings to fixed charges (See Exhibit 12)		(d )	(d )	(d )	1.2	1.3

(a)	2007 included a curtailment gain of $9.1 million related to an amendment to a Company pension plan effective March 31, 2007.
(b)	In the fourth quarter of 2009, the Company recorded a goodwill impairment charge of $6.5 million related to its Stanadyne, SpA reporting unit. Refer to Note 6 of the Consolidated Financial Statements included at Item 8 of this Annual Report for additional information.
(c)	In 2007, the Company recorded a $4.0 million valuation allowance on certain deferred tax assets at its wholly owned subsidiary, Stanadyne, SpA and in 2011 reversed $1.9 million of the valuation allowance related to current year utilization of net operating losses and the passage of new tax legislation in Italy. Also in 2011, the Company recorded a $19.1 million valuation allowance at Stanadyne Holdings, Inc. Refer to Note 14 of the Consolidated Financial Statements included at Item 8 of this Annual Report for additional information.
(d)	In 2011, 2010 and 2009, ratios are not presented as such amounts were lower than 1.0. The deficiency of earnings at Stanadyne Holdings, Inc. was $21,184, $9,948 and $27,216 during the years ended December 31, 2011, 2010 and 2009, respectively.

The Holdings revision for periods prior to 2009 is described in Note 2 of the Consolidated Financial Statements included in this Annual Report at Item 8. For 2008, 2007 and 2006 selling, general and administrative expenses were overstated by $132, $393, and $712, respectively, while operating income and income before income tax expense (benefit) were each understated by $132, $393, and $712, respectively. For 2008 and 2007 income tax expense was understated by $49 and $145, respectively and for 2006, income tax benefit was overstated by $131. Finally, for 2008 and 2007 net income and income attributable to stockholders were understated by $83 and $248, respectively, and for 2006, net loss and loss attributable to stockholders was overstated by $581. Retained earnings (deficit) for 2007-2010 included in total (deficit) equity have been revised accordingly.

ITEM 6.	SELECTED FINANCIAL DATA - (Continued)

			Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
STANADYNE CORPORATION

Statement of Operations Data:
Net sales			$245,761	$250,593	$185,848	$280,473	$292,410
Cost of goods sold			187,459	177,380	139,031	203,524	221,776

Gross profit			58,302	73,213	46,817	76,949	70,634
Selling, general and administrative expenses	(a	)	47,278	52,303	37,700	42,539	33,465
Goodwill impairment	(b	)	—	—	6,547	—	—

Operating income			11,024	20,910	2,570	34,410	37,169
Interest expense and other, net			(19,840)	(18,539)	(17,973)	(18,497)	(18,849)

(Loss) income before income tax expense			(8,816)	2,371	(15,403)	15,913	18,320
Income tax (benefit) expense	(c	)	(4,260)	3,300	(204)	6,052	12,052

Net (loss) income from continuing operations			(4,556)	(929)	(15,199)	9,861	6,268
Non-controlling interest in loss (income) of consolidated subsidiary			334	1,508	886	47	(76)

(Loss) income from continuing operations attributable to stockholder			$(4,222)	$579	$(14,313)	$9,908	$6,192

Balance Sheet Data (at year end):
Property, plant and equipment, net			$74,528	$80,023	$78,860	$80,933	$93,037
Total assets			366,587	380,998	377,494	417,105	432,705
Long-term debt and capital leases (including current portion)			185,851	176,984	167,496	180,496	186,137
Total equity			61,824	88,141	103,495	111,915	122,062
Ratio of earnings to fixed charges (See Exhibit 12)			(d )	1.1	(d )	1.8	1.9

(a)	2007 included a curtailment gain of $9.1 million related to an amendment to a Company pension plan effective March 31, 2007.
(b)	In the fourth quarter of 2009, the Company recorded a goodwill impairment charge of $6.5 million related to its Stanadyne, SpA reporting unit. Refer to Note 6 of the Consolidated Financial Statements included at Item 8 of this Annual Report for additional information.
(c)	In 2007, the Company recorded a $4.0 million valuation allowance on certain deferred tax assets at its wholly owned subsidiary, Stanadyne, SpA and in 2011 reversed $1.9 million of the valuation allowance related to current year utilization of net operating losses and the passage of new tax legislation in Italy. Refer to Note 14 of the Consolidated Financial Statements included at Item 8 of this Annual Report for additional information.
(d)	In 2011 and 2009, the ratios are not presented as such amounts were lower than 1.0. The deficiency of earnings at Stanadyne Corporation was $8,816 and $15,403 during the year ended December 31, 2011 and 2009, respectively.

The Stanadyne revision for periods prior to 2009 is described in Note 2 of the Consolidated Financial Statements included in this Annual Report at Item 8. For 2008, 2007 and 2006 selling, general and administrative expenses were overstated by $132, $393, and $712, respectively, while operating income and income before income tax expense were each understated by $132, $393, and $712, respectively. For 2008, 2007 and 2006 income tax expense was understated by $49, $145, and $131, respectively. Finally, for 2008, 2007 and 2006 net income and income attributable to stockholders were understated by $83, $248, and $581, respectively. Retained earnings for 2007-2010 included in total equity have been revised accordingly.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table displays performance details for the periods shown (dollars in thousands).

	Year Ended December 31,
	2011		2010		2009
	$	%	$	%	$	%
STANADYNE HOLDINGS, INC.

Net sales	245,761	100.0	250,593	100.0	185,848	100.0
Cost of goods sold	187,459	76.3	177,380	70.8	139,031	74.8
Gross profit	58,302	23.7	73,213	29.2	46,817	25.2
Selling, general and administrative expenses	43,692	17.8	48,451	19.3	33,761	18.2
Amortization of intangibles	2,944	1.2	3,160	1.3	3,249	1.7
Management fees	750	0.3	750	0.3	750	0.4
Goodwill impairment			—	—	6,547	3.5
Operating income	10,916	4.4	20,852	8.3	2,510	1.4
Net loss attributable to stockholders	(32,166)	(15.8)	(8,478)	(3.4)	(22,820)	(12.3)

	Year Ended December 31,
	2011		2010		2009
	$	%	$	%	$	%
STANADYNE CORPORATION

Net sales	245,761	100.0	250,593	100.0	185,848	100.0
Cost of goods sold	187,459	76.3	177,380	70.8	139,031	74.8
Gross profit	58,302	23.7	73,213	29.2	46,817	25.2
Selling, general and administrative expenses	43,584	17.7	48,393	19.3	33,701	18.1
Amortization of intangibles	2,944	1.2	3,160	1.3	3,249	1.7
Management fees	750	0.3	750	0.3	750	0.4
Goodwill impairment			—	—	6,547	3.5
Operating income	11,024	4.5	20,910	8.3	2,570	1.4
Net (loss) income attributable to stockholder	(4,222)	(1.7)	579	0.2	(14,313)	(7.7)

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

Business in 2011 continued to reflect strong customer demand for our diesel fuel system products used in the agriculture, construction and industrial equipment markets. Inefficiencies related to the relocation of our U.S. manufacturing operations continued to be the most significant operational factor through the year, limiting diesel fuel pump component production and constraining sales to both our OEM and service customers, resulting in sizeable past due order backlogs at the end of the year. These inefficiencies were largely limited to production in our rotary fuel pump operations, while production of our filtration and fuel injector products continued with little interruption. Production in our recently expanded facilities in China and India steadily increased during 2011, supplying diesel fuel injection equipment to both the local markets and component exports back to our factories in the U.S.

Sales by Category

(dollars in millions)

	OEM Sales	%	Service Sales	%	Total Sales	%
2010	$135.3	54.0	$115.3	46.0	$250.6	100.0
2011	135.7	55.2	110.1	44.8	245.8	100.0

Change	$0.4	0.3	(5.2)	(4.5)	(4.8)	(1.9)

Net sales for 2011 totaled $245.8 million, reflecting a decrease of $4.8 million or 1.9% when compared to sales for 2010. Although customer demand was higher in 2011 from most of our OEM and service customers, production constraints for components used in our diesel fuel pumps limited our sales of those products. Two notable exceptions to the higher customer demand in 2011 were $5.0 million lower sales to General Engine Products, Inc. (“GEP”) due to declining demand for our fuel pumps used in the High Mobility Multi-Wheeled Vehicles (“HMMWV’s”) used by the military and $17.1 million lower sales of our gasoline direct injection pumps to Daimler-Benz (“Daimler”) resulting from the completion of the supply contract late in 2010. We are working on other direct injection gasoline pump programs to address a growing demand for these high pressure fuel systems that are well aligned with our engineering capabilities. The first of these new programs, a high pressure gasoline fuel pump for General Motors, is expected to start production in 2013.

Our five year commercial agreement with Deere & Company (“Deere”) expired on October 31, 2011. Stanadyne and Deere agreed that the expired long-term agreement format would not allow enough flexibility to address the changing nature of the global markets demand for diesel fuel injection equipment. Consequently, both parties agreed not to renew a long-term agreement at this time and to continue the long-standing commercial relationship on terms similar to those in the prior agreement.

Operating income in 2011 was $11.0 million and 4.5% of sales, representing a decrease of $9.9 million and 47.3% from 2010, due primarily to $9.4 million in added costs and inefficiencies in 2011 related to the realignment of the Company’s global manufacturing capacity and the temporary impact it has had on our U.S. manufacturing activities – specifically, higher costs for labor, overtime, scrap, supplies, and transportation of materials. Management initiated a detailed corrective action plan in the second half of 2011, aided by outside consultants, targeted to increase production output of diesel fuel pump components and reduce operating costs. Expanded operations in our Changshu, China and Chennai, India locations were fully operational by mid-2011, and we will complete relocation of additional manufacturing capacity from the U.S. to China and India as necessary. We have repositioned our manufacturing base to capitalize on growing business opportunities around the world.

Although liquidity was sufficient to fund operations during 2011, the Company’s cash flows from operations were adversely affected by inefficiencies related to our reorganization activities. During 2011, we increased the size of our U.S.-based revolving credit agreement with Wells Fargo from $30.0 million to $55.8 million, with availability at December 31, 2011 of $38.3 million, after reflecting $8.0 million of borrowings and $4.5 million used for standby letters of credit. Refer to “Liquidity and Capital Resources” for further information regarding our liquidity. We believe that this added available liquidity will assist in our growth over the next few years.

2011 COMPARED TO 2010

Net Sales. Net sales for 2011 totaled $245.8 million and were $4.8 million, and 1.9 % less than sales of $250.6 million for 2010. Included in the 2011 sales was an unfavorable currency translation effect of less than 1.0%. This year-to-year sales decrease was due primarily to $5.0 million less sales to GEP (reflecting declining demand for fuel pumps used on the U.S. military HMMWV) and $17.1 million lower sales to Daimler (due to the completion of the contract for supply of gasoline direct injection pumps in late 2010). Sales to most of our other customers were higher in 2011 when compared to 2010, although diesel fuel pump sales were limited during 2011 due to production difficulties in our U.S. factories related to the relocation of manufacturing operations from our Connecticut to North Carolina plants.

Sales by Customer

(dollars in millions)

	2011	2010	$ Change	% Change
OEM Sales	$135.7	$135.3	$0.4	0.3%
Service Sales	110.1	115.3	(5.2)	(4.5%)

Total Sales	$245.8	$250.6	$(4.8)	(1.9%)

OEM sales represented 55% of our total sales in 2011 as compared to 54% in 2010. The increase in our 2011 OEM business was broad-based, with higher sales to most customers, with only few exceptions, however production difficulties in our U.S. plants limited supply of fuel pump components to the OEM markets. Increased demand from our largest customer, Deere, for products used in their agriculture, construction and forestry equipment as well as utility tractors resulted in $6.8 million higher sales in 2011 than the prior year. Sales to our other OEM customers including, Caterpillar, AGCO SISU POWER (“SISU”), Perkins Engines Co. Ltd. (“Perkins”), Lombardini SRL, Iveco S.p.A., Case New Holland and J C Bamford Excavators Ltd. were collectively $15.7 million higher in 2011 as compared to the prior year. There were two major exceptions to the generally higher levels of OEM sales in 2011. First, in late 2010, we completed the contract to supply our high pressure gasoline pump to Daimler, resulting in $17.1 million lower sales in 2011. Second, declining demand for fuel pumps used on the U.S. military HUMMWV resulted in $5.1 million lower sales to GEP in 2011.

Sales to the service markets represented 45% of our total sales in 2011 as compared to 46% in 2010. Demand for products from our service customers was strong during 2011 but production difficulties in our U.S. plants limited supply of fuel pump components to the service markets. Service sales in 2011 to Deere were $1.2 million lower than 2010. Sales to our independent distribution network in 2011 were only $0.1 million less than the prior year, however the past due order backlog was approximately $5.0 million at the end of 2011, again reflecting the production constraints for fuel pump components during the year.

Sales by major product line in 2011, when compared to 2010, were lower for high pressure gasoline fuel pumps, diesel fuel pumps for the HUMMWV, diesel fuel injectors and Precision Components & Assembly (“PCA”) products and higher for diesel fuel pumps and filtration products.

Cost of Goods Sold and Gross Profit. Cost of goods sold totaled $187.5 million and 76.3% of net sales in 2011, compared to $177.4 million and 70.8% of net sales in 2010. Gross profit totaled $58.3 million and 23.7% of net sales in 2011, compared to $73.2 million and 29.2% of net sales in 2010. This $14.9 million decrease in gross profit was due to the following increases and decreases in 2011 cost of goods sold when compared to 2010:

Decreases in gross profit -
Higher manufacturing inefficiencies	-$	9.4 million
Higher factory overhead costs	-$	5.6 million
Lower sales volume and unfavorable market/product mix	-$	2.6 million
Higher LIFO inventory expense	-$	1.7 million
Increases in gross profit -
Lower depreciation expense	+$	1.9 million
Lower performance bonus expense	+$	1.3 million
Lower Windsor employee retention bonus	+$	1.2 million

Manufacturing inefficiencies in our U.S. operations, primarily caused by the large-scale equipment relocation in late 2010 from the Windsor, Connecticut plant to the North Carolina manufacturing plants, resulted in $9.4 million of additional costs in 2011. The disruption in our U.S. operations was primarily limited to the manufacture of our diesel fuel pump product line. Most of the equipment was re-installed and re-qualified for production in the first quarter of 2011, resulting in additional costs for labor inefficiencies, scrap and equipment maintenance. Production output stabilized and increased in the second quarter of 2011, although operating efficiencies were not at the pre-move levels. Operations in the third quarter of 2011 continued to demonstrate improving trends for output and cost. Operations in the fourth quarter faced new challenges when critical equipment in the Jacksonville, North Carolina plant required repair and again increased manufacturing inefficiencies and limited production.

Factory overhead costs increased $5.6 million in 2011 when compared to 2010, including $3.1 million higher overhead in support of the expanded production activities in our international operations during the year. Factory overhead in our U.S. operations increased $2.5 million in 2011, due primarily to added costs for building maintenance and other factory support for the equipment moved from Connecticut to North Carolina.

The lower sales volumes and changes in product mix in 2011 resulted in $2.6 million lower gross profit when compared to 2010.

Cost increases in our U.S. supply chain and manufacturing operations during 2011 required an increase to the LIFO inventory reserve and resulted in $1.7 million greater LIFO expense in 2011 when compared to 2010.

Depreciation expense was $1.9 million lower in 2011 as compared to 2010 due to accelerated depreciation in 2010 for certain assets identified as no longer being used and, to a lesser extent, certain equipment acquired in 2004 becoming fully depreciated.

We did not achieve the EBITDA level in 2011 required by our performance bonus plan. As a result, there was no amount incurred for performance bonus expense in 2011 as compared to $1.3 million incurred in 2010.

Employee severance cost accrued in 2011 (related to the completion bonus paid to Windsor, Connecticut employees terminated as a result of the consolidation of U.S. manufacturing operations) was $1.2 million less in 2011 when compared to 2010.

Selling, General and Administrative Expenses (“SG&A”). SG&A totaled $43.6 million or 17.7% of net sales in 2011, as compared to $48.4 million or 19.3% of net sales in 2010.

Costs related to the consolidation of our U.S. manufacturing operations totaled $4.3 million less in 2011 as compared to 2010, reflecting lesser amounts paid for equipment relocation, training and salaries for management of the reorganization process. Costs associated with the expansion of our operations in China totaled approximately $0.6 million less in 2011 as compared to 2010. SG&A costs were also lower in 2011 because we did not achieve the EBITDA level required by our performance bonus plan. As a result, there was no amount incurred for performance bonus expense in 2011 as compared to $1.5 million incurred in 2010. Professional fees were $1.5 million less in 2011, primarily due to the high costs incurred in 2010 for consulting fees to assist in the integration of our IT software with our international subsidiaries, and fees related to the restatement of the Company’s consolidated financial statements as of and for the years then ended December 31, 2007 and 2008. Costs increased in 2011 when compared to 2010 by $0.9 million for administrative salaries and benefits. Research and development costs increased by $2.9 million primarily due to added engineering development of the Company’s high pressure gasoline and diesel common rail fuel systems. This added engineering cost was partially offset by $2.2 million additional customer funding for these development programs in 2011 compared to 2010. Costs for freight on sales to customers were also $1.8 million higher in 2011 when compared to 2010 due to premium transportation costs for late shipments from our factories.

Amortization of intangible assets totaled $2.9 million in 2011 and $3.2 million in 2010. This reduction in 2011 amortization expense was due to certain intangible assets becoming fully amortized in 2010.

The Company incurred management fees of $0.8 in 2011 and 2010, payable to Kohlberg & Company L.L.C. for management services provided.

Operating Income. Operating income for Stanadyne in 2011 totaled $11.0 million and 4.5% of net sales and was $9.9 million less than operating income of $20.9 million and 8.3% of net sales in 2010. This decrease in operating income was due to $14.9 million lower gross profit in 2011 driven by significant amounts incurred for reorganization of our U.S. manufacturing operations, partially offset by $4.5 million lower SG&A expense and $0.3 million lower amortization expense. Operating income for Holdings in 2011 was $0.1 million less than for Stanadyne due to additional SG&A costs.

Income tax (benefit) expense. Income tax benefit for Stanadyne in 2011 totaled $4.3 million and 48.3% of pre-tax loss versus an income tax expense of $3.3 million and 139.2% of pre-tax income in 2010. In 2011, the valuation allowance previously established for SpA was partially released due to the current year utilization of net operating loss carry forwards as well as a change in the fiscal regulations that made the future tax benefits from prior year operating losses permanent. This change resulted in a tax benefit of $1.9 million in 2011. Also, the effective income tax rates differ from the amount computed by applying the U.S. statutory rate of 35% to pre-tax income (loss) in 2011 and 2010 because income tax provisions incurred in jurisdictions where Stanadyne generated income and losses, respectively, before income taxes which were not significantly offset by income tax benefits in jurisdictions where Stanadyne incurred losses before income taxes.

Income tax expense for Holdings in 2011 totaled $11.3 million and (53.4)% of pre-tax loss versus an income tax expense of less than $0.1 million and (0.4)% of pre-tax loss in 2010. Holdings established a full valuation allowance at the end of 2011 for $19.1 million of deferred tax assets as it determined that it was more likely than not that these deferred tax assets would not be realized. Factors considered by Holdings in this determination included losses incurred in recent periods. The effective income tax rates also differ from the amount computed by applying the U.S. statutory rate of 35% to the pre-tax income (loss) in 2011 and 2010 primarily because income tax provisions incurred in jurisdictions where Holdings generated income and losses, respectively, before income taxes which were, due to valuation allowances, not significantly offset by income tax benefits in jurisdictions where Holdings incurred losses before income taxes. Further, a percentage of Holdings interest expense is not deductible for income tax purposes.

Net (Loss) Income. Net loss for Stanadyne in 2011 totaled $4.2 million or 1.7% of net sales as compared to net income in 2010 of $0.6 million or 0.2% of net sales. This $4.8 million decrease in net income was due to $10.1 million lower operating income, as well as $1.1 million higher net interest expense on higher levels of debt and $1.2 million lower loss attributable to the non-controlling interest in Stanadyne Amalgamations Private Limited (“SAPL”) in 2011, partially offset by $7.6 million lower income taxes.

Net loss for Holdings in 2011 was $27.9 million more than for Stanadyne due to $12.3 million of additional net interest expense on Holdings’ senior discount notes, as well as $15.6 million in higher income tax expense driven by the $19.1 million valuation allowance.

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

OEM sales represented 54.0% of our total sales in 2010 as compared to 47.8% in 2009. The increase in our 2010 OEM business was broad-based, with higher sales to most customers, with only few exceptions, as the global economic recession receded for construction, agricultural and industrial equipment. Increased demand from our largest customer, Deere, for products used in their construction and forestry equipment as well as utility tractors resulted in $15.4 million higher sales in 2010 than the prior year. Higher demand from our other major OEM customers, including Caterpillar, Cummins, SISU , Ford Motor Company (“Ford”), Perkins , Lombardini SRL, Iveco S.p.A., Case New Holland and J C Bamford Excavators Ltd. combined for a $24.3 million increase in 2010 sales as compared to the prior year. Sales of our high pressure gasoline pump to Daimler totaled $17.4 million in 2010, an increase of $5.6 million as compared to the same period a year ago. Our contract with Daimler concluded in the fourth quarter of 2010 as originally scheduled, and Stanadyne will continue to supply high pressure gasoline pumps to the service markets. The only significant exception to the stronger year OEM sales results was a $6.3 million decrease in sales to GEP, due to declining demand for fuel pumps used in the military HMMWV.

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

Increases in gross profit -
Higher sales volume and market/product mix	+$	30.9million
Lower depreciation expense	+$	4.8 million
Decreases in gross profit -
Higher factory expansion and overhead expenses	-$	5.2 million
Higher 2010 performance bonus	-$	2.9 million
Overhead labor increases	-$	1.1 million
Windsor employee retention bonus	-$	0.1 million

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

The reorganization of our North American operations announced in the second quarter of 2009 resulted in the closure of the manufacturing plant in our Windsor, Connecticut location in 2011. We provided a retention bonus to employees of that location to continue working until their jobs were eliminated. The aggregate amount of these bonuses was approximately $2.5 million of which $1.2 million was expensed in 2010 compared to $1.1 million expensed in 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash and cash equivalents on hand, which totaled $1.8 million on December 31, 2011, and cash flows from operations, supplemented as needed by our short-term financing arrangements described below. Cash equivalents as of December 31, 2011 consisted of commercial paper and certificates of deposit.

Our revolving credit agreement with Wells Fargo Capital Finance, LLC (“U.S. Revolver”) provides for borrowings based on Availability of eligible collateral, as defined, and is secured by all Stanadyne and

SIHC U.S.-based assets, a pledge of 65% of Stanadyne’s stock in SpA, SAPL, and Stanadyne Changshu Corp. (“SCC”), as well as a $20.8 million guarantee from certain investors and primary equity holders managed by Kohlberg Management IV, L.L.C. There were four amendments to the U.S. Revolver and related facilities during 2011 and through March 2012. First, on March 25, 2011, the Company and Wells Fargo amended the U.S. Revolver to provide for terms and conditions that reflected current market offerings for similar asset-based lending arrangements. The effect of this amendment reduced the cost of borrowing, increased the amount of eligible collateral and extended the term of the U.S. Revolver by one year to August 13, 2014. Second, on September 26, 2011, the Company and Wells Fargo amended the U.S. Revolver to increase the maximum amount available under the agreement from $30.0 million to $35.0 million, based on an increase in the EXIM guaranteed sub-facility from $10.0 million to $15.0 million. Third, on December 16, 2011, the Company and Wells Fargo again amended the U.S. Revolver to increase the maximum amount available under the agreement from $35.0 million to $55.8 million by adding a Guaranteed Facility for $20.8 million, and changed the expiration date for the U.S. Revolver to April 30, 2014 from August 13, 2014. Fourth, on March 28, 2012, the Company and Wells Fargo amended the U.S. Revolver to allow the Company to permanently reduce the amount of available credit under the Guaranteed Facility, in increments of $1.0 million, with a 10 day notice. Such actions would be taken at the direction of Kohlberg in the event equity infusions are made to Holdings. There was $8.0 million outstanding under the U.S. Revolver as of December 31, 2011, with additional Availability of $38.2 million, based on eligible collateral and after considering $4.5 million used for standby letters of credit and other limitations related to inventory and accounts receivable.

We also occasionally utilize capital leasing and, for our foreign operations in China, Italy and India, maintain a combination of overdraft, bankers acceptance, working capital and term loan facilities with local financial institutions on an as-needed basis.

Indebtedness for Stanadyne as of December 31, 2011 totaled $183.9 million and was comprised of $160.0 million of Notes, $8.7 million in foreign overdraft and revolving credit facilities, $8.0 million borrowed under the U.S. Revolver, $1.2 million of SAPL debentures and $6.0 million in foreign term loans. The U.S. Revolver is not subject to financial covenants unless the availability of funds is less than $4.0 million, when it is then subject to a ratio of earnings to fixed charges covenant.

Indebtedness for Holdings as of December 31, 2011 totaled $283.9 million, comprised of the same debt balances for Stanadyne, plus an additional $100.0 million of Discount Notes. The Discount Notes accreted to their full face value in August 2009. The 12% coupon is payable semi-annually and payments have been made in February and August each year utilizing the proceeds of $6.0 million of dividends received in the first and third quarters of 2011 and 2010. These dividends were in compliance with the terms of the U.S. Revolver and the indenture governing the Notes.

Our financial position, results of operations and cash flows have been and may continue to be adversely affected by our reorganization activities, the global recession, significant volatility in the worldwide capital, credit and commodities markets, concerns about inflation, lower corporate profits and increased capital spending. Holdings incurred net losses in each of the last three years and negative cash flows from operations in 2010 and 2011. Stanadyne incurred a net loss in 2009 and again in 2011 and negative cash flows from operations in 2011. Holdings and Stanadyne are both highly leveraged with total debt of $283.9 million and $183.9 million, respectively, outstanding at December 31, 2011. Holdings relies on dividends paid by Stanadyne to SIHC which are in turn paid to Holdings to make semi-annual interest payments on the Discount Notes. Failure to make these interest payments would result in an event of default under the terms of the Discount Notes. Kohlberg has advised Holdings that it will provide financial assistance to Holdings, to the extent necessary, in meeting the semi-annual interest payments that will come due during the next twelve months. If necessary, Kohlberg will provide Holdings with an equity infusion of up to $6 million, although management believes that such full amount will not be required during this period. The Company believes that with cash and cash equivalents on hand, availability under the U.S. Revolver, expected operating cash flow in 2012, limited financial assistance from Kohlberg, and ongoing liquidity initiatives, it has sufficient liquidity over the next 12 months to meet its obligations. However, the factors described above create potential uncertainty, and we will continually monitor our revenues and operating cash flow against expectations. In the event the Company’s forecasts to generate sufficient operating cash flow are not realized, the Company may need to reduce headcount, reduce other spending, reduce or delay capital investments and product development, incur more indebtedness, restructure existing indebtedness, or raise additional equity capital, or a combination of these items, which may have a further negative impact on its business, results of operations, and cash flows. There can be no assurances that such additional indebtedness will be available on favorable terms or at all. In addition, our current debt agreements limit our ability to incur additional indebtedness, so our ability to borrow additional money may be limited by our debt holders or by conditions in the credit markets

Cash Flows From Operating Activities. Stanadyne’s cash flows from operating activities were negative $6.9 million for the year ended December 31, 2011 as compared to positive $7.5 million for the year ended December 31, 2010.

The $14.4 million decrease in annual operating cash flow was due primarily to a $3.6 million increased net loss from 2010 to 2011, a $5.0 million increase in the use of cash from changes in asset and liability accounts (primarily working capital accounts), and an increase of $5.8 million in non-cash and other charges, including depreciation and amortization.

Changes in working capital accounts affecting our 2011 cash flows from operating activities included the following:

•

Negative cash flows from changes in accounts receivable were $2.8 million less in 2011, as customer receivables decreased proportionately with the lower levels of sales in 2011 as compared to 2010. Shorter payment terms from our U.S. customers in 2011 also contributed to the favorable year-over-year cash flow change. There were no significant credit risks in our customer accounts receivable at the end of 2011.

•

Cash flows from changes in inventory balances were $0.1 million more in 2011 than in 2010, with approximately $9.2 million cash consumed in higher inventory levels each year. Inventory turnover for Stanadyne for 2011 was only 5.1x as compared to 6.4x for 2010. Inventory increased in 2011 for the following major reasons:

•

We built temporary increases in inventory in order to meet customer delivery schedules while we moved equipment to different locations and established new sources for some parts from our external supply base. Most of these transition inventories were reduced late in the year.

•	We experienced increases in work-in-process inventories during 2011 due to difficulties adapting our materials planning and scheduling systems to the new consolidated manufacturing organization.

•	Implementation of changes to our global manufacturing organization in 2011 resulted in a $1.4 million increase in inventory in-transit between our various locations.

•	Increased business activity in our international operations during 2011 resulted in $4.3 million negative cash flows to support higher inventory levels.

•	Cash flows from changes in other current asset accounts consumed $1.5 million less cash in 2011 than in 2010, due primarily to changes in timing of deposits and annual prepaid expenses.

•

Cash flows from changes in accounts payable balances provided $1.0 million less cash in 2011 than in 2010. Accounts payable balances increased by $6.8 million in 2011, reflecting a higher value for purchased materials resulting from the outsourcing of components previously manufactured in our Windsor, Connecticut facility and extended payment terms to some of our supply base. Accounts payable balances increased by $7.8 million in 2010, reflecting the post-recession increase in our business.

•

Cash flows from changes in all other asset and liability accounts consumed $8.3 million more cash in 2011 than in 2010. This difference was due primarily to lower accruals for income taxes and pension expense as well as differences in timing of disbursements between the two periods, including a $6.5 million difference between amounts accrued for performance bonus plans in 2010, subsequently paid and no offsetting accrual in 2011.

Cash flows from operating activities for Holdings were $12.0 million less in 2011 than the amount reported for Stanadyne which was due to $12.0 million of interest payments made in 2011 for Holding’s $100.0 million Discount Notes.

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

Cash Flows From Investing Activities. Cash used in investing activities in 2011, 2010 and 2009, totaled $5.3 million, $14.9 million and $8.5 million, respectively, primarily reflecting our investment in capital equipment in each of those years.

Capital expenditures in all three years reflected investments in equipment to increase capacity, reduce costs, and improve quality, safety and ergonomics.

Capital expenditures of $1.3 million, $7.3 million and $3.1 million in 2011, 2010 and 2009, respectively, represented capital expenditures for equipment and leasehold improvements for the expansion of our manufacturing operations in India. The expanded operations in India support the manufacture of diesel fuel pumps for local customers and components for our assembly plants in the U.S. The balance of the capital expenditures in 2011, 2010 and 2009 reflected necessary investments in equipment to support our global operations in the U.S., China, and Italy.

Cash Flows From Financing Activities. Stanadyne’s cash flows from financing activities consumed cash of $2.8 million, $1.6 million and $16.9 million in 2011, 2010 and 2009, respectively.

Cash flows from financing activities in our U.S. operations in 2011 consumed $4.2 million in 2011: $8.0 million borrowed under the U.S. Revolver, offset by $12.0 million dividends paid and $0.2 million debt origination costs related to the modifications made to the U.S. Revolver.

Cash flows from financing activities in SAPL during 2011 included cash proceeds of $2.6 million net proceeds from increases in term loan and overdraft facilities, partially offset by payments of capital lease obligations totaling $0.1 million. Cash flows from financing activities in SpA included $0.5 million cash consumed to reduce overdraft borrowings and payments of capital lease obligations of $0.4 million. Cash flows from financing activities in SCC included a $0.1 million increase in overdraft borrowings and a decrease of $0.3 million in outstanding Bankers Acceptances used to finance working capital requirements.

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

Cash flows from financing activities in our U.S.-based operations in 2009 included reductions in term debt of $15.0 million. The terms of the expired senior credit facility related to excess cash flow generated in 2009, as defined, required reductions in term debt of $9.7 million. The remaining $5.3 million of term debt was prepaid in August 2009. There were no borrowings under the U.S. revolving credit lines as of December 31, 2009, which after reductions for outstanding letters of credit, provided available liquidity of $13.5 million. Financing cash flows in 2009 also included $1.2 million of payments of debt issuance costs related to establishing the U.S. Revolver.

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

Cash flows from financing activities for Holdings in 2011, 2010 and 2009 included the amounts reported for Stanadyne less the dividends Stanadyne paid, as well as $0.1 million in 2010 and $0.2 million in 2009 for the repurchase of its common stock due to the repurchase of shares of common stock from former management shareholders.

Pension Plans. We maintain a qualified defined benefit pension plan (the “Pension Plan”), which covers substantially all domestic hourly and salary employees and an unfunded nonqualified plan to provide benefits in excess of amounts permitted to be paid under the provisions of the tax law to participants in the Pension Plan. Effective March 31, 2007, Stanadyne amended the Pension Plan to freeze the Pension Plan with respect to all participants so that no future benefits will accrue after that date. As required by law, benefits already accrued as of such date were not affected. With respect to such benefits, participants continue to vest and all other retirement options, including early retirement reduction factors continue unchanged. The assets continue to be held in trust for participants until they retire. The accrual of benefits for certain executives participating in the Supplemental Retirement Benefit Plan is based on the accrual of benefits under the Pension Plan. Therefore, the freeze of the Pension Plan also resulted in the freeze of the Supplemental Retirement Benefit Plan.

The expected long-term rate of return on assets assumption is developed with reference to historical returns, forward-looking return expectations, the Pension Plan’s investment allocation, and peer comparisons. Stanadyne, with input from the Pension Plan investment advisor, selected an 8.0% expected return assumption which was used for determination of 2011 net periodic pension expense. The investment advisor analyzed actual historical returns and future expected returns of asset class benchmarks appropriate to the Pension Plan’s target investment allocation. The analysis also reflected asset return premiums anticipated as a result of active portfolio management, as appropriate for each benchmark asset class. Based on these considerations, Stanadyne used an expected long-term rate of return assumption of 8.0% for 2011 and 2010. Since the expected return on assets assumption is long-term in nature, changes in this assumption are made less frequently than changes in the discount rate assumption.

The discount rate used to value the pension obligation was developed with reference to a number of factors, including the current interest rate environment, benchmark fixed-income yields, peer comparisons, and expected future pension benefit payments. A discount rate of 5.5 % established for December 31, 2011 reflects a reduction of 0.5% from the 6.0% rate used at December 31, 2010. The discount rate selected is consistent with the market yields on high quality fixed income securities between December 31, 2010 and December 31, 2011. We use a weighted-average of the Moody’s Baa and Aaa rates as a key reference point for discount rate selection. In selecting the discount rate assumption for 2011, we also utilize the results of a cash flow model based on the Towers Watson’s RATE:Link model. Under this approach, we discounted the expected future benefit payments under the Company’s Pension Plan using the discount curve, and solved for the single discount rate that would produce the same present value.

The value of invested Pension Plan assets grew to $79.1 million at December 31, 2011, representing a small increase from the $78.5 million value at December 31, 2010. The Company contributed $6.0 million to the Pension Plan in 2011, however benefits paid and a negative return on invested Pension Plan assets during the year limited the overall change in year-end value.

Higher returns on invested Pension Plan assets in 2010 helped increase the value to $78.5 million at December 31, 2010 from $69.2 million at December 31, 2009. Due to the better returns in the U.S. equity markets in 2009, the value of the Pension Plan assets increased to $69.2 million at December 31, 2009, from $54.6 million at December 31, 2008. The Company contributed $5.3 million and $2.4 million to the Pension Plan in 2010 and 2009, respectively.

During 2011, the unfunded liability for the combined Pension Plan and non-qualified plan increased by $11.0 million from the prior year to $42.4 million as of December 31, 2011. Reduction in the discount rates for the Pension Plan from 5.50% to 4.75% and for the non-qualified plan from 5.00% to 4.25% resulted in a $10.1 million increase to the combined liability. The balance of the year-over-year increase in the unfunded liability was due to an update to the mortality tables used by our actuaries as well as other smaller changes from updated census data.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of December 31, 2011, the Company had the following obligations and commitments:

	Payments Due By Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(dollars in thousands)
Operating Leases	$5,891	$965	$1,660	$1,379	$1,887
Capital Leases	2,334	665	922	525	222
Senior Subordinated Debt	160,000	—	160,000	—	—
Interest on Fixed Rate Debt	41,956	16,000	25,956	—	—
Long-Term Debt (1)	23,884	18,267	3,372	2,245	—
Purchase Obligations (2)	1,240	1,240	—	—	—
Other Long-Term Liabilities (3)	16,465	8,195	1,336	2,144	4,790

Total – Stanadyne	251,770	45,332	193,246	6,293	6,899
Unsecured Notes	100,000	—	—	100,000	—
Interest on Unsecured Notes	37,467	12,000	24,000	1,467	—

Total – Holdings	$389,237	$57,332	$217,246	$107,760	$6,899

(1)	No interest expense has been included in the obligation due to uncertainty of the underlying variable interest rates.
(2)	Consists of obligations for capital purchases of plant improvements, machinery and equipment. Not included in these amounts are the routine trade commitments the Company enters into with its suppliers for the purchase of raw materials and other goods and services under customary purchase order terms. The Company is unable to determine the aggregate value of these purchase orders and does not have any material agreements for purchases that exceed expected requirements to satisfy customer demand.
(3)	Consists of estimated benefit payments over the next ten years to retirees under an unfunded domestic nonqualified pension plan, the 2011 minimum pension contribution for the Stanadyne pension plan, an uncertain income tax position and, with respect to the Italian subsidiary, an unfunded leaving indemnity liability.

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

Revenue Recognition. Sales and related costs of sales are recorded when products are shipped to customers, unless delivery terms specify transfer of title at point of destination in which case the sales and related cost of sales are recognized when goods are delivered. In addition, the Company occasionally enters into development contracts with certain customers and recognizes revenues on those contracts under the Milestone Method of revenue recognition, as defined in ASC 605. The Company establishes estimates for sales returns and allowances based on historical experience. The Company does not provide customers with general rights of return for products sold; however, in limited circumstances, the Company will allow sales returns and allowances from customers if the products sold do not conform to specifications.

Impairment of Long-Lived Assets, Goodwill and Other Intangible Assets. The Company evaluates the carrying value of long-lived assets (including property and equipment, goodwill and other intangible assets) when events or circumstances warrant such a review. Goodwill and intangible assets with indefinite lives are tested for impairment annually during the fourth fiscal quarter each year or more often if events or circumstances indicate a reduction in the fair value below the carrying value. Goodwill is allocated and reviewed for impairment by reporting unit. The goodwill is allocated to the reporting unit in which the business that created the goodwill resides. To test for goodwill impairment, the carrying value of each reporting unit is compared with its fair value. If the carrying value of the goodwill or long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset (see Note 6). The fair value of the our reporting unit with goodwill was determined to be substantially in excess of its carrying value.

Product Warranty Reserves. The Company provides an accrual for the estimated future warranty costs of its products at the time the sale is recognized. These costs are based upon analyses of historical experience of product returns and the related cost.

Inventory Reserves. Inventories are stated at the lower of cost or market. The principal components of costs included in inventories are materials, labor, subcontract costs and overhead. The Company uses the last-in/first-out (“LIFO”) method of valuing its inventory, except for the inventories of SCC, SpA and SAPL, which are valued using the first-in/first-out (“FIFO”) method. Application of purchase accounting to the Company’s inventories in conjunction with the 2004 change in control resulted in a base year LIFO inventory value that is greater than the current FIFO value through December 31, 2011. The LIFO inventory reserve value represents the amount necessary to state the Company’s U.S.-based inventories valued on a FIFO to LIFO basis.

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

NEW ACCOUNTING STANDARDS

Fair Value Measurement. In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This ASU clarifies the concepts related to highest and best use and valuation premise, blockage factors and other premiums and discounts, the fair value measurement of financial instruments held in a portfolio and of those instruments classified as a component of shareowners’ equity. The guidance includes enhanced disclosure requirements about recurring Level 3 fair value measurements, the use of nonfinancial assets, and the level in the fair value hierarchy of assets and liabilities not recorded at fair value. The provisions of this ASU are effective prospectively for interim and annual periods beginning on or after December 15, 2011. Early application is prohibited. This ASU is not expected to have a material impact on our financial statements or disclosures.

Comprehensive Income. In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” This ASU intends to enhance comparability and transparency of other comprehensive income components. The guidance provides an option to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. This ASU eliminates the option to present other comprehensive income components as part of the statement of changes in shareholders’ equity. The provisions of this ASU will be applied retrospectively for interim and annual periods beginning after December 15, 2011. Early application is permitted. This ASU is not expected to have a material impact on our financial statements or disclosures. We will adopt the provisions of this ASU in the first quarter 2012.

Intangibles – Goodwill and Other. In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment.” This ASU intends to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. This ASU is not expected to have a material impact on our financial statements or disclosures. We will adopt the provisions of this ASU in 2012.

Balance Sheet. In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” In an effort to improve comparison between financial statements prepared under U.S. GAAP and those prepared under International Financial Reporting Standards (“IFRS”), the ASU will require entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope of this ASU includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The guidance is effective retrospectively for annual and interim reporting periods beginning on or after January 1, 2013. We are currently evaluating the impact of this new ASU.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks including changes in interest rates and changes in foreign currency exchange rates as measured against the U.S. dollar.

Interest Rate Risk. The carrying values of the Company’s revolving credit lines and term loans approximate fair value. The revolving credit line in the U.S. is priced based on 90-day LIBOR. The revolving credit and terms loans in the international operations are priced based on prevailing market rates that are adjusted every one to twelve months. A 10% change in the interest rate on the revolving credit lines and term loans would have increased or decreased the 2011 interest expense by less than $0.1 million. The Notes and Discount Notes bear interest at a fixed rate and, therefore, are not sensitive to interest rate fluctuation. The fair value of the Notes based on bid prices at December 31, 2011 was $135.4 million. The fair value of Holdings’ Discount Notes based on bid prices at December 31, 2011 was $93.0 million.

Foreign Currency Risk. The Company has operating subsidiaries in China, Italy, and India and therefore is exposed to changes in foreign currency exchange rates. Changes in exchange rates may positively or negatively affect the Company’s sales, gross margins, and retained earnings. However, historically, these locations have contributed less than 20% of the Company’s net sales and retained earnings, with most of these sales attributable to the Italian subsidiary. The Company also sells its products from the United States to foreign customers for payment in foreign currencies as well as U.S. dollars. Foreign currency exchange losses totaled $0.6 million in 2011 and $0.5 million in 2010. The Company does not hedge against foreign currency risk.

Commodity Price Risk. Some raw materials and operating supplies are subject to price and supply fluctuations caused by market dynamics. Our strategic sourcing initiatives are focused on mitigating the impact of commodity price risk. Although some of our commercial agreements allow us to pass on certain unusual increases in component and raw material costs to our customers in limited situations, we may not be fully compensated for such increased costs. To a lesser extent, we also are exposed to fluctuations in the prices of certain utilities and services, such as electricity, natural gas, and freight.

We generally do not employ forward contract or other financial instruments to hedge commodity price or other price risks, although we continue to review a full range of business options focused on strategic risk management for all raw material commodities. Any failure by our suppliers to provide acceptable raw materials, components, or subassemblies could adversely affect our production schedules and contract profitability. We assess qualification of suppliers and continually monitor them to control risk associated with such supply base reliance.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of Stanadyne Holdings, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in equity and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of Stanadyne Holdings, Inc. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

March 30, 2012

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholder of Stanadyne Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in equity and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of Stanadyne Corporation and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

March 30, 2012

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(dollars in thousands)

	December 31, 2011	December 31, 2010

ASSETS
Current Assets:
Cash and cash equivalents	$1,771	$15,949
Accounts receivable, net of allowance for uncollectible accounts of $259 and $288 as of December 31, 2011 and 2010, respectively	34,881	32,777
Inventories, net	41,984	33,183
Prepaid expenses and other assets	2,590	4,272
Deferred income taxes	2,953	2,149

Total current assets	84,179	88,330
Property, plant and equipment, net	74,528	80,023
Goodwill	136,705	136,705
Intangible and other assets, net	72,055	77,014

Total assets	$367,467	$382,072

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$29,024	$23,611
Accrued liabilities	22,480	27,481
Current maturities of long-term debt	18,267	9,239
Current portion of capital lease obligations	547	384

Total current liabilities	70,318	60,715
Long-term debt, excluding current maturities	265,617	266,027
Deferred income taxes	23,160	8,857
Capital lease obligations, excluding current portion	1,420	1,334
Other non-current liabilities	53,585	43,100

Total liabilities	414,100	380,033

Commitments and Contingencies (Notes 8 and 22)
Redeemable non-controlling interest	686	794

Stockholders’ Equity:
Common stock, par value $.01, 150,000,000 authorized shares, 106,542,581 and 106,505,081 issued shares, and 105,652,581 105,615,081 outstanding shares as of December 31, 2011 and 2010, respectively	1,065	1,065
Additional paid-in capital	51,525	51,736
Accumulated other comprehensive loss	(24,365)	(8,178)
Accumulated deficit	(74,893)	(42,727)
Treasury stock, at cost, 890,000 shares as of December 31, 2011 and 2010	(651)	(651)

Total stockholders’ (deficit) equity	(47,319)	1,245

Total liabilities and equity	$367,467	$382,072

See accompanying notes to consolidated financial statements.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(dollars in thousands)

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Net sales	$245,761	$250,593	$185,848
Cost of goods sold	187,459	177,380	139,031

Gross profit	58,302	73,213	46,817
Selling, general, administrative and other operating expenses	47,386	52,361	37,760
Goodwill impairment	—	—	6,547

Operating income	10,916	20,852	2,510
Other income (expense):
Interest income	29	266	360
Interest expense	(32,008)	(31,122)	(30,086)
Other (expense) income	(121)	56	—

Loss before income tax expense (benefit)	(21,184)	(9,948)	(27,216)
Income tax expense (benefit)	11,316	38	(3,510)

Net loss	(32,500)	(9,986)	(23,706)

Less: net loss attributable to non-controlling interest	334	1,508	886

Net loss attributable to stockholders	$(32,166)	$(8,478)	$(22,820)

See accompanying notes to consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Total Stockholders’	Non-controlling	Total
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Equity	Interests	Equity
January 1, 2009 (as reported)	106,505,081	1,065	54,222	(12,797)	(11,073)	477,500	(335)	31,082	41	31,123
Revision adjustment (Note 2)			(1,237)		913			(324)		(324)

January 1, 2009	106,505,081	1,065	52,985	(12,797)	(10,160)	477,500	(335)	30,758	41	30,799

Comprehensive loss:
Net loss					(22,820)			(22,820)	(886)	(23,706)
Foreign currency translation adjustment				2,121				2,121	(61)	2,060
Additional pension liability, net of tax of $2,780				4,719				4,719		4,719

Total comprehensive loss								(15,980)		(16,927)
Purchase of treasury stock, at cost						212,500	(222)	(222)		(222)
Stock compensation expense			63					63		63

December 31, 2009	106,505,081	1,065	53,048	(5,957)	(32,9803)	690,000	(557)	14,619	(906)	13,713

Comprehensive loss:
Net loss					(8,478)			(8,478)	(239)	(8717)
Foreign currency translation adjustment				(677)				(677)	25	(652)
Additional pension liability, net of tax of $899				(1,544)				(1,544)		(1,544)

Total comprehensive loss								(10,699)		(10,913)
Purchase of treasury stock, at cost						200,000	(94)	(94)		(94)
Stock compensation expense			37					37		37
Partner investment in SAPL									542	542
Activity attributable to redeemable non-controlling interest			(1,349)					(1,349)	578	(771)
Adjustment of the redeemable non-controlling interest to redemption value					(1,269)			(1,269)		(1,269)

December 31, 2010	106,505,081	1,065	51,736	(8,178)	(42,727)	890,000	(651)	1,245	—	1,245

Comprehensive loss:
Net loss					(32,166)			(32,166)		(32,166)
Foreign currency translation adjustment				918				918		918
Additional pension liability, net of tax of $0				(17,105)				(17,105)		(17,105)

Total comprehensive loss								(48,353)		(48,353)
Common Stock issued	37,500		18					18		18
Adjustment of the redeemable non-controlling interest to redemption value			(229)					(229)		(229)

December 31, 2011	106,542,581	$1,065	$51,525	$(24,365)	$(74,893)	890,000	$(651)	$(47,319)	$—	$(47,319)

See accompanying notes to consolidated financial statements.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,500)	$(9,986)	$(23,706)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	12,651	14,777	19,632
Amortization of debt issuance costs	1,784	1,695	8,791
Goodwill impairment	—	—	6,547
Deferred income taxes	13,499	(578)	(6,317)
(Gain) loss on disposal of property, plant and equipment	(14)	9	93
Stock compensation expense	—	37	63
Changes in assets and liabilities:
Accounts receivable	(2,108)	(4,927)	4,580
Inventories	(9,190)	(9,136)	2,697
Prepaid expenses and other assets	(638)	(2,114)	(945)
Accounts payable	6,843	7,795	(2,931)
Accrued liabilities	(9,246)	3,829	(7,873)
Other non-current liabilities	29	(5,837)	1,144

Net cash (used in) provided by operating activities	(18,890)	(4,436)	1,775

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,215)	(14,896)	(8,495)
Increase in restricted cash	(179)	—	—
Proceeds from disposal of property, plant and equipment	48	—	—

Net cash used in investing activities	(5,346)	(14,896)	(8,495)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on long-term debt		—	(15,000)
Proceeds from U.S. revolver, net	8,000	—	—
Proceeds from foreign long-term debt	2,237	5,631	—
Payments on foreign long-term debt	(885)	(212)	(194)
Proceeds from foreign overdraft facilities	25,430	5,821	1,639
Payments on foreign overdraft facilities	(24,869)	(1,837)	(1,738)
Payment of debt issuance cost	(202)	(29)	(1,176)
Payments on capital lease obligations	(510)	(1,155)	(445)
Proceeds from issuance of debt to non-controlling interest	—	1,627	—
Proceeds from investment by non-controlling interest	—	542	—
Purchase of treasury stock	—	(94)	(222)
Proceeds from exercise of stock options	18	—	—

Net cash provided by (used in) financing activities	9,219	10,294	(17,136)

Net decrease in cash and cash equivalents	(15,017)	(9,038)	(23,856)
Effect of exchange rate changes on cash and cash equivalents	839	69	(236)
Cash and cash equivalents at beginning of period	15,949	24,918	49,010

Cash and cash equivalents at end of period	$1,771	$15,949	$24,918

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:

During the years ended December 31, 2011, 2010 and 2009, Stanadyne Holdings, Inc. and subsidiaries entered into capital leases for new equipment resulting in capital lease obligations of $773, $155 and $548, respectively.

See accompanying notes to consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(dollars in thousands)

	December 31, 2011	December 31, 2010

ASSETS
Current Assets:
Cash and cash equivalents	$1,770	$15,948
Accounts receivable, net of allowance for uncollectible accounts of $259 and $288 as of December 31, 2011 and 2010, respectively	34,881	32,777
Inventories, net	41,984	33,183
Prepaid expenses and other assets	2,524	4,272
Deferred income taxes	2,953	2,149

Total current assets	84,112	88,329
Property, plant and equipment, net	74,528	80,023
Goodwill	136,705	136,705
Intangible and other assets, net	71,242	75,941

Total assets	$366,587	$380,998

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$29,024	$23,611
Accrued liabilities	17,972	22,959
Current maturities of long-term debt	18,267	9,239
Current portion of capital lease obligations	547	384

Total current liabilities	65,810	56,193
Long-term debt, excluding current maturities	165,617	166,027
Deferred income taxes	14,209	23,127
Capital lease obligations, excluding current portion	1,420	1,334
Due to Stanadyne Holdings, Inc.	3,436	2,282
Other non-current liabilities	53,585	43,100

Total liabilities	304,077	292,063

Commitments and Contingencies (Notes 8 and 22)
Redeemable non-controlling interest	686	794

Stockholder’s Equity:
Common stock, par value $.01, authorized 10,000 shares, issued and outstanding 1,000 shares	—	—
Additional paid-in capital	85,653	97,881
Accumulated other comprehensive loss	(18,045)	(8,178)
Retained earnings	(5,784)	(1,562)

Total stockholder’s equity	61,824	88,141

Total liabilities and equity	$366,587	$380,998

See accompanying notes to consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(dollars in thousands)

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Net sales	$245,761	$250,593	$185,848
Cost of goods sold	187,459	177,380	139,031

Gross profit	58,302	73,213	46,817
Selling, general, administrative and other operating expenses	47,278	52,303	37,700
Goodwill impairment	—	—	6,547

Operating income	11,024	20,910	2,570
Other income (expense):
Interest income	29	266	359
Interest expense	(19,748)	(18,861)	(18,332)
Other (expense) income	(121)	56	—

(Loss) income from operations before income tax expense	(8,816)	2,371	(15,403)
Income tax (benefit) expense	(4,260)	3,300	(204)

Net loss	(4,556)	(929)	(15,199)

Less: net loss attributable to non-controlling interest	334	1,508	886

Net (loss) income attributable to stockholder	$(4,222)	$579	$(14,313)

See accompanying notes to consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Total Stockholder’s	Non-controlling	Total
	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity	Interest	Equity
January 1, 2009 (as reported)	1,000	—	105,000	(12,797)	18,551	110,754	41	110,795

Revision adjustment (Note 2)			207		913	1,120		1,120

January 1, 2009	1,000	—	105,207	(12,797)	19,464	111,874	41	111,915

Comprehensive loss:
Net loss					(14,313)	(14,313)	(886)	(15,199)
Foreign currency translation adjustment				2,121		2,121	(61)	2,060
Additional pension liability, net of tax of $2,735				4,719		4,719		4,719

Total comprehensive loss						(7,473)		(8,420)

December 31, 2009	1,000	—	105,207	(5,957)	5,151	104,401	(906)	103,495

Comprehensive loss:
Net income					579	579	(239)	340
Foreign currency translation adjustment				(677)		(677)	25	(652)
Additional pension liability, net of tax of $899				(1,544)		(1,544)		(1,544)

Total comprehensive loss						(1,642)		(1,856)

Partner investment in SAPL							542	542
Dividend to Stanadyne Holdings, Inc.			(5,977)		(6,023)	(12,000)		(12,000)
Activity attributable to redeemable non-controlling interest			(1,349)			(1,349)	578	(771)
Adjustment of the redeemable non-controlling interest to redemption value					(1,269)	(1,269)		(1,269)

December 31, 2010	1,000	—	97,881	(8,178)	(1,562)	88,141	—	88,141
Comprehensive loss:
Net loss					(4,222)	(4,222)		(4,222)
Foreign currency translation adjustment				918		918		918
Additional pension liability, net of tax of $6,322				(10,785)		(10,785)		(10,785)

Total comprehensive loss						(14,089)		(14,089)

Dividend paid			(12,000)			(12,000)		(12,000)
Adjustment of the redeemable non-controlling interest to redemption value			(228)			(228)		(228)

December 31, 2011	1,000	$—	$85,653	$(18,045)	$(5,784)	$61,824	$—	$61,824

See accompanying notes to consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,556)	$(929)	$(15,199)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	12,651	14,777	19,632
Amortization of debt issuance costs	1,523	1,434	1,571
Goodwill impairment	—	—	6,547
Deferred income taxes	(3,402)	720	(3,225)
(Gain) loss on disposal of property, plant and equipment	(14)	9	93
Changes in assets and liabilities:
Accounts receivable	(2,108)	(4,927)	4,581
Inventories	(9,189)	(9,136)	2,696
Prepaid expenses and other assets	(572)	(2,114)	(945)
Due to Stanadyne Holdings, Inc.	1,153	1,696	157
Accounts payable	6,844	7,795	(2,931)
Accrued liabilities	(9,277)	3,983	(12,403)
Other non-current liabilities	75	(5,838)	1,146

Net cash (used in) provided by operating activities	(6,872)	7,470	1,720

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,215)	(14,896)	(8,495)
Increase in restricted cash	(179)	—	—
Proceeds from disposal of property, plant and equipment	48	—	—

Net cash used in investing activities	(5,346)	(14,896)	(8,495)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	—	—	(15,000)
Proceeds from U.S. revolver, net	8,000	—	—
Proceeds from foreign long-term debt	2,237	5,631	—
Payments on foreign long-term debt	(885)	(212)	(194)
Proceeds from foreign overdraft facilities	25,430	5,821	1,639
Payments on foreign overdraft facilities	(24,869)	(1,837)	(1,738)
Payments on debt issuance costs	(202)	(29)	(1,176)
Payments on capital lease obligations	(510)	(1,155)	(445)
Proceeds from issuance of debt to non-controlling interest	—	1,627	—
Proceeds from investment by non-controlling interest	—	542	—
Dividends paid	(12,000)	(12,000)	—

Net cash used in financing activities	(2,799)	(1,612)	(16,914)

Net decrease in cash and cash equivalents	(15,017)	(9,038)	(23,689)
Effect of exchange rate changes on cash and cash equivalents	839	69	(238)
Cash and cash equivalents at beginning of period	15,948	24,917	48,844

Cash and cash equivalents at end of period	$1,770	$15,948	$24,917

During the years ended December 31, 2011, 2010 and 2009, Stanadyne Corporation entered into capital leases for new equipment resulting in capital lease obligations of $773, $155 and $548, respectively.

See accompanying notes to consolidated financial statements.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(1)	Business and Consolidation

Description of Business. Stanadyne Holdings, Inc. (“Holdings”) owns all of the outstanding common stock of Stanadyne Intermediate Holdings Corp. (“SIHC”). The name of SIHC was changed on July 29, 2009 from Stanadyne Automotive Holding Corp. (“SAHC”). SIHC owns all of the outstanding common stock of Stanadyne Corporation (together with its consolidated subsidiaries, “Stanadyne”). A majority of the outstanding common stock of Holdings is owned by funds managed by Kohlberg Management IV, L.L.C. Collectively, Holdings, SIHC and Stanadyne hereinafter are referred to as the “Company.” Holdings and Stanadyne are separate reporting companies. Unless otherwise noted, the notes herein relate to both Holdings and Stanadyne as of and for the years ended December 31, 2011, 2010 and 2009.

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

Risks and Uncertainties. The Company’s financial position, results of operations and cash flows have been and may continue to be adversely affected by the global recession, significant volatility in the worldwide capital, credit and commodities markets, our reorganization activities, concerns about inflation, lower corporate profits and increased capital spending. Holdings incurred consolidated net losses in each of the last three years and negative cash flows from operations in the last two years. Stanadyne incurred a net loss in 2009 and 2011 and negative cash flows from operations in 2011. Holdings and Stanadyne are both highly leveraged with total short-term and long-term debt of $283.9 million and $183.9 million, respectively, outstanding at December 31, 2011. The indenture governing Stanadyne’s senior subordinated notes limits the amount of dividends that can be paid to an amount calculated under a Restricted Payments Basket (as defined by the terms of the indenture) (“RP Basket”). Holdings relies on dividends from SIHC which are received from Stanadyne to make semi-annual interest payments on its senior discount notes. Failure to make these interest payments would result in an event of default under the terms of the senior discount notes. Kohlberg has advised Holdings that it will provide financial assistance to Holdings, to the extent necessary, in meeting the semi-annual interest payments that will come due during the next twelve months. If necessary, Kohlberg will provide Holdings with an equity infusion of up to $6 million. The Company believes that with cash and cash equivalents on hand, availability under the U.S. Revolver, expected operating cash flow in 2012, and limited financial assistance from Kohlberg, if necessary, it has sufficient liquidity over the next 12 months to meet its obligations. However, the factors described above create potential uncertainty and management will continually monitor the Company’s revenues and operating cash flow against expectations. In the event the Company’s forecasts to generate sufficient operating cash flow are not realized, the Company may

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

need to reduce headcount, reduce other spending, reduce or delay capital investments and product development, incur more indebtedness, restructure existing indebtedness, or raise additional equity capital, or a combination of these items, which may have a further negative impact on its business, results of operations, and cash flows. In addition, the Company’s current debt agreements limit its ability to incur additional indebtedness, so the ability to borrow additional money may be limited by the Company’s debt holders or by conditions in the credit markets.

(2)	Summary of Significant Accounting Policies

Revision of Consolidated Financial Statements. In connection with the preparation of the Holdings and Stanadyne consolidated financial statements for the fiscal year ended December 31, 2011, errors were identified related to the calculation of stock-based compensation expense in accordance with ASC 718, Compensation—Stock Compensation, for years prior to 2009. Holdings and Stanadyne determined that the stock-based compensation awards, for which expense was recorded in years prior to 2009, were not probable of vesting and therefore the expense should not have been recorded. Based on an analysis of qualitative and quantitative factors, management has concluded that, although these errors were not material to any historical period, correcting the cumulative impact of the errors in 2011 would have been material to the 2011 financial results. As a result, the affected balances as described below have been revised as adjustments to opening additional paid-in capital, retained earnings, accumulated deficit, total stockholder’s equity and total equity as of January 1, 2009, as presented in the Consolidated Statement of Changes in Equity and Comprehensive Income (Loss). These adjustments have also been reflected in deferred income tax liabilities, due to Stanadyne Holdings, Inc., total liabilities, additional paid-in capital, total stockholder’s equity and total equity as of December 31, 2009 and 2010.

Impact of Revision on Holdings

The cumulative impact of this error on the Holdings consolidated financial statements as of January 1, 2009 was an overstatement of accumulated deficit of $913, an overstatement of additional paid-in capital of $1,237 and an understatement of deferred income tax liabilities of $324. Total liabilities as of January 1, 2009 were accordingly understated by $324 and total stockholder’s equity and total equity were each overstated by $324.

Impact of Revision on Stanadyne

The cumulative impact of these errors on the Stanadyne consolidated financial statements as of January 1, 2009 was an understatement of retained earnings of $913, an understatement of additional paid-in capital of $207, an understatement of deferred income tax liabilities of $324 and an overstatement of due to Stanadyne Holdings, Inc. of $1,444. Total liabilities as of January 1, 2009 were accordingly overstated by $1,120 and total stockholder’s equity and total equity were each understated by $1,120.

Out-of-Period Adjustment. The results for fiscal 2011 for each of Holdings and Stanadyne include a reduction to interest expense of $226 to correct for an overstatement of interest expense in 2010 as a result of over accruing for interest expense associated with debentures issued by SAPL. As a result of this error and the out-of-period adjustment to correct the error, interest expense is overstated by $226 in 2010 and is understated by $226 in 2011. Accordingly, in the case of Holdings net loss is overstated by $142 in 2010 and is understated by $142 in 2011, and in the case of Stanadyne net income is understated by $142 in 2010 and net loss is understated by $142 in 2011. We evaluated these errors in relation to the current fiscal year, which is when they were corrected, as well as the period in which they originated. Management believes these errors are immaterial to both the fiscal 2011 and 2010 consolidated financial statements.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company believes that the significant accounting estimates most critical to aid in fully understanding and evaluating the financial results include: product warranty reserves, inventory valuation adjustments for excess or obsolescence, realization of goodwill and other long-lived assets, pension and postretirement benefit liabilities, workers’ compensation liabilities, stock compensation and determination of income tax balances including valuation allowances. Actual results could differ from those estimates.

Cash and Cash Equivalents and Cash Flows. The Company considers cash on hand and short-term investments with an original maturity of three months or less to be cash and cash equivalents. Stanadyne Corporation invests on an overnight basis in certain cash management funds which are rated AAA by S&P and Aaa by Moody’s. These funds are not FDIC insured.

On occasion, the Company is required to maintain cash deposits with certain banks with respect to contractual obligations related to working capital financing arrangements at SCC. As of December 31, 2011, the amount of such restricted cash was $179. All restricted cash is included in current assets.

Accounts Receivables. All accounts receivable are reported on the balance sheet at outstanding principal amount adjusted for any doubtful accounts. Allowances for doubtful accounts are maintained in amounts considered to be appropriate in relation to the accounts receivable outstanding based on collection experience, economic conditions and credit risk quality.

Inventories. Inventories are stated at the lower of cost or market. The principal components of costs included in inventories are materials, labor, subcontract costs and overhead. The Company uses the last-in/first-out (“LIFO”) method of valuing its inventory, except for the inventories of SCC, SpA and SAPL, which are valued using the first-in/first-out (“FIFO”) method. At December 31, 2011 and 2010, inventories valued at LIFO represented $29.1 million and $25.6 million of total inventories, respectively. Application of purchase accounting to the Company’s inventories in conjunction with the 2004 change in control resulted in a base year LIFO inventory value that was greater than the FIFO value through December 31, 2011. The LIFO inventory reserve value represents the amount necessary to state the Company’s U.S.-based inventories valued on a FIFO to LIFO basis.

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

Fair Value of Financial Instruments. Disclosures of fair value information for certain assets and liabilities are required whether or not recorded in the balance sheet, for which it is practicable to estimate such value. The Company has the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt. The Company considers the carrying amount of these items, excluding long-term debt, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization. Refer to Note 11 for fair value disclosures of long-term debt.

Revenue Recognition. Sales and related costs of sales are recorded when products are shipped to customers, unless delivery terms specify transfer of title at point of destination in which case the sales and related cost of sales are recognized when goods are delivered. In addition, the Company occasionally enters into development contracts with certain customers and recognizes revenues on those contracts under the Milestone Method of revenue recognition, as defined in ASC 605. The Company establishes estimates for sales returns and allowances based on historical experience. The Company does not provide customers with general rights of return for products sold; however, in limited circumstances, the Company will allow sales returns and allowances from customers if the products sold do not conform to specifications. Freight on sales is recorded as a component of selling, general and administrative expenses and totaled $4,826, $3,002 and $1,625 in 2011, 2010 and 2009, respectively.

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

Research and Development. Research and development (“R&D”) costs incurred for the years ended December 31, 2011, 2010 and 2009 were $18,062, $15,167 and $13,171, respectively, of which $4,104, $1,891 and $457, respectively, were reimbursed by customers. Net R&D expenses of $13,957, $13,276 and $12,715 for the years ended December 31, 2011, 2010 and 2009, respectively, are included in the consolidated statements of operations. R&D expenses include engineering labor, prototype hardware, and other development costs.

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

Depreciation and Amortization. Property and equipment and other intangible assets are depreciated over their estimated useful lives generally using the straight-line method. Equipment on operating leases is depreciated over the term of the leases using the straight-line method. Property and equipment expenditures for new and revised products, increased capacity and the replacement or major renewal of significant items are capitalized. Expenditures for maintenance, repairs and minor renewals are generally charged to expense as incurred.

Income Taxes. Income taxes are accounted for in accordance with the asset and liability method. Stanadyne is included in the consolidated federal income tax return filed by Holdings. In accordance with its historical tax accounting policy, taxes for Stanadyne are recorded as if they had been calculated on a separate company basis. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the tax basis of assets and liabilities and their financial reporting amounts and are measured at the current enacted tax rates. A valuation allowance is assessed and recorded when realization of the deferred tax asset is not more likely than not. A valuation allowance is assessed for Stanadyne on the basis of its projected separate return results and is recorded when realization of deferred tax assets is not more likely than not.

Stock Options. The Company records stock-based compensation based on the grant date fair value of the award. Compensation expense is calculated using a graded-vesting method over the requisite service period for each separately vesting portion of an award as if the awards were in-substance, multiple awards, which results in an acceleration of compensation.

Foreign Currency Translation. The functional currencies for the Company’s foreign operations are their respective local currencies. The assets and liabilities of these operations are translated into U.S. dollars at the end of the period exchange rates. The revenues and expenses are translated at weighted-average rates for the period. The gains or losses from these translations are recorded in other comprehensive income. Gains or losses from transactions denominated in a currency other than the functional currency of the subsidiary involved are included in the consolidated statement of operations. Foreign currency transaction (losses) gains in 2011, 2010 and 2009 were $(571), $(503) and $701, respectively.

Reclassifications. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(3)	New Accounting Standards

Fair Value Measurement. In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This ASU clarifies the concepts related to highest and best use and valuation premise, blockage factors and other premiums and discounts, the fair value measurement of financial instruments held in a portfolio and of those instruments classified as a component of shareowners’ equity. The guidance includes enhanced disclosure requirements about recurring Level 3 fair value measurements, the use of nonfinancial assets, and the level in the fair value hierarchy of assets and liabilities not recorded at fair value. The provisions of this ASU are effective prospectively for interim and annual periods beginning on or after December 15, 2011. Early application is prohibited. This ASU is not expected to have a material impact on our financial statements or disclosures.

Comprehensive Income. In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” This ASU intends to enhance comparability and transparency of other comprehensive income components. The guidance provides an option to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. This ASU eliminates the option to present other comprehensive income components as part of the statement of changes in shareholders’ equity. The provisions of this ASU will be applied retrospectively for interim and annual periods beginning after December 15, 2011. Early application is permitted. This ASU is not expected to have a material impact on our financial statements or disclosures. We will adopt the provisions of this ASU in the first quarter 2012.

Intangibles – Goodwill and Other. In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment.” This ASU intends to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements This ASU is not expected to have a material impact on our financial statements or disclosures. We will adopt the provisions of this ASU in 2012.

Balance Sheet. In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” In an effort to improve comparison between financial statements prepared under U.S. GAAP and those prepared under IFRS, the ASU will require entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope of this ASU includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The guidance is effective retrospectively for annual and interim reporting periods beginning on or after January 1, 2013. We are currently evaluating the impact of this new ASU.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(4)	Inventories

Inventories at December 31 consisted of:

	2011	2010
Raw materials	$19,647	$12,577
Work in process	13,521	13,778
Finished goods	8,816	6,828

	$41,984	$33,183

The LIFO reserve (an addition to FIFO value) at December 31, 2011 and 2010 was $106 and $2,269, respectively, and is included in the table above.

(5)	Property, Plant and Equipment

Property, plant and equipment including equipment under capital leases at December 31 consisted of:

	2011	2010
Land	$7,637	$7,518
Building and improvements	25,813	24,772
Machinery and equipment	139,601	135,035
Assets under capital leases	5,459	4,686
Construction in progress	4,260	7,897

	182,770	179,908
Less accumulated depreciation and amortization	108,242	99,885

	$74,528	$80,023

Depreciation expense including amortization of assets acquired under capital leases was $9,707, $11,617 and $16,384 for the years ended December 31, 2011, 2010 and 2009, respectively. The net book value of assets acquired under capital leases was $3,055 and $2,677 at December 31, 2011 and 2010, respectively.

(6)	Goodwill

The following table sets forth the change in the carrying amount of goodwill for the Company:

Goodwill	$143,304
Accumulated impairment	(6,547)
Accumulated foreign currency translation	(52)

December 31, 2009	136,705
Foreign currency translation	—

December 31, 2010	136,705
Foreign currency translation	—

December 31, 2011	$136,705

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

During the fourth quarter of 2011, the Company performed its annual impairment analysis of the $136.7 million of goodwill in the Stanadyne Corporation reporting unit. The Company’s goodwill impairment testing analysis included projecting cash flows for the years 2012– 2016 and discounting those amounts based on appropriate market risks and other market factors. Based on those projections and other assumptions used in the analysis, the Company concluded that the fair value of the reporting unit exceeded the carrying value of net assets. As a result, there was no impairment of goodwill in 2011.

During the fourth quarter of 2010, the Company performed its annual impairment analysis of the $136.7 million of goodwill in the Stanadyne Corporation reporting unit. The Company’s goodwill impairment testing analysis included projecting cash flows for the years 2011– 2015 and discounting those amounts based on appropriate market risks and other market factors. Based on those projections and other assumptions used in the analysis, the Company concluded that the fair value of the reporting unit exceeded the carrying value of net assets. As a result, there was no impairment of goodwill in 2010.

The annual impairment test for 2009 was completed during the fourth quarter of 2009. This test relied on a discounted cash flow analysis of the operating cash flows reflected in our long term strategic plan for the years 2010-2014. The result of this analysis concluded that the projected discounted cash flows generated by our Stanadyne, SpA reporting unit did not support the carrying value of that business. This change from the prior year impairment test was due to a strategic decision in the fourth quarter of 2009 to support new business growth in Asia with products manufactured by our Changshu, China operation and not our Italy-based operation. Stanadyne charged $6.5 million to operating income in the fourth quarter of 2009 as a result of the annual impairment test which concluded that goodwill was impaired in the Stanadyne, SpA reporting unit.

(7)	Intangible and Other Assets

Major components of intangible assets, other than goodwill, at December 31 consisted of:

Holdings:	2011		2010
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks/trade names	$51,100	$—	$51,100	$—
Technology/patents	24,300	14,859	24,300	13,439
Customer contracts	15,252	11,291	15,252	9,767
Debt issuance costs	14,666	8,996	14,431	7,208
Other	1,958	75	2,420	75

	$107,276	$35,221	$107,503	$30,489

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

Stanadyne:	2011		2010
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks/trade names	$51,100	$—	$51,100	$—
Technology/patents	24,300	14,859	24,300	13,439
Customer contracts	15,252	11,291	15,252	9,767
Debt issuance costs	12,310	7,453	12,076	5,926
Other	1,958	75	2,420	75

	$104,920	$33,678	$105,148	$29,207

Amortization expense of intangible assets for the Company, exclusive of the amortization of debt issuance costs, was $2,944, $3,160 and $3,249 for the years ended December 31, 2011, 2010 and 2009, respectively. Estimated annual amortization expense for the Company’s intangible assets is expected to be $2,816 in 2012, $2,816 in 2013, $2,202 in 2014, $1,093 in 2015 and $1,072 in 2016.

Amortization of debt discount and debt issuance costs is included as interest expense in the accompanying consolidated statements of operations for Holdings of $1,788, $1,695 and $8,791 for the years ended December 31, 2011, 2010 and 2009, respectively. Amortization of debt issuance costs is included as interest expense in the accompanying consolidated statements of operations for Stanadyne of $1,527, $1,437 and $1,572 for the years ended December 31, 2011, 2010 and 2009, respectively.

Included in amortization of debt issuance costs for both Stanadyne and Holdings for the year ended December 31, 2009 is $0.1 million of accelerated amortization related to the early retirement of the Company’s Term Loans. As a result of the retirement of the Term Loans, the Company reduced the gross carrying value and accumulated amortization for the $2.1 million fully amortized cost associated with the Term Loans. Additionally, approximately $1.2 million of debt issuance costs were capitalized in 2009 in connection with the Company’s revolving credit facility (see Note 11) which are being amortized over the four year term of that facility.

(8)	Leases

The Company is obligated under certain non-cancelable operating leases. Rent expense for the years ended December 31, 2011, 2010 and 2009 was $928, $671 and $689, respectively.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

Future minimum payments under non-cancelable operating leases with initial or remaining lease terms in excess of one year and future minimum capital lease payments as of December 31, 2011 were as follows:

	Capital Leases	Operating Leases
Year ending December 31:
2012	$665	$965
2013	517	861
2014	405	799
2015	304	693
2016	221	686
Amounts thereafter	222	1,887

Total minimum lease payments	2,334	$5,891

Less: amount representing interest	367

Present value of net minimum capital lease obligations	1,967
Less: current installments of capital lease obligations	547

Capital lease obligations, excluding current installments	$1,420

(9)	Accrued Liabilities

Accrued liabilities at December 31 consisted of:

	Holdings		Stanadyne
	2011	2010	2011	2010
Accrued interest	$10,572	$10,501	$6,039	$5,967
Vacation	3,204	3,339	3,204	3,339
Salaries, wages and bonus	2,875	7,027	2,875	7,027
Accrued warranty	774	698	774	698
Pension	727	540	727	540
Workers’ compensation	712	675	712	675
Health Benefits	650	600	650	600
Professional Fees	642	1,077	642	1,077
Retiree health benefits	396	406	396	406
Other	1,928	2,618	1,953	2,630

	$22,480	$27,481	$17,972	$22,959

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(10)	Other Non-current Liabilities

Other non-current liabilities at December 31 consisted of:

	2011	2010
Pensions	$41,955	$30,980
Italian leaving indemnity	4,860	4,820
Workers’ compensation	2,893	3,441
Retiree health benefits	2,745	2,855
Environmental	706	698
SAPL derivative (Note 11)	426	306

	$53,585	$43,100

(11)	Long-term Debt

Long-term debt at December 31 consisted of:

	Holdings		Stanadyne
	2011	2010	2011	2010
U.S. Revolver	$8,000	$—	$8,000	$—
Senior Subordinated Notes	160,000	160,000	160,000	160,000
Holdings Senior Discount Notes	100,000	100,000	—	—
Stanadyne Amalgamations Private Limited term debt, payable to India banks through 2016, bearing interest at rates ranging from 11.25% to 13.5%	5,980	5,457	5,980	5,457
SAPL Debentures	1,202	1,320	1,202	1,320
Stanadyne Amalgamations Private Limited debt, payable to India banks through 2012, bearing interest at rates ranging from 11.75% to 13.75%	3,221	2,586	3,221	2,586
Stanadyne Changshu China debt, payable to Shanghai Pudong Development Bank through 2012, bearing interest at rates ranging from 6.99% to 7.54%	2,977	3,054	2,977	3,054
Stanadyne, SpA debt, payable to Italian banks through 2012, bearing interest at rates ranging from 4.08% to 12.30%	2,504	2,849	2,504	2,849

	283,884	275,266	183,884	175,266
Less current maturities of long-term debt	18,267	9,239	18,267	9,239

Long-term debt, excluding current maturities	$265,617	$266,027	$165,617	$166,027

On August 13, 2009, Stanadyne (as borrower) and SIHC (as guarantor) entered into a revolving credit agreement with Wells Fargo Foothill, LLC (“U.S. Revolver”). The U.S. Revolver provided for maximum borrowings of $30,000 based on availability, as defined, and is secured by all Stanadyne and SIHC assets, as well as a pledge of 65% of Stanadyne’s stock in SpA, SAPL, and SCC. The maximum borrowings were initially increased to $35,000 in September 2011, and ultimately to $55,800 in December 2011, as noted below. The U.S. Revolver is comprised of a domestic inventory and accounts receivable facility, a

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

domestic fixed asset facility and a foreign accounts receivable sub-facility guaranteed by the Export-Import Bank of the United States. Interest on borrowings under the U.S. Revolver is at a Base Rate (as defined by the agreement) or three month LIBOR, plus an applicable margin ranging between 3.75% and 4.25%, depending on the level of excess availability, which subsequently amended in March 2011 to a range of 1.25% to 1.75%, as noted below. All borrowings under the U.S. Revolver were initially due and payable on August 13, 2013, later changed to August 13, 2014, and ultimately changed to April 30, 2014. The U.S. Revolver is subject to a fixed charge coverage ratio covenant test if availability is less than $4,000 and certain other affirmative and negative covenants common to an asset-backed loan agreement. The U.S. Revolver also limits the amount of dividends and other payments that can be made by Stanadyne to Holdings. Further, the Company is required to provide annual audited financial statements to the bank within 105 days of year end.

On August 31, 2010, Stanadyne, SIHC, and Wells Fargo Capital Finance, LLC (formerly known as Wells Fargo Foothill, LLC) entered into a new Export-Import Bank of the United States Working Capital Guarantee Borrower Agreement (“Sub-facility”) that increased the maximum borrowings related to foreign accounts receivable under the Sub-facility from $7,500 to $9,000 and synchronized the expiration date of the Sub-facility with the credit agreement so that both agreements were to expire on August 13, 2013. Stanadyne, SIHC, and Wells Fargo Capital Finance, LLC entered into an amendment to the U.S. Revolver to reflect such changes. All other terms of the U.S Revolver (including total credit availability) and the new Sub-facility were materially unchanged from the prior agreements.

On March 25, 2011, Stanadyne, SIHC, and Wells Fargo Capital Finance, LLC amended the terms of the U.S. Revolver. The amended terms reduced the applicable margin by 2.50% for Base Rate borrowing and 1.50% for LIBOR based borrowings, increased the amount of eligible collateral for accounts receivable and inventory, increased the domestic fixed asset sub-facility to $6,000, increased the size of the EXIM Sub-facility from $9,000 to $10,000, and extended the term of the credit agreement (but not the EXIM Sub-facility) to August 13, 2014. All other terms of the U.S Revolver (including total credit availability) and the EXIM Sub-facility are materially unchanged from the prior agreements.

On September 26, 2011, Stanadyne, SIHC, and Wells Fargo Capital Finance, LLC amended the terms of the U.S. Revolver. The amended terms increased the maximum borrowings from $30,000 to $35,000 by increasing the size of the EXIM sub-facility guaranteed by the Export Import Bank from $10,000 to $15,000. This amendment also clarified the definition of “Borrowing Base” as it relates to an “Inventory Block” or reserve against inventory that Wells Fargo may initiate against the Borrowing Base so that such reserve would not exceed $1,500. All other terms of the credit agreements were materially unchanged from the prior agreements, including the term of the Credit Agreement that expires August 13, 2014, with the EXIM guaranteed portion expiring August 13, 2013.

On December 16, 2011, Stanadyne and Wells Fargo Capital Finance, LLC amended the terms of the U.S. Revolver as well as the terms of the EXIM Sub-facility. The U.S. Revolver amendment increased the maximum borrowings from $35,000 to $55,800 by adding a Maximum Guaranteed Revolver Amount (“Guaranteed Facility”) as defined by the Credit Agreement of $20,800. The investment funds (and certain of their investors) which are managed by Kohlberg Management IV, L.L.C. that are the primary equity holders of Holdings are the guarantors of the Guaranteed Facility. Borrowing under the Guaranteed Facility is limited to $500 increments, with a minimum of $2,500. The amendment also established interest rates for the Guaranteed Facility and detailed the order in which payments are applied to outstanding balances under the various credit facilities. Lastly, the expiration of the U.S Revolver changed to April 30, 2014 from August 13, 2014. The purpose of the amendment to the EXIM Sub- facility was to incorporate the above noted changes. All other terms of the credit agreements were materially unchanged from the prior agreements.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

On March 28, 2012, the Company and Wells Fargo amended the U.S. Revolver to allow the Company to permanently reduce the amount of available credit under the Guaranteed Facility, in increments of $1.0 million, with a 10 day notice. Such actions would be taken at the direction of Kohlberg in the event equity infusions are made to Holdings.

In connection with the prior amendments to the credit agreements reported on the Current Report on Form 8-K dated September 26, 2011 and filed September 28, 2011, on December 16, 2011, Stanadyne also entered into a new Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement (the “New EXIM Agreement”) to reflect the changes of previous amendments to the credit agreements, including an increase in the “Maximum Revolver Amount” under the EXIM Guarantied Credit Agreement that is guaranteed by the Export-Import Bank from $10 million to $15 million. Except to reflect such changes, the New EXIM Agreement is materially unchanged from the prior agreement, including the expiration date of August 31, 2013.

At December 31, 2011, Stanadyne had a total borrowing availability of $38,222 against the total maximum limit of the $55,800 U.S. Revolver of which $4,520 was used for standby letters of credit. Stanadyne also pays a commitment fee of 0.5% on the unused portion of the foreign accounts receivable sublimit and on the unused portion of the balance of the U.S. Revolver.

In 2010, SAPL received $1,600 of cash proceeds from the issuance of debentures (the “Debentures”) to our non-controlling interest partners. The Debentures pay 11.00% interest annually. While the Debentures are not redeemable for cash and are compulsorily convertible to shares of common equity in SAPL in 2020, the holders have the option to convert the Debentures to equity after 2015. Upon voluntary conversion, the resulting shares of common equity in SAPL would be subject to the put option described in Note 18. The proceeds of the Debentures were used to partially fund the acquisition of equipment and working capital to support the expansion of manufacturing operations in SAPL. The Company has allocated the proceeds received from the Debentures between the underlying instruments and has recorded the conversion feature as a liability. The unamortized debt discount is amortized to interest expense using the effective interest method through the expiration date of the put option. The conversion feature, which is considered an embedded derivative instrument, has been recorded at its fair value, as its fair value can be separated from the convertible note and its conversion is independent of the underlying Debenture value. The conversion feature amounted to $427 and $306 at December 31, 2011 and 2010, respectively, and is included in other non-current liabilities on the consolidated balance sheets. The conversion liability is marked to market each reporting period with the resulting gains or losses shown in other income in the statement of operations. The (loss) income for the years ended December 31, 2011 and 2010 was $(121) and $56, respectively.

Stanadyne had $160,000 of Notes outstanding at December 31, 2011 and 2010 at a fixed interest rate of 10.00%. The Notes are due on August 15, 2014. Payment of the Notes is an obligation of Stanadyne. In addition, the Notes are subject to covenants including limitations on indebtedness, liens, and dividends or other distributions to stockholders.

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

At December 31, 2011 and 2010, the weighted average interest rate on the Company’s current and long-term borrowings at SAPL was 12.6% and 10.5%, respectively.

At December 31, 2011 and 2010, the weighted average interest rate on the Company’s short-term borrowings at SpA was 4.4% and 5.1%, respectively.

The fair values of the Company’s short-term borrowings approximated their recorded values at December 31, 2011 and 2010 based on similar borrowing agreements offered by other major institutional banks. The fair value of the Notes based on bid prices at December 31, 2011 and 2010 was approximately $135,400 and $161,600, respectively. The fair value of Holdings’ Discount Notes based on bid prices at December 31, 2011 and 2010 was $93,000 and $94,125, respectively.

The aggregate maturities of long-term debt outstanding at December 31, 2011 were:

	Holdings	Stanadyne
2012	$18,267	$18,267
2013	1,686	1,686
2014	161,686	161,686
2015	102,125	2,125
2016	120	120
Thereafter	—	—

	$283,884	$183,884

For the years ended December 31, 2011, 2010 and 2009, interest paid by Holdings was $29,881, $29,324 and $16,885, respectively.

For the years ended December 31, 2011, 2010 and 2009, interest paid by Stanadyne was $17,881, $17,324 and $16,885, respectively.

(12)	Pensions

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

Benefits may be paid under the Pension Plan and the SERP in the form of (i) a straight-life annuity for the life of the participant; (ii) a 50%, 75% or 100% joint and survivor annuity whereby the participant receives a reduced monthly benefit for life and the surviving spouse receives 50%, 75% or 100% of such reduced monthly benefit for life; and (iii) for participants with an accrued benefit of $5 or less, a lump sum. The SERP expense was $437, $400 and $307 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

The following table sets forth the change in benefit obligation, change in plan assets and funded status of the Pension Plan and the SERP in the Company’s consolidated balance sheets as of December 31, 2011 and 2010:

	2011	2010
Change in projected benefit obligations:
Benefit obligation at beginning of year	$109,904	$102,540
Interest cost	5,854	6,005
Actuarial loss	11,194	6,524
Benefits paid	(5,467)	(5,165)

Benefit obligation at end of year	121,485	109,904

Change in plan assets:
Fair value of plan assets at beginning of year	78,529	69,155
Actual return on plan assets	(370)	8,860
Employer contribution	6,427	5,679
Benefits paid	(5,467)	(5,165)

Fair value of plan assets at end of year	79,119	78,529

Funded status	$(42,366)	$(31,375)

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

Unrecognized actuarial losses recorded in accumulated other comprehensive income were $40,574 and $24,054 as of December 31, 2011 and 2010, respectively. The Company expects to recognize $2,927 of unrecognized actuarial losses in 2012.

The components of the net periodic pension costs were as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Interest cost	$5,854	$6,005	$5,858
Expected return on plan assets	(6,320)	(5,531)	(4,291)
Recognized net actuarial loss	1,364	1,218	1,990

Net periodic pension cost (income)	$898	$1,692	$3,557

Actuarial assumptions used in accounting for the Pension Plan were:

	As of December 31, 2011	As of December 31, 2010
Benefit obligation at year-end:
Assumed average salary compensation increase	N/A	N/A
Discount rate	4.75%	5.50%

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Net periodic benefit cost for the year:
Assumed average salary compensation increase	N/A	N/A	N/A
Discount rate	5.50%	6.00%	6.25%
Expected long-term rate of return on assets	8.00%	8.00%	8.00%

Changes to the Pension Plan to freeze benefits as of March 31, 2007 made assumptions for future salary compensation increases unnecessary for valuation of the December 31, 2011 and 2010 benefit obligation.

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

In selecting the expected return assumption, the Company takes into consideration information provided by the Pension Plan trustee. Based on the asset allocation percentages in the Company’s current investment policy, the plan trustee’s January 2012 investment return model produced a range of expected investment returns over the next 20 years of 6.7% to 11.2%. Based on 1,000 investment return simulations produced by the model, it is anticipated that the allocation, in accordance with the Company’s investment policy, would generate an average annual return over the 20 year projection period equal to or

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

in excess of 6.7% seventy-five percent of the time while returns of 11.2% or greater would be anticipated twenty-five percent of the time. The expected return (50th percentile or median) is 8.9% with a standard deviation of 15.1.

Therefore, the “best-estimate” range, based on this model, is 6.7% to 11.2%. Based on the foregoing considerations, and historical performance of the fund assets since 1988, the Company believes that an expected return assumption of 8.0% per annum is reasonable.

Minimum required contributions for the calendar years 2011 and 2010 were $6.0 million and $5.3 million, respectively. The Company expects the minimum required contribution to the Pension Plan in 2012 will be approximately $7.0 million.

The Company’s Pension Plan asset allocation at December 31, 2011 and targeted allocation for 2012 by asset category are as follows:

Pension Plan Assets

Fair Value Measurements at December 31, 2011

Category of Assets in $000’s

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Observable Inputs Level 2	Significant Unobservable Inputs Level 3			Total	% of Total	Asset Target
Equity Securities
Large Cap	$30,692	$—		$—		$30,692	38.8%
Small Cap	6,782	—		—		6,782	8.6%
International	16,063	—		—		16,063	20.3%

							67.7%	69%
Fixed Income
Emerging Markets	4,194	—		—		4,194	5.3%
High Yield	4,949	—		—		4,949	6.2%
Corporate Bonds	16,439	—		—		16,439	20.8%

	—	—		—		—	32.3%	31%

Totals	$79,119	$—	$			$79,119	100.0%	100.0%

% of fair value hierarchy	100%	0.0%			%	100.0%

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

Asset management objectives include maintaining a level of diversification, to reduce interest rate and market risk, and to provide adequate liquidity to meet immediate and future benefit payment requirements. The Company’s overall investment strategy is to achieve a mix of 69% growth seeking assets and 31% in income generating assets which is designed to improve portfolio efficiency, and to provide returns that are between equity and fixed income, with a risk profile similar to fixed income securities. Our actual Pension Plan asset allocations by level within the fair value hierarchy are presented as of December 31, 2011. Level 1 assets represent mutual funds that are valued at quoted prices in active markets for identical assets. Level 3 funds are based on significant unobservable inputs.

Level 3 assets in 2010 represent a fund of hedge funds. The initial investment was made on August 31, 2009. The fund allowed withdrawals after the first year but subject to a 65 day notification and were only permitted on the last business day of the calendar quarter. Assets were valued based on our assessment of the fair value as presented by SEI Corporation (“SEI”) our investment adviser, fund performance committee which requires judgment and may affect the valuation.

During 2011, the Company liquidated this investment and reallocated the funds across its fixed income asset category. The shift in asset category still supports the Company’s expected return assumption of 8.0%.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

The fair value measurement of plan assets using significant unobservable input (Level 3) changed during 2011 due to the following:

Changes in Fair Value Measurement Using Significant Unobservable Inputs
(Level 3)
Alternative Investment
Beginning balance, December 31, 2009	$9,854
Purchase during the year	—
Unrealized gains relating to instruments still held in the reporting period	253

Ending balance, December 31, 2010	10,107
Purchase during the year	—
Unrealized gains relating to instruments still held in the reporting period	—
Sale during the year	(10,107)

Ending balance, December 31, 2011	$—

The equity securities and debt securities do not directly include any amounts of Company stock, Notes or Discount Notes at December 31, 2011 and 2010. Assets are generally rebalanced to the target asset allocation monthly.

Estimated future benefit payments are as follows:

2012	$5,669
2013	5,942
2014	6,185
2015	6,461
2016	6,829

Subsequent five years	38,842

In accordance with Italian Civil Code, the Company provides employees of SpA a leaving indemnity payable upon termination of employment. The amount of this leaving indemnity is determined by the employee’s category, length of service, and overall remuneration earned during service. Amounts included as part of accrued liabilities and other noncurrent liabilities, in total, at December 31, 2011 and 2010 were $5,112 and $4,882, respectively. Leaving indemnity expense was $875, $709, and $652 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

The following table presents the plan’s change in benefit obligation, change in plan assets and the funded status in the Company’s consolidated balance sheets as of December 31:

	2011	2010
Change in benefit obligations:
Benefit obligation at beginning of year	$3,261	$3,559
Service cost	38	43
Interest cost	137	165
Actuarial gain	(176)	(360)
Plan participants’ contributions	1,035	1,137
Benefits paid	(1,153)	(1,283)

Benefit obligation at end of year	3,142	3,261

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contribution	118	146
Plan participants’ contribution	1,035	1,137
Benefits paid	(1,153)	(1,283)

Fair value of plan assets at end of year	—	—

Funded status	$(3,142)	$(3,261)

Unrecognized actuarial gains recorded in accumulated other comprehensive income were $5,446 and $6,031 as of December 31, 2011 and 2010, respectively. The Company expects to recognize $680 of unrecognized actuarial gains in 2012.

The components of the net periodic postretirement health and life insurance plans costs were as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Service cost	$38	$43	$45
Interest cost	137	165	208
Recognized net actuarial gain	(760)	(827)	(919)

Net periodic income	$(585)	$(619)	$(666)

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

Actuarial assumptions used in accounting for the postretirement health care and life insurance plans were:

	December 31, 2011	December 31, 2010
Benefit obligation at year-end:
Discount rate	3.75%	4.50%
Health care cost trend rates
Initial rate	N/A	N/A
Ultimate rate	N/A	N/A

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Net periodic benefit cost:
Discount rate	4.5%	5.25%	6.25%

Expected long-term rate of return on assets	N/A	N/A	N/A
Health care cost trend rates:
Initial rate	N/A	N/A	N/A
Ultimate rate	N/A	N/A	N/A

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(14)	Income Taxes

Income tax expense (benefit) consisted of:

Holdings		Current	Deferred	Total
2011	Federal	$(2,796)	$14,305	$11,509
	State	96	359	455
	Foreign	517	(1,165)	(648)

		$(2,183)	$13,499	$11,316

2010	Federal	$13	$(160)	$(147)
	State	264	(144)	120
	Foreign	339	(274)	65

		$616	$(578)	$38

2009	Federal	$1,833	$(5,595)	$(3,762)
	State	759	(20)	739
	Foreign	215	(702)	(487)

		$2,807	$(6,317)	$(3,510)

Stanadyne
2011	Federal	$(1,471)	$(2,272)	$(3,743)
	State	96	35	131
	Foreign	517	(1,165)	(648)

		$(858)	$(3,402)	$(4,260)

2010	Federal	$1,977	$1,138	$3,115
	State	264	(144)	120
	Foreign	339	(274)	65

		$2,580	$720	$3,300

2009	Federal	$2,047	$(2,503)	$(456)
	State	759	(20)	739
	Foreign	215	(702)	(487)

		$3,021	$(3,225)	$(204)

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

Total income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 35% for each year to income (loss) from continuing operations before income tax expense (benefit) and minority interest as follows:

Holdings	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Computed “expected” (benefit) expense	$(7,414)	$(3,482)	$(9,526)
Increase (reduction) in income tax resulting from:	4	28	(142)
State taxes, net of federal tax effect
Foreign taxes	517	339	215
Unrecognized tax benefits	63	(82)	271
Federal research and development credit	(385)	(400)	(425)
Rate difference on income of foreign operations	354	2,292	2,480
Tax benefit for U.S. production activities	—	—	(263)
Non-deductible interest on Senior Discount Notes	864	864	828
Goodwill impairment	—	—	1,800
Change in valuation allowance	17,621	418	1,502
Other, net	(308)	61	(250)

Total income tax expense (benefit)	$11,316	$38	$(3,510)

Stanadyne	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Computed “expected” (benefit) expense	$(3,085)	$830	$(5,392)
Increase in income tax resulting from:
State taxes, net of federal tax effect	82	28	202
Foreign taxes	517	339	215
Unrecognized tax benefits	63	(82)	271
Federal research and development credit	(385)	(400)	(425)
Rate difference on income of foreign operations	354	2,292	2,480
Tax benefit for U.S. production activities	—	(186)	(263)
Change in valuation allowance	(1,411)	418	1,158
Goodwill impairment	—	—	1,800
Other, net	(395)	61	(250)

Total income tax expense (benefit)	$(4,260)	$3,300	$(204)

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

U.S. federal, state and foreign net income taxes (refunded) to or paid by the Company amounted to $(2,166), $2,713 and $5,483 for the years ended December 31, 2011, 2010 and 2009, respectively.

(Loss) before taxes from domestic operations of Holdings was $(22,015), $(1,571) and $(10,585) for the years ended December 31, 2011, 2010 and 2009, respectively. (Loss) income before taxes from domestic operations of Stanadyne was $(9,646), $10,748 and $63 for the years ended December 31, 2011, 2010 and 2009, respectively. Income (loss) before taxes from foreign operations of the Company was $831, $(8,377) and $(16,632) for the years ended December 31, 2011, 2010 and 2009, respectively.

Holdings has unused domestic federal and state net operating loss carry forwards of $17,138 and $8,077, respectively, that are scheduled to expire in between five and twenty years. Stanadyne has unused domestic federal and state net operating loss carry forwards of $7,268 and $5,395, respectively.

The Company has unused foreign net operating loss carry forwards of $24,008 at December 31, 2011 which will expire between five years and an unlimited period. Under new tax laws implemented in 2011, net operating losses of Italy may be carried forward indefinitely. Prior to the tax law change, the foreign net operating losses could be carried forward for only five years after being generated.

At December 31, 2011 and 2010, Holdings had valuation allowances of $26,783 and $1,432, respectively, for federal and state tax benefits that will not be realized. Holdings established the full valuation allowance at the end of 2011 as it determined that it was more likely than not that these deferred tax assets would not be realized. Factors considered by Holdings in this determination included losses incurred in recent periods. In addition, Holdings and Stanadyne recorded a valuation allowance of $3,050 and $4,461 at December 31, 2011 and December 31, 2010, respectively, related to SAPL, SpA and SCC. It is more likely than not that all other deferred tax assets will be fully realized based on projections for future taxable income and the expectation that a significant portion of these deferred tax assets will be realized by offsetting them against temporary items.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are presented as follows:

	Holdings		Stanadyne
	2011	2010	2011	2010
Current:
Deferred tax assets:
Postretirement benefits	$365	$371	$365	$371
Severance	76	491	76	491
Compensated absences	740	835	740	835
Workers’ compensation	263	248	263	248
Health benefits	240	221	240	221
Warranty	270	235	270	235
Research & Development credits	1,199	400	1,199	400
State tax credits	140	296	140	296
Other	1,291	861	1,291	861

Deferred tax assets	4,584	3,958	4,584	3,958
Deferred tax liabilities
Inventory reserves	(1,428)	(1,620)	(1,428)	(1,620)
Other	(203)	(189)	(203)	(189)

Deferred Tax Liabilities	(1,631)	(1,809)	(1,631)	(1,809)

Net current deferred tax assets	$2,953	$2,149	$2,953	$2,149

	Holdings		Stanadyne
	2011	2010	2011	2010
Non-current:
Deferred tax assets:
Postretirement benefits	$15,267	$11,526	$15,267	$11,526
Net operating loss carry forwards	10,930	5,363	7,396	3,946
Workers’ compensation	1,069	1,267	1,069	1,267
Accrued interest on Discount Notes	14,331	14,331	—	—
Other	1,434	1,416	1,433	1,417

Deferred tax assets before valuation allowance	43,031	33,903	25,165	18,156
Less: valuation allowance	(29,833)	(5,892)	(3,050)	(4,461)

Deferred tax assets after valuation allowance	13,198	28,011	22,115	13,695
Deferred tax liabilities:
Property, plant, equipment and other	(36,358)	(36,868)	(36,324)	(36,822)

Net non-current deferred tax liabilities	(23,160)	(8,857)	(14,209)	(23,127)

Total net deferred tax liabilities	$(20,207)	$(6,708)	$(11,256)	$(20,978)

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

The following summarizes the activity related to the unrecognized tax benefits:

	2011	2010	2009
Balance at January 1	$475	$784	$366
Reversal of tax positions related to prior year	—	(357)	—
Additions based on tax positions related to current year	63	48	418

Balance at December 31	$538	$475	$784

All of the unrecognized tax benefits would, if recognized, impact the annual effective tax rate. A liability of $538 and $475 was recorded at December 31, 2011 and 2010, respectively. Income tax expense for potential penalties and interest of $63, $36 and $30 was recorded during 2011, 2010 and 2009, respectively. The Company recognized interest and penalties as a component of income tax expense. The Company does not expect any material changes to the unrecognized tax benefits to occur over the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions, and the Company is subject to routine audit by many different tax authorities. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2006. The Internal Revenue Service has commenced an examination of the 2009 U.S. federal income tax return. The future outcome of this examination may result in additional income tax expense or future payments of additional taxes.

(15)	401(k) Plan

Substantially all of the Company’s domestic employees are eligible to participate in the Stanadyne Corporation Savings Plus Plan (“401(k) Plan”). The 401(k) Plan provides such employees with the opportunity to save for retirement on a tax deferred basis. Effective April 2007, the 401(k) Plan was amended to: (i) increase Stanadyne’s matching contribution to 100% of employee pre-tax contributions on the first 1% of compensation and 50% of employee pre-tax contributions on the next 5% of compensation so that if an employee contributes 6% of compensation, the Stanadyne match would total 3.5% of that employee’s compensation; and (ii) provide for automatic enrollment at 3% of compensation for all new employees and all current employees who were not then contributing 3% or more of compensation. In May 2009, the company temporarily suspended its matching plan contribution due to the depressed economic conditions. Effective July 2010, the matching contributions were partially reinstated at 50% of employee pre-tax contributions on the first 1% of compensation and 25% of employee pre-tax contributions on the next 5% of compensation for an effective Company contribution rate of 1.75% based on a 6% employee contribution rate. In January 2011, the plan was further amended to restore contributions to the April 2007 levels. The Company made matching contributions of $1,141, $294 and $541 during the years ended December 31, 2011, 2010 and 2009, respectively.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(16)	Stockholders’ Equity

Common Stock. During the year ended December 31, 2011, one former employee exercised stock options to purchase 37,500 shares of Holdings’ common stock at $0.47 per share for $18. During the year ended December 31, 2010 and 2009, there were no stock options exercised. During 2010 and 2009 a total 200,000 and 212,500 shares, respectively, were purchased by the Company for $94 and $223, respectively, and are held as treasury stock. There were no shares purchased by the Company during 2011.

Stock Options. In August 2004, Holdings established the 2004 Equity Incentive Plan (the “Option Plan”) to provide for the award of non-qualified stock options to attract and retain people who are in a position to make a significant contribution to the success of the Company and its subsidiaries. Awards granted under the Option Plan vest over a period of four years contingent upon achievement of certain financial performance targets as defined by the Option Plan and expire 10 years after the date of grant. There are 16,000,000 shares authorized for the Option Plan with 1,078,670 available for future grants as of December 31, 2011.

The Company uses a Black-Scholes option-pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, fair value of common stock, probability that financial targets will be met, and forfeiture rate. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. The table below indicates the key assumptions used in the option valuation calculations for options granted in the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Risk-free interest rate	3.82%	3.20%	3.40%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	65%	65%	33%
Expected term in years	6.25	6.25	6.25

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

Presented below is a summary of stock option activity for the Option Plan for the years ended December 31, 2011, 2010 and 2009.

	Outstanding		Exercisable
	Stock Options Outstanding	Weighted Average Exercise Price	Stock Options Outstanding	Weighted Average Exercise Price
December 31, 2008 (1)	14,347,500	$0.53	3,071,250	$0.47
Exercised	—	—	—	—
Cancelled (2)	(1,743,750)	0.53	—	—
Vested	—	—	—	—
Granted (2) (3)	325,000	0.47	—	—

December 31, 2009 (1)	12,928,750	0.53	3,071,250	0.47
Exercised	—	—	—	—
Cancelled (2)	(525,000)	0.96	(25,000)	0.47
Vested
Granted (2) (3)	2,575,000	0.47	—	—

December 31, 2010 (1)	14,978,750	0.51	3,046,250	0.47
Exercised	(37,500)	0.47	(37,500)	0.47
Cancelled (2)	(1,162,500)	0.69	—	—
Vested
Granted (2) (3)	400,000	0.47	—	—

December 31, 2011 (1)	14,178,150	$0.49	3,008,750	$0.47

(1)	The weighted average remaining life of options outstanding as of December 31, 2011, 2010 and 2009 was 4.37 years, 5.46 years and 5.67 years, respectively.
(2)	The weighted average grant-date fair value of options issued during the years ended December 31, 2011, 2010 and 2009 was $0.01, $0.07 and $0.04, respectively. The weighted average grant-date fair value of unvested options cancelled during the years ended December 31, 2011, 2010 and 2009 was $0.18, $0.27 and $0.32, respectively.
(3)	400,000 options were issued on May 31, 2011 with an exercise price of $0.47 per share. 2,575,000 options were issued on September 1, 2010 with an exercise price of $0.47 per share. 325,000 options were issued on December 10, 2009 with an exercise price of $0.47 per share.

As of December 31, 2011, there was $65 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the 2004 Equity Incentive Plan. No compensation expense is expected to be recorded as management determined that it is not probable that the financial performance targets associated with the awards will be achieved. The total stock-based employee compensation expense for the stock options was $0, $37 and $63 in 2011, 2010 and 2009, respectively. There were 11,170,000 and 11,932,500 non-vested stock options outstanding at December 31, 2011 and 2010, respectively. The weighted average grant date fair value of non-vested stock options was $0.20 and $0.21 as of December 31, 2011 and 2010, respectively.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(17)	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income at December 31, 2011 and 2010 were as follows:

	Holdings		Stanadyne
	December 31,		December 31,
	2011	2010	2011	2010
Foreign currency translation adjustment	$4,149	$3,231	$4,149	$3,231
Additional pension and other post-employment benefits liability, net of accumulated tax	(28,514)	(11,409)	(22,194)	(11,409)

Total	$(24,365)	$(8,178)	$(18,045)	$(8,178)

Additional pension and other post-employment benefit liability is presented net of tax of $6,614, and $6,614 for Holdings and $12,936 and $6,614 for Stanadyne as of December 31, 2011 and 2010, respectively.

(18)	Redeemable Non-controlling Interest

The Company funded expansion of manufacturing operations in SAPL through a combination of new debt and equity issuances which were completed during 2010. SAPL issued additional common shares to Stanadyne and the non-controlling interest partners for net proceeds of $1.6 million and $0.6 million, respectively. As a result of this additional investment in SAPL, Stanadyne’s controlling share increased from 51.0% to 64.9%.

In March 2010, the Company entered into a put arrangement as part of an amendment to the SAPL Joint Venture Agreement with respect to the common securities that represent the 35.1% non-controlling interest. The non-controlling partners have an option to put their ownership interests to Stanadyne during a 90-day period beginning March 1, 2015. Due to the put option, the non-controlling interest is redeemable and does not qualify as permanent equity. As a result, this redeemable non-controlling interest is recorded in the mezzanine section of our consolidated balance sheets and is reported at estimated redemption value. At December 31, 2011 and 2010, the redemption value was $0.7 million and $0.8 million, respectively. Changes in the redemption value are charged to retained earnings if available or to additional paid in capital. The recognition of the redemption value of this redeemable non-controlling interest was affected through an increase to redeemable non-controlling interests and a charge to additional paid-in capital.

(19)	Related Party Transactions

During each of the years ended December 31, 2011, 2010 and 2009, the Company incurred management fees of $750 payable to Kohlberg & Company L.L.C. for management services provided. These charges are included in selling, general, administrative and other operating expenses.

On December 16, 2011, Stanadyne and Wells Fargo Capital Finance, LLC amended the terms of the U.S. Revolver as well as the terms of the EXIM Sub-facility. The U.S. Revolver amendment increased the maximum borrowings from $35,000 to $55,800 by adding a Maximum Guaranteed Revolver Amount

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(“Guaranteed Facility”) as defined by the Credit Agreement of $20,800. The investment funds (and certain of their investors) which are managed by Kohlberg Management IV, L.L.C. that are the primary equity holders of Holdings are the guarantors of the Guaranteed Facility.

The indenture governing Stanadyne’s senior subordinated notes limits the amount of dividends that can be paid to an amount calculated under a Restricted Payments Basket (as defined by the terms of the indenture) (“RP Basket”). Holdings relies on dividends from SIHC which are received from Stanadyne to make semi-annual interest payments on its senior discount notes. Failure to make these interest payments would result in an event of default under the terms of the senior discount notes. Kohlberg has advised Holdings that it will provide financial assistance to Holdings, to the extent necessary, in meeting the semi-annual interest payments that will come due during the next twelve months. If necessary, Kohlberg will provide Holdings with an equity infusion of up to $6 million.

(20)	Significant Customers

Sales to customers and their affiliates which represented approximately 10% or more of consolidated total net sales were as follows:

	Year Ended December 31, 2011	% of total Net Sales	Year Ended December 31, 2010	% of total Net Sales	Year Ended December 31, 2009	% of total Net Sales
Deere	$94,099	38.3	$88,678	35.4	$51,140	27.5

Accounts receivable balances with Deere and its affiliates were $8,233, $8,801 and $7,205 at December 31, 2011, 2010 and 2009, respectively.

(21)	Fair Value Measurements

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

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

The table below shows how the Company categorizes certain financial assets and liabilities based on the types of inputs used in valuation techniques for measuring fair value:

	Fair Value Measurements at December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial liabilities:
SAPL debenture embedded conversion option	$—	$—	$427	$427

	Fair Value Measurements at December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Money market funds	$15,212	$—	$—	$15,212

Financial liabilities:
SAPL debenture embedded conversion option	$—	$—	$306	$306

As described in Note 11, the SAPL debenture embedded conversion option is considered a derivative and is recorded at its fair value. The value of the option is calculated using the Monte Carlo simulation approach, which takes into account certain assumptions which include the discount yield, volatility and risk free rate, among others.

An unrealized (loss) gain, which is included in other income in the consolidated statement of operations amounting to $(121) and $56 was the only activity for Level 3 liabilities at December 30, 2011 and 2010, respectively.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

The effect of this indemnification is to limit environmental exposure of known sites. However, there are limitations to this indemnification. Estimates of future costs of environmental matters are inevitably imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the development and application of new technologies, the identification of new sites for which the Company may have remediation responsibility and the apportionment and collectability of remediation costs among responsible parties. The Company establishes reserves for these environmental matters when a loss is probable and reasonably estimable and has accrued its best estimate, $799 and $834, with respect to these matters at December 31, 2011 and 2010, respectively. It is reasonably possible that the final resolution of some of these matters may require the Company to make expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. However, management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company provides a limited warranty for specific products and recognizes the projected cost for this warranty in the period the products are sold. The Company’s warranty accrual is included as a component of accrued liabilities in the consolidated balance sheets. Changes in the Company’s warranty accrual are presented below:

	2011	2010
Warranty liability, beginning of year	$698	$867
Warranty expense based on products sold	793	1,067
Warranty claims paid	(717)	(1,236)

Warranty liability, end of year	$774	$698

(23)	Segments

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

The Company has manufacturing operations in the United States, Italy, India and China. The following is a summary of significant financial information by geographic area:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Net sales:
Domestic – United States	$113,487	$107,098	$90,724

Foreign net sales:
Mexico	29,915	27,063	13,886
France	26,513	23,249	16,873
United Kingdom	21,387	17,851	13,484
Germany	16,219	31,025	23,006
All other	38,240	44,307	27,875

Total foreign sales	132,274	143,495	95,124

Net sales	$245,761	$250,593	$185,848

	December 31, 2011	December 31, 2010
Long-lived assets:
United States	$39,892	$44,509
Italy	13,073	12,487
India	11,143	12,745
China	10,420	10,282

Long-lived assets	$74,528	$80,023

	Holdings		Stanadyne
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Net deferred income tax liabilities:
United States	$(19,684)	$(5,090)	$(10,733)	$(19,360)
Italy	(523)	(1,618)	(523)	(1,618)

Net deferred income tax liabilities	$(20,207)	$(6,708)	$(11,256)	$(20,978)

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(25)	Valuation and Qualifying Accounts

The components of significant valuation and qualifying accounts were as follows:

	Allowance for	Holdings	Stanadyne
	Uncollectible Accounts Receivable	Income Tax Valuation Allowance	Income Tax Valuation Allowance
Balance December 31, 2009	$317	$6,124	$4,693
Charged to costs and expenses	(13)	419	419
Write-offs	—	—	—
Effect of exchange rate changes	(16)	(651)	(651)

Balance December 31, 2010	288	5,892	4,461
Charged to costs and expenses	(17)	17,621	(1,411)
Charged to OCI	—	6,320	—
Write-offs	(10)	—	—
Effect of exchange rate changes	(2)	—	—

Balance December 31, 2011	$259	$29,833	$3,050

(26)	Reorganization

During the second quarter of 2009, as a part of its strategic plan and cost reduction initiatives, the Company decided to consolidate its U.S.-based manufacturing capacity by expanding its operations in the existing North Carolina locations and transferring manufacturing operations from the Company’s Windsor, Connecticut location. Reorganization costs were primarily for relocation of equipment and staffing to manage the project and were reflected as components of selling, general and administrative expenses within the accompanying consolidated statements of operations. Hourly and salaried employees of the Windsor, Connecticut workforce that were displaced by this consolidation received compensation, based on years of service and skill level, if they remained employed until their positions were eliminated. The Company also identified certain assets in Windsor, Connecticut that would no longer be used following the completion of the reorganization activity and had accelerated depreciation of these assets to their estimated net realizable value over their revised estimated useful life. The accelerated depreciation was charged to cost of goods sold and selling, general, administrative and other operating expenses within the accompanying consolidated statements of operations.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

A summary of the changes in the Company’s completion bonus accrual is provided below:

	Years ended December 31,
	2011	2010	2009
Completion bonus, beginning of period	$2,066	$1,060	$—
Completion bonus expenses	(39)	1,177	1,060
Cash payments	(1,779)	(171)	—

Completion bonus, end of period	$248	$2,066	$1,060

The following information summarizes the costs incurred with respect to the reorganization and other charges:

	Years ended December 31,
	2011	2010	2009
Reorganization costs	$4,293	$9,698	$3,000
Completion bonus expenses	(39)	1,177	1,060
Other charges: accelerated depreciation	—	768	576

Total	$4,254	$11,643	$4,636

The reorganization activities which began in 2009 are substantially complete as of December 31, 2011. The following information summarizes the costs incurred with respect to the reorganization and other charges since inception:

	Costs since inception	Costs remaining to be incurred	Total costs and charges
Reorganization costs	$16,991	$—	$16,991
Completion bonus expenses	2,198	—	2,198
Other charges: accelerated depreciation	1,344	—	1,344

Total	$20,533	$—	$20,533

With the substantial completion of the reorganization of the U.S. manufacturing activities, the Company anticipates to realize annual savings of approximately $10,000. The majority of the savings will be realized within cost of goods sold. These expected savings may be offset to some degree by costs associated with initiatives to grow our business.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(27)	Supplemental Financial Statements

As disclosed in Note 11, the U.S Revolver limits the amount of dividends and other payments that can be made by Stanadyne, and the Notes are subject to covenants including limitations on indebtedness, liens, and dividends or other distributions to stockholders. As such, the supplemental condensed balance sheets as of December 31, 2011 and 2010 and supplemental condensed statements of operations and cash flows for 2011, 2010 and 2009 are presented below for Stanadyne Holdings, Inc. on a stand-alone basis since the restricted net assets of certain consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year.

STANADYNE HOLDINGS, INC.

SUPPLEMENTAL CONDENSED BALANCE SHEET

December 31, 2011
ASSETS
Cash and cash equivalents	$1
Other current assets	66

Total current assets	67
Investment in subsidiaries	61,824
Due from Stanadyne Corporation	3,436

Total assets	$65,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$4,508

Total current liabilities	4,508
Other liabilities	8,464
Long-term debt	100,000
Stockholders’ equity	(47,645)

Total liabilities and stockholders’ equity	$65,327

December 31, 2010
ASSETS
Cash and cash equivalents	$1
Other current assets	—

Total current assets	1
Intangible and other assets, net	15,424
Investment in subsidiaries	88,141
Due from Stanadyne Corporation	2,282

Total assets	$105,848

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$4,603

Total current liabilities	4,603
Long-term debt	100,000
Stockholders’ equity	1,245

Total liabilities and stockholders’ equity	$105,848

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

STANADYNE HOLDINGS, INC.

SUPPLEMENTAL CONDENSED STATEMENTS OF

OPERATIONS

Year Ended December 31, 2011
SG&A	$108

Operating loss	(108)
Interest expense, net	12,261
Income tax expense	15,576

Loss before subsidiary loss	(27,945)
Subsidiary loss	(4,556)

Net loss	$(32,501)

Year Ended December 31, 2010
SG&A	$61

Operating loss	(61)
Interest expense, net	12,261
Income tax benefit	(3,262)

Loss before subsidiary loss	(9,060)
Subsidiary loss	(929)

Net loss	$(9,989)

Year Ended December 31, 2009
SG&A	$61

Operating loss	(61)
Interest expense, net	11,752
Income tax benefit	(3,891)

Loss before subsidiary loss	(7,922)
Subsidiary loss	(15,199)

Net loss	$(23,121)

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

STANADYNE HOLDINGS, INC.

SUPPLEMENTAL CONDENSED STATEMENTS OF CASH FLOWS

Year Ended December 31, 2011
Net loss	$(32,501)
Amortization of debt discount & deferred financing fees	260
Deferred income tax expense	16,901
Subsidiary loss	(4,556)
Change in operating assets and liabilities	7,878

Net cash used in operating activities	(12,018)

Dividends received	12,000
Proceeds from exercise of stock options	18

Net cash provided by financing activities	12,018

Net change in cash and cash equivalents	—
Cash at cash equivalents at beginning of period	1

Cash at cash equivalents at end of period	$1

Year Ended December 31, 2010
Net loss	$(9,989)
Amortization of debt discount & deferred financing fees	261
Deferred income tax benefit	(1,298)
Subsidiary loss	929
Change in operating assets and liabilities	(1,809)

Net cash used in operating activities	(11,906)

Dividends received	12,000
Purchase of treasury stock	(94)

Net cash provided by financing activities	11,906

Net change in cash and cash equivalents	—
Cash at cash equivalents at beginning of period	1

Cash at cash equivalents at end of period	$1

Year Ended December 31, 2009
Net loss	$(23,121)
Amortization of debt discount & deferred financing fees	7,219
Deferred income tax benefit	(3,678)
Subsidiary loss	15,199
Change in operating assets and liabilities	4,439

Net cash provided by operating activities	58

Purchase of treasury stock	(223)

Net cash used in financing activities	(223)

Net decrease in cash and cash equivalents	(165)
Cash at cash equivalents at beginning of period	166

Cash at cash equivalents at end of period	$1

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Holdings

As of December 31, 2011, an evaluation of the effectiveness of the design and operation of Holdings’ disclosure controls and procedures was conducted by management under the supervision and with the participation of the President and Chief Financial Officer of Holdings. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and including that such information is accumulated and communicated to management, including the President and Chief Financial Officer of Holdings, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation and the identification of the material weakness in internal control over financial reporting described below, the President and Chief Financial Officer of Holdings have concluded that, as of December 31, 2011, Holdings’ disclosure controls and procedures were not effective.

In light of the material weakness described below, Holdings performed additional analysis and other procedures to ensure that Holdings’ consolidated financial statements were prepared in accordance with generally accepted accounting principles and accurately reflect the results for December 31, 2011. As a result, notwithstanding the material weakness discussed below, management concluded that the consolidated financial statements included in this Form 10-K fairly present in all material respects Holdings’ financial position, results of operations and cash flows for the year ended December 31, 2011.

Stanadyne

As of December 31, 2011, an evaluation of the effectiveness of the design and operation of Stanadyne’s disclosure controls and procedures was conducted by management under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Stanadyne. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and including that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Stanadyne, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation and the identification of the material weakness in internal control over financial reporting described below, the Chief Executive Officer and Chief Financial Officer of Stanadyne have concluded that, as of December 31, 2011, Stanadyne’s disclosure controls and procedures were not effective.

In light of the material weakness described below, Stanadyne performed additional analysis and other procedures to ensure that Stanadyne’s consolidated financial statements were prepared in accordance with generally accepted accounting principles and accurately reflect the results for December 31, 2011. As a result, notwithstanding the material weakness discussed below, management concluded that the consolidated financial statements included in this Form 10-K fairly present in all material respects Stanadyne’s financial position, results of operations and cash flows for the year ended December 31, 2011.

(b) Management’s report on internal control over financial reporting

Holdings

Holdings’ management is responsible for establishing and maintaining effective internal control over financial reporting in order to provide reasonable assurance of the reliability of Holdings’ financial reporting and preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting involves policies and procedures that (i) require maintenance of records that in reasonable detail accurately reflect Holdings’ financial transactions and disposition of assets; (ii) provide reasonable assurance that these transactions are recorded as required to support preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with appropriate authorization of management and the Board of Directors; and (iii) provide reasonable assurance for the prevention or timely detection of unauthorized use of Holdings’ assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Holdings’ management assessed the effectiveness of its internal control over financial reporting as of December 31, 2011. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Holdings’ annual or interim financial statements will not be prevented or detected on a timely basis.

Holdings did not maintain effective controls to ensure completeness, existence, valuation and appropriate presentation and disclosure over certain accounts described below which led to (i) the misstatement of its financial statements and related financial disclosures for the years ended December 31, 2008 and 2007 and for the first three quarters of 2009 and 2008, (ii) the revision to its condensed consolidated balance sheet as of March 31, 2011 and statements of operations for the three months ended March 31, 2011, (iii) the revision to its condensed consolidated balance sheet as of March 31, 2010 and statements of cash flows for the three months ended March 31, 2010 and (iv) the revision to its consolidated financial statements to correct errors arising in years prior to 2009, as described in Note 2 in Part II, Item 8 of this Annual Report on Form 10-K, as further described below.

•

Management has concluded that (a) Holdings lacks sufficient accounting professionals with necessary knowledge, experience and training to adequately account for and perform adequate supervisory reviews of certain significant and primarily non-routine transactions and technical accounting matters and (b) Holdings lacks adequate controls regarding training in the relevant accounting guidance, review, and documentation of certain complex, and primarily non-routine accounting transactions and review of required accounting disclosures. Collectively, these factors resulted in the misapplication of accounting principles primarily impacting several accounts including cost of goods sold, selling general and administrative costs, stock-based compensation expense, interest expense, and income taxes as reported on our consolidated statements of operations, and inventories, pension liabilities, deferred debt origination costs, additional paid-in capital, certain components of other comprehensive income, goodwill and deferred income taxes as reported on our consolidated balance sheets, as well as an adjustment to the consolidated financial statements for the three months ended December 31, 2010. Because these control deficiencies could result in misstatements of the aforementioned accounts or other accounts not noted and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected, management has determined that these control deficiencies constitute a material weakness.

Because of the material weakness described above, management concluded that internal control over financial reporting was not effective as of December 31, 2011.

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

Stanadyne’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2011. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Stanadyne’s annual or interim financial statements will not be prevented or detected on a timely basis.

Stanadyne did not maintain effective controls to ensure completeness, existence, valuation and appropriate presentation and disclosure over certain accounts described below which led to (i) the misstatement of its financial statements and related financial disclosures for the years ended December 31, 2008 and 2007 and for the first three quarters of 2009 and 2008, (ii) the revision to its condensed consolidated balance sheet as of March 31, 2011 and statements of operations for the three months ended March 31,, 2011, (iii) the revision to its condensed consolidated balance sheets as of March 31, 2010 and statements of cash flows for the three months ended March 31, 2010 and (iv) the revision to its consolidated financial statements to correct errors arising in years prior to 2009, as described in Note 2 in Part II, Item 8 of this Annual Report on Form 10-K, as further described below.

•

Management has concluded that (a) Stanadyne lacks sufficient accounting professionals with necessary knowledge, experience and training to adequately account for and perform adequate supervisory reviews of certain significant and primarily non-routine transactions and technical accounting matters and (b) Stanadyne lacks adequate controls regarding training in the relevant accounting guidance, review, and documentation of certain complex, and primarily non-routine accounting transactions and review of required accounting disclosures. Collectively, these factors resulted in the misapplication of accounting principles primarily impacting several accounts including cost of goods sold, selling general and administrative costs, stock-based compensation expense, interest expense, and income taxes as reported on our consolidated statements of operations, and inventories, pension liabilities, deferred debt origination costs, due to Stanadyne Holdings, Inc., additional paid-in capital, certain components of other comprehensive income, goodwill and deferred income taxes as reported on our consolidated balance sheets, as well as an adjustment to the consolidated financial statements for the three months ended December 31, 2010. Because these control deficiencies could result in misstatements of the aforementioned accounts or other accounts not noted and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected, management has determined that these control deficiencies constitute a material weakness.

Because of the material weakness described above, management concluded that internal control over financial reporting was not effective as of December 31, 2011.

(c) Changes in internal control

Holdings and Stanadyne

During the quarter ended December 31, 2011 there were changes in internal control over financial reporting designed to address the material weakness described above and to enhance the Company’s internal control over financial reporting.

•	Holdings and Stanadyne remediated the material weakness related to preparation and review of account activities for capital expenditures in its SAPL subsidiary as discussed below.

•

We filled our Manager of Financial Reporting position with an accountant with the necessary knowledge, experience and expertise in U.S. GAAP with respect to significant non-routine transactions and technical accounting matters. This position was vacant for a portion of the year in 2011, during which time we filled the position in a temporary capacity with an accountant with the necessary knowledge, experience and expertise in U.S. GAAP with respect to significant non-routine transactions and technical accounting matters.

•

We continued periodic internal control and accounting training for our accounting department designed to ensure our accounting personnel further develops its knowledge, expertise and training in U.S. GAAP with respect to significant non-routine transactions and technical accounting matters.

•

We implemented a third party staffing model utilizing a local public accounting firm at SAPL to assist in the local preparation of account reconciliations as well as the proper recording and disclosure of transactions in compliance with U.S. GAAP.

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

We revised the condensed consolidated balance sheets and statements of cash flows as of March 31, 2010 and for the three months then ended within our Quarterly Report on Form 10-Q for the interim period ended June 30, 2010 in Note 12 in Part I, Item 1 for the SAPL errors in accounting for capital expenditures.

We revised the condensed consolidated balance sheets and statements of operations as of March 31, 2011 and for the three month period then ended within our Quarterly Report on Form 10-Q for the interim period ended June 30, 2011 for the pension expense errors described in Note 14 in Part I, Item 1 of such Quarterly Report.

We revised the consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006, described in Note 2 in Part II, Item 8 of this Annual Report on Form 10-K.

Remediation of Material Weakness Related to SAPL Capital Expenditures

As previously disclosed in Holdings’ and Stanadyne’s 2010 Annual Report on Form 10-K and in the quarterly reports on Form 10-Q for the periods ending March 31, 2011, June 30, 2011 and September 30, 2011, Holdings and Stanadyne reported a material weakness in internal controls related to capital expenditures at Stanadyne’s subsidiary, SAPL. SAPL did not maintain effective internal controls over the preparation and review of account activities related to capital expenditures, and Stanadyne and Holdings did not maintain effective internal controls over the monitoring of capital expenditures activity at SAPL. Collectively, these factors resulted in errors impacting the recorded values for construction in progress (a component of property, plant and equipment) and accounts payable as reported on our consolidated balance sheets, as well as net cash provided by operating activities and net cash used in investing activities as reported on our consolidated statements of cash flows, as well as an adjustment to the consolidated financial statements for the three months ended December 31, 2010. At that time, these control deficiencies could have resulted in a material misstatement of the accounts for SAPL that would have resulted in a material misstatement of Holdings’ and Stanadyne’s consolidated financial statements that would not have been prevented or detected.

Beginning in the second quarter of 2011, management designed and implemented remediation measures described below to address the SAPL-related material weakness and enhance our internal control over financial reporting. During the third and fourth quarters of 2011, management continued to monitor and evaluate these remediation measures that have been implemented to address this material weakness. Remediation measures included the following:

•	The accounting department at SAPL developed more detailed procedures and processes concerning the preparation and review of account activities related to capital expenditures.

•	We enacted more stringent thresholds for management review of the entries and reconciliations for SAPL capital expenditures.

•

We implemented a third party staffing model utilizing a local public accounting firm at SAPL to assist in the local preparation of account reconciliations as well as the proper recording and disclosure of transactions in compliance with U.S. GAAP.

The remediation measures described above have strengthened Holdings’ and Stanadyne’s internal control over financial reporting and a sufficient period of time has passed to demonstrate that their effectiveness is sustainable. As a result, management concluded that this material weakness was remediated as of December 31, 2011.

Other Remediation Activities

Management believes that the changes in internal control described above in addition to other planned changes will strengthen the Company’s internal control over financial reporting and will eventually remediate the identified remaining material weakness. As efforts continue to evaluate and enhance internal control over financial reporting, management may determine that additional measures must be taken to address these control deficiencies or may determine that it needs to modify or otherwise adjust the remediation measures described below.

Additional planned improvements include:

•

We will evaluate existing staff members relative to their knowledge of U.S. GAAP and non-routine accounting issues, and as a result make changes to ensure those in positions of review and oversight have the knowledge, experience and training necessary to perform such review.

•	We will increase staffing levels in our corporate finance group to provide for additional monitoring controls over significant non-routine and technical accounting matters.

•

We will continue to implement financial reporting controls to address changing or new business processes as our business evolves and will update accounting policies for new business developments and accounting pronouncements.

•

We will continue to expand and modify our financial reporting controls to ensure that significant, complex and non-routine transactions are timely identified, researched, documented, reviewed and evaluated so that such transactions are properly recorded and disclosed in accordance with U.S. GAAP.

Because the reliability of the internal control process requires repeatable execution, the successful remediation of this material weakness will require review and evidence of effectiveness prior to management concluding that the controls are now effective. Some of the enhancements that have been implemented by management since the fourth quarter of 2010 and during 2011 have not been in place for a sufficient period of time to demonstrate that their effectiveness is sustainable. Therefore, additional time is required to validate that the material weakness is fully remediated.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position as of December 31, 2011 of each person who is a member of the Board of Directors or an executive officer of each of Holdings and Stanadyne. Holdings, Kohlberg and other stockholders of Holdings are parties to that certain KSTA Holdings Stockholders Agreement, dated August 6, 2004 (the “Stockholders Agreement”) pursuant to which such persons have certain registration rights and participation rights. Pursuant to the Stockholders Agreement, Kohlberg has the right to elect the directors of Holdings. Consequently, Holdings does not have a nominating committee. All directors serve for the term for which they are elected or until their successors are duly elected and qualified or until death, retirement, resignation or removal. All directors of Holdings also serve as directors of Stanadyne. All directors, other than M. David Jones, are affiliated with Kohlberg & Company, L.L.C. and have been selected to be directors pursuant to the Stockholders Agreement based on their experience in serving as directors of other Kohlberg portfolio companies, many of which are manufacturing companies like Stanadyne, which we believe make them well qualified to serve as directors. Mr. Jones, President of Holdings and Chief Executive Officer of Stanadyne, brings over 40 years of experience in manufacturing and engine-related businesses which we believe make him well qualified to serve as a director of both companies.

Directors do not receive compensation for their services as directors, with the exception of Mr. Wiggins. Mr. Wiggins, as Chairman of the Board of Stanadyne, received $250,000 in annual salary in 2011, $237,500 in annual salary in 2010 and $218,950 in 2009, in addition to earning a bonus amount of $118,750 in 2010. There were no bonus amounts earned in 2009 and 2011. Directors are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board of Directors or committees thereof. There are no family relationships between any director and executive officer.

STANADYNE HOLDINGS, INC.

Name	Age	Position
M. David Jones	64	President and Director (1)
Stephen S. Langin	53	Chief Financial Officer and Corporate Secretary
Samuel P. Frieder	47	Director (1), (2)
Seth H. Hollander	35	Director (3)
James D. Wiggins	64	Director and Chairman of the Board (1)
Evan D. Wildstein	40	Director
Gordon H. Woodward	43	Director (1), (2), (3)

(1)	Member of Executive Committee
(2)	Member of Compensation Committee
(3)	Member of Audit Committee

STANADYNE CORPORATION

Name	Age	Position
M. David Jones	64	President, Chief Executive Officer and Director (1)
Stephen S. Langin	53	Vice President, Chief Financial Officer and Corporate Secretary
Edward May	44	Vice President, Global Supply Chain
Jean S. McCarthy	64	Vice President, Human Resources
John A. Pinson	46	Vice President, Engineering and Chief Technology Officer
Joseph M. Vorih	44	Vice President, Global Sales and Marketing
Samuel P. Frieder	47	Director (1), (2)
Seth H. Hollander	35	Director (3)
James D. Wiggins	64	Director and Chairman of the Board (1)
Evan D. Wildstein	40	Director
Gordon H. Woodward	43	Director (1), (2), (3)

(1)	Member of Executive Committee
(2)	Member of Compensation Committee
(3)	Member of Audit Committee

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

Edward May, Vice President, Global Supply Chain. Mr. May joined Stanadyne in May 2011. Prior to joining Stanadyne, he served as Corporate Vice President Strategic Sourcing and Supply Chain for Pall Corporation since 2006. From 2003 to 2006, Mr. May was employed by Danaher Motion as Director of Supply Chain and Strategic Sourcing. Prior to 2003, Mr. May held various positions in the materials sourcing and planning disciplines for Pentair, Certainteed Corporation, Futuba Industrial Corporation and Dial Corporation. Mr. May holds a B.A. degree in business administration from Loyola University. He also holds an M.B.A from DePaul University.

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

Samuel P. Frieder, Director. Mr. Frieder has served as a director of Holdings and Stanadyne since August 2004. He has served as Chairman of both the Executive and Compensation Committees for Holdings and Stanadyne since January 24, 2005. Mr. Frieder is the Managing Partner of Kohlberg & Company, L.L.C., which he joined in 1989. He is a member of the board of directors of AGY Holding Corporation, Bauer Hockey, BioScrip, Inc., Centerplate, Inc., Central Parking Corporation, Chronos Life Group, Concrete Technologies Worldwide, Inc., The Hoffmaster Group, Inc., Katy Industries, Inc., Kellermeyer Bergensons Services, Niagara Corporation, Nielsen & Bainbridge, Inc., Packaging Dynamics Corporation, Pittsburgh Glass Works, Philips Plastics Corporation, SVP Holdings, Thomas Nelson and Trico Products. Mr. Frieder received an A.B. from Harvard College. As a result of these professional experiences, Mr. Frieder possesses particular knowledge and experience in corporate finance, corporate governance, corporate and business development, business evaluation and oversight and financial analysis that strengthen the Board’s collective qualifications, skills and experience.

Seth H. Hollander, Director. Mr. Hollander has served as director of Holdings and Stanadyne since January 2007 and as a member of each company’s Audit Committee since July 2009. Mr. Hollander is a Partner of Kohlberg & Company, L.L.C., which he joined in 2001. He is a member of the board of directors of AGY Holding Corporation, Centerplate, Inc., Central Parking Corporation, Concrete Technologies Worldwide, Inc., Kellermeyer Bergensons Services, Nielsen & Bainbridge, Inc. and Packaging Dynamics Corporation. Mr. Hollander received a B.B.A. from University of Michigan, Ann Arbor. As a result of these professional experiences, Mr. Hollander possesses particular knowledge and experience in corporate finance, accounting, strategic planning, business evaluation and oversight and financial analysis that strengthen the Board’s collective qualifications, skills and experience.

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

Gordon H. Woodward, Director. Mr. Woodward has served as a director of Holdings and Stanadyne since August 6, 2004. Since 2005, Mr. Woodward has served as Chairman of the Audit Committees for both Holdings and Stanadyne and has served on both the Executive and Compensation Committees since January 24, 2005. Mr. Woodward is a Partner and Chief Investment Officer of Kohlberg & Company, L.L.C., which he joined in 1996. He is a member of the board of directors of Bauer Performance Sports, Ltd., BioScrip, Inc., Centerplate, Inc., Central Parking Corporation, Chronos Life Group, e+CancerCare, Kellermeyer Bergensons Services, Nielsen & Bainbridge, Inc., Packaging Dynamics Corporation, Phillips-Medisize Corporation, Southern Care, Inc., and Thomas Nelson, Inc. Mr. Woodward received an A.B. from Harvard College. As a result of these professional experiences, Mr. Woodward possesses particular knowledge and experience in corporate finance, corporate governance, strategic planning, business evaluation and oversight and financial analysis that strengthen the Board’s collective qualifications, skills and experience.

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

Stanadyne’s compensation program consists of base salary, stock options and other incentive and retirement programs, and is designed to recognize position and responsibility as well as reward accomplishment of the Company’s short and long-term objectives. The short term objectives (one year) include achieving earnings before interest, taxes, depreciation and amortization (“EBITDA”) and operating cash flows as projected in the Company’s annual operating plan, improving the Company’s quality as perceived by its customers, and implementing a lean manufacturing philosophy. The longer term goals include increasing revenue base, increasing earnings as measured by EBITDA and achieving world-class performance in the areas of quality, delivery and customer satisfaction.

Additional explanation of each element of Stanadyne’s compensation program follows:

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

Performance-Based Incentive Compensation – We believe in a philosophy of pay-for-performance. Consequently, our performance-based incentive compensation plans can provide opportunity for our executives to earn up to a maximum of 125% of their base salary. As position and responsibility increase, a greater portion of the executive’s compensation is performance-based. The performance-based compensation is earned according to the terms of our Employee Incentive Plan (“EIP”), which includes all U.S.-based hourly and salaried employees, as well as select members of management in our international subsidiaries.

The EIP establishes annual goals for EBITDA. Each employee is assigned a Participation Factor expressed in terms of a percentage of the employee’s base salary. These Participation Factors are recommended annually by our Chief Executive Officer and subject to approval by the Compensation Committee. The performance bonus is determined for each employee by multiplying the annual base salary or wages by the individual Participation Factor, multiplied by a Payout Factor. The Payout Factor ranges between 37.5% and 125% and is based on the level of EBITDA generated for the year relative to the EBITDA goal for the same period.

In keeping with our philosophy of reward for performance, EBITDA that is less than 90% of the EBITDA goal results in a Payout Factor of zero, and no performance bonus amounts are earned. The EIP in 2011 was structured to provide a Payout Factor of 75% for achieving at least 90% of the EBITDA goal and increased by 2.5% for each 1% increase in the EBITDA goal, up to 100%. The Payout Factor increased by an additional 1% for each 1% increase in EBITDA above the annual goal, up to a maximum of 125%.

There was no EIP earned by the Named Executive Officers in 2011 because the actual EBITDA was less than 90% of the EBITDA goal.

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

As of December 31, 2004, a total of 14,740,000 options to purchase Holdings common stock were granted under the Option Plan to certain members of management and 25,000 options were granted to one Director, Mr. Wier, of which 18,750 expired upon his retirement as a Director in July 2009. In 2006, Mr. Jones was awarded 3,500,000 stock options as part of his employment agreement. He was awarded an additional 750,000 stock options in 2010. Mr. Langin was awarded an additional 300,000 stock options in 2010 which are in addition to the 1,000,000 options he was awarded in 2004. In 2010, 2008 and 2006, Mr. Vorih was awarded 500,000, 150,000 and 250,000 stock options, respectively. Mr. Pinson was awarded 325,000 stock options in 2009 and an additional 275,000 stock options in 2010. In 2011, Mr. May was hired as the Company’s Vice President, Global Supply Chain and was awarded 400,000 stock options. There were no stock options awarded to the Named Executive Officers in 2009.

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

There were no stock options exercised by the Named Executive Officers during the twelve months ended December 31, 2011.

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

•	Medical Reimbursement Plan – Executives are provided a maximum annual reimbursement of $5,000 of medical-related costs not covered by the Company’s underlying health benefit plans.

•	Automobile Allowance – Executives are paid $800 as a monthly allowance for transportation.

•

Life Insurance – The Company pays annual premiums for term life or variable annuity life insurance policies with a death benefit equal to two times average annual compensation for all of the Named Executive Officers, if they so choose this benefit.

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

•

Personal Umbrella Liability Insurance – The Company will reimburse the executives’ annual premium cost of a $2 million personal umbrella liability insurance policy. One Named Executive Officer is reimbursed for the annual policy premium for a $3 million personal umbrella liability insurance policy.

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

In the first quarter of 2009, our Chief Executive Officer, Mr. Jones, provided recommendations to the Compensation Committee for reductions in base salaries for all of the Named Executive Officers ranging from 10% to 15%. These salary reductions were part of the Company-wide cost reduction actions taken in reaction to the negative pressure on earnings in 2009 due to the global economic recession. In the fourth quarter of 2009, Mr. Jones recommended further cost reductions through a reorganization of the executive team resulting in a reduction in the number of Vice Presidents from seven to six. In September 2009, Mr. Jones recommended that the Company employ John Pinson as Vice President & Chief Technology Officer to fill the vacancy left by William W. Kelly who retired in March, 2009. The Compensation Committee evaluated and approved all of these recommendations and, in response to the depressed levels of business, reduced Mr. Jones’ base salary by 15% effective March 1, 2009.

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

In 2011, Mr. Jones recommended that the Company employ Edward May as Vice President, Global Supply Chain to fill the vacancy left by Waqas Sherwani who left the Company in May, 2010. In the fourth quarter of 2011, Mr. Jones also provided recommendations to the Compensation Committee for base salary increases of $25,000 each for Mr. Pinson and Mr. Vorih based on his evaluation of the performance of each and their existing base salary relative to the marketplace. The Compensation Committee evaluated and approved these recommendations.

COMPENSATION COMMITTEE REPORT

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Boards of Directors of Holdings and Stanadyne that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2011.

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

Compensation Committee Interlocks and Insider Participation

All members of the Compensation Committee during 2011 were independent directors, and no member was an employee or former employee. No Compensation Committee member had any relationship requiring disclosure under the section titled “Certain Relationships Related Transactions and Director Independence” in this Form 10-K. During 2011, none of our executive officers served on the Compensation Committee (or its equivalent) or board of directors of another entity whose executive officer served on our Compensation Committee.

In 2011, M. David Jones served as President of Holdings, and Stephen S. Langin served as Chief Financial Officer of Holdings. Neither Mr. Jones nor Mr. Langin received any compensation from Holdings for serving in those positions. The compensation of executive officers of Stanadyne is determined by the Compensation Committee of Stanadyne and, with respect to the grant of any stock options of Holdings, by the Compensation Committee of Holdings. The following table sets forth information concerning the Chief Executive Officer, the Chief Financial Officer and the three other most highly compensated executive officers of Stanadyne (the “Named Executive Officers”) for services rendered in fiscal years 2011, 2010 and 2009.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(2)	All Other Comp- ensation ($)(3)	Total ($)
M. David Jones	2011	535,000				24,717	39,987	599,704
(President, Chief	2010	498,219	249,110	53,110	(1)	19418	39,863	859,720
Executive Officer and Director)	2009	468,125	—	—		21,700	43,293	533,118

Stephen S. Langin	2011	285,000				174,331	49,216	508,547
(Vice President, Chief	2010	275,500	137,750	21,240	(1)	116,434	29,467	580,391
Financial Officer and Secretary)	2009	261,250	—	—		111,769	36,091	409,110

Joseph M. Vorih	2011	264,167				4,843	47,162	316,172
(Vice President, Global	2010	251,333	81,684	35,400	(1)	2,700	36,288	407,385
Sales & Marketing)	2009	238,233	—	—		2,319	38,403	278,955

John A. Pinson	2011	229,167				—	34,893	264,060
(Vice President,	2010	225,000	73,125	19,470	(1)	—	104,218	421,813
Engineering & CTO)	2009	60,577	—	—		—	23,100	83,677

Jean S. McCarthy	2011	207,000				44,423	43,084	294,507
(Vice President, Human	2010	200,100	100,050	—		33,872	42,054	376,076
Resources)	2009	189,750	—	—		21,311	41,612	252,673

(1)	The valuation assumptions are those set forth in Notes 2 and 16 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.
(2)	Amounts shown are changes in pension value as there are no deferred compensation earnings.
(3)	All Other Compensation amounts included in this table are described for each individual as follows:

(a)	2011 Comments – Mr. Jones received various amounts under the Company’s executive benefit plan that included $6,000 annual cash allowance, $9,600 automobile allowance and amounts paid for term life insurance, disability insurance, reimbursement of health care costs, and long-term care insurance of $3,000, $7,967, $1,377 and $3,468, respectively. Mr. Jones received $8,575 in annual Company 401(k) matching contributions.

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

(b)	2011 Comments – Mr. Langin received various amounts under the Company’s executive benefit plan that included a $6,000 cash allowance, $9,600 automobile allowance and amounts paid for variable annuity life insurance, disability insurance, reimbursement of health care costs, and long-term care insurance of $14,303, $2,535, $1,448 and $1,808, respectively. Mr. Langin received $8,575 in annual Company 401(k) matching contributions, a $347 reimbursement of annual premium on personal umbrella liability insurance, as well as $4,600 income from exercise of his Leased Auto Purchase Option.

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

(c)	2011 Comments – Mr. Vorih received various amounts under the Company’s executive benefit plan that included a $6,000 cash allowance, $9,600 automobile allowance and amounts paid for variable annuity life insurance, disability insurance, reimbursement of health care costs, and long-term care insurance of $10,208, $2,782, $8,574 and $1,692, respectively. Mr. Vorih received $8,306 in annual Company 401(k) matching contributions.

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

(d)	2011 Comments – Mr. Pinson received various amounts under the Company’s executive benefit plan that included a $6,000 cash allowance, a $9,600 automobile allowance, a $5,082 reimbursement of health care costs and $5,240 for disability insurance. Mr. Pinson received $8,575 in annual Company 401(k) matching contributions as well as a $396 reimbursement of annual premium on personal umbrella liability insurance.

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

(e)	2011 Comments – Ms. McCarthy received various amounts under the Company’s executive benefit plan that included a $6,000 cash allowance, $9,600 automobile allowance and amounts paid for variable annuity life insurance, disability insurance, reimbursement of health care costs, and long-term care insurance of $15,975, $2,698, $5,917 and $2,302, respectively. Ms. McCarthy received $592 reimbursement of annual premium on personal umbrella liability insurance.

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

No options were granted to the Named Executive Officers in 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2011

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

Stock options in the above table are subject to the terms and conditions of the Stanadyne Holdings, Inc. 2004 Equity Incentive Plan (“Option Plan”). The stock option awards vest in equal portions over the four calendar years following the grant date. Vesting is contingent upon achieving a targeted level of EBITDA as defined by the Option Plan in each calendar year. Options awarded in 2004 and options awarded to Mr. Jones have vested at 25% of the number granted, based on achievement of the Target EBITDA for the calendar year 2004. Target EBITDA was not achieved in calendar years 2005, 2006, 2007, 2008, 2009, 2010 or 2011 and consequently no additional vesting has taken place.

No options were exercised by the Named Executive Officers in 2011.

The Company provides retirement benefits to the Named Executive Officers through a defined benefit pension plan and a defined contribution 401(k) plan.

Name	Plan Name	Number of Years Credits Service (#)	Present Value of Accumulated Benefit ($)		Payments During Last Fiscal Year ($)
M. David Jones	Stanadyne Corporation Pension Plan Stanadyne Corporation Supplemental Retirement Plan	1.583 1.583	$ $	82,704 109,575	0 0
Stephen S. Langin	Stanadyne Corporation Pension Plan Stanadyne Corporation Supplemental Retirement Plan	26.333 26.333	$ $	561,153 330,241	0 0
John A. Pinson	Stanadyne Corporation Pension Plan	—
Joseph M. Vorih	Stanadyne Corporation Pension Plan	1.583		$19,696	0
Jean S. McCarthy	Stanadyne Corporation Pension Plan Stanadyne Corporation Supplemental Retirement Plan	7.166 7.166	$ $	280,271 66,675	0 0

Pension benefits are provided to the Named Executive Officers under the terms of the Stanadyne Corporation Pension Plan (“Pension Plan”) and the Stanadyne Corporation Supplemental Retirement Plan (“SERP”), both defined benefit plans. The Pension Plan provides benefits up to the maximum allowable annual compensation limits as defined by IRS regulations. The SERP calculates benefits that are earned in excess of those earned under the Pension Plan. Amounts provided in the above table have been calculated using the same actuarial assumptions used for the pension liability valuation described in Note 12 to Consolidated Financial Statements contained in Item 8 of this Report. Individual benefits are assumed to be payable at a normal retirement age of 65 and are determined using a discount rate of 4.75% for the qualified Pension Plan and 4.25% for the SERP Plan, as well as applying the RP-2000 Annuity Mortality table, sex distinct. The terms of the Pension Plan and the SERP provide for early retirement after 10 years of company service at a reduced benefit of 6% for every year before normal retirement age of 65. A more complete description of these pension plans follows.

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

For purposes of the Pension Plan, compensation used in the determination of Final Average Compensation includes total earnings received for personal services to the Company. The total compensation that can be considered for any purpose under the Pension Plan is limited to $245,000 for 2011, $245,000 for 2010 and $245,000 for 2009 pursuant to requirements imposed by the Internal Revenue Code of 1986, as amended (the “Code”), as amended by the Economic Growth and Tax Relief Reconciliation Act (“EGTRRA”) for prior years as well as for future years. However, the pension plan was frozen March 31, 2007. Therefore, no earnings past that date are considered in calculating the final average compensation. The Code also places certain other limitations on the annual benefits that may be paid under the Pension Plan.

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

Effective April 1, 2007, Stanadyne amended the 401(k) Plan to: (i) substantially increase Stanadyne’s matching contribution to 100% of employee pre-tax contributions on the first 1% of compensation and 50% of employee pre-tax contributions on the next 5% of compensation so that if an employee contributes 6% of compensation, the Stanadyne match would total 3.5% of that employee’s compensation; and (ii) provide for automatic enrollment at 3% of compensation for all new employees and all current employees who are not then contributing 3% or more of compensation. The Company suspended company matching contributions to the 401(k) Plan in May, 2009 due to depressed economic conditions brought about by the global recession. As business levels improved, one-half of the company matching contributions were restored in July, 2010. Effective January 1, 2011, the Company resumed making full matching contributions.

2011 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Non-Equity Incentive Plan Compensation ($)	Total ($)
James D. Wiggins	$250,000	$0	$250,000

Mr. Wiggins serves as the Chairman of the Board and receives an annual fee of $250,000, which was reduced to $218,950 and $237,500 in 2009 and 2010, respectively, as part of the Company-wide cost reduction measures taken in response to the global recession. Mr. Wiggins also earned a bonus of $118,750 in 2010. There were no bonus amounts earned in 2009 and 2011. No other directors of Holdings or Stanadyne receive compensation for their service, but the Company does reimburse all directors for their reasonable out-of-pocket expenses for attending board and committee meetings.

EMPLOYMENT AGREEMENTS

M. David Jones

Pursuant to an employment agreement with Stanadyne dated January 10, 2006, Mr. Jones served as President and Chief Executive Officer during 2011 at a base salary of $535,000, which was reduced to $468,125 and $498,219 in 2009 and 2010, respectively, as part of the Company-wide cost reduction actions taken in response to the global recession. Mr. Jones also received other benefits including an annual performance bonus opportunity of 100% of base salary. His base salary is subject to increase in an amount and frequency as determined by the Board.

Mr. Jones’ employment agreement is effective until his termination of employment due to death, disability, for cause, as defined in the agreement, or without cause upon written notice from the Executive Committee of the Board. Mr. Jones may terminate the agreement for “Good Reason,” which includes, among other circumstances, when the executive is assigned duties inconsistent with, or is subject to any other action by Stanadyne that results in a diminution of his position, authority, duties or responsibilities. If employment is terminated without cause or for Good Reason, the Company shall pay to Mr. Jones for a period of eighteen months following the date of termination, his base salary at the rate in effect at the date of termination and the cost of participation in the Company’s group health benefit plans. Based on Mr. Jones’ salary and benefits for 2011, these amounts would equal $802,500 and $15,747, respectively.

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

Stanadyne is authorized by its Certificate of Incorporation to issue 10,000 shares of common stock, par value $.01 per share (“Stanadyne Common Stock”). Holdings indirectly owns all of the issued and outstanding 1,000 shares of Stanadyne Common Stock. Holdings is authorized by its Certificate of Incorporation to issue 150,000,000 shares of common stock, par value $.01 per share (“Holdings Common Stock”), of which 105,652,581 shares were outstanding on December 31, 2011. A group of investors led by Kohlberg and management of the Company own substantially all of Holdings Common Stock. Holdings created the Option Plan, which provides for the grant of non-qualified stock options to certain key employees and/or directors of the Company.

As of December 31, 2011, there were 32 holders of record of shares of Holdings Common Stock. The following table sets forth certain information regarding beneficial ownership of Holdings Common Stock as of December 31, 2011, assuming the exercise of stock options exercisable within 60 days of such date by (i) each person who is known by Holdings to be the beneficial owner of more than 5% of Holdings Common Stock, (ii) each of the Company’s directors and the Named Executive Officers in the Summary Compensation Table and (iii) all directors and executive officers as a group. To the knowledge of the Company, each stockholder has sole voting and investment power as to the shares of Holdings Common Stock shown unless otherwise noted.

Name	Shares (1)	Percentage
Kohlberg Funds (2) c/o Kohlberg Management IV, L.L.C. 111 Radio Circle Mount Kisco, NY 10549	60,000,001	56.8
Co-Investment Partners, L.P c/o Lexington Partners, Inc. 660 Madison Avenue New York, NY 10021	20,000,000	18.9
James D. Wiggins (3)(4)	1,700,000	1.6
Samuel P. Frieder (3)	0	*
Seth H. Hollander (3)	0	*
Gordon H. Woodward (3)	0	*
Evan D. Wildstein (3)	0	*
M. David Jones (5)	1,675,000	1.6
Stephen S. Langin (6)	650,000	*
Jean S. McCarthy (7)	37,500	*
John A. Pinson	0	*
Joseph M. Vorih	0	*
All executive officers and directors as a group (11 persons) (8)	4,062,500	3.7

*	Represents less than 1%
(1)	Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities and Exchange Commission. In computing the number of shares of Holdings Common Stock beneficially owned by a person and the percentage of beneficial ownership of that person, shares of Holdings Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of December 31, 2011 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of each other person. The persons named in this table have sole voting and investment power with respect to all shares of Holdings Common Stock shown as beneficially owned by them, subject to community property laws where applicable, unless otherwise noted.

(2)	Consists of Kohlberg Investors IV, L.P. with 19,553,524 shares, Kohlberg TE Investors IV, L.P. with 23,482,259 shares, Kohlberg Offshore Investors IV, L.P. with 1,788,613 shares, Kohlberg Partners IV, L.P. with 14,605,105 shares, and KOCO Investors IV, LP with 570,500.
(3)	Each of Messrs. Wiggins, Frieder, Hollander, Wildstein and Woodward are members of Kohlberg Management IV, L.L.C., which is the sole general partner of each of Kohlberg Investors IV, L.P., Kohlberg TE Investors IV, L.P., Kohlberg Offshore Investors IV, L.P., and Kohlberg Partners IV, L.P. Accordingly each of such directors may be deemed to beneficially own the 60,000,001 shares held by the Kohlberg Funds, although each disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.
(4)	Includes 1,200,000 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2011.
(5)	Includes 875,000 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2011.
(6)	Includes 250,000 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2011.
(7)	Consists entirely of shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2011.
(8)	Includes 2,362,500 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2011.

Stanadyne does not have any compensation plans under which its equity securities are authorized for issuance.

The following table sets forth information regarding Holdings’ Option Plan as of December 31, 2011. Holdings’ stockholder-approved Option Plan is described further in Note 16 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	14,178,750	(1)	$0.49	1,078,670
Equity compensation plans not approved by security holders	None		Not applicable	Not applicable
Total	14,178,750	(1)	$0.49	1,078,670

(1)	Consists of 3,008,750 vested outstanding exercisable options and 11,170,000 unvested outstanding options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Guaranty of Credit Facility

On December 16, 2011, Stanadyne and Wells Fargo Capital Finance, LLC amended the terms of the U.S. Revolver as well as the terms of the EXIM Sub-facility. The U.S. Revolver amendment increased the maximum borrowings from $35,000 to $55,800 by adding a Maximum Guaranteed Revolver Amount (“Guaranteed Facility”) as defined by the Credit Agreement of $20,800. The investment funds (and certain of their investors) which are managed by Kohlberg Management IV, L.L.C. that are the primary equity holders of Holdings are the guarantors of the Guaranteed Facility.

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

PricewaterhouseCoopers LLP and its affiliates (“PwC”), the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2011 and December 31, 2010 billed the fees set forth below (in thousands).

	Year Ended December 31, 2011	Year Ended December 31, 2010
PwC
Audit Fees (1)	$400	$994
Audit-Related Fees (2)	—	23
Tax Fees (3)	29	57
Total Fees	$429	$1,074

(1)	Audit Fees billed by PwC, the Company’s independent registered public accounting firm, represents fees billed for the following services: the audit of the Company’s annual financial statements, reviews of the Company’s quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings.
(2)	Audit-Related Fees billed by PwC represented fees related to the review of the Company’s filings of Form 8-K and to the review of the Company’s correspondence with the SEC.
(3)	Tax Fees billed by PwC represent fees for the tax services related to the federal and state tax filings.

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

	3.	Exhibits:

EXHIBIT NUMBER	DESCRIPTION
2.1	Stock Purchase Agreement among KSTA Acquisition, LLC and The Sellers listed on attached A thereto dated June 23, 2004 (filed as Exhibit 10.17 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2004, filed August 13, 2004). (1)

2.2	Asset Purchase Agreement dated as of June 30, 2006 by and among Defiance, Inc., Precision Engine Products Corp. and Stanadyne Corporation (filed as Exhibit 10.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2006, filed August 14, 2006). (1)

2.2.1	Amendment dated July 31, 2006 to the Asset Purchase Agreement dated as of June 30, 2006 by and among Defiance, Inc., Precision Engine Products Corp. and Stanadyne Corporation (filed as Exhibit 10.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2006, filed August 14, 2006). (1)

3.1.1	Amended and Restated Certificate of Incorporation of Stanadyne Corporation (filed as Exhibit 3.1 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

3.1.2	Certificate of Amendment of Certificate of Incorporation (filed as Exhibit 3.1.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2001, filed November 13, 2001). (1)

3.2	Amended and Restated By-laws of Stanadyne Corporation (filed as Exhibit 3.2 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

3.3.1	Amended and Restated Certificate of Incorporation of Stanadyne Holdings, Inc. (filed as Exhibit 3.1.1 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

3.3.2	Certificate of Amendment of Certificate of Incorporation of Stanadyne Holdings, Inc. (filed as Exhibit 3.1.2 to Registration Form S-4 Statement of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

3.4	Amended and Restated By-laws of Stanadyne Holdings, Inc. (filed as Exhibit 3.2 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

4.1	Indenture dated as of August 6, 2004, among KSTA Acquisition, LLC to be merged with and into Stanadyne Corporation, Precision Engine Products Corp., and The Bank of New York, Trustee (field as Exhibit 4.6.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

4.2	Exchange and Registration Rights Agreement dated as of August 6, 2004 by and among KSTA Acquisition, LLC, Stanadyne Corporation, Precision Engine Products Corp., and Goldman, Sachs & Co. (filed as Exhibit 4.6.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

4.3	Form of Exchange Note (filed as an exhibit to the Indenture relating to the notes—see Exhibit 4.1). (1)

4.4	Indenture dated as of December 20, 2004, between Stanadyne Holdings, Inc. and The Bank of New York, Trustee (filed as Exhibit 4.1 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

4.5	Exchange and Registration Rights Agreement dated as of December 20, 2004 by and between Stanadyne Holdings, Inc. and Goldman, Sachs & Co. (filed as Exhibit 4.2 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

4.6	Form of Exchange Note (filed as Exhibit 4.3 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

4.7.1	Credit Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower, the Lenders that are signatories thereto, and Wells Fargo Foothill, LLC, as the Arranger and Administrative Agent (filed as Exhibit 10.1.1 to the quarterly report of Stanadyne Corporation on
Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.7.2	General Continuing Guaranty dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.7.3	Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.3 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.7.4	Copyright Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.4 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.7.5	Patent Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.5 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.7.6	Trademark Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.6 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.7.7	First Amendment to Credit Agreement dated as of March 25, 2011 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower, the Lenders that are signatories thereto, and Wells Fargo Foothill, LLC, as the Arranger and Administrative Agent.

4.7.8	Second Amendment to Credit Agreement dated as of September 26, 2011 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 10.1 to Current Report on Form 8-K of Stanadyne Corporation, dated September 26, 2011 and filed on September 28, 2011). (1)

4.7.9	Third Amendment to Credit Agreement dated as of December 16, 2011 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 10.1 to Current Report on Form 8-K of Stanadyne Corporation, dated December 16, 2011 and filed on December 22, 2011). (1)

4.7.10	Fourth Amendment to Credit Agreement dated as of March 28, 2012 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation.

4.8.1	Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement entered into by Stanadyne Corporation as of December 16, 2011 (filed as Exhibit 10.3 to Current Report on Form 8-K of Stanadyne Corporation dated December 16, 2011 and filed December 22, 2011). (1)

4.8.2	EXIM Guarantied Credit Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower, the Lenders that are signatories thereto, and Wells Fargo Foothill, LLC, as the Arranger and Administrative Agent (filed as Exhibit 10.2.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.8.3	First Amendment To EXIM Guarantied Credit Agreement dated as of August 31, 2010 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 10.1 to Current Report on Form 8-K of Stanadyne Corporation dated August 31, 2010 and filed September 7, 2010). (1)

4.8.4	Second Amendment to EXIM Guarantied Credit Agreement dated as of March 25, 2011 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation.

4.8.5	Third Amendment to EXIM Guarantied Credit Agreement dated as of September 26, 2011 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 10.2 to Current Report on Form 8-K of Stanadyne Corporation, dated September 26, 2011 and filed on September 28, 2011). (1)

4.8.6	Fourth Amendment to EXIM Guarantied Credit Agreement dated as of December 16, 2011 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 10.2 to Current Report on Form 8-K of Stanadyne Corporation, dated December 16, 2011 and filed on December 22, 2011). (1)

10.1 *	Stanadyne Holdings, Inc., 2004 Equity Incentive Plan (filed as Exhibit 10.19 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

10.2 *	Stanadyne Corporation Pension Plan effective January 1, 2002 amended and restated (filed as Exhibit 10.5.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 2002, filed May 14, 2002). (1)

10.2.1*	Seventh Amendment to the Stanadyne Corporation Pension Plan, effective March 31, 2007 (filed as Exhibit 10.3.1 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2006 filed on March 31, 2007). (1)

10.3 *	Stanadyne Corporation Savings Plus Plan effective January 1, 2002 amended and restated (filed as Exhibit 10.6.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 2002, filed May 14, 2002). (1)

10.3.1*	Eighth Amendment to the Stanadyne Corporation Savings Plus Plan, effective March 31, 2007 (filed as Exhibit 10.4.1 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2006 filed on March 31, 2007). (1)

10.4 *	Precision Engine Products Corp. Retirement Fund effective as of January 1, 1998 (filed as Exhibit 10.7 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.5 *	Stanadyne Corporation Benefit Equalization Plan effective as of January 1, 1992 (filed as Exhibit 10.8 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.6 *	Stanadyne Corporation Supplemental Retirement Plan effective as of January 1, 1992 (filed as Exhibit 10.9 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.7	Customer Agreement dated as of January 22, 1996 between Stanadyne Automotive Corp. and General Motors Powertrain Group (Pursuant to Rule 24b-2 under the Exchange Act, Stanadyne Corporation has requested confidential treatment of portions of this exhibit deleted from the filed copy.) (filed as Exhibit 10.12 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.7.1	Amendment dated March 13, 1998 to Customer Agreement dated as of January 22, 1996 between Stanadyne Automotive Corp. and General Motors Powertrain Group (Pursuant to Rule 24b-2 under the Exchange Act, Stanadyne Corporation has requested confidential treatment of portions of this exhibit deleted from the filed copy.) (filed as Exhibit 10.12.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 1998, filed on May 14, 1998). (1)

10.8	Management Agreement dated as of August 6, 2004 between Stanadyne Corporation and Kohlberg & Company, L.L.C. (filed as Exhibit 10.11 to Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-120969, filed on December 3, 2004 and amended on February 4, 2005). (1)

10.9 *	Employment Agreement between Stanadyne Corporation and M. David Jones dated January 10, 2006 (filed as Exhibit 10.1 to Current Report on Form 8-K of Stanadyne Corporation, dated January 10, 2006 and filed on January 17, 2006). (1)

10.9.1 *	Letter Agreement dated March 31, 2006 amending the Employment Agreement between Stanadyne Corporation and M. David Jones dated January 10, 2006 (filed as Exhibit 10.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 2006, filed May 15, 2006). (1)

10.10	Long Term Agreement between Deere & Company and Stanadyne Corporation effective November 1, 2001, as amended by First Amendment to Deere & Company/Stanadyne Corporation Long Term Agreement effective as of October 26, 2006 and by Second Amendment to Deere & Company/Stanadyne Corporation Long Term Agreement entered into as of May 15, 2007 (Pursuant to Rule 24b-2 under the Securities Exchange Act of 1934,

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

Stanadyne Holdings, Inc.
(Registrant)

Date: March 30, 2012	By:	/s/ M. David Jones
M. David Jones
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of Stanadyne Holdings, Inc. and in the capacities and on the dates indicated.

Date: March 30, 2012	By:	/s/ M. David Jones
M. David Jones
President and Director

Date: March 30, 2012	By:	/s/ Stephen S. Langin
Stephen S. Langin
Chief Financial Officer and Corporate Secretary

Date: March 30, 2012	By:	/s/ Samuel P. Frieder
Samuel P. Frieder
Director

Date: March 30, 2012	By:	/s/ Seth H. Hollander
Seth H. Hollander
Director

Date: March 30, 2012	By:	/s/ Evan Wildstein
Evan Wildstein
Director

Date: March 30, 2012	By:	/s/ James D. Wiggins
James D. Wiggins
Chairman of the Board and Director

Date: March 30, 2012	By:	/s/ Gordon Woodward
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

Stanadyne Corporation
(Registrant)

Date: March 30, 2012	By:	/s/ M. David Jones
M. David Jones
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of Stanadyne Corporation and in the capacities and on the dates indicated.

Date: March 30, 2012	By:	/s/ M. David Jones
M. David Jones
President, Chief Executive Officer and
Director

Date: March 30, 2012	By:	/s/ Stephen S. Langin
Stephen S. Langin
Vice President, Chief Financial Officer and Corporate Secretary

Date: March 30, 2012	By:	/s/ Samuel P. Frieder
Samuel P. Frieder
Director

Date: March 30, 2012	By:	/s/ Seth H. Hollander
Seth H. Hollander
Director

Date: March 30, 2012	By:	/s/ Evan Wildstein
Evan Wildstein
Director

Date: March 30, 2012	By:	/s/ James D. Wiggins
James D. Wiggins
Chairman of the Board and Director

Date: March 30, 2012	By:	/s/ Gordon Woodward
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

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

2.1	Stock Purchase Agreement among KSTA Acquisition, LLC and The Sellers listed on attached A thereto dated June 23, 2004 (filed as Exhibit 10.17 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2004, filed August 13, 2004). (1)

2.2	Asset Purchase Agreement dated as of June 30, 2006 by and among Defiance, Inc., Precision Engine Products Corp. and Stanadyne Corporation (filed as Exhibit 10.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2006, filed August 14, 2006). (1)

2.2.1	Amendment dated July 31, 2006 to the Asset Purchase Agreement dated as of June 30, 2006 by and among Defiance, Inc., Precision Engine Products Corp. and Stanadyne Corporation (filed as Exhibit 10.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2006, filed August 14, 2006). (1)

3.1.1	Amended and Restated Certificate of Incorporation of Stanadyne Corporation (filed as Exhibit 3.1 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

3.1.2	Certificate of Amendment of Certificate of Incorporation (filed as Exhibit 3.1.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2001, filed November 13, 2001). (1)

3.2	Amended and Restated By-laws of Stanadyne Corporation (filed as Exhibit 3.2 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

3.3.1	Amended and Restated Certificate of Incorporation of Stanadyne Holdings, Inc. (filed as Exhibit 3.1.1 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

3.3.2	Certificate of Amendment of Certificate of Incorporation of Stanadyne Holdings, Inc. (filed as Exhibit 3.1.2 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

3.4	Amended and Restated By-laws of Stanadyne Holdings, Inc. (filed as Exhibit 3.2 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

4.1	Indenture dated as of August 6, 2004, among KSTA Acquisition, LLC to be merged with and into Stanadyne Corporation, Precision Engine Products Corp., and The Bank of New York, Trustee (filed as Exhibit 4.6.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

4.2	Exchange and Registration Rights Agreement dated as of August 6, 2004 by and among KSTA Acquisition, LLC, Stanadyne Corporation, Precision Engine Products Corp., and Goldman, Sachs & Co. (filed as Exhibit 4.6.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

4.3	Form of Exchange Note (filed as an exhibit to the Indenture relating to the notes—see Exhibit 4.1). (1)

4.4	Indenture dated as of December 20, 2004, between Stanadyne Holdings, Inc. and The Bank of New York, Trustee (filed as Exhibit 4.1 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

4.5	Exchange and Registration Rights Agreement dated as of December 20, 2004 by and between Stanadyne Holdings, Inc. and Goldman, Sachs & Co. (filed as Exhibit 4.2 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

4.6	Form of Exchange Note (filed as Exhibit 4.3 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

4.7.1	Credit Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower, the Lenders that are signatories thereto, and Wells Fargo Foothill, LLC, as the Arranger and Administrative Agent (filed as Exhibit 10.1.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.7.2	General Continuing Guaranty dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.7.3	Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.3 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.7.4	Copyright Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.4 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 31, 2009, filed November 16, 2009). (1)

4.7.5	Patent Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.5 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.7.6	Trademark Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.6 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.7.7	First Amendment to Credit Agreement dated as of March 25, 2011 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower, the Lenders that are signatories thereto, and Wells Fargo Foothill, LLC, as the Arranger and Administrative Agent

4.7.8	Second Amendment to Credit Agreement dated as of September 26, 2011 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 10.1 to Current Report on Form 8-K of Stanadyne Corporation, dated September 26, 2011 and filed on September 28, 2011). (1)

4.7.9	Third Amendment to Credit Agreement dated as of December 16, 2011 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 10.1 to Current Report on Form 8-K of Stanadyne Corporation, dated December 16, 2011 and filed on December 22, 2011). (1)

4.7.10	Fourth Amendment to Credit Agreement dated as of March 28, 2012 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation.

4.8.1	Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement entered into by Stanadyne Corporation as of December 16, 2011 (filed as Exhibit 10.3 to Current Report on Form 8-K of Stanadyne Corporation dated December 16, 2011 and filed December 22, 2011). (1)

4.8.2	EXIM Guarantied Credit Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower, the Lenders that are signatories thereto, and Wells Fargo Foothill, LLC, as the Arranger and Administrative Agent (filed as Exhibit 10.2.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.8.3	First Amendment To EXIM Guarantied Credit Agreement dated as of August 31, 2010 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 10.1 to Current Report on Form 8-K of Stanadyne Corporation dated August 31, 2010 and filed September 7, 2010). (1)

4.8.4	Second Amendment to EXIM Guarantied Credit Agreement dated as of March 25, 2011 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation.

4.8.5	Third Amendment to EXIM Guarantied Credit Agreement dated as of September 26, 2011 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 10.2 to Current Report on Form 8-K of Stanadyne Corporation, dated September 26, 2011 and filed on September 28, 2011). (1)

4.8.6	Fourth Amendment to EXIM Guarantied Credit Agreement dated as of December 16, 2011 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 10.2 to Current Report on Form 8-K of Stanadyne Corporation, dated December 16, 2011 and filed on December 22, 2011). (1)

10.1 *	Stanadyne Holdings, Inc., 2004 Equity Incentive Plan (filed as Exhibit 10.19 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

10.2 *	Stanadyne Corporation Pension Plan effective January 1, 2002 amended and restated (filed as Exhibit 10.5.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 2002, filed May 14, 2002). (1)

10.2.1 *	Seventh Amendment to the Stanadyne Corporation Pension Plan, effective March 31, 2007 (filed as Exhibit 10.3.1 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2006 filed on March 31, 2007). (1)

10.3 *	Stanadyne Corporation Savings Plus Plan effective January 1, 2002 amended and restated (filed as Exhibit 10.6.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 2002, filed May 14, 2002). (1)

10.3.1*	Eighth Amendment to the Stanadyne Corporation Savings Plus Plan, effective March 31, 2007 (filed as Exhibit 10.4.1 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2006 filed on March 31, 2007). (1)

10.4 *	Precision Engine Products Corp. Retirement Fund effective as of January 1, 1998 (filed as Exhibit 10.7 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.5 *	Stanadyne Corporation Benefit Equalization Plan effective as of January 1, 1992 (filed as Exhibit 10.8 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.6 *	Stanadyne Corporation Supplemental Retirement Plan effective as of January 1, 1992 (filed as Exhibit 10.9 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.7	Customer Agreement dated as of January 22, 1996 between Stanadyne Automotive Corp. and General Motors Powertrain Group (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.) (filed as Exhibit 10.12 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.7.1	Amendment dated March 13, 1998 to Customer Agreement dated as of January 22, 1996 between Stanadyne Automotive Corp. and General Motors Powertrain Group (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.) (filed as Exhibit 10.12.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 1998, filed on May 14, 1998). (1)

10.8	Management Agreement dated as of August 6, 2004 between Stanadyne Corporation and Kohlberg & Company, L.L.C. (filed as Exhibit 10.11 to Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-120969, filed on December 3, 2004 and amended on February 4, 2005). (1)

10.9 *	Employment Agreement between Stanadyne Corporation and M. David Jones dated January 10, 2006 (filed as Exhibit 10.1 to Current Report on Form 8-K of Stanadyne Corporation, dated January 10, 2006 and filed on January 17, 2006). (1)

10.9.1 *	Letter Agreement dated March 31, 2006 amending the Employment Agreement between Stanadyne Corporation and M. David Jones dated January 10, 2006 (filed as Exhibit 10.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 2006, filed May 15, 2006). (1)

10.10	Long Term Agreement between Deere & Company and Stanadyne Corporation effective November 1, 2001, as amended by First Amendment to Deere & Company/Stanadyne Corporation Long Term Agreement effective as of October 26, 2006 and by Second Amendment to Deere & Company/Stanadyne Corporation Long Term Agreement entered into as of May 15, 2007 (Pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, the registrants have requested confidential treatment of portions of this exhibit deleted from the file copy.) (filed as Exhibit 10.11 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2007 filed August 14, 2007). (1)

10.11	KSTA Holdings, Inc. Stockholders Agreement dated August 6, 2004(filed as Exhibit 10.12 to the annual report of Stanadyne Holdings, Inc. on Form 10-K for the year ended December 31, 2007, filed on March 31, 2008). (1)

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

14	Business Ethics Policy (filed as Exhibit 14.1 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2003, filed on March 30, 2004). (1)

16.1	Letter dated January 26, 2010 from Deloitte & Touche LLP to the U.S. Securities Exchange Commission (filed as Exhibit 16.1 to the current report of Stanadyne Holdings, Inc. and Stanadyne Corporation on Form 8-K dated January 20, 2010 and filed on January 26, 2010). (1)

21	Subsidiaries of Registrants

31.1	Certification of President of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer and Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference.