Form 10-K/A
period 2011-12-31
STANADYNE CORP; Stanadyne Holdings, Inc.
filed 2012-04-02
CIK 1053439, 1323274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE - None

STANADYNE HOLDINGS, INC.

STANADYNE CORPORATION

FORM 10-K

EXPLANATORY NOTES

Amendment No. 1

We are filing this Amendment No. 1 (“Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2012 (the “Form 10-K”), in order to file the interactive data files in eXtensible Business Language (XBRL) format required by Rule 405 of Regulation S-T and Item 601 of Regulation S-K. These XBRL documents did not attach properly to the initial Form 10-K filing. We are also including some additional incorporation by reference references in the Exhibit Table in Item 15 and the Exhibit Index.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Form 10-K that is amended by this Form 10-K/A is restated in its entirety, and this Form 10-K/A is accompanied by currently dated certifications on Exhibits 31.1 and 31.2 and Exhibit 32.1 by the President and Chief Financial Officer of Stanadyne Holdings, Inc. and on Exhibits 31.3 and 31.4 and Exhibit 32.2 by the Chief Executive Officer and Chief Financial Officer of Stanadyne Corporation.

Except as described above, no other changes have been made to the Form 10-K and we are not amending any other part of, or updating any other disclosures made in, the Form 10-K.

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

	3.	Exhibits:

EXHIBIT NUMBER	DESCRIPTION
2.1	Stock Purchase Agreement among KSTA Acquisition, LLC and The Sellers listed on attached A thereto dated June 23, 2004 (filed as Exhibit 10.17 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2004, filed August 13, 2004). (1)

2.2	Asset Purchase Agreement dated as of June 30, 2006 by and among Defiance, Inc., Precision Engine Products Corp. and Stanadyne Corporation (filed as Exhibit 10.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2006, filed August 14, 2006). (1)

2.2.1	Amendment dated July 31, 2006 to the Asset Purchase Agreement dated as of June 30, 2006 by and among Defiance, Inc., Precision Engine Products Corp. and Stanadyne Corporation (filed as Exhibit 10.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2006, filed August 14, 2006). (1)

3.1.1	Amended and Restated Certificate of Incorporation of Stanadyne Corporation (filed as Exhibit 3.1 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

3.1.2	Certificate of Amendment of Certificate of Incorporation (filed as Exhibit 3.1.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2001, filed November 13, 2001). (1)

3.2	Amended and Restated By-laws of Stanadyne Corporation (filed as Exhibit 3.2 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

3.3.1	Amended and Restated Certificate of Incorporation of Stanadyne Holdings, Inc. (filed as Exhibit 3.1.1 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

3.3.2	Certificate of Amendment of Certificate of Incorporation of Stanadyne Holdings, Inc. (filed as Exhibit 3.1.2 to Registration Form S-4 Statement of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

3.4	Amended and Restated By-laws of Stanadyne Holdings, Inc. (filed as Exhibit 3.2 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

4.1	Indenture dated as of August 6, 2004, among KSTA Acquisition, LLC to be merged with and into Stanadyne Corporation, Precision Engine Products Corp., and The Bank of New York, Trustee (field as Exhibit 4.6.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

4.2	Exchange and Registration Rights Agreement dated as of August 6, 2004 by and among KSTA Acquisition, LLC, Stanadyne Corporation, Precision Engine Products Corp., and Goldman, Sachs & Co. (filed as Exhibit 4.6.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

4.3	Form of Exchange Note (filed as an exhibit to the Indenture relating to the notes—see Exhibit 4.1). (1)

4.4	Indenture dated as of December 20, 2004, between Stanadyne Holdings, Inc. and The Bank of New York, Trustee (filed as Exhibit 4.1 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

4.5	Exchange and Registration Rights Agreement dated as of December 20, 2004 by and between Stanadyne Holdings, Inc. and Goldman, Sachs & Co. (filed as Exhibit 4.2 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

4.6	Form of Exchange Note (filed as Exhibit 4.3 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

4.7.1	Credit Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower, the Lenders that are signatories thereto, and Wells Fargo Foothill, LLC, as the Arranger and Administrative Agent (filed as Exhibit 10.1.1 to the quarterly report of Stanadyne Corporation on
Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.7.2	General Continuing Guaranty dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.7.3	Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.3 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.7.4	Copyright Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.4 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.7.5	Patent Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.5 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.7.6	Trademark Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.6 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.7.7	First Amendment to Credit Agreement dated as of March 25, 2011 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower, the Lenders that are signatories thereto, and Wells Fargo Foothill, LLC, as the Arranger and Administrative Agent. (filed as Exhibit 4.7.7 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2010, filed March 31, 2011). (1)

4.7.8	Second Amendment to Credit Agreement dated as of September 26, 2011 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 10.1 to Current Report on Form 8-K of Stanadyne Corporation, dated September 26, 2011 and filed on September 28, 2011). (1)

4.7.9	Third Amendment to Credit Agreement dated as of December 16, 2011 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 10.1 to Current Report on Form 8-K of Stanadyne Corporation, dated December 16, 2011 and filed on December 22, 2011). (1)

4.7.10	Fourth Amendment to Credit Agreement dated as of March 28, 2012 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 4.7.10 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2011, filed March 30, 2012). (1)

4.8.1	Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement entered into by Stanadyne Corporation as of December 16, 2011 (filed as Exhibit 10.3 to Current Report on Form 8-K of Stanadyne Corporation dated December 16, 2011 and filed December 22, 2011). (1)

4.8.2	EXIM Guarantied Credit Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower, the Lenders that are signatories thereto, and Wells Fargo Foothill, LLC, as the Arranger and Administrative Agent (filed as Exhibit 10.2.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.8.3	First Amendment To EXIM Guarantied Credit Agreement dated as of August 31, 2010 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 10.1 to Current Report on Form 8-K of Stanadyne Corporation dated August 31, 2010 and filed September 7, 2010). (1)

4.8.4	Second Amendment to EXIM Guarantied Credit Agreement dated as of March 25, 2011 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 4.8.4 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2010, filed March 31, 2011). (1) .

4.8.5	Third Amendment to EXIM Guarantied Credit Agreement dated as of September 26, 2011 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 10.2 to Current Report on Form 8-K of Stanadyne Corporation, dated September 26, 2011 and filed on September 28, 2011). (1)

4.8.6	Fourth Amendment to EXIM Guarantied Credit Agreement dated as of December 16, 2011 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 10.2 to Current Report on Form 8-K of Stanadyne Corporation, dated December 16, 2011 and filed on December 22, 2011). (1)

10.1 *	Stanadyne Holdings, Inc., 2004 Equity Incentive Plan (filed as Exhibit 10.19 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

10.2 *	Stanadyne Corporation Pension Plan effective January 1, 2002 amended and restated (filed as Exhibit 10.5.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 2002, filed May 14, 2002). (1)

10.2.1*	Seventh Amendment to the Stanadyne Corporation Pension Plan, effective March 31, 2007 (filed as Exhibit 10.3.1 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2006 filed on March 31, 2007). (1)

10.3 *	Stanadyne Corporation Savings Plus Plan effective January 1, 2002 amended and restated (filed as Exhibit 10.6.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 2002, filed May 14, 2002). (1)

10.3.1*	Eighth Amendment to the Stanadyne Corporation Savings Plus Plan, effective March 31, 2007 (filed as Exhibit 10.4.1 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2006 filed on March 31, 2007). (1)

10.4 *	Precision Engine Products Corp. Retirement Fund effective as of January 1, 1998 (filed as Exhibit 10.7 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.5 *	Stanadyne Corporation Benefit Equalization Plan effective as of January 1, 1992 (filed as Exhibit 10.8 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.6 *	Stanadyne Corporation Supplemental Retirement Plan effective as of January 1, 1992 (filed as Exhibit 10.9 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.7	Customer Agreement dated as of January 22, 1996 between Stanadyne Automotive Corp. and General Motors Powertrain Group (Pursuant to Rule 24b-2 under the Exchange Act, Stanadyne Corporation has requested confidential treatment of portions of this exhibit deleted from the filed copy.) (filed as Exhibit 10.12 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.7.1	Amendment dated March 13, 1998 to Customer Agreement dated as of January 22, 1996 between Stanadyne Automotive Corp. and General Motors Powertrain Group (Pursuant to Rule 24b-2 under the Exchange Act, Stanadyne Corporation has requested confidential treatment of portions of this exhibit deleted from the filed copy.) (filed as Exhibit 10.12.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 1998, filed on May 14, 1998). (1)

10.8	Management Agreement dated as of August 6, 2004 between Stanadyne Corporation and Kohlberg & Company, L.L.C. (filed as Exhibit 10.11 to Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-120969, filed on December 3, 2004 and amended on February 4, 2005). (1)

10.9 *	Employment Agreement between Stanadyne Corporation and M. David Jones dated January 10, 2006 (filed as Exhibit 10.1 to Current Report on Form 8-K of Stanadyne Corporation, dated January 10, 2006 and filed on January 17, 2006). (1)

10.9.1 *	Letter Agreement dated March 31, 2006 amending the Employment Agreement between Stanadyne Corporation and M. David Jones dated January 10, 2006 (filed as Exhibit 10.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 2006, filed May 15, 2006). (1)

10.10	Long Term Agreement between Deere & Company and Stanadyne Corporation effective November 1, 2001, as amended by First Amendment to Deere & Company/Stanadyne Corporation Long Term Agreement effective as of October 26, 2006 and by Second Amendment to Deere & Company/Stanadyne Corporation Long Term Agreement entered into as of May 15, 2007 (Pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, the registrants have requested confidential treatment of portions of this exhibit deleted from the file copy.) (filed as Exhibit 10.11 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2007 filed August 14, 2007). (1)

10.11	KSTA Holdings, Inc. Stockholders Agreement dated August 6, 2004 (filed as Exhibit 10.12 to the annual report of Stanadyne Holdings, Inc. on Form 10-K for the year ended December 31, 2007, filed on March 31, 2008). (1)

12	Statement of Computation of Ratio of Earnings to Fixed Charges (filed as Exhibit 12 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2011, filed March 30, 2012). (1)

14	Business Ethics Policy (filed as Exhibit 14.1 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2003, filed on March 30, 2004). (1)

16.1	Letter dated January 26, 2010 from Deloitte & Touche LLP to the U.S. Securities Exchange Commission (filed as Exhibit 16.1 to the current report of Stanadyne Holdings, Inc. and Stanadyne Corporation on Form 8-K dated January 20, 2010 and filed on January 26, 2010). (1)

21	Subsidiaries of Registrants (filed as Exhibit 21 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2011, filed March 30, 2012).(1)

31.1	Certification of President of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer and Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Stanadyne Holdings, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stanadyne Holdings, Inc.
(Registrant)

Date: April 2, 2012	By:	/s/ M. David Jones
M. David Jones
President

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

Stanadyne Corporation
(Registrant)

Date: April 2, 2012	By:	/s/ M. David Jones
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

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

2.1	Stock Purchase Agreement among KSTA Acquisition, LLC and The Sellers listed on attached A thereto dated June 23, 2004 (filed as Exhibit 10.17 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2004, filed August 13, 2004). (1)

2.2	Asset Purchase Agreement dated as of June 30, 2006 by and among Defiance, Inc., Precision Engine Products Corp. and Stanadyne Corporation (filed as Exhibit 10.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2006, filed August 14, 2006). (1)

2.2.1	Amendment dated July 31, 2006 to the Asset Purchase Agreement dated as of June 30, 2006 by and among Defiance, Inc., Precision Engine Products Corp. and Stanadyne Corporation (filed as Exhibit 10.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2006, filed August 14, 2006). (1)

3.1.1	Amended and Restated Certificate of Incorporation of Stanadyne Corporation (filed as Exhibit 3.1 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

3.1.2	Certificate of Amendment of Certificate of Incorporation (filed as Exhibit 3.1.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2001, filed November 13, 2001). (1)

3.2	Amended and Restated By-laws of Stanadyne Corporation (filed as Exhibit 3.2 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

3.3.1	Amended and Restated Certificate of Incorporation of Stanadyne Holdings, Inc. (filed as Exhibit 3.1.1 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

3.3.2	Certificate of Amendment of Certificate of Incorporation of Stanadyne Holdings, Inc. (filed as Exhibit 3.1.2 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

3.4	Amended and Restated By-laws of Stanadyne Holdings, Inc. (filed as Exhibit 3.2 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

4.1	Indenture dated as of August 6, 2004, among KSTA Acquisition, LLC to be merged with and into Stanadyne Corporation, Precision Engine Products Corp., and The Bank of New York, Trustee (filed as Exhibit 4.6.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

4.2	Exchange and Registration Rights Agreement dated as of August 6, 2004 by and among KSTA Acquisition, LLC, Stanadyne Corporation, Precision Engine Products Corp., and Goldman, Sachs & Co. (filed as Exhibit 4.6.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

4.3	Form of Exchange Note (filed as an exhibit to the Indenture relating to the notes—see Exhibit 4.1). (1)

4.4	Indenture dated as of December 20, 2004, between Stanadyne Holdings, Inc. and The Bank of New York, Trustee (filed as Exhibit 4.1 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

4.5	Exchange and Registration Rights Agreement dated as of December 20, 2004 by and between Stanadyne Holdings, Inc. and Goldman, Sachs & Co. (filed as Exhibit 4.2 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

4.6	Form of Exchange Note (filed as Exhibit 4.3 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

4.7.1	Credit Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower, the Lenders that are signatories thereto, and Wells Fargo Foothill, LLC, as the Arranger and Administrative Agent (filed as Exhibit 10.1.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.7.2	General Continuing Guaranty dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.7.3	Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.3 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.7.4	Copyright Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.4 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 31, 2009, filed November 16, 2009). (1)

4.7.5	Patent Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.5 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.7.6	Trademark Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.6 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.7.7	First Amendment to Credit Agreement dated as of March 25, 2011 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower, the Lenders that are signatories thereto, and Wells Fargo Foothill, LLC, as the Arranger and Administrative Agent (filed as Exhibit 4.7.7 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2010, filed March 30, 2011). (1)

4.7.8	Second Amendment to Credit Agreement dated as of September 26, 2011 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 10.1 to Current Report on Form 8-K of Stanadyne Corporation, dated September 26, 2011 and filed on September 28, 2011). (1)

4.7.9	Third Amendment to Credit Agreement dated as of December 16, 2011 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 10.1 to Current Report on Form 8-K of Stanadyne Corporation, dated December 16, 2011 and filed on December 22, 2011). (1)

4.7.10	Fourth Amendment to Credit Agreement dated as of March 28, 2012 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 4.7.10 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2011, filed March 30, 2012). (1)

4.8.1	Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement entered into by Stanadyne Corporation as of December 16, 2011 (filed as Exhibit 10.3 to Current Report on Form 8-K of Stanadyne Corporation dated December 16, 2011 and filed December 22, 2011). (1)

4.8.2	EXIM Guarantied Credit Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower, the Lenders that are signatories thereto, and Wells Fargo Foothill, LLC, as the Arranger and Administrative Agent (filed as Exhibit 10.2.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.8.3	First Amendment To EXIM Guarantied Credit Agreement dated as of August 31, 2010 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 10.1 to Current Report on Form 8-K of Stanadyne Corporation dated August 31, 2010 and filed September 7, 2010). (1)

4.8.4	Second Amendment to EXIM Guarantied Credit Agreement dated as of March 25, 2011 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation. (filed as Exhibit 4.8.4 to the annual report of Stanadyne Corporation on Form 10-K for the year end December 31, 2010, filed March 31, 2011). (1)

4.8.5	Third Amendment to EXIM Guarantied Credit Agreement dated as of September 26, 2011 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 10.2 to Current Report on Form 8-K of Stanadyne Corporation, dated September 26, 2011 and filed on September 28, 2011). (1)

4.8.6	Fourth Amendment to EXIM Guarantied Credit Agreement dated as of December 16, 2011 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 10.2 to Current Report on Form 8-K of Stanadyne Corporation, dated December 16, 2011 and filed on December 22, 2011). (1)

10.1 *	Stanadyne Holdings, Inc., 2004 Equity Incentive Plan (filed as Exhibit 10.19 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

10.2 *	Stanadyne Corporation Pension Plan effective January 1, 2002 amended and restated (filed as Exhibit 10.5.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 2002, filed May 14, 2002). (1)

10.2.1 *	Seventh Amendment to the Stanadyne Corporation Pension Plan, effective March 31, 2007 (filed as Exhibit 10.3.1 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2006 filed on March 31, 2007). (1)

10.3 *	Stanadyne Corporation Savings Plus Plan effective January 1, 2002 amended and restated (filed as Exhibit 10.6.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 2002, filed May 14, 2002). (1)

10.3.1*	Eighth Amendment to the Stanadyne Corporation Savings Plus Plan, effective March 31, 2007 (filed as Exhibit 10.4.1 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2006 filed on March 31, 2007). (1)

10.4 *	Precision Engine Products Corp. Retirement Fund effective as of January 1, 1998 (filed as Exhibit 10.7 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.5 *	Stanadyne Corporation Benefit Equalization Plan effective as of January 1, 1992 (filed as Exhibit 10.8 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.6 *	Stanadyne Corporation Supplemental Retirement Plan effective as of January 1, 1992 (filed as Exhibit 10.9 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.7	Customer Agreement dated as of January 22, 1996 between Stanadyne Automotive Corp. and General Motors Powertrain Group (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.) (filed as Exhibit 10.12 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.7.1	Amendment dated March 13, 1998 to Customer Agreement dated as of January 22, 1996 between Stanadyne Automotive Corp. and General Motors Powertrain Group (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.) (filed as Exhibit 10.12.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 1998, filed on May 14, 1998). (1)

10.8	Management Agreement dated as of August 6, 2004 between Stanadyne Corporation and Kohlberg & Company, L.L.C. (filed as Exhibit 10.11 to Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-120969, filed on December 3, 2004 and amended on February 4, 2005). (1)

10.9 *	Employment Agreement between Stanadyne Corporation and M. David Jones dated January 10, 2006 (filed as Exhibit 10.1 to Current Report on Form 8-K of Stanadyne Corporation, dated January 10, 2006 and filed on January 17, 2006). (1)

10.9.1 *	Letter Agreement dated March 31, 2006 amending the Employment Agreement between Stanadyne Corporation and M. David Jones dated January 10, 2006 (filed as Exhibit 10.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 2006, filed May 15, 2006). (1)

10.10	Long Term Agreement between Deere & Company and Stanadyne Corporation effective November 1, 2001, as amended by First Amendment to Deere & Company/Stanadyne Corporation Long Term Agreement effective as of October 26, 2006 and by Second Amendment to Deere & Company/Stanadyne Corporation Long Term Agreement entered into as of May 15, 2007 (Pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, the registrants have requested confidential treatment of portions of this exhibit deleted from the file copy.) (filed as Exhibit 10.11 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2007 filed August 14, 2007). (1)

10.11	KSTA Holdings, Inc. Stockholders Agreement dated August 6, 2004 (filed as Exhibit 10.12 to the annual report of Stanadyne Holdings, Inc. on Form 10-K for the year ended December 31, 2007, filed on March 31, 2008). (1)

12	Statement of Computation of Ratio of Earnings to Fixed Charges (filed as Exhibit 12 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2011, filed on March 30, 2012). (1)

14	Business Ethics Policy (filed as Exhibit 14.1 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2003, filed on March 30, 2004). (1)

16.1	Letter dated January 26, 2010 from Deloitte & Touche LLP to the U.S. Securities Exchange Commission (filed as Exhibit 16.1 to the current report of Stanadyne Holdings, Inc. and Stanadyne Corporation on Form 8-K dated January 20, 2010 and filed on January 26, 2010). (1)

21	Subsidiaries of Registrants (filed as Exhibit 21 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2011, filed March 30, 2012). (1)

31.1	Certification of President of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer and Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference.