Form 10-Q
period 2012-03-31
STANADYNE CORP; Stanadyne Holdings, Inc.
filed 2012-05-15
CIK 1053439, 1323274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of the registrant’s common stock (only one class for each registrant) outstanding as of March 31, 2012:

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,260	$1,771
Accounts receivable, net of allowance for uncollectible accounts of $259 as of March 31, 2012 and December 31, 2011	42,049	34,881
Inventories, net	41,704	41,984
Prepaid expenses and other assets	2,547	2,590
Deferred income taxes	2,950	2,953

Total current assets	90,510	84,179
Property, plant and equipment, net	76,772	74,528
Goodwill	136,705	136,705
Intangible and other assets, net	70,899	72,055

Total assets	$374,886	$367,467

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$30,712	$29,024
Accrued liabilities	16,179	22,480
Current maturities of long-term debt	32,688	18,267
Current portion of capital lease obligations	536	547

Total current liabilities	80,115	70,318
Long-term debt, excluding current maturities	265,665	265,617
Deferred income taxes	22,960	23,160
Capital lease obligations, excluding current portion	1,329	1,420
Other non-current liabilities	52,758	53,585

Total liabilities	422,827	414,100

Commitments and contingencies (Note 11)
Redeemable non-controlling interest	728	686

Equity:
Stanadyne Holdings, Inc. stockholders’ equity:
Common stock, par value $.01, 150,000,000 authorized shares, 106,542,581 issued shares as of March 31, 2012 and December 31, 2011, and 105,652,581 outstanding shares as of March 31, 2012 and December 31, 2011	1,065	1,065
Additional paid-in capital	51,936	51,525
Accumulated other comprehensive loss	(24,582)	(24,365)
Accumulated deficit	(76,437)	(74,893)
Treasury stock, at cost, 890,000 shares as of March 31, 2012 and December 31, 2011	(651)	(651)

Total stockholders’ deficit	(48,669)	(47,319)

Total liabilities and stockholders’ equity	$374,886	$367,467

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2012	2011
Net sales	$68,291	$58,837
Cost of goods sold	50,717	45,688

Gross profit	17,574	13,149
Selling, general and administrative expenses	9,752	11,277
Amortization of intangible assets	704	736
Management fees	188	188

Operating income	6,930	948
Interest income	(69)	(82)
Interest expense	8,215	8,036
Other income	(58)	(9)

Loss from operations before income tax benefit	(1,158)	(6,997)
Income tax benefit	(64)	(1,581)

Net loss	(1,094)	(5,416)
Less: net (income) loss attributable to non-controlling interest	(450)	124

Net loss attributable to the stockholders of Stanadyne Holdings, Inc.	$(1,544)	$(5,292)

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2012	2011
Net loss	$(1,094)	$(5,416)
Other comprehensive income, before tax:
Foreign currency translation adjustments	(217)	361

Comprehensive loss	(1,311)	(5,055)
Less: comprehensive (income) loss attributable to the non-controlling interest	(450)	124

Comprehensive loss attributable to Stanadyne Holdings, Inc.	$(1,761)	$(4,931)

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,094)	$(5,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,198	3,102
Amortization of debt discount and deferred financing fees	490	451
Deferred income taxes	(194)	(1,711)
Changes in operating assets and liabilities	(14,885)	(14,059)

Net cash used in operating activities	(12,485)	(17,633)

Cash flows from investing activities:
Capital expenditures	(1,492)	(1,952)
Decrease in restricted cash	114	—

Net cash used in investing activities	(1,378)	(1,952)

Cash flows from financing activities:
Proceeds from U.S. revolver	30,765	13,955
Payments on U.S. revolver	(15,320)	(10,680)
Proceeds from foreign overdraft facilities	395	1,834
Payments on foreign overdraft facilities	(1,644)	(153)
Proceeds from foreign term loans	—	1,120
Payments on foreign term loans	(283)	—
Payments on capital lease obligations	(130)	(128)

Net cash provided by financing activities	13,783	5,948

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(80)	(13,637)
Effect of exchange rate changes on cash	(431)	(257)
Cash and cash equivalents at beginning of period	1,771	15,949

Cash and cash equivalents at end of period	$1,260	$2,055

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:

During the three months ended March 31, 2011, Stanadyne Corporation entered into capital leases for new equipment resulting in capital lease obligations of $320. There were no capital leases entered into in the three months ended March 31, 2012.

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

EQUITY (UNAUDITED)

(in thousands, except share and per share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Total Equity
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount
December 31, 2010	106,505,081	1,065	51,736	(8,178)	(42,727)	890,000	(651)	1,245
Adjustment of the redeemable non-controlling interest to redemption value			(124)					(124)
Net loss					(5,292)			(5,292)
Foreign currency translation adjustment				361				361

March 31, 2011	106,505,081	1,065	51,612	(7,817)	(48,019)	890,000	(651)	(3,810)

December 31, 2011	106,542,581	$1,065	$51,525	$(24,365)	$(74,893)	890,000	$(651)	$(47,319)
Adjustment of the redeemable non-controlling interest to redemption value			411					411
Net loss					(1,544)			(1,544)
Foreign currency translation adjustment				(217)				(217)

March 31, 2012	106,542,581	$1,065	$51,936	$(24,582)	$(76,437)	890,000	$(651)	$(48,669)

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,260	$1,770
Accounts receivable, net of allowance for uncollectible accounts of $259 as of March 31, 2012 and December 31, 2011	42,049	34,881
Inventories, net	41,704	41,984
Prepaid expenses and other assets	2,481	2,524
Deferred income taxes	2,950	2,953

Total current assets	90,444	84,112
Property, plant and equipment, net	76,772	74,528
Goodwill	136,705	136,705
Intangible and other assets, net	70,152	71,242

Total assets	$374,073	$366,587

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$30,712	$29,024
Accrued liabilities	14,617	17,972
Current maturities of long-term debt	32,688	18,267
Current portion of capital lease obligations	536	547

Total current liabilities	78,553	65,810
Long-term debt, excluding current maturities	165,665	165,617
Deferred income taxes	14,717	14,209
Capital lease obligations, excluding current portion	1,329	1,420
Due to Stanadyne Holdings, Inc.	3,434	3,436
Other non-current liabilities	52,758	53,585

Total liabilities	316,456	304,077

Commitments and Contingencies (Note 11)
Redeemable non-controlling interest	728	686

Equity:
Stanadyne Corporation stockholder’s equity:
Common stock, par value $.01, authorized 10,000 shares, issued and outstanding 1,000 shares	—	—
Additional paid-in capital	80,064	85,653
Accumulated other comprehensive loss	(18,262)	(18,045)
Accumulated deficit	(4,913)	(5,784)

Total stockholder’s equity	56,889	61,824

Total liabilities and stockholder’s equity	$374,073	$366,587

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
Net sales	$68,291	$58,837
Cost of goods sold	50,717	45,688

Gross profit	17,574	13,149
Selling, general and administrative expenses	9,695	11,261
Amortization of intangible assets	704	736
Management fees	188	188

Operating income	6,987	964
Interest income	(69)	(82)
Interest expense	5,149	4,970
Other income	(58)	(9)

Income (loss) from operations before income tax expense (benefit)	1,965	(3,915)
Income tax expense (benefit)	644	(771)

Net income (loss)	1,321	(3,144)
Less: net (income) loss attributable to non-controlling interest	(450)	124

Net income (loss) attributable to the stockholder of Stanadyne Corporation	$871	$(3,020)

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
Net income (loss)	$1,321	$(3,144)
Other comprehensive income, before tax:
Foreign currency translation adjustments	(217)	361

Comprehensive income (loss)	1,104	(2,783)
Less: comprehensive (income) loss attributable to the non-controlling interest	(450)	124

Comprehensive income (loss) attributable to Stanadyne Corporation	$654	$(2,659)

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net income (loss)	$1,321	$(3,144)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,198	3,102
Amortization of debt discount and deferred financing fees	425	382
Deferred income taxes	515	(922)
Changes in operating assets and liabilities	(11,943)	(11,051)

Net cash used in operating activities	(6,484)	(11,633)

Cash flows from investing activities:
Capital expenditures	(1,492)	(1,952)
Decrease in restricted cash	114	—

Net cash used in investing activities	(1,378)	(1,952)

Cash flows from financing activities:
Proceeds from U.S. revolver	30,765	13,955
Payments on U.S. revolver	(15,320)	(10,680)
Proceeds from foreign overdraft facilities	395	1,834
Payments on foreign overdraft facilities	(1,644)	(153)
Proceeds from foreign term loans	—	1,120
Payments on foreign term loans	(283)	—
Dividends paid	(6,000)	(6,000)
Payments on capital lease obligations	(130)	(128)

Net cash provided by (used in) financing activities	7,783	(52)

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(79)	(13,637)
Effect of exchange rate changes on cash	(431)	(257)
Cash and cash equivalents at beginning of period	1,770	15,948

Cash and cash equivalents at end of period	$1,260	$2,054

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:

During the three months ended March 31, 2011, Stanadyne Corporation entered into capital leases for new equipment resulting in capital lease obligations of $320. There were no capital leases entered into in the three months ended March 31, 2012.

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(in thousands, except share and per share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Loss	Deficit	Equity
December 31, 2010	1,000	$—	$97,881	$(8,178)	$(1,562)	$88,141
Dividend paid			(6,000)			(6,000)
Adjustment of the redeemable non-controlling interest to redemption value			(124)			(124)
Net loss					(3,020)	(3,020)
Foreign currency translation adjustment				361		361

March 31, 2011	1,000	$—	$91,757	$(7,817)	$(4,582)	$79,358

December 31, 2011	1,000	$—	$85,653	$(18,045)	$(5,784)	$61,824
Dividend paid			(6,000)			(6,000)
Adjustment of the redeemable non-controlling interest to redemption value			411			411
Net loss					871	871
Foreign currency translation adjustment				(217)		(217)

March 31, 2012	1,000	$—	$80,064	$(18,262)	$(4,913)	$56,889

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

Basis of Presentation. The condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals but subject to normal year-end adjustments) necessary for a fair statement for the periods presented. The Company’s quarterly results are subject to fluctuation and consequently the results of operations and cash flows for any quarter are not necessarily indicative of the results and cash flows for any future period. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. These notes to condensed consolidated financial statements apply to both Holdings and Stanadyne unless otherwise noted.

Income Tax Accounting. For the three months ended March 31, 2012 and 2011, the Company applied an estimated annual effective tax rate to interim period pre-tax income (loss) to calculate the income tax expense (benefit) as the effective tax rate method provides a reliable estimate for computing income taxes in interim periods.

Risks and Uncertainties. The Company’s financial position, results of operations and cash flows have been and may continue to be adversely affected by the global recession, significant volatility in the worldwide capital, credit and commodities markets, our reorganization activities, concerns about inflation, lower corporate profits and increased capital spending. Holdings incurred net losses in each of the last three years and the first three months of 2012 and negative cash flows from operations in the last two years and the first three months of 2012. Stanadyne incurred a net loss in 2011 and negative cash flows from operations in 2011 and the first three months of 2012. Holdings and Stanadyne are both highly leveraged with total short-term and long-term debt of $298.4 million and $198.4 million, respectively, outstanding at March 31, 2012. The indenture governing Stanadyne’s Senior Subordinated Notes limits the amount of dividends that can be paid to an amount calculated under a Restricted Payments Basket (as defined by the terms of the indenture) (“RP Basket”). Holdings relies on dividends from SIHC which are received from

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

Stanadyne to make semi-annual interest payments on the Holdings Senior Discount Notes. Failure to make these interest payments would result in an event of default under the terms of the Holdings Senior Discount Notes. Kohlberg has advised Holdings that it will provide financial assistance to Holdings, to the extent necessary, in meeting the semi-annual interest payments that will come due during the next twelve months. If necessary, Kohlberg will provide Holdings with an equity infusion of up to $6 million. The Company believes that with cash and cash equivalents on hand, availability under the U.S. Revolver, expected operating cash flow in 2012, and limited financial assistance from Kohlberg, if necessary, it has sufficient liquidity over the next 12 months to meet its obligations. However, the factors described above create potential uncertainty, and management will continually monitor the Company’s revenues and operating cash flow against expectations. In the event the Company’s forecasts to generate sufficient operating cash flow are not realized, the Company may need to reduce headcount, reduce other spending, reduce or delay capital investments and product development, incur more indebtedness, restructure existing indebtedness, or raise additional equity capital, or a combination of these items, which may have a further negative impact on its business, results of operations, and cash flows. In addition, the Company’s current debt agreements limit its ability to incur additional indebtedness, so the ability to borrow additional money may be limited by the Company’s debt holders or by conditions in the credit markets.

Revision of Consolidated Financial Statements. In connection with the preparation of the Holdings and Stanadyne consolidated financial statements for the fiscal year ended December 31, 2011, errors were identified related to the calculation of stock-based compensation expense in accordance with ASC 718, Compensation—Stock Compensation, for years prior to 2009. Holdings and Stanadyne determined that the stock-based compensation awards, for which expense was recorded in years prior to 2009, were not probable of vesting and therefore the expense should not have been recorded. Based on an analysis of qualitative and quantitative factors, management has concluded that, although these errors were not material to any historical period, correcting the cumulative impact of the errors in 2011 would have been material to the 2011 financial results. As a result, the affected balances as described below have been revised as adjustments to opening additional paid-in capital, retained earnings, accumulated deficit, total stockholder’s equity and total equity as of January 1, 2009, as presented in the Consolidated Statement of Changes in Equity and Comprehensive Income (Loss), as presented in the Consolidated Statement of Changes in Equity and Comprehensive Income (Loss), as presented in the December 31, 2011 Form 10-K. These adjustments have also been reflected in additional paid-in capital and total equity as of December 31, 2010.

Impact of Revision on Holdings

The cumulative impact of this error on the Holdings condensed consolidated financial statements as of December 31, 2010 was an overstatement of accumulated deficit of $913, an overstatement of additional paid-in capital of $1,237 and an understatement of deferred income tax liabilities of $324. Total liabilities as of December 31, 2010 were accordingly understated by $324 and total stockholder’s equity and total equity were each overstated by $324.

Impact of Revision on Stanadyne

The cumulative impact of these errors on the Stanadyne condensed consolidated financial statements as of December 31, 2010 was an understatement of retained earnings of $913, an understatement of retained earnings of $913, an understatement of additional paid-in capital of $207, an understatement of deferred income tax liabilities of $324 and an overstatement of due to Stanadyne Holdings, Inc. of $1,444. Total liabilities as of December 31, 2010 were accordingly overstated by $1,120 and total stockholder’s equity and total equity were each understated by $1,120.

Reclassifications. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

(2)	Inventories

Components of inventories are as follows:

	As of March 31, 2012	As of December 31, 2011
Raw materials	$18,915	$19,647
Work in process	12,313	13,521
Finished goods	10,476	8,816

	$41,704	$41,984

(3)	Intangible and Other Assets

Major components of intangible and other assets are listed below:

	Holdings
	As of March 31, 2012		As of December 31, 2011
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks / trade names	$51,100	$—	$51,100	$—
Technology / patents	24,300	15,182	24,300	14,859
Customer contracts	15,252	11,672	15,252	11,291
Debt issuance costs	14,666	9,478	14,666	8,996
Other	1,988	75	1,958	75

	$107,306	$36,407	$107,276	$35,221

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

	Stanadyne
	As of March 31, 2012		As of December 31, 2011
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks / trade names	$51,100	$—	$51,100	$—
Technology / patents	24,300	15,182	24,300	14,859
Customer contracts	15,252	11,672	15,252	11,291
Debt issuance costs	12,310	7,869	12,310	7,453
Other	1,988	75	1,958	75

	$104,950	$34,798	$104,920	$33,678

Amortization expense of intangible assets for the Company, exclusive of the amortization of debt issuance costs, was $704 and $736 for the three months ended March 31, 2012 and 2011, respectively. Estimated annual amortization expense for the Company’s intangible assets is expected to be $2,816 in 2012, $2,816 in 2013, $2,202 in 2014, $1,093 in 2015 and $1,072 in 2016.

Amortization of debt discount and debt issuance costs is included as interest expense in the accompanying condensed consolidated statements of operations for Holdings of $482 and $449 for the three months ended March 31, 2012 and 2011, respectively. Amortization of debt issuance costs is included as interest expense in the accompanying condensed consolidated statements of operations for Stanadyne of $416 and $382 for the three months ended March 31, 2012 and 2011, respectively.

(4)	Long-term Debt and Financing Arrangements

Long-term debt consisted of:

	Holdings		Stanadyne
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
U.S. Revolver	$23,445	$8,000	$23,445	$8,000
Senior Subordinated Notes	160,000	160,000	160,000	160,000
Holdings Senior Discount Notes	100,000	100,000	—	—
SAPL term debt, payable to India banks through 2016, bearing interest at rates ranging from 11.55% to 13.00%	5,962	5,980	5,962	5,980
SAPL Debentures	1,364	1,202	1,364	1,202
SAPL debt, payable to India banks through 2012, bearing interest at rates ranging from 11.75% to 13.75%	2,384	3,221	2,384	3,221
SCC debt, payable to Shanghai-Pudong Development Bank through 2012, bearing interest at rates from 7.26% to 7.87%	2,520	2,977	2,520	2,977
SpA debt, payable to Italian banks through 2012, bearing interest at rates ranging from 4.21% to 14.10%	2,678	2,504	2,678	2,504

	298,353	283,884	198,353	183,884
Less current maturities of long-term debt	32,688	18,267	32,688	18,267

Long-term debt, excluding current maturities	$265,665	$265,617	$165,665	$165,617

The fair values of the Company’s short-term borrowings approximated their recorded values at March 31, 2012 and December 31, 2011 based on similar borrowing agreements offered by other major institutional banks and are classified within Level 2 of the valuation hierarchy. The fair values of the Senior Subordinated Notes and Holdings’ Senior Discount Notes are based on bid prices and are classified within Level 1 of the valuation hierarchy. The fair value of the Senior Subordinated Notes at March 31, 2012 and December 31, 2011 was $145.4 and $135.4 million, respectively. The fair value of Holdings’ Senior Discount Notes at March 31, 2012 and December 31, 2011 was $88.6 and $93.0 million, respectively.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

On August 13, 2009, Stanadyne (as borrower) and SIHC (as guarantor) entered into a revolving credit agreement with Wells Fargo Foothill, LLC (“U.S. Revolver”). The U.S. Revolver, as amended, provides for maximum borrowings of $55.8 million based on availability, as defined, and is secured by all Stanadyne and SIHC assets, as well as a pledge of 65% of Stanadyne’s stock in SpA, SAPL, and SCC. The U.S. Revolver is comprised of a domestic inventory accounts receivable facility, a domestic fixed asset facility and a foreign accounts receivable sub-facility guaranteed by the Export-Import Bank of the United States. Interest on borrowings under the U.S. Revolver is at a Base Rate (as defined by the agreement) or three month LIBOR, plus an applicable margin ranging between 1.25% and 1.75%, depending on the level of excess availability. All borrowings under the U.S. Revolver are due and payable on April 30, 2014. The U.S. Revolver is subject to a fixed charge coverage ratio covenant test if availability is less than $4.0 million, and certain other affirmative and negative covenants common to an asset-backed loan agreement. The U.S. Revolver also limits the amount of dividends and other payments that can be made by Stanadyne to SIHC. Further, the Company is required to provide annual audited financial statements to the bank within 105 days of year end.

On March 28, 2012, the Company and Wells Fargo amended the U.S. Revolver to allow the Company to permanently reduce the amount of available credit under the Maximum Guaranteed Revolver Amount (“Guaranteed Facility”), as defined by the Credit Agreement, in increments of $1.0 million, with a 10 day notice. Such actions would be taken at the direction of Kohlberg in the event equity infusions are made to Holdings.

(5)	Pension Plans and Other Postretirement Health Care and Life Insurance Plans

The Company has a noncontributory defined benefit pension plan for eligible domestic employees and also has two nonqualified plans, which are designed to supplement the benefits payable to designated employees. The components of the net periodic pension expense for the periods shown are as follows:

	Three Months Ended March 31,
	2012	2011
Interest cost	$1,403	$1,464
Expected return on plan assets	(1,602)	(1,581)
Amortization of prior service costs	732	341

Net periodic pension expense	$533	$224

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

The Company contributed $1.2 million to the pension plan during the first three months ended March 31, 2012 and expects the minimum required contributions to the pension plan to total approximately $7.0 million in 2012. The Company contributed $0.9 to the pension plan during the first three months of 2011 and $6.0 million for the full year of 2011.

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

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

Postretirement Health Care and Life Insurance

The Company’s domestic subsidiaries make available certain health care and life insurance benefits for eligible retired employees. The components of the net periodic benefit for the periods shown were as follows:

	Three Months Ended March 31,
	2012	2011
Service cost	$9	$11
Interest cost	27	33
Recognized net actuarial income	(171)	(174)

Net periodic postretirement benefit	$(135)	$(130)

(6)	Reorganization

During the second quarter of 2009, as a part of its strategic plan and cost reduction initiatives, the Company decided to consolidate its U.S.-based manufacturing capacity by expanding its operations in the existing North Carolina locations and transferring manufacturing operations from the Company’s Windsor, Connecticut location. Reorganization costs were primarily for relocation of equipment and staffing to manage the project and were reflected as components of selling, general and administrative expenses within the accompanying condensed consolidated statements of operations. Hourly and salaried employees of the Windsor, Connecticut workforce that were displaced by this consolidation received compensation (“completion bonuses”), based on years of service and skill level, if they remained employed until their positions were eliminated. Completion bonuses were accrued over the expected service period and were reflected as a component of cost of goods sold within the accompanying condensed consolidated statements of operations. The Company also identified certain assets in Windsor, Connecticut that would no longer be used following the completion of the reorganization activity and accelerated depreciation of those assets to their estimated net realizable value over their revised estimated useful life. The accelerated depreciation was charged to cost of goods sold and selling, general, administrative and other operating expenses within the accompanying condensed consolidated statements of operations.

A summary of the changes in the Company’s completion bonus accrual is provided below:

	Three Months Ended March 31,
	2012	2011
Completion bonus, beginning of period	$248	$2,066
Completion bonus expenses	—	72
Cash payments	(79)	(725)

Completion bonus, end of period	$169	$1,413

The following information summarizes the costs incurred with respect to the reorganization and other charges:

	Three Months Ended March 31,
	2012	2011
Reorganization costs	$—	$2,135
Completion bonus expenses	—	72

Total	$—	$2,207

The reorganization activities which began in 2009 were substantially completed in 2011.

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

The following table summarizes information about the 2004 Equity Incentive Plan for the three months ended March 31, 2012:

Three Months Ended March 31, 2012
	Outstanding		Exercisable
	Stock Options Outstanding	Weighted Average Exercise Price*	Stock Options	Weighted Average Exercise Price*
January 1, 2012	14,178,150	$0.49	3,008,750	$0.47
Exercised	—	—	—	—
Cancelled	—	—	—	—
Granted	—	—	—	—

March 31, 2012	14,178,150	$0.49	3,008,750	$0.47

*	Represents per share price.

During the first quarter of 2012, there were no stock options issued, cancelled or granted.

For the three months ended March 31, 2012, no compensation expense was recognized as management determined that it is not probable that the financial performance targets associated with the stock option awards will be achieved.

(8)	Redeemable Non-controlling Interest and Financial Instruments

The expansion of manufacturing operations in SAPL was funded through a combination of new debt and equity issuances. The process included entering into a put arrangement with the existing non-controlling interest partners as part of an amendment to the SAPL Joint Venture Agreement with respect to the common securities that represent the 35.1% non-controlling interest. The non-controlling partners have an option to put their ownership interests to Stanadyne during a 90-day period beginning March 1, 2015. Due to the put option, the non-controlling interest is redeemable and does not qualify as permanent equity. As a result, redeemable non-controlling interest is recorded in the mezzanine section of the condensed consolidated balance sheets and is reported at estimated redemption value. At March 31, 2012 and December 31, 2011, the redemption value was $0.7 million. Changes in the redemption value are charged to retained earnings if available or to additional paid-in capital.

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

The following table below shows how the Company categorized certain financial assets and liabilities based on the types of inputs used in valuation techniques for measuring fair value:

	Fair Value Measurements at March 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial liabilities:
SAPL debenture embedded conversion option	$	$	$378	378

	Fair Value Measurements at December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial liabilities:
SAPL debenture embedded conversion option	$—	$—	$427	$427

The SAPL debenture embedded conversion option is considered a derivative and is recorded at its fair value. The value of the option is calculated using the Monte Carlo simulation approach, which takes into account certain assumptions which include the discount yield, volatility and risk free rate, among others. Increases or decreases in any of the input assumptions would not result in a material change to the fair value measurement.

An unrealized gain, which is included in other income in the condensed consolidated statement of operations, amounting to $58 was the only activity for Level 3 liabilities for the three months ended March 31, 2012. There was a gain of $9 for the three months ended March 31, 2011.

(10)	Segments

The Company has one reportable segment. The Company manufactures its own proprietary products including fuel pumps for diesel and gasoline engines, injectors and filtration systems for diesel engines, and various non-proprietary products manufactured under contract for other companies. The Company’s proprietary products currently account for the majority of its sales.

(11)	Commitments and Contingencies

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

The Company estimates and records the warranty liability associated with its manufactured products at the time they are sold. The changes in the Company’s warranty liability are provided below:

	Three Months Ended March 31,
	2012	2011
Warranty liability, beginning of period	$774	$698
Warranty expense based on products sold	179	187
Warranty claims paid	(198)	(165)

Warranty liability, end of period	$755	$720

The Company’s warranty accrual is included as a component of accrued liabilities on the condensed consolidated balance sheets.

(12)	Recently Issued Accounting Standards

Balance Sheet. In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” In an effort to improve comparison between financial statements prepared under U.S. GAAP and those prepared under IFRS, the ASU will require entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope of this ASU includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The guidance is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods and requires disclosure retrospectively for all comparative periods presented. This ASU is not expected to have a material impact on our financial statements or disclosures.

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

Our business during the first three months of 2012 recovered from many of the manufacturing problems in our U.S. plants that limited rotary pump production and increased costs in 2011. While our financial results in the first quarter of 2011 were dominated by higher costs driven by inefficiencies related to our reorganization activities, our financial results in the first quarter of 2012 were highlighted by lower costs in our U.S operations, growing business levels in our international operations, especially India, and improved operating income and cash flows from operations.

Sales for the first three months of 2012 totaled $68.3 million, reflecting an increase of $9.5 million or 16.1% when compared to sales for the first three months of 2011. Production output of rotary pump components increased in the North Carolina plants in the first quarter of 2012, allowing reduction of past due customer orders in the U.S. and India. Sales of our diesel fuel injection equipment to both the original equipment manufacturer (“OEM”) and service markets were higher in the first quarter of 2012 as compared to the same period a year earlier.

Operating income in the first quarter of 2012 totaled $7.0 million and 10.2% of sales, representing an increase of $6.0 million from operating income of $1.0 million and 1.6% of sales in the first quarter of 2011. A combination of higher sales volume and lower operating costs–specifically, lower costs for labor, overtime, scrap, supplies, factory overhead, and transportation of materials – were the primary drivers of a $4.4 million increase in first quarter gross profit. Our SG&A costs were $1.6 million lower in the first quarter of 2012 when compared to the first quarter of 2011, due primarily to decreased costs for reorganization of our U.S. manufacturing operations and expansion of our China and India operations. Reorganization activities were largely completed by the end of 2011, although we continue to work with outside consultants to establish more effective management processes for the “new” global manufacturing organization.

Liquidity remained sufficient in the first quarter of 2012, with cash on hand as of March 31, 2012 totaling $1.3 million and availability under the U.S.-based revolving credit facility of $25.5 million, after reflecting $23.4 million of borrowings and $4.6 million used for standby letters of credit, as well as other limitations related to available inventory and accounts receivable. Stanadyne’s operating cash flows in the first quarter of 2012 improved by $5.1 million compared to the first quarter of 2011, again reflecting an improving trend in post-reorganization operations. The Company’s cash flows from operations in 2012 will continue to be pressured by the remaining inefficiencies in the manufacturing operations, continued ramp-up in production in China and India that will require increased levels of working capital, and cash requirements over the next year, including capital expenditures for our new high pressure gasoline pump and diesel common rail pump production lines, and interest payments. Refer to “Liquidity and Capital Resources” for further information regarding our liquidity.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Basis of Presentation

The following table displays unaudited information for the three months ended March 31, 2012 and 2011 for Holdings and Stanadyne. Amounts are presented in thousands of dollars and as a percentage of net sales. Historical results and percentage relationships are not necessarily indicative of the results that may be expected for any future period.

	Holdings
	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	$	%	$	%
Net sales	68,291	100.0	58,837	100.0
Cost of goods sold	50,717	74.3	45,688	77.7
Gross profit	17,574	25.7	13,149	22.3
SG&A	9,752	14.3	11,277	19.2
Amortization of intangibles	704	1.0	736	1.3
Management fees	188	0.3	188	0.3
Operating income	6,930	10.2	948	1.6
Net loss attributable to Holdings	(1,544)	(2.3)	(5,292)	(9.0)

	Stanadyne
	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	$	%	$	%
Net sales	68,291	100.0	58,837	100.0
Cost of goods sold	50,717	74.3	45,688	77.7
Gross profit	17,574	25.7	13,149	22.3
SG&A	9,695	14.2	11,261	19.1
Amortization of intangibles	704	1.0	736	1.3
Management fees	188	0.3	188	0.3
Operating income	6,987	10.2	964	1.6
Net income (loss) attributable to Stanadyne	871	1.3	(3,020)	(5.1)

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Comparison of Results of Operations

The Three Months Ended March 31, 2012 for Holdings and Stanadyne Compared to

The Three Months Ended March 31, 2011 for Holdings and Stanadyne

Net Sales. Sales in the first quarter of 2012 totaled $68.3 million and were $9.5 million or 16.1% more than sales of $58.8 million in the first quarter of 2011, due primarily to $7.9 million higher sales to Deere and Company (“Deere”). Manufacturing output of diesel fuel pump components in our U.S. factories increased in the first quarter of 2012, resulting in higher sales to our OEM and service customers.

Sales by Category

(dollars in millions)

	$xxxx.xx	$xxxx.xx	$xxxx.xx	$xxxx.xx	$xxxx.xx	$xxxx.xx
	OEM Sales	%	Service Sales	%	Total Sales	%
Three months ended March 31, 2011	$31.7	53.9	$27.1	46.1	$58.8	100.0
Three months ended March 31, 2012	35.5	52.0	32.8	48.0	68.3	100.0

Change	$3.8	11.9	5.7	20.9	9.5	16.1

Sales to OEM customers increased to $35.5 million and represented 52.0% of our first quarter 2012 revenues as compared to $31.7 million and 53.9% of our first quarter 2011 revenues. Orders for our fuel injection equipment used in the agricultural, industrial and power generation markets were strong in the first quarter of 2012, and our sales to customers in India continued to increase. Sales to most OEM customers, including Deere, Cummins, Inc., J. C. Bamford Excavators, Ltd. (“JCB”), IVECO S.p.A. (“IVECO”) and Case New Holland, increased in the first quarter of 2012 when compared to the first quarter of 2011. Sales to Ford decreased by $0.5 million in the first quarter of 2012 as compared to the same period in 2011 reflecting the anticipated conclusion of an OE filter program last year.

Sales to the service markets in the first quarter of 2012 totaled $32.8 million and 48.0% of total revenue as compared to $27.1 million and 46.1% of our first quarter 2011 revenue. This $5.7 million increase in first quarter service sales was due primarily to increased production of rotary pump components, allowing shipments for orders that could not be filled late last year. Sales to our independent distribution network were $1.9 million higher in the first quarter of 2012 when compared to the same period in 2011. Higher demand for replacement fuel filter elements in the first quarter of 2012 also contributed to the increase in service sales.

Cost of Goods Sold and Gross Profit. Gross profit increased to $17.6 million and 25.7% of net sales in the first quarter of 2012 from $13.2 million and 22.3% of net sales in the first quarter of 2011. This $4.4 million improvement in gross profit was due to the following increases and decreases in first quarter 2012 cost of goods sold when compared to the first quarter 2011 cost of goods sold:

Increases in gross profit -
Higher sales volume and market/product mix	+$	4.3 million
Price increases	+$	0.4 million
Overhead cost reductions in U.S. operations	+$	0.8 million
Decreases in gross profit -
Higher factory overhead expenses	-$	1.1 million

Approximately $4.3 million of the increase in first quarter gross profit was due to higher year-over-year sales volumes in the U.S. and India, as well as a reduction in manufacturing inefficiencies in our U.S. operations last year caused by the large-scale equipment relocation from the Windsor, Connecticut plant to the North Carolina manufacturing plants.

We instituted a number of price increases in the first quarter of 2012 with many of our customers, including Deere, amounting to approximately $0.4 million.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Factory overhead costs in the U.S. operations decreased $0.8 million overall in the first quarter of 2012 when compared to the same period last year, reflecting lower costs for labor, utilities, building maintenance and operating supplies resulting from the plant reorganization activities concluded last year. These lower costs also required an adjustment to our first quarter 2012 LIFO inventory value resulting in $0.4 million of income when compared to the first quarter of 2011.

Cost of goods sold in the first quarter of 2012 was $1.1 million greater than the same period in 2011 due to increased levels of production in our India and China operations. The India joint venture continued to ramp up production of rotary fuel pumps for customers in the local markets. The China operation began to manufacture diesel fuel injectors following the transfer of equipment from our U.S. plants late last year. Both locations are expected to reach full production later this year.

Selling, General and Administrative Expenses (“SG&A”). SG&A decreased by $1.6 million to $9.7 million and 14.2% of sales in the first quarter of 2012 from $11.3 million and 19.1% of sales in the first quarter of 2011. SG&A was $0.7 million less in the first quarter of 2012 as compared to the same period in 2011 when we incurred more cost related to the consolidation of our U.S. manufacturing operations. These costs reflected the amounts paid for equipment relocation, training and salaries related to management of the reorganization process. We continue to utilize outside consulting services to assist with establishing operational and management processes for the reorganized operations in the U.S. Costs associated with the expansion of our operations in China to include the manufacture of fuel injectors previously produced in our U.S. plants, totaled approximately $0.5 million less in the first quarter of 2012 as compared to the same period in 2011. Research and development costs were $0.9 million higher in the first quarter of 2012, primarily due to development of the Company’s high pressure gasoline and diesel common rail fuel systems. Customer funding for these development programs was $1.7 million higher in the first quarter of 2012 when compared to the same period in 2011. Finally, as production output increased in the first quarter of 2012, our on-time delivery improved and costs for premium transportation on sales to customers were $0.2 million less when compared to the same period in 2011.

Amortization of Intangible Assets. Amortization of intangible assets totaled $0.7 million in the first quarters of 2012 and 2011.

Management fees. The Company incurred management fees of $0.2 million in the first quarters of 2012 and 2011, payable to Kohlberg & Company L.L.C. for management services provided.

Operating Income. Operating income for the first quarter of 2012 totaled $7.0 million and 10.2% of net sales as compared to operating income of $1.0 million and 1.6% of net sales in the first quarter of 2011. This $6.0 million increase in operating income resulted from $4.4 million higher gross profit driven primarily by higher sales volumes and lower costs in our U.S. operations, as well as a $1.6 million decrease in our first quarter SG&A costs.

Income tax expense (benefit). Income tax expense for Stanadyne in the first quarter of 2012 totaled $0.6 million and 32.8% of pre-tax income versus an income tax benefit of $0.8 million and 19.7% of pre-tax income in the first quarter of 2011. The effective income tax rates differ from the amount computed by applying the U.S. statutory rate of 35% to pre-tax income (loss) in the first quarters 2012 and 2011. The difference results primarily from improvements in profitability in foreign jurisdictions where the related tax impact is offset by corresponding changes in the valuation allowances.

Income tax benefit for Holdings in the first quarter of 2012 totaled $0.1 million and 5.5% of pre-tax loss versus an income tax benefit of $1.6 million and 22.6% of pre-tax loss in the first quarter of 2011. The effective income tax rates differ from the amount computed by applying the U.S. statutory rate of 35% to the pre-tax loss in the first quarters of 2012 and 2011. The difference results primarily from improvements in profitability in foreign jurisdictions where the related tax impact is offset by corresponding changes in the valuation allowances. Further, a percentage of Holdings interest expense is not deductible for income tax purposes.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Net Income (Loss). Net income for Stanadyne in the first quarter of 2012 totaled $0.9 million and 1.3% of net sales versus a net loss of $3.0 million and 5.1% of net sales in the first quarter of 2011. The $3.9 million increase in net income was due to $6.0 million higher operating income, partially offset by $0.2 million increased net interest expense on higher levels of debt, $1.4 million higher income taxes, and by a $0.5 million decrease in net loss attributable to the non-controlling interest.

Net loss for Holdings in the first quarter of 2012 totaled $1.5 million, reflecting $3.1 million of additional interest expense on the Discount Notes and $0.7 million less income tax expense.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents on hand, which totaled $1.3 million on March 31, 2012, and cash flows from operations, supplemented as needed by our short term financing arrangements described below. Our revolving credit agreement with Wells Fargo Capital Finance, LLC (“U.S. Revolver”) provides for borrowings of up to $55.8 million, based on Availability, as defined, and is secured by all Stanadyne and SIHC U.S.-based assets, as well as a pledge of 65% of Stanadyne’s stock in SpA, SAPL, and SCC. There was $23.4 million borrowed under the U.S. Revolver as of March 31, 2012. As of March 31, 2012, the U.S. Revolver had Availability of $25.5 million, after reflecting $23.4 million of borrowings and $4.6 million used for standby letters of credit, as well as other limitations related to available inventory and accounts receivable.

Indebtedness for Stanadyne as of March 31, 2012 totaled $198.4 million and was comprised of $160.0 million of Notes, $23.4 million of borrowings under the U.S. Revolver, $7.6 million in foreign overdraft and revolving credit facilities, $1.4 million of SAPL debentures and $6.0 million in foreign term loans. The U.S. Revolver is subject to a fixed charge coverage ratio covenant test if availability is less than $4.0 million, and certain other affirmative and negative covenants common to an asset-backed loan agreement. The U.S. Revolver also limits the amount of dividends and other payments that can be made by Stanadyne.

Indebtedness for Holdings as of March 31, 2012 totaled $298.4 million comprised of the same debt balances for Stanadyne, plus an additional $100.0 million of Discount Notes. The Discount Notes accreted to their full face value in August 2009 and carry a 12% coupon that is payable semi-annually in February and August. The payments are made by Holdings via dividends paid by SIHC which are received from Stanadyne. These dividends must be in compliance with the terms of the U.S. Revolver and the indenture governing the Notes.

Our financial position, results of operations and cash flows have been and may continue to be adversely affected by changes in the global economy, significant volatility in the worldwide capital, credit and commodities markets, concerns about inflation, lower corporate profits, investments in future commercial programs, and anticipated increased capital spending. Holdings incurred net losses in each of the last three years and the first three months of 2012 and negative cash flows from operations in the last two years and the first three months of 2012. Stanadyne incurred a net loss in 2011 and negative cash flows from operations in 2011 and the first three months of 2012. Holdings and Stanadyne are both highly leveraged with total debt of $298.4 million and $198.4 million, respectively, outstanding at March 31, 2012. The indenture governing Stanadyne’s Senior Subordinated Notes limits the amount of dividends that can be paid to an amount calculated under a Restricted Payments Basket (as defined by the terms of the indenture) (“RP Basket”). Holdings relies on dividends from SIHC which are received from Stanadyne to make semi-annual interest payments on the Holdings Senior Discount Notes. Failure to make these interest payments would result in an event of default under the terms of the Holdings Senior Discount Notes. Kohlberg has advised Holdings that it will provide financial assistance to Holdings, to the extent necessary, in meeting the semi-annual interest payments that will come due during the next twelve months. If necessary, Kohlberg will provide Holdings with an equity infusion of up to $6 million, although management believes that such full amount will not be required during this period. The Company believes that the combination of cash and cash equivalents on hand, availability under the U.S. Revolver, expected cash flows from operations, limited financial assistance from Kohlberg, and ongoing liquidity initiatives will provide sufficient liquidity over the next 12 months to meet its obligations. However, the factors described above create potential uncertainty, and management will continually monitor the Company’s revenues and operating cash flows against expectations. In the event the Company’s forecasts to generate sufficient operating cash flows are not realized, the Company may need to reduce headcount, reduce other spending, reduce or delay capital investments and product development, incur more indebtedness, restructure

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

existing indebtedness, raise additional equity capital, or a combination of these items, which may have a further negative impact on its business, results of operations, and cash flows. In addition, the Company’s current debt agreements limit its ability to incur additional indebtedness, so the ability to borrow additional money may be limited by the Company’s debt holders or by conditions in the credit markets.

Cash Flows from Operating Activities. Stanadyne’s cash flows from operating activities consumed $6.5 million in cash during the first three months ended March 31, 2012 as compared to $11.6 million cash consumed during the same period of 2011. Increased operating income, partially offset by higher cash requirements for working capital accounts, resulted in $5.1 million less cash consumed by operating activities in the first three months of 2012 versus the comparable period in 2011.

Changes in asset and liability accounts, primarily working capital accounts, consumed $0.9 million more cash in the first three months of 2012 versus the same period in the prior year. The significant changes to our working capital accounts were as follows:

•

Cash flows from changes in accounts receivable consumed $2.5 million more cash in the first three months of 2012 when compared to the first three months of 2011, due primarily to higher sales in the first three months of 2012 versus the same period in 2011. Stanadyne continues to carefully manage customer credit and collections activities. The average days sales outstanding increased slightly from 51.7 days at the end of the first quarter of 2011 to 52.3 days at the end of the first quarter of 2012.

•

Cash flows from changes in inventory levels required $6.8 million less cash in the first three months of 2012 as compared to the first three months of 2011. Inventory decreased in the first three months of 2012 by $0.5 million, as compared to a $6.3 million increase in the first three months of 2011 when we built temporary increases in inventory in order to meet customer delivery schedules while we moved equipment to different locations and established new sources for some parts from our external supply base. Increased business activity in our India and China-based operations during the first three months of 2012 resulted in $0.9 million negative cash flows to support higher inventory levels. Although inventory turnover for Stanadyne for the first three months of 2012 improved to 5.4x, this was still lower than the 5.7x turns realized for the first three months of 2011. Enhancements to our inventory planning and scheduling processes will provide further inventory reductions in 2012.

•

Cash flows from changes in other current asset accounts consumed $1.2 million more cash in the first three months of 2012 than in the same period of 2011, due primarily to changes in timing of deposits and annual prepaid expenses.

•

Cash flows from changes in accounts payable balances consumed $6.5 million more cash in the first three months of 2012 than the same period in 2011. Accounts payable balances decreased by $0.7 million in the first three months of 2012 versus the $5.8 million increase in accounts payable balances in the first quarter of 2011 that reflected a higher value for purchased materials resulting from the outsourcing of components previously manufactured in our Windsor, Connecticut facility, as well as extended payment terms to some of our supply base.

•

Cash flows from changes in all other asset and liability accounts consumed $2.5 million less cash in the first three months of 2012 than in the comparable period of 2011. This difference was due primarily to differences in timing of disbursements between the two periods, including a $3.0 million amount paid in the first quarter of 2011 for performance bonuses accrued in the prior year.

Cash flows from operating activities for Holdings in the first three months of 2012 were $6.0 million less than the amount reported for Stanadyne due to $6.0 million of interest payments made for the Discount Notes.

Cash Flows from Investing Activities. Cash flows from investing activities for the first three months of 2012 totaled $1.4 million for capital expenditures and were $0.6 million less than the $2.0 million in capital expenditures in the first three months of 2011. Capital expenditures are expected to increase for the balance of 2012 as we install manufacturing equipment in our U.S. plants to support the 2013 launch of a high pressure gasoline pump program and acquire equipment for our China operation to produce diesel common rail fuel pumps.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Cash Flows from Financing Activities. Stanadyne’s cash flows from financing activities in the first three months of 2012 provided $7.8 million in cash compared to $0.1 million of cash consumed by financing activities in the first three months of 2011.

Cash flows from financing activities in our U.S. operations in the first three months of 2012 included $15.4 million of net cash proceeds from borrowings against the U.S. Revolver and $6.0 million of dividends paid by Stanadyne.

Cash flows from financing activities in SAPL during the first three months of 2012 included net cash consumed of $1.0 million and $0.3 million for payments against outstanding revolving loan and term loan commitments, respectively. Cash flows from financing activities in SpA included $0.2 million net cash provided by overdraft borrowings to finance working capital requirements and $0.1 million in payments of capital lease obligations. Cash flows from financing activities in SCC included $0.3 million of cash used to reduce overdraft borrowings and $0.2 million cash used to reduce outstanding short term banker acceptances.

Cash flows from financing activities for Holdings in the first three months of 2012 included the amounts reported for Stanadyne less the dividends Stanadyne paid. Cash flows from financing activities for Holdings in the first three months of 2011 included the amounts reported for Stanadyne less the dividends Stanadyne paid, as well as $0.1 million for the repurchase of common stock from former employees.

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

The value of the invested Pension Plan assets grew to $86.5 million at March 31, 2012, representing a $7.4 million increase from the $79.1 million value at December 31, 2011. The Company contributed $1.2 million to the Pension Plan during the first three months of 2012 and expects the minimum required contributions to the Pension Plan to total approximately $7.0 million in 2012. The Company contributed $0.9 million to the Pension Plan in the first three months of 2011 and $6.0 million for the full year of 2011.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Critical Accounting Policies

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The issues involving significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include: revenue recognition, impairment of long-lived assets, goodwill and other intangible assets, product warranty reserves, inventory reserves, pension and postretirement benefit liabilities and self-insurance reserves.

Revenue Recognition. Sales and related costs of sales are recorded when products are shipped to customers, unless delivery terms specify transfer of title at point of destination in which case the sales and related cost of sales are recognized when goods are delivered. In addition, the Company occasionally enters into developmental contracts with certain customers and recognizes revenues on those contracts under the Milestone Method of revenue recognition, as defined in ASC 605. The Company establishes estimates for sales returns and allowances based on historical experience. The Company does not provide customers with general rights of return for products sold; however, in limited circumstances, the Company will allow sales returns and allowances from customers if the products sold do not conform to specifications.

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

•	our ability to satisfy our debt obligations, including related covenants;

•	increases in our cost of borrowing or inability or unavailability of additional debt or equity capital; and

•	reorganization of the Company’s worldwide manufacturing facilities during 2009 and 2010, and the impact of the reorganization on the operational performance of the Company.

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

There have been no material changes in market risks from those disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

ITEM 4:	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Holdings

As of March 31, 2012, an evaluation of the effectiveness of the design and operation of Holdings’ disclosure controls and procedures was conducted by management under the supervision and with the participation of the President and Chief Financial Officer of Holdings. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and including that such information is accumulated and communicated to management, including the President and Chief Financial Officer of Holdings, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation and the previously identified material weakness in internal control over financial reporting described below, the President and Chief Financial Officer of Holdings have concluded that, as of March 31, 2012, Holdings’ disclosure controls and procedures were not effective.

In light of the material weakness described below, Holdings performed additional analyses and other procedures to ensure that Holdings’ condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles and accurately reflect the results for the three months ended March 31, 2012. As a result, notwithstanding the material weakness discussed below, management concluded that the condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects Holdings’ financial position, results of operations and cash flows for the three months ended March 31, 2012.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Holdings’ annual or interim financial statements will not be prevented or detected on a timely basis.

Holdings did not maintain effective controls to ensure completeness, existence, valuation and appropriate presentation and disclosure over certain accounts described below, which led to (i) the misstatement of its financial statements and related financial disclosures for the years ended December 31, 2008 and 2007 and for the first three quarters of 2009 and 2008, (ii) the revision to its condensed consolidated balance sheet as of March 31, 2011 and statements of operations for the three months ended March 31, 2011, (iii) the revision to its condensed consolidated balance sheet as of March 31, 2010 and statements of cash flows for the three months ended March 31, 2010 and (iv) the revision to its consolidated financial statements to correct errors arising in years prior to 2009, as further described below.

•

Management has concluded that (a) Holdings lacks sufficient accounting professionals with necessary knowledge, experience and training to adequately account for and perform adequate supervisory reviews of certain significant and primarily non-routine transactions and technical accounting matters and (b) Holdings lacks adequate controls regarding training in the relevant accounting guidance, review, and documentation of certain complex, and primarily non-routine accounting transactions and review of required accounting disclosures. Collectively, these factors resulted in the misapplication of accounting principles and related adjustments and revisions primarily impacting several accounts including cost of goods sold, selling, general, and administrative costs, stock-based compensation expense, interest expense, and income taxes as reported in our consolidated statements of operations, and condensed consolidated statements of operations, and inventories, pension liabilities, deferred debt origination costs, additional paid-in capital, certain components of other comprehensive income, goodwill and deferred income taxes as reported on our consolidated balance sheets and condensed consolidated balance sheets, as well as an adjustment to the consolidated financial statements for the three months ended December 31, 2010. Because these control deficiencies could result in misstatements of the aforementioned accounts or other accounts not noted and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected, management determined that these control deficiencies constitute a material weakness.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Stanadyne

As of March 31, 2012, an evaluation of the effectiveness of the design and operation of Stanadyne’s disclosure controls and procedures was conducted by management under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Stanadyne. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and including that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Stanadyne, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation and the previously identified material weakness in internal control over financial reporting described below, the Chief Executive Officer and Chief Financial Officer of Stanadyne have concluded that, as of March 31, 2012, Stanadyne’s disclosure controls and procedures were not effective.

In light of the material weakness, Stanadyne performed additional analyses and other procedures to ensure that Stanadyne’s condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles and accurately reflect the results for the three months ended March 31, 2012. As a result, notwithstanding the material weakness discussed below, management concluded that the condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects Stanadyne’s financial position, results of operations and cash flows for the three months ended March 31, 2012.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Stanadyne’s annual or interim financial statements will not be prevented or detected on a timely basis.

Stanadyne did not maintain effective controls to ensure completeness, existence, valuation and appropriate presentation and disclosure over certain accounts described below, which led to (i) the misstatement of its financial statements and related financial disclosures for the years ended December 31, 2008 and 2007 and for the first three quarters of 2009 and 2008, (ii) the revision to its condensed consolidated balance sheet as of March 31, 2011 and statements of operations for the three months ended March 31, 2011, (iii) the revision to its condensed consolidated balance sheet as of March 31, 2010 and statements of cash flows for the three months ended March 31, 2010 and (iv) the revision to its consolidated financial statements to correct errors arising in years prior to 2009, as further described below.

•

Management concluded that (a) Stanadyne lacks sufficient accounting professionals with necessary knowledge, experience and training to adequately account for and perform adequate supervisory reviews of certain significant and primarily non-routine transactions and technical accounting matters and (b) Stanadyne lacks adequate controls regarding training in the relevant accounting guidance, review, and documentation of certain complex, and primarily non-routine accounting transactions and review of required accounting disclosures. Collectively, these factors resulted in the misapplication of accounting principles and related adjustments and revisions primarily impacting several accounts including cost of goods sold, selling, general and administrative costs, stock-based compensation expense, interest expense, and income taxes as reported on our consolidated statements of operations, and inventories, pension liabilities, deferred debt origination costs, due to Stanadyne Holdings, Inc., addition paid-in capital, certain components of other comprehensive income, goodwill and deferred income taxes as reported on our consolidated balance sheets and condensed consolidated balance sheets, as well as an adjustment to the consolidated financial statements for the three months ended December 31, 2010. Because these control deficiencies could result in misstatements of the aforementioned accounts or other accounts not noted and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected, management determined that these control deficiencies constitute a material weakness.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

(b) Changes in internal control

Holdings and Stanadyne

There were no changes in internal control over financial reporting that occurred during the first quarter that materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

(c) Remediation

Holdings and Stanadyne

On June 21, 2010, we filed our 2009 Annual Report on Form 10-K which included restated financial statements as of January 1, 2007 and for the years ended December 31, 2008 and 2007 reflecting the correction of the errors noted above. On August 13, 2010, we filed our amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2009. On August 26, 2010, we concurrently filed our amended Quarterly Report on Form 10-Q/A for the quarters ended June 30, 2009 and September 30, 2009. The amendments to our Quarterly Reports on Form 10-Q/A were filed to restate our unaudited condensed consolidated financial statements and related information for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009 as well as for the corresponding 2008 quarterly periods.

We revised the condensed consolidated balance sheets and statements of cash flows as of March 31, 2010 and for the three months then ended within our Quarterly Report on Form 10-Q for the interim period ended June 30, 2010 in Note 12 in Part I, Item 1 for the SAPL errors in accounting for capital expenditures.

We revised the condensed consolidated balance sheets and statements of operations as of March 31, 2011 and for the three months then ended within our Quarterly Report on Form 10-Q for the interim period ended June 30, 2011 for the pension expense errors described in Note 14 in Part I, Item 1 of such Quarterly Report.

We revised the consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006, within our Annual Report on Form 10-K for the year ended December 31, 2011, as described in Note 2 in Part II, Item 8 of such Annual Report.

Other Remediation Activities

Management believes that previous changes in internal control that have been implemented and continue to function have strengthened the Company’s internal control over financial reporting and will eventually remediate the identified material weakness. Such changes include:

•

filling our Manager of Financial Reporting position in Q4-2011 with an accountant with the necessary knowledge, experience and expertise in U.S. GAAP with respect to significant non-routine transactions and technical accounting matters. This position was vacant for a portion of the year in 2011, during which time we filled the position in a temporary capacity with an accountant with the necessary knowledge, experience and expertise in U.S. GAAP with respect to significant non-routine transactions and technical accounting matters;

•

continuing periodic internal control and accounting training for our accounting department designed to ensure our accounting personnel further develops its knowledge, expertise and training in U.S. GAAP with respect to significant non-routine transactions and technical accounting matters.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

PART II: OTHER INFORMATION

ITEM 6:	EXHIBITS

10.1	Fourth Amendment to Credit Agreement dated as of March 28, 2012 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 4.7.10 to Annual Report on Form 10-K of Stanadyne Corporation dated for the year ended December 31, 2011 and filed March 30, 2012). (1)

31.1	Certification of President of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer and Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

(1)	Incorporated by reference

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stanadyne Holdings, Inc.
(Registrant)

Date: May 15, 2012	By:	/s/ Stephen S. Langin
Stephen S. Langin
Chief Financial Officer

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stanadyne Corporation
(Registrant)

Date: May 15, 2012	By:	/s/ Stephen S. Langin
Stephen S. Langin
Vice President and Chief Financial Officer

EXHIBIT INDEX:

10.1	Fourth Amendment to Credit Agreement dated as of March 28, 2012 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 4.7.10 to Annual Report on Form 10-K of Stanadyne Corporation dated for the year ended December 31, 2011 and filed March 30, 2012). (1)

31.1	Certification of President of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer and Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

(1)	Incorporated by reference