Form 10-Q
period 2012-06-30
STANADYNE CORP; Stanadyne Holdings, Inc.
filed 2012-08-14
CIK 1053439, 1323274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of the registrant’s common stock (only one class for each registrant) outstanding as of June 30, 2012:

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

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	June 30,	December 31,
	2012	2011
ASSETS

Current assets:
Cash and cash equivalents	$1,869	$1,771
Accounts receivable, net of allowance for uncollectible accounts of $256 and $259 as of June 30, 2012 and December 31, 2011, respectively	45,689	34,881
Inventories, net	40,452	41,984
Prepaid expenses and other assets	3,667	4,916
Deferred income taxes	2,574	2,953

Total current assets	94,251	86,505
Property, plant and equipment, net	74,922	74,528
Goodwill	136,705	136,705
Intangible and other assets, net	69,612	72,055

Total assets	$375,490	$369,793

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$27,673	$29,024
Accrued liabilities	25,228	24,806
Current maturities of long-term debt	32,513	18,267
Current portion of capital lease obligations	436	547

Total current liabilities	85,850	72,644
Long-term debt, excluding current maturities	264,621	265,617
Deferred income taxes	22,732	23,160
Capital lease obligations, excluding current portion	1,115	1,420
Other non-current liabilities	52,179	53,585

Total liabilities	426,497	416,426

Commitments and contingencies (Note 11)
Redeemable non-controlling interest	632	686

Equity:
Stanadyne Holdings, Inc. stockholders’ equity:
Common stock, par value $0.01, 150,000,000 authorized shares, 106,542,581 issued shares as of June 30, 2012 and December 31, 2011, and 105,652,581 outstanding shares as of June 30, 2012 and December 31, 2011	1,065	1,065
Additional paid-in capital	52,151	51,525
Accumulated other comprehensive loss	(24,935)	(24,365)
Accumulated deficit	(79,269)	(74,893)
Treasury stock, at cost, 890,000 shares as of June 30, 2012 and December 31, 2011	(651)	(651)

Total stockholders’ deficit	(51,639)	(47,319)

Total liabilities and stockholders’ equity	$375,490	$369,793

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2012	2011
Net sales	$68,654	$61,599
Cost of goods sold	48,694	45,837

Gross profit	19,960	15,762

Selling, general and administrative expenses	12,441	10,548
Amortization of intangible assets	704	736
Management fees	187	187

Operating income	6,628	4,291

Interest income	(2)	(30)
Interest expense	8,136	8,136
Other expense	784	—

Loss from operations before income tax expense (benefit)	(2,290)	(3,815)
Income tax expense (benefit)	423	(2,886)

Net loss	(2,713)	(929)

Less: net (income) loss attributable to non-controlling interest	(119)	57

Net loss attributable to the stockholders of Stanadyne Holdings, Inc.	$(2,832)	$(872)

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2012	2011
Net sales	$136,945	$120,436
Cost of goods sold	99,411	91,525

Gross profit	37,534	28,911

Selling, general and administrative expenses	22,193	21,825
Amortization of intangible assets	1,408	1,472
Management fees	375	375

Operating income	13,558	5,239

Interest income	(4)	(33)
Interest expense	16,284	16,093
Other expense (income)	726	(9)

Loss from operations before income tax expense (benefit)	(3,448)	(10,812)

Income tax expense (benefit)	359	(4,467)

Net loss	(3,807)	(6,345)

Less: net (income) loss attributable to non-controlling interest	(569)	181

Net loss attributable to the stockholders of Stanadyne Holdings, Inc.	$(4,376)	$(6,164)

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2012	2011
Net loss	$(2,713)	$(929)

Other comprehensive income, before tax:

Foreign currency translation adjustments	(353)	267

Comprehensive loss	(3,066)	(662)

Less: comprehensive (income) loss attributable to the non-controlling interest	(119)	57

Comprehensive loss attributable to the stockholders of Stanadyne Holdings, Inc.	$(3,185)	$(605)

See notes to condensed consolidated financial statements

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2012	2011
Net loss	$(3,807)	$(6,345)

Other comprehensive income, before tax:

Foreign currency translation adjustments	(570)	628

Comprehensive loss	(4,377)	(5,717)

Less: comprehensive (income) loss attributable to the non-controlling interest	(569)	181

Comprehensive loss attributable to the stockholders of Stanadyne Holdings, Inc.	$(4,946)	$(5,536)

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(3,807)	$(6,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,320	6,298
Amortization of debt discount and deferred financing fees	982	902
Deferred income taxes	(5)	(4,715)
Loss on disposal of property, plant and equipment	70	—
Changes in operating assets and liabilities	(11,671)	(15,957)

Net cash used in operating activities	(8,111)	(19,817)

Cash flows from investing activities:
Capital expenditures	(6,569)	(2,789)
Decrease in restricted cash	166	—

Net cash used in investing activities	(6,403)	(2,789)

Cash flows from financing activities:
Proceeds from U.S. revolver	45,425	29,300
Payments on U.S. revolver	(29,315)	(23,425)
Proceeds from foreign overdraft facilities	1,275	2,745
Payments on foreign overdraft facilities	(2,616)	(599)
Proceeds from foreign term loans	—	700
Payments on foreign term loans	(634)	—
Payments on capital lease obligations	(297)	(236)
Proceeds from exercise of stock options	—	18
Payments of debt issuance cost	—	(49)

Net cash provided by financing activities	13,838	8,454

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(676)	(14,152)
Effect of exchange rate changes on cash	774	(419)
Cash and cash equivalents at beginning of period	1,771	15,949

Cash and cash equivalents at end of period	$1,869	$1,378

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:

There were no capital leases entered into in the six months ended June 30, 2012. During the six months ended June 30, 2011, Stanadyne Corporation entered into capital leases for new equipment resulting in capital lease obligations of $320.

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

(in thousands, except share and per share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity
December 31, 2010	106,505,081	1,065	51,736	(8,178)	(42,727)	890,000	(651)	1,245

Adjustment of the redeemable non-controlling interest to redemption value			(124)					(124)
Net loss					(5,292)			(5,292)
Foreign currency translation adjustment				361				361

March 31, 2011	106,505,081	1,065	51,612	(7,817)	(48,019)	890,000	(651)	(3,810)

Common stock issued	37,500	—	18					18
Adjustment of the redeemable non-controlling interest to redemption value			(57)					(57)
Net loss					(872)			(872)
Foreign currency translation adjustment				267				267

June 30, 2011	106,542,581	$1,065	$51,573	$(7,550)	$(48,891)	890,000	$(651)	$(4,454)

December 31, 2011	106,542,581	$1,065	$51,525	$(24,365)	$(74,893)	890,000	$(651)	$(47,319)

Adjustment of the redeemable non-controlling interest to redemption value			411					411
Net loss					(1,544)			(1,544)
Foreign currency translation adjustment				(217)				(217)

March 31, 2012	106,542,581	1,065	51,936	(24,582)	(76,437)	890,000	(651)	(48,669)

Adjustment of the redeemable non-controlling interest to redemption value			215					215
Net loss					(2,832)			(2,832)
Foreign currency translation adjustment				(353)				(353)

June 30, 2012	106,542,581	$1,065	$52,151	$(24,935)	$(79,269)	890,000	$(651)	$(51,639)

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	June 30,	December 31,
	2012	2011
ASSETS

Current assets:
Cash and cash equivalents	$1,868	$1,770
Accounts receivable, net of allowance for uncollectible accounts of $256 and $259 as of June 30, 2012 and December 31, 2011, respectively	45,689	34,881
Inventories, net	40,452	41,984
Prepaid expenses and other assets	3,574	4,850
Deferred income taxes	2,574	2,953

Total current assets	94,157	86,438
Property, plant and equipment, net	74,922	74,528
Goodwill	136,705	136,705
Intangible and other assets, net	68,930	71,242

Total assets	$374,714	$368,913

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$27,673	$29,024
Accrued liabilities	20,659	20,298
Current maturities of long-term debt	32,513	18,267
Current portion of capital lease obligations	436	547

Total current liabilities	81,281	68,136
Long-term debt, excluding current maturities	164,621	165,617
Deferred income taxes	14,592	14,209
Capital lease obligations, excluding current portion	1,115	1,420
Due to Stanadyne Holdings, Inc.	3,410	3,436
Other non-current liabilities	52,179	53,585

Total liabilities	317,198	306,403

Commitments and Contingencies (Note 11)
Redeemable non-controlling interest	632	686

Equity:
Stanadyne Corporation stockholder’s equity:
Common stock, par value $0.01, authorized 10,000 shares, issued and outstanding 1,000 shares	—	—
Additional paid-in capital	80,279	85,653
Accumulated other comprehensive loss	(18,615)	(18,045)
Accumulated deficit	(4,780)	(5,784)

Total stockholder’s equity	56,884	61,824

Total liabilities and stockholder’s equity	$374,714	$368,913

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2012	2011
Net sales	$68,654	$61,599
Cost of goods sold	48,694	45,837

Gross profit	19,960	15,762

Selling, general and administrative expenses	12,411	10,534
Amortization of intangible assets	704	736
Management fees	187	187

Operating income	6,658	4,305

Interest income	(2)	(30)
Interest expense	5,071	5,071
Other expense	784	—

Income (loss) from operations before income tax expense	805	(736)

Income tax expense	553	219

Net income (loss)	252	(955)

Less: net (income) loss attributable to non-controlling interest	(119)	57

Net income (loss) attributable to the stockholder of Stanadyne Corporation	$133	$(898)

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2012	2011
Net sales	$136,945	$120,436
Cost of goods sold	99,411	91,525

Gross profit	37,534	28,911

Selling, general and administrative expenses	22,106	21,795
Amortization of intangible assets	1,408	1,472
Management fees	375	375

Operating income	13,645	5,269

Interest income	(4)	(33)
Interest expense	10,153	9,962
Other expense (income)	726	(9)

Income (loss) from operations before income tax expense (benefit)	2,770	(4,651)

Income tax expense (benefit)	1,197	(552)

Net income (loss)	1,573	(4,099)

Less: net (income) loss attributable to non-controlling interest	(569)	181

Net income (loss) attributable to the stockholder of Stanadyne Corporation	$1,004	$(3,918)

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2012	2011
Net income (loss)	$252	$(955)

Other comprehensive income, before tax:

Foreign currency translation adjustments	(353)	267

Comprehensive loss	(101)	(688)

Less: comprehensive (income) loss attributable to the non-controlling interest	(119)	57

Comprehensive loss attributable to the stockholders of Stanadyne Corporation	$(220)	$(631)

See notes to condensed consolidated financial statements

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2012	2011
Net income (loss)	$1,573	$(4,099)

Other comprehensive income, before tax:

Foreign currency translation adjustments	(570)	628

Comprehensive income (loss)	1,003	(3,471)

Less: comprehensive (income) loss attributable to the non-controlling interest	(569)	181

Comprehensive income (loss) attributable to the stockholders of Stanadyne Corporation	$434	$(3,290)

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$1,573	$(4,099)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6,320	6,298
Amortization of debt discount and deferred financing fees	852	771
Deferred income taxes	807	(801)
Loss on disposal of property, plant and equipment	70	—
Changes in operating assets and liabilities	(11,733)	(15,968)

Net cash used in operating activities	(2,111)	(13,799)

Cash flows from investing activities:
Capital expenditures	(6,569)	(2,789)
Decrease in restricted cash	166	—

Net cash used in investing activities	(6,403)	(2,789)

Cash flows from financing activities:
Proceeds from U.S. revolver	45,425	29,300
Payments on U.S. revolver	(29,315)	(23,425)
Proceeds from foreign overdraft facilities	1,275	2,745
Payments on foreign overdraft facilities	(2,616)	(599)
Proceeds from foreign term loans	—	700
Payments on foreign term loans	(634)	—
Dividends paid	(6,000)	(6,000)
Payments on capital lease obligations	(297)	(236)
Payments of debt issuance costs	—	(49)

Net cash provided by financing activities	7,838	2,436

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(676)	(14,152)
Effect of exchange rate changes on cash	774	(419)
Cash and cash equivalents at beginning of period	1,770	15,948

Cash and cash equivalents at end of period	$1,868	$1,377

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:

There were no capital leases entered into in the six months ended June 30, 2012. During the six months ended June 30, 2011, Stanadyne Corporation entered into capital leases for new equipment resulting in capital lease obligations of $320.

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

(in thousands, except share and per share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Loss	Deficit	Equity
December 31, 2010	1,000	$—	$97,881	$(8,178)	$(1,562)	$88,141

Dividend paid			(6,000)			(6,000)
Adjustment of the redeemable non-controlling interest to redemption value			(124)			(124)
Net loss					(3,020)	(3,020)
Foreign currency translation adjustment				361		361

March 31, 2011	1,000	$—	$91,757	$(7,817)	$(4,582)	$79,358

Adjustment of the redeemable non-controlling interest to redemption value			(57)			(57)
Net loss					(898)	(898)
Foreign currency translation adjustment				267		267

June 30, 2011	1,000	$—	$91,700	$(7,550)	$(5,480)	$78,670

December 31, 2011	1,000	$—	$85,653	$(18,045)	$(5,784)	$61,824

Dividend paid			(6,000)			(6,000)
Adjustment of the redeemable non-controlling interest to redemption value			411			411
Net income					871	871
Foreign currency translation adjustment				(217)		(217)

March 31, 2012	1,000	$—	$80,064	$(18,262)	$(4,913)	$56,889

Adjustment of the redeemable non-controlling interest to redemption value			215			215
Net income					133	133
Foreign currency translation adjustment				(353)		(353)

June 30, 2012	1,000	$—	$80,279	$(18,615)	$(4,780)	$56,884

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

Income Tax Accounting. The Company has computed its provision for income taxes based on the actual tax rate for the three and six months ended June 30, 2012 by applying the discrete method, as the Company determined that small changes in estimated income or loss would result in significant changes in the estimated annual effective tax rate. Therefore, applying an estimate of the annual effective tax rate would not provide a reliable estimate for interim reporting periods. For the three and six months ended June 30, 2011, the Company applied an estimated annual effective tax rate to interim period pre-tax loss to calculate the income tax expense (benefit) as the effective tax rate method provided a reliable estimate for computing income taxes in interim periods.

Income tax expense for Stanadyne in the second quarter of 2012 totaled $0.6 million and 68.7% of pre-tax income versus an income tax expense of $0.2 million and (29.8)% of pre-tax loss in the second quarter of 2011. The effective income tax rates differed from the amount computed by applying the U.S. statutory rate of 35% to pre-tax income (loss) in the second quarters of 2012 and 2011. The difference in 2012 resulted primarily from the non-deductible changes to the SAPL debenture options as well as the profitability in the foreign jurisdictions where the related tax impact was offset by corresponding changes in the foreign valuation allowances. The difference in 2011 resulted primarily from profitability in foreign jurisdictions where the related tax impact was offset by corresponding changes in the foreign valuation allowances.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

Income tax expense for Holdings in the second quarter of 2012 totaled $0.4 million and (18.5)% of pre-tax loss versus an income tax benefit of $2.9 million and 75.7% of pre-tax loss in the second quarter of 2011. The effective income tax rates differed from the amount computed by applying the U.S. statutory rate of 35% to the pre-tax loss in the second quarters of 2012 and 2011. The difference in 2012 resulted primarily from increases to the valuation allowances as well as non-deductible interest expense at Holdings. The difference in the effective tax rate as compared to the statutory rate for 2011 resulted primarily from non-deductible interest expense and from profitability in foreign jurisdictions where the related tax impact was offset by corresponding changes in the foreign valuation allowances.

Risks and Uncertainties. The Company’s financial position, results of operations and cash flows have been and may continue to be adversely affected by the global recession, volatility in the worldwide capital, credit and commodities markets, our reorganization activities, concerns about inflation, lower corporate profits and increased capital spending. Holdings incurred net losses in each of the last three years and the first six months of 2012 and negative cash flows from operations in the last two years and the first six months of 2012. Stanadyne incurred a net loss in 2011 and negative cash flows from operations in 2011 and the first six months of 2012. Holdings and Stanadyne are both highly leveraged with total short-term and long-term debt of $297.1 million and $197.1 million, respectively, outstanding at June 30, 2012. The indenture governing Stanadyne’s Senior Subordinated Notes limits the amount of dividends that can be paid to an amount calculated under a Restricted Payments Basket (as defined by the terms of the indenture) (“RP Basket”). Holdings relies on dividends from SIHC which are received from Stanadyne to make semi-annual interest payments on the Holdings Senior Discount Notes. Failure to make these interest payments would result in an event of default under the terms of the Holdings Senior Discount Notes. Kohlberg has advised Holdings that it will provide financial assistance to Holdings, to the extent necessary, in meeting the semi-annual interest payments that will come due through February 15, 2013. If necessary, Kohlberg will provide Holdings with an equity infusion of up to $6 million. The Company believes that with cash and cash equivalents on hand, availability under the U.S. Revolver, expected operating cash flow, and limited financial assistance from Kohlberg, if necessary, it has sufficient liquidity over the next 12 months to meet its obligations. However, the factors described above create potential uncertainty, and management will continually monitor the Company’s revenues and operating cash flow against expectations. In the event the Company’s forecasts to generate sufficient operating cash flow are not realized, the Company may need to reduce headcount, reduce other spending, reduce or delay capital investments and product development, incur more indebtedness, restructure existing indebtedness, or raise additional equity capital, or a combination of these items, which may have a further negative impact on its business, results of operations, and cash flows. In addition, the Company’s current debt agreements limit its ability to incur additional indebtedness, so the ability to borrow additional money may be limited by the Company’s debt holders or by conditions in the credit markets.

Revision of Consolidated Financial Statements. In connection with the preparation of the Holdings and Stanadyne consolidated financial statements for the fiscal year ended December 31, 2011, errors were identified related to the calculation of stock-based compensation expense in accordance with ASC 718, Compensation—Stock Compensation, for years prior to 2009. Holdings and Stanadyne determined that the stock-based compensation awards, for which expense was recorded in years prior to 2009, were not probable of vesting and therefore the expense should not have been recorded. Based on an analysis of qualitative and quantitative factors, management concluded that, although these errors were not material to any historical period, correcting the cumulative impact of the errors in 2011 would have been material to the 2011 financial results. As a result, the affected balances as described below have been revised as adjustments to opening additional paid-in capital, retained earnings, accumulated deficit, total stockholder’s equity and total equity as of January 1, 2009, as presented in the Consolidated Statement of Changes in Equity and Comprehensive Income (Loss), as presented in the December 31, 2011 Form 10-K. These adjustments have also been reflected in additional paid-in capital and total equity as of December 31, 2010.

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

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

Impact of Revision on Stanadyne

The cumulative impact of these errors on the Stanadyne condensed consolidated financial statements as of December 31, 2010 was an understatement of retained earnings of $913, an understatement of additional paid-in capital of $207, an understatement of deferred income tax liabilities of $324 and an overstatement of due to Stanadyne Holdings, Inc. of $1,444. Total liabilities as of December 31, 2010 were accordingly overstated by $1,120 and total stockholder’s equity and total equity were each understated by $1,120.

Reclassifications. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

(2) Inventories

Components of inventories are as follows:

	As of June 30, 2012	As of December 31, 2011
Raw materials	$18,053	$19,647
Work in process	12,080	13,521
Finished goods	10,319	8,816

	$40,452	$41,984

(3) Intangible and Other Assets

Major components of intangible and other assets are listed below:

	Holdings
	As of June 30, 2012		As of December 31, 2011
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks / trade names	$51,100	$—	$51,100	$—
Technology / patents	24,300	15,504	24,300	14,859
Customer contracts	15,252	12,054	15,252	11,291
Debt issuance costs	14,660	9,978	14,666	8,996
Other	1,911	75	1,958	75

	$107,223	$37,611	$107,276	$35,221

	Stanadyne
	As of June 30, 2012		As of December 31, 2011
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks / trade names	$51,100	$—	$51,100	$—
Technology / patents	24,300	15,504	24,300	14,859
Customer contracts	15,252	12,054	15,252	11,291
Debt issuance costs	12,304	8,304	12,310	7,453
Other	1,911	75	1,958	75

	$104,867	$35,937	$104,920	$33,678

Amortization expense of intangible assets for the Company, exclusive of the amortization of debt issuance costs, was $704 and $736 for the three months ended June 30, 2012 and 2011, respectively, and $1,408 and $1,472 for the six months ended June 30, 2012 and 2011, respectively. Estimated annual amortization expense for the Company’s intangible assets is expected to be $2,816 in 2012, $2,816 in 2013, $2,202 in 2014, $1,093 in 2015 and $1,072 in 2016.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

Amortization of debt discount and debt issuance costs is included as interest expense in the accompanying condensed consolidated statements of operations for Holdings of $492 and $453 for the three months ended June 30, 2012 and 2011, respectively, and $982 and $902 for the six months ended June 30, 2012 and 2011, respectively. Amortization of debt issuance costs is included as interest expense in the accompanying condensed consolidated statements of operations for Stanadyne of $435 and $389 for the three months ended June 30, 2012 and 2011, respectively, and $852 and $771 for the six months ended June 30, 2012 and 2011, respectively.

(4) Long-term Debt and Financing Arrangements

Long-term debt consisted of:

	Holdings		Stanadyne
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
U.S. Revolver	$24,110	$8,000	$24,110	$8,000
Senior Subordinated Notes	160,000	160,000	160,000	160,000
Holdings Senior Discount Notes	100,000	100,000	—	—
SAPL term debt, payable to India banks through 2016, bearing interest at rates ranging from 11.55% to 13.00%	4,870	5,980	4,870	5,980
SAPL Debentures	1,201	1,202	1,201	1,202
SAPL debt, payable to India banks through 2012, bearing interest at rates ranging from 11.75% to 13.75%	2,396	3,221	2,396	3,221
SCC debt, payable to Shanghai-Pudong Development Bank through 2012, bearing interest at rates from 7.26% to 7.54%	2,269	2,977	2,269	2,977
SpA debt, payable to Italian banks through 2012, bearing interest at rates ranging from 3.83% to 14.10%	2,288	2,504	2,288	2,504

	297,134	283,884	197,134	183,884
Less current maturities of long-term debt	32,513	18,267	32,513	18,267

Long-term debt, excluding current maturities	$264,621	$265,617	$164,621	$165,617

The fair values of the Senior Subordinated Notes and Holdings’ Senior Discount Notes are based on bid prices and are classified within Level 1 of the valuation hierarchy. The fair value of the Senior Subordinated Notes at June 30, 2012 and December 31, 2011 was $139.8 and $135.4 million, respectively. The fair value of Holdings’ Senior Discount Notes at June 30, 2012 and December 31, 2011 was $70.3 and $93.0 million, respectively. The fair values of the Company’s other borrowings approximated their recorded values at June 30, 2012 and December 31, 2011 based on similar borrowing agreements offered by other major institutional banks and are classified within Level 2 of the valuation hierarchy.

On August 13, 2009, Stanadyne (as borrower) and SIHC (as guarantor) entered into a revolving credit agreement with Wells Fargo Foothill, LLC (“U.S. Revolver”). The U.S. Revolver, as amended, provides for maximum borrowings of $55.8 million based on availability, as defined, and is secured by all Stanadyne and SIHC assets, as well as a pledge of 65% of Stanadyne’s stock in SpA, SAPL, and SCC. The U.S. Revolver is comprised of a domestic inventory accounts receivable facility, a domestic fixed asset facility and a foreign accounts receivable sub-facility guaranteed by the Export-Import Bank of the United States. Interest on borrowings under the U.S. Revolver is at a Base Rate (as defined by the agreement) or LIBOR, plus an applicable margin ranging between 1.25% and 1.75%, depending on the level of excess availability. All borrowings under the U.S. Revolver are due and payable on April 30, 2014. The U.S. Revolver is subject to a fixed charge coverage ratio covenant test if

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

availability is less than $4.0 million, and certain other affirmative and negative covenants common to an asset-backed loan agreement. The U.S. Revolver also limits the amount of dividends and other payments that can be made by Stanadyne to SIHC. Further, the Company is required to provide annual audited financial statements to the bank within 105 days of year end. As of June 30, 2012, the U.S. Revolver had Availability of $26.0 million, after reflecting $24.1 million of borrowings and $4.6 million used for standby letters of credit, as well as other limitations related to inventory and accounts receivable.

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

(5) Pension Plans and Other Postretirement Health Care and Life Insurance Plans

The Company has a noncontributory defined benefit pension plan for eligible domestic employees and also has two nonqualified plans, which are designed to supplement the benefits payable to designated employees. The components of the net periodic pension expense for the periods shown are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest cost	$1,407	$1,464	$2,810	$2,927
Expected return on plan assets	(1,600)	(1,580)	(3,202)	(3,160)
Amortization of prior service costs	819	341	1,551	682

Net periodic pension expense	$626	$225	$1,159	$449

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

The Company contributed $1.5 million and $2.7 to the pension plan during the three and six months ended June 30, 2012, respectively. The Company expects the minimum required contributions to the pension plan to total approximately $7.0 million in 2012; however, this amount may be lower based on the funding stabilization legislation passed by Congress, Moving Ahead for Progress in the 21st Century Act (“MAP-21”). The Company’s actuaries will assist determining the impact of this new legislation on the minimum required contributions when the U.S. Treasury Department issues further details later this year. The Company contributed $1.2 and $2.1 million to the pension plan during the three and six months ended June 30, 2011, respectively, and $6.0 million for the full year of 2011.

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

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

Postretirement Health Care and Life Insurance

The Company’s domestic subsidiaries make available certain health care and life insurance benefits for eligible retired employees. The components of the net periodic benefit for the periods shown were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service cost	$6	$9	$15	$19
Interest cost	25	34	52	68
Recognized net actuarial income	(202)	(190)	(373)	(380)

Net periodic postretirement benefit	$(171)	$(147)	$(306)	$(293)

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

A summary of the changes in the Company’s completion bonus accrual is provided below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Completion bonus, beginning of period	$169	$1,413	$248	$2,066
Completion bonus expenses	—	—	—	72
Cash payments	(29)	(664)	(108)	(1,389)

Completion bonus, end of period	$140	$749	$140	$749

The following information summarizes the costs incurred with respect to the reorganization:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Reorganization costs	$—	$1,450	$—	$3,585
Completion bonus expenses	—	—	—	72

Total	$—	$1,450	$—	$3,657

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

During the three and six months ended June 30, 2012, there were no stock options issued, cancelled or granted.

For the three and six months ended June 30, 2012, no compensation expense was recognized as management determined that it is not probable that the financial performance targets associated with the stock option awards will be achieved.

(8) Redeemable Non-controlling Interest and Financial Instruments

The expansion of manufacturing operations in SAPL was funded through a combination of new debt and equity issuances. The process included entering into a put arrangement with the existing non-controlling interest partners as part of an amendment to the SAPL Joint Venture Agreement with respect to the common securities that represent the 35.1% non-controlling interest. The non-controlling partners have an option to put their ownership interests to Stanadyne during a 90-day period beginning March 1, 2015. Due to the put option, the non-controlling interest is redeemable and does not qualify as permanent equity. As a result, redeemable non-controlling interest is recorded in the mezzanine section of the condensed consolidated balance sheets and is reported at estimated redemption value. At June 30, 2012 and December 31, 2011, the redemption value was $0.6 and $0.7 million, respectively. Changes in the redemption value are charged to retained earnings if available or to additional paid-in capital.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

The following table below shows how the Company categorized certain financial assets and liabilities based on the types of inputs used in valuation techniques for measuring fair value:

	Fair Value Measurements at June 30, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial liabilities:
SAPL debenture embedded conversion option	$—	$—	$1,136	$1,136

	Fair Value Measurements at December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial liabilities:
SAPL debenture embedded conversion option	$—	$—	$427	$427

The SAPL debenture embedded conversion option is considered a derivative and is recorded at its fair value. The value of the option is calculated using the Monte Carlo simulation approach, which takes into account certain assumptions which include the value of SAPL equity, the discount yield, volatility and risk free rate, among others. Increases or decreases in any of the input assumptions would not result in a material change to the fair value measurement of the SAPL debenture embedded conversion option.

An unrealized loss (gain), which is included in other expense (income) in the condensed consolidated statement of operations, amounting to $726 and $(9) was the only activity for Level 3 liabilities for the six months ended June 30, 2012 and 2011, respectively. There was a loss of $784 for the three months ended June 30, 2012, and no activity for the three months ended June 30, 2011.

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

The Company is subject to potential environmental liabilities as a result of various claims and legal actions, which are pending or may be asserted against the Company. Reserves for such liabilities have been established, and no insurance recoveries have been anticipated in the determination of the reserves. In management’s opinion, the aforementioned claims will be resolved without material adverse effect on the consolidated results of operations, financial position or cash flows of the Company. In conjunction with the acquisition of SIHC from Metromedia Company (“Metromedia”) on December 11, 1997, Metromedia agreed to partially indemnify Stanadyne for certain environmental matters. The effect of this indemnification is to limit the Company’s financial exposure for known environmental issues.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

The Company estimates and records the warranty liability associated with its manufactured products at the time they are sold. The changes in the Company’s warranty liability are provided below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Warranty liability, beginning of period	$755	$720	$774	$698
Warranty expense based on products sold	198	117	377	304
Warranty claims paid	(227)	(140)	(425)	(305)

Warranty liability, end of period	$726	$697	$726	$697

The Company’s warranty accrual is included as a component of accrued liabilities on the condensed consolidated balance sheets.

(12) Recently Issued Accounting Standards

Balance Sheet. In December 2011, the FASB issued ASU No. 2011-11. “Disclosures about Offsetting Assets and Liabilities.” In an effort to improve comparison between financial statements prepared under U.S. GAAP and those prepared under IFRS, the ASU will require entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope of this ASU includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The guidance is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods and requires disclosures retrospectively for all comparative periods presented. This ASU is not expected to have a material impact on our financial statements or disclosures.

Intangibles – Goodwill and Other. In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” This ASU intends to simplify how entities test indefinite-lived intangible assets for impairment and improve consistency in approach among the long-lived asset categories, such as Goodwill. The amendment permits entities first to assess qualitative factors in determining whether it is more likely than not that an indefinite-lived intangible asset has been impaired and whether it is necessary to perform further quantitative impairment test procedures. Previous guidance required an entity to test indefinite-lived intangible assets for impairment at least annually by comparing the fair value of the assets with their carrying amounts. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We will adopt the provisions of this ASU in 2012. This update is not expected to have a material impact on our financial statements or disclosures.

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

Our business in the second quarter of 2012 continued to reflect improving trends in sales, operating costs and cash flows from operations. Customer orders for our products were strong overall, although some decrease in demand from our European customers was evident during the quarter. Stable production output of rotary pump components from our North Carolina plants and increased production in the fuel injector operation transferred to China late last year combined to support continued reduction of past due customer orders in the U.S. and India in the second quarter of 2012. Although the weaker euro and Indian rupee negatively impacted earnings in the second quarter, most of the losses were unrealized and did not affect our cash flows. Engineering development of our new high pressure diesel and gasoline fuel pumps progressed well during the second quarter.

Sales for the second quarter of 2012 totaled $68.7 million, reflecting an increase of $7.1 million or 11.5% when compared to sales for the second quarter of 2011. Sales of our diesel fuel injection equipment to both the original equipment manufacturer (“OEM”) and service markets were higher in the second quarter of 2012 as compared to the same period a year earlier.

Operating income in the second quarter of 2012 totaled $6.7 million and 9.7% of sales, representing an increase of $2.4 million from operating income of $4.3 million and 7.0% of sales in the second quarter of 2011. A combination of higher sales volume and lower operating costs - specifically, lower costs for labor, overtime, scrap, supplies, factory overhead, and transportation of materials - were the primary drivers of a $4.2 million increase in year-over-year second quarter gross profit. SG&A costs increased $1.9 million in the second quarter of 2012 when compared to the second quarter of 2011, due primarily to $1.4 million of unrealized foreign exchange losses in our international operations due to the weaker euro and Indian rupee relative to the dollar.

Liquidity remained sufficient in the second quarter of 2012, with cash on hand as of June 30, 2012 totaling $1.9 million and availability under the U.S.-based revolving credit facility of $26.0 million, after reflecting $24.1 million of borrowings and $4.6 million used for standby letters of credit, as well as other limitations related to available inventory and accounts receivable. Stanadyne’s operating cash flows in the first half of 2012 improved by $11.7 million compared to the first half of 2011, reflecting a continued improving trend in post-reorganization operations. The Company’s cash flows from operations in 2012 will continue to be pressured by the remaining inefficiencies in the manufacturing operations, continued ramp-up in production in China and India that will require increased levels of working capital, and cash requirements over the next year, including capital expenditures for our new high pressure gasoline pump and diesel common rail pump production lines, and interest payments. Refer to “Liquidity and Capital Resources” for further information regarding our liquidity.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Basis of Presentation

The following table displays unaudited information for the three and six months ended June 30, 2012 and 2011 for Holdings and Stanadyne. Amounts are presented in thousands of dollars and as a percentage of net sales. Historical results and percentage relationships are not necessarily indicative of the results that may be expected for any future period.

	Holdings
	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011		Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	$	%	$	%	$	%	$	%
Net sales	68,654	100.0	61,599	100.0	136,945	100.0	120,436	100.0
Cost of goods sold	48,694	70.9	45,837	74.4	99,411	72.6	91,525	76.0
Gross profit	19,960	29.1	15,762	25.6	37,534	27.4	28,911	24.0
SG&A	12,441	18.1	10,548	17.1	22,193	16.2	21,825	18.1
Amortization of intangibles	704	1.0	736	1.2	1,408	1.0	1,472	1.2
Management fees	187	0.3	187	0.3	375	0.3	375	0.3
Operating income	6,628	9.7	4,291	7.0	13,558	9.9	5,239	4.4
Net loss attributable to Holdings	(2,832)	(4.1)	(872)	(1.4)	(4,376)	(3.2)	(6,164)	(5.1)

	Stanadyne
	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011		Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	$	%	$	%	$	%	$	%
Net sales	68,654	100.0	61,599	100.0	136,945	100.0	120,436	100.0
Cost of goods sold	48,694	70.9	45,837	74.4	99,411	72.6	91,525	76.0
Gross profit	19,960	29.1	15,762	25.6	37,534	27.4	28,911	24.0
SG&A	12,411	18.1	10,534	17.1	22,106	16.1	21,795	18.1
Amortization of intangibles	704	1.0	736	1.2	1,408	1.0	1,472	1.2
Management fees	187	0.3	187	0.3	375	0.3	375	0.3
Operating income	6,658	9.7	4,305	7.0	13,645	10.0	5,269	4.4
Net income (loss) attributable to Stanadyne	133	0.2	(898)	(1.5)	1,004	0.7	(3,918)	(3.3)

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Comparison of Results of Operations

The Three Months Ended June 30, 2012 for Holdings and Stanadyne Compared to

The Three Months Ended June 30, 2011 for Holdings and Stanadyne

Net Sales. Sales in the second quarter of 2012 totaled $68.7 million and were $7.1 million or 11.5% more than sales of $61.6 million in the second quarter of 2011. Manufacturing output of diesel fuel pumps in our U.S. and India factories increased in the second quarter of 2012, allowing further reduction of past due customer orders and resulting in higher sales to our OEM and service customers. The production ramp up in our China factory during the second quarter of 2012 also resulted in reduction in past due customer orders for fuel injectors.

Sales by Category

(dollars in millions)

	OEM Sales	%	Service Sales	%	Total Sales	%
Three months ended June 30, 2011	$34.3	55.8	$27.3	44.2	$61.6	100.0
Three months ended June 30, 2012	34.8	50.7	33.8	49.3	68.7	100.0

Change	$0.5	1.3	$6.6	24.2	$7.1	11.5

Sales to OEM customers increased to $34.8 million and represented 50.7% of our second quarter 2012 revenues as compared to $34.3 million and 55.8% of our second quarter 2011 revenues. Sales to OEM customers, Deere, Cummins, Inc., and General Engine Products, were $3.9 million greater in the second quarter of 2012 when compared to the second quarter of 2011. Sales to some of our OEM customers in Europe were less in the second quarter of 2012 when compared to the same period last year, likely related to a slower overall economy in that market. Sales to Ford decreased by $2.9 million in the second quarter of 2012 as compared to the same period in 2011 reflecting the anticipated conclusion of an OE filter program late last year.

Sales to the service markets in the second quarter of 2012 totaled $33.8 million and 49.3% of total revenue as compared to $27.3 million and 44.2% of our second quarter 2011 revenue. This $6.6 million increase in second quarter service sales reflected increased demand for fuel pump components and injectors, as well as shipments of orders that could not be filled in prior quarters due to production constraints in our U.S. factories. Sales to Deere and our independent distribution network were $5.7 million higher in the second quarter of 2012 when compared to the same period in 2011.

Cost of Goods Sold and Gross Profit. Gross profit increased to $20.0 million and 29.1% of net sales in the second quarter of 2012 from $15.8 million and 25.6% of net sales in the second quarter of 2011. This $4.2 million improvement in gross profit was due to the following increases and decreases in second quarter 2012 cost of goods sold when compared to the second quarter 2011 cost of goods sold:

Increases in gross profit -
Higher sales volume and market/product mix	+$	3.4 million
Overhead cost reductions in U.S. operations	+$	1.6 million

Decreases in gross profit -
Higher factory overhead expenses in foreign operations	-$	0.8 million

Approximately $3.4 million of the increase in second quarter gross profit was due to higher year-over-year sales volumes from our operations in the U.S. and India, as well as a more favorable mix of OEM and service parts sold in the second quarter of 2012.

Factory overhead costs in the U.S. operations decreased $1.6 million overall in the second quarter of 2012 when compared to the same period last year. This change reflects improved manufacturing efficiencies in 2012 and the lower costs for labor, utilities, building maintenance and operating supplies resulting from the plant reorganization activities concluded last year. These lower costs also required an adjustment to our second quarter 2012 LIFO inventory value resulting in $0.2 million of income when compared to the second quarter of 2011.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Cost of goods sold in the second quarter of 2012 was $0.8 million greater than the same period in 2011 due primarily to increased levels of production in our India and China operations. The India joint venture continued to ramp up production of rotary fuel pumps for customers in the local markets. The China operation increased production of diesel fuel injectors following the transfer of equipment from our U.S. plants late last year. Both locations are expected to reach full production later this year.

Selling, General and Administrative Expenses (“SG&A”). SG&A increased by $1.9 million to $12.4 million and 18.1% of sales in the second quarter of 2012 from $10.5 million and 17.1% of sales in the second quarter of 2011. Research and development costs were $1.1 million higher in the second quarter of 2012, primarily due to development of the Company’s high pressure gasoline and diesel common rail fuel systems. Customer funding for these development programs was $0.1 million higher in the second quarter of 2012 when compared to the same period in 2011. Unrealized losses on foreign denominated debt in our international subsidiaries were $1.4 million more in the second quarter of 2012 as compared to the second quarter of 2011, primarily due to the weaker euro and Indian rupee relative to the dollar. SG&A was $0.7 million less in the second quarter of 2012 as compared to the same period in 2011 when we incurred more cost related to the consolidation of our U.S. manufacturing operations. These costs reflected the amounts paid for equipment relocation, training and salaries related to management of the reorganization process. We continue to temporarily utilize outside consulting services to assist with establishing operational and management processes for the reorganized operations in the U.S.

Amortization of Intangible Assets. Amortization of intangible assets totaled $0.7 million in the second quarters of 2012 and 2011.

Management Fees. The Company incurred management fees of $0.2 million in the second quarters of 2012 and 2011, payable to Kohlberg & Company L.L.C. for management services provided.

Operating Income. Operating income for the second quarter of 2012 totaled $6.7 million and 9.7% of net sales as compared to operating income of $4.3 million and 7.0% of net sales in the second quarter of 2011. This $2.4 million increase in operating income resulted from $4.2 million higher gross profit driven primarily by higher sales volumes and lower costs in our U.S. operations, partially offset by $1.9 million increase in second quarter SG&A costs.

Income Tax Expense (Benefit). Income tax expense for Stanadyne in the second quarter of 2012 totaled $0.6 million and 68.7% of pre-tax income versus an income tax expense of $0.2 million and (29.8)% of pre-tax loss in the second quarter of 2011. The effective income tax rates differed from the amount computed by applying the U.S. statutory rate of 35% to pre-tax income (loss) in the second quarters of 2012 and 2011. The difference in 2012 resulted primarily from the non-deductible changes to the SAPL debenture options as well as the profitability in the foreign jurisdictions where the related tax impact was offset by corresponding changes in the foreign valuation allowances. The difference in 2011 resulted primarily from profitability in foreign jurisdictions where the related tax impact was offset by corresponding changes in the foreign valuation allowances.

Income tax expense for Holdings in the second quarter of 2012 totaled $0.4 million and (18.5)% of pre-tax loss versus an income tax benefit of $2.9 million and 75.7% of pre-tax loss in the second quarter of 2011. The effective income tax rates differed from the amount computed by applying the U.S. statutory rate of 35% to the pre-tax loss in the second quarters of 2012 and 2011. The difference in 2012 resulted primarily from increases to the valuation allowances as well as non-deductible interest expense at Holdings. The difference in the effective tax rate as compared to the statutory rate for 2011 resulted primarily from non-deductible interest expense and from profitability in foreign jurisdictions where the related tax impact was offset by corresponding changes in the foreign valuation allowances.

Net Income (Loss). Net income for Stanadyne in the second quarter of 2012 totaled $0.1 million and 0.2% of net sales versus a net loss of $0.9 million and 1.5% of net sales in the second quarter of 2011. The $1.0 million increase in net income was due to $2.3 million higher operating income, and a $0.2 million increase in net income attributable to the non-controlling interest, partially offset by $0.7 million higher other expenses and $0.3 million higher income taxes.

Net loss for Holdings in the second quarter of 2012 totaled $2.8 million and $2.9 million less earnings than Stanadyne as a result of $3.1 million of additional interest expense on the Discount Notes and $0.1 million less income tax expense.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

The Six Months Ended June 30, 2012 for Holdings and Stanadyne Compared to

The Six Months Ended June 30, 2011 for Holdings and Stanadyne

Net Sales. Net sales for the six months ended June 30, 2012 totaled $136.9 million and was $16.5 million or 13.7% more than sales of $120.4 million for the comparable period in 2011. Orders for our fuel injection equipment used in the agricultural, industrial, and power generation markets were strong overall during the first six months of 2012, with some weakness noted for the European customers. Manufacturing output of diesel fuel pump components increased in our U.S. factories when compared to the first six months of 2011, allowing reduction of past due customer orders from late last year. The ramp up in production of fuel injectors in our China factory during the first six months of 2012 also resulted in reduction in past due customer orders for fuel injectors.

Sales by Category

(dollars in millions)

	OEM Sales	%	Service Sales	%	Total Sales	%
Six months ended June 30, 2011	$66.0	54.8	$54.4	45.2	$120.4	100.0
Six months ended June 30, 2012	70.3	51.3	66.6	48.7	136.9	100.0

Change	$4.3	6.4	$12.2	22.5	$16.5	13.7

Sales to OEM customers totaled $70.3 million and represented 51.3% of total revenues for the first six months of 2012 as compared to $66.0 million and 54.8% of revenues for the same period in 2011. Sales to OEM customers, Deere, Cummins, Inc., and General Engine Products, increased by $10.6 million in the first half of 2012 when compared to the first half of 2011. Sales to most of our OEM customers in Europe were less in the first six months of 2012 when compared to the same period last year, likely reflecting a slower overall economy in that market. Sales to Ford decreased by $3.5 million in the first six months of 2012 as compared to the same period in 2011, reflecting the anticipated conclusion of an OE filter program late last year.

Sales to the service markets in the first six months of 2012 totaled $66.6 million and 48.7% of total revenue as compared to $54.4 million and 45.2% of revenue for the same period in 2011. This $12.2 million increase in 2012 service sales reflected increased demand primarily for fuel pump components and fuel injectors, as well as shipments for past due orders from late last year. Service sales to Deere and our independent distribution network were $10.0 million higher in the first six months of 2012 when compared to the same period in 2011.

Sales in the first six months of 2012, when compared to the same period a year ago, reflected increases in our diesel fuel pump and diesel fuel injector product lines that were partially offset by small decreases in sales of diesel fuel filters, and Precision Components and Assembly (“PCA”) products.

Cost of Goods Sold and Gross Profit. Gross profit increased to $37.5 million and 27.4% of net sales in the first six months of 2012, from $28.9 million and 24.0% of net sales for the same period in 2011. This $8.6 million increase in the first six months’ gross profit was due primarily to the following increases and decreases in year-over-year cost of goods sold:

Increases in gross profit -
Higher sales volume and market/product mix	+$	8.1 million
Overhead cost reductions in U.S. operations	+$	2.4 million

Decreases in gross profit -
Higher factory overhead expenses in foreign operations	-$	1.9 million

Approximately $8.1 million of the increase in gross profit in the first six months of 2012 was due to higher year-over-year sales volumes from our operations in the U.S., China, and India, as well as a more favorable mix of OEM and service parts sold in 2012.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Factory overhead costs in the U.S. operations decreased $2.4 million overall in the in the first six months of 2012 when compared to the first six months of 2011. This change reflects improved manufacturing efficiencies in 2012 and the lower costs for labor, utilities, building maintenance and operating supplies resulting from the plant reorganization activities concluded last year. These lower costs also required an adjustment to our 2012 LIFO inventory value resulting in $0.5 million of income when compared to the first six months of 2011.

Cost of goods sold in the first six months of 2012 was $1.9 million greater than the first six months of 2011 due primarily to continued ramp up of production in our India operation for rotary pump manufacture and in our China operation for fuel injector manufacture. Both locations are expected to reach full production later this year.

Selling, General and Administrative Expenses (“SG&A”). SG&A increased by $0.3 million to $22.1 million and 16.1% of net sales in the first six months of 2012 from $21.8 million and 18.1% for the same period in 2011. Research and development costs were $2.0 million higher in the first six months of 2012, reflecting the costs to develop the Company’s high pressure gasoline and diesel common rail fuel systems. Customer funding for these development programs was $1.9 million higher in the first six months of 2012 when compared to the same period in 2011, resulting in a net increase in 2012 R&D cost of only $0.1 million. Growth in our operations drove a $0.9 million increase in salaries and benefits in the first six months of 2012. Unrealized losses on foreign denominated debt in our international subsidiaries were $1.5 million more in the first six months of 2012 as compared to the first six months of 2011, primarily due to the weaker euro and Indian rupee relative to the dollar. SG&A was $1.8 million less in the first half of 2012 as compared to the same period in 2011 when we incurred more cost related to the reorganization of our global manufacturing operations. These costs reflected the amounts paid for equipment relocation, training and salaries related to management of the reorganization process. We continue to temporarily utilize outside consulting services to assist with establishing operational and management processes for the reorganized operations in the U.S. SG&A costs for premium transportation of products to our customers were also $0.3 million less in the first half of 2012.

Amortization of Intangible Assets. Amortization of intangible assets totaled $1.4 million through the first six months of 2012 and was $0.1 million less in the first half of 2011 due to certain intangible assets becoming fully amortized during 2011.

Management Fees. The Company incurred management fees of $0.4 million in the first six months of 2012 and 2011, payable to Kohlberg & Company L.L.C. for management services provided.

Operating Income. Operating income for the first six months of 2012 totaled $13.6 million and 10.0% of net sales as compared to operating income of $5.3 million and 4.4% of net sales in the first six months of 2011. This $8.4 million increase in operating income resulted from $8.6 million higher gross profit driven primarily by increased sales and lower operating costs in our U.S. operations and $0.1 million decrease in amortization expense, partially offset by a $0.3 million increase in our SG&A costs.

Operating income for Holdings for the first six months of 2012 totaled $13.6 million reflecting less than $0.1 million additional selling, general and administrative expenses.

Income Tax Expense (Benefit). Income tax expense for Stanadyne in the first six months of 2012 totaled $1.2 million and 43.2% of pre-tax income versus an income tax benefit of $0.6 million and 11.9% of pre-tax loss in the first six months of 2011. The effective income tax rates differed from the amount computed by applying the U.S. statutory rate of 35% to pre-tax income (loss) in 2012 and 2011. The difference in 2012 resulted primarily from the non-deductible changes to the SAPL debenture options as well as the profitability in the foreign jurisdictions where the related tax impact was offset by corresponding changes in the foreign valuation allowances. The difference in 2011 resulted primarily from profitability in foreign jurisdictions where the related tax impact was offset by corresponding changes in foreign valuation allowances.

Income tax expense for Holdings in the first six months of 2012 totaled $0.4 million and (10.4)% of pre-tax loss versus an income tax benefit of $4.5 million and 41.3% of pre-tax loss in the first six months of 2011. The effective income tax rates differed from the amount computed by applying the U.S. statutory rate of 35% to the pre-tax loss in 2012 and 2011. The difference in 2012 resulted primarily from increases to the valuation allowances as well as non-deductible interest expense at Holdings. The difference in the effective tax rate as compared to the statutory rate for 2011 resulted primarily from non-deductible interest expense and from profitability in foreign jurisdictions where the related tax impact was offset by corresponding changes in the foreign valuation allowances.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Net Income(Loss). Net income for Stanadyne in the first six months of 2012 totaled $1.0 million and 0.7% of net sales versus net loss of $3.9 million and 3.3% of net sales in the first six months of 2011. The $4.9 million increase in net income was due to a $8.3 million increase in operating income, a $0.1 million increase in interest expense, a $0.7 increase in other expenses, a $0.8 million increase in net income attributable to the non-controlling interest and a $1.7 million increase in income tax expense on higher earnings.

Net loss for Holdings in the first six months of 2012 totaled $4.4 million, reflecting a $5.4 million difference from the net income reported for Stanadyne due to $6.1 million of additional interest expense on the Discount Notes, partially offset by $0.8 million of additional income tax benefits. Net loss for Holdings in the first six months of 2011 totaled $6.2 million and was $2.2 million more than the net loss reported for Stanadyne due to $6.1 million in additional interest expense on the Discount Notes, partially offset by $3.9 million of income tax benefits.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents on hand, which totaled $1.9 million on June 30, 2012, and cash flows from operations, supplemented as needed by our short term financing arrangements described below. Our revolving credit agreement with Wells Fargo Capital Finance, LLC (“U.S. Revolver”) provides for borrowings of up to $55.8 million, based on Availability, as defined in the agreement, and is secured by all Stanadyne and SIHC U.S.-based assets, as well as a pledge of 65% of Stanadyne’s stock in SpA, SAPL, and SCC. There was $24.1 million borrowed under the U.S. Revolver as of June 30, 2012. As of June 30, 2012, the U.S. Revolver had Availability of $26.0 million, after reflecting $24.1 million of borrowings and $4.6 million used for standby letters of credit, as well as other limitations related to inventory and accounts receivable.

Indebtedness for Stanadyne as of June 30, 2012 totaled $197.1 million and was comprised of $160.0 million of Notes, $24.1 million of borrowings under the U.S. Revolver, $6.9 million in foreign overdraft and revolving credit facilities, $1.2 million of SAPL debentures and $4.9 million in foreign term loans. The U.S. Revolver is subject to a fixed charge coverage ratio covenant test, if availability is less than $4.0 million, and certain other affirmative and negative covenants common to an asset-backed loan agreement. The U.S. Revolver also limits the amount of dividends and other payments that can be made by Stanadyne.

Indebtedness for Holdings as of June 30, 2012 totaled $297.1 million comprised of the same debt balances for Stanadyne, plus an additional $100.0 million of Discount Notes. The Discount Notes accreted to their full face value in August 2009 and carry a 12% coupon that is payable semi-annually in February and August. The payments are made by Holdings via dividends paid by SIHC which are received from Stanadyne. These dividends must be in compliance with the terms of the U.S. Revolver and the indenture governing the Notes.

Our financial position, results of operations and cash flows have been and may continue to be adversely affected by changes in the global economy, significant volatility in the worldwide capital, credit and commodities markets, concerns about inflation, lower corporate profits, investments in future commercial programs, and anticipated increased capital spending. Holdings incurred net losses in each of the last three years and the first six months of 2012 and negative cash flows from operations in the last two years and the first six months of 2012. Stanadyne incurred a net loss in 2011 and negative cash flows from operations in 2011 and the first six months of 2012. Holdings and Stanadyne are both highly leveraged with total debt of $297.1 million and $197.1 million, respectively, outstanding at June 30, 2012. The indenture governing Stanadyne’s Senior Subordinated Notes limits the amount of dividends that can be paid to an amount calculated under a Restricted Payments Basket (as defined by the terms of the indenture) (“RP Basket”). Holdings relies on dividends from SIHC which are received from Stanadyne to make semi-annual interest payments on the Holdings Senior Discount Notes. Failure to make these interest payments would result in an event of default under the terms of the Holdings Senior Discount Notes. Kohlberg has advised Holdings that it will provide financial assistance to Holdings, to the extent necessary, in meeting the semi-annual interest payments that will come due through February 15, 2013. If necessary, Kohlberg will provide Holdings with an equity infusion of up to $6 million, although management believes that such amount will not be required during this period. The Company believes that the combination of cash and cash equivalents on hand, availability under the U.S. Revolver, expected cash flows from operations, limited financial assistance from

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Kohlberg, and ongoing liquidity initiatives will provide sufficient liquidity over the next 12 months to meet its obligations. However, the factors described above create potential uncertainty, and management will continually monitor the Company’s revenues and operating cash flows against expectations. In the event the Company’s forecasts to generate sufficient operating cash flows are not realized, the Company may need to reduce headcount, reduce other spending, reduce or delay capital investments and product development, incur more indebtedness, restructure existing indebtedness, raise additional equity capital, or a combination of these items, which may have a further negative impact on its business, results of operations, and cash flows. In addition, the Company’s current debt agreements limit its ability to incur additional indebtedness, so the ability to borrow additional money may be limited by the Company’s debt holders or by conditions in the credit markets.

Cash Flows from Operating Activities. Stanadyne’s cash flows from operating activities consumed $2.1 million in cash during the first six months ended June 30, 2012 as compared to $13.8 million cash consumed during the same period of 2011. Increased operating income and lower cash requirements for working capital accounts resulted in $11.7 million less cash consumed by operating activities in the first six months of 2012 versus the comparable period in 2011.

Changes in asset and liability accounts, primarily working capital accounts, consumed $4.2 million less cash in the first six months of 2012 versus the same period in the prior year. The significant changes to our working capital accounts were as follows:

•

Cash flows from changes in accounts receivable consumed $4.4 million more cash in the first six months of 2012, due primarily to higher sales in the first half of 2012 versus the same period in 2011. Also, there was $2.8 million owed as reimbursement for tooling Stanadyne acquired for the new gasoline direct injection pump program that was past due as of June 30, 2012. This amount was subsequently paid during July, 2012. Stanadyne continues to carefully manage customer credit and collections activities. The average days sales outstanding for our accounts receivable improved from 57.8 days at June 30, 2011 to 55.1 days as of June 30, 2012.

•

Cash flows from changes in inventory levels required $9.0 million less cash in the first six months of 2012 as compared to the first six months of 2011. Inventory decreased in the first half of 2012 by $0.7 million, as compared to an $8.3 million increase in the first half of 2011 when we built inventory in order to meet customer delivery schedules while we moved equipment to different locations and established new sources for some parts from our external supply base. As U.S.-based operations became more efficient, inventory levels decreased by $3.5 million in the first half of 2012. Increased business activity in our India-based operations during the first six months of 2012 resulted in $1.8 million negative cash flows to support higher inventory levels. While inventory turnover for Stanadyne for the first six months of 2012 improved to 6.0x, management believes that additional improvements can be realized. Enhancements to our inventory planning and scheduling processes are expected to provide further inventory reductions in 2012.

•

Cash flows from changes in other current asset accounts consumed $2.1 million more cash in the first six months of 2012 than in the same period of 2011, due primarily to changes in prepaid income taxes, offset in part by timing of deposits and annual prepaid expenses.

•

Cash flows from changes in accounts payable balances consumed $3.8 million more cash in the first six months of 2012 than the same period in 2011. Accounts payable balances increased by $1.2 million in the first six months of 2012 versus a $2.6 million decrease during the comparable period of 2011 that reflected a higher value for purchased materials resulting from the outsourcing of components previously manufactured in our Windsor, Connecticut facility, as well as extended payment terms to some of our supply base.

•

Cash flows from changes in all other asset and liability accounts consumed $5.5 million less cash in the first six months of 2012 than in the comparable period of 2011. This difference was due primarily to differences in timing of disbursements between the two periods, including a $3.0 million amount paid in 2011 for performance bonuses accrued in the prior year.

Cash flows from operating activities for Holdings in the first six months of 2012 were $6.0 million less than the amount reported for Stanadyne due to $6.0 million of interest payments made for the Discount Notes.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Cash Flows from Investing Activities. Cash flows from investing activities for the first six months of 2012 totaling $6.4 million were primarily for capital expenditures and were $3.6 million more than $2.8 million in capital expenditures in the first six months of 2011. Capital expenditures are expected to increase for the balance of 2012 as we install manufacturing equipment in our U.S. plants to support the 2013 launch of a high pressure gasoline pump program and acquire equipment for our China operation to produce diesel common rail fuel pumps.

Cash Flows from Financing Activities. Stanadyne’s cash flows from financing activities in the first six months of 2012 provided $7.8 million in cash compared to $2.4 million of cash provided by financing activities in the first six months of 2011.

Cash flows from financing activities in our U.S. operations in the first six months of 2012 included $16.1 million of net cash proceeds from borrowings against the U.S. Revolver and $6.0 million of dividends paid by Stanadyne.

Cash flows from financing activities in SAPL during the first six months of 2012 were comprised of net cash payments of $0.6 million against outstanding revolving loan commitments and $0.6 million for payments against outstanding term loan commitments. Cash flows from financing activities in SpA were limited to $0.2 million in payments of capital lease obligations. Cash flows from financing activities in SCC were comprised of $0.2 million of cash used to reduce overdraft borrowings and $0.5 million cash used to reduce outstanding short term banker acceptances.

Cash flows from financing activities for Holdings in the first six months of 2012 included the amounts reported for Stanadyne less the dividends paid by Stanadyne. Cash flows from financing activities for Holdings in the first six months of 2011 included the amounts reported for Stanadyne less the dividends paid by Stanadyne, as well as $0.1 million for the repurchase of common stock from former employees.

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

The value of the invested Pension Plan assets grew to $84.5 million as of June 30, 2012, representing a $5.4 million increase from the $79.1 million value at December 31, 2011. The Company contributed $2.7 million to the Pension Plan during the first six months of 2012. The Company expects the minimum required contributions to the Pension Plan to total approximately $7.0 million in 2012; however, this amount may be lower based on the funding stabilization legislation passed by Congress, Moving Ahead for Progress in the 21st Century Act (“MAP-21”). The Company’s actuaries will assist determining the impact of this new legislation on the minimum required contributions when the U.S. Treasury Department issues further details later this year. The Company contributed $2.1 million to the Pension Plan in the first six months of 2011 and $6.0 million for the full year of 2011.

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

Impairment of Long-Lived Assets, Goodwill and Other Intangible Assets. The Company evaluates the carrying value of long-lived assets (including property and equipment, goodwill and other intangible assets) when events or circumstances warrant such a review. Goodwill and intangible assets with indefinite lives are assessed for impairment annually during the fourth quarter or more often if events or circumstances indicate a potential reduction in the fair value below the carrying value. The assessment is first based on qualitative factors to determine whether it is more likely than not that the asset has been impaired and whether it is necessary to perform further quantitative test procedures.

Goodwill is allocated to the reporting unit in which the business that created the goodwill resides and reviewed for impairment at the reporting unit level. If it is determined that quantitative impairment test procedures are necessary, the carrying value of each reporting unit is then compared with its fair value. If the carrying value of the goodwill or long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset.

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

Any change in the following factors may materially adversely affect our business and our financial results:

•	worldwide political and macro-economic uncertainties and fears;

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

(a) Evaluation of disclosure controls and procedures

Holdings

As of June 30, 2012, an evaluation of the effectiveness of the design and operation of Holdings’ disclosure controls and procedures was conducted by management under the supervision and with the participation of the President and Chief Financial Officer of Holdings. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and including that such information is accumulated and communicated to management, including the President and Chief Financial Officer of Holdings, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation and the previously identified material weakness in internal control over financial reporting described below, the President and Chief Financial Officer of Holdings have concluded that, as of June 30, 2012, Holdings’ disclosure controls and procedures were not effective.

In light of the material weakness described below, Holdings performed additional analyses and other procedures to ensure that Holdings’ condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles and accurately reflect the results for the three and six months ended June 30, 2012. As a result, notwithstanding the material weakness discussed below, management concluded that the condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects Holdings’ financial position, results of operations and cash flows for the six months ended June 30, 2012.

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

.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Stanadyne

As of June 30, 2012, an evaluation of the effectiveness of the design and operation of Stanadyne’s disclosure controls and procedures was conducted by management under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Stanadyne. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and including that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Stanadyne, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation and the previously identified material weakness in internal control over financial reporting described below, the Chief Executive Officer and Chief Financial Officer of Stanadyne have concluded that, as of June 30, 2012, Stanadyne’s disclosure controls and procedures were not effective.

In light of the material weakness, Stanadyne performed additional analyses and other procedures to ensure that Stanadyne’s condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles and accurately reflect the results for the three and six months ended June 30, 2012. As a result, notwithstanding the material weakness discussed below, management concluded that the condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects Stanadyne’s financial position, results of operations and cash flows for the six months ended June 30, 2012.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

(b) Changes in internal control

Holdings and Stanadyne

There were no changes in internal control over financial reporting that occurred during the second quarter that materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

Because the reliability of the internal control process requires repeatable execution, the successful remediation of this material weakness will require review and evidence of effectiveness prior to management concluding that the controls are now effective. The enhancements that have been implemented by management since the fourth quarter of 2010 and during 2011 continue to function effectively; however, they have not been in place for a sufficient period of time to demonstrate that their effectiveness is sustainable. We believe additional time is needed to determine the sustainability of our enhanced control environment.

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

Stanadyne Holdings, Inc.
(Registrant)

Date: August 14, 2012	By:	/s/ Stephen S. Langin
Stephen S. Langin
Chief Financial Officer

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stanadyne Corporation
(Registrant)

Date: August 14, 2012	By:	/s/ Stephen S. Langin
Stephen S. Langin
Vice President and Chief Financial Officer

EXHIBIT INDEX:

31.1	Certification of President of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer and Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T.