Form 10-Q
period 2012-09-30
STANADYNE CORP; Stanadyne Holdings, Inc.
filed 2012-11-09
CIK 1053439, 1323274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of the registrant’s common stock (only one class for each registrant) outstanding as of September 30, 2012:

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

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,353	$1,771
Accounts receivable, net of allowance for uncollectible accounts of $257 and $259 as of September 30, 2012 and December 31, 2011, respectively	36,919	34,881
Inventories, net	42,418	41,984
Prepaid expenses and other assets	5,140	4,916
Deferred income taxes	66	66

Total current assets	85,896	83,618
Property, plant and equipment, net	76,313	74,528
Goodwill	136,705	136,705
Intangible and other assets, net	68,410	72,055

Total assets	$367,324	$366,906

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$27,694	$29,024
Accrued liabilities	18,220	24,806
Current maturities of long-term debt	38,391	18,267
Current portion of capital lease obligations	433	547

Total current liabilities	84,738	72,644
Long-term debt, excluding current maturities	265,575	265,617
Deferred income taxes	20,210	20,273
Capital lease obligations, excluding current portion	1,044	1,420
Other non-current liabilities	50,242	53,585

Total liabilities	421,809	413,539

Commitments and contingencies (Note 11)
Redeemable non-controlling interest	654	686

Equity:
Stanadyne Holdings, Inc. stockholders’ deficit:
Common stock, par value $0.01, 150,000,000 authorized shares, 106,542,581 issued shares and 105,652,581 outstanding shares	1,065	1,065
Additional paid-in capital	52,489	51,525
Accumulated other comprehensive loss	(24,758)	(24,365)
Accumulated deficit	(83,284)	(74,893)
Treasury stock, at cost, 890,000 shares as of September 30, 2012 and December 31, 2011	(651)	(651)

Total stockholders’ deficit	(55,139)	(47,319)

Total liabilities and stockholders’ deficit	$367,324	$366,906

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Three Months Ended	Three Months Ended
	September 30, 2012	September 30, 2011
Net sales	$58,141	$65,060
Cost of goods sold	42,012	46,915

Gross profit	16,129	18,145
Selling, general and administrative expenses	11,216	9,840
Amortization of intangible assets	704	768
Management fees	188	188

Operating income	4,021	7,349
Interest income	(1)	—
Interest expense	8,084	7,869
Other income	(36)	—

Loss from operations before income tax (benefit) expense	(4,026)	(520)
Income tax (benefit) expense	(362)	932

Net loss	(3,664)	(1,452)
Less: net income attributable to non-controlling interest	(351)	(21)

Net loss attributable to the stockholders of Stanadyne Holdings, Inc.	$(4,015)	$(1,473)

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011
Net sales	$195,086	$185,496
Cost of goods sold	141,423	138,440

Gross profit	53,663	47,056
Selling, general and administrative expenses	33,409	31,665
Amortization of intangible assets	2,112	2,240
Management fees	563	563

Operating income	17,579	12,588
Interest income	(5)	(112)
Interest expense	24,368	24,041
Other expense (income)	690	(9)

Loss from operations before income tax benefit	(7,474)	(11,332)
Income tax benefit	(3)	(3,535)

Net loss	(7,471)	(7,797)
Less: net (income) loss attributable to non-controlling interest	(920)	160

Net loss attributable to the stockholders of Stanadyne Holdings, Inc.	$(8,391)	$(7,637)

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three Months Ended	Three Months Ended
	September 30, 2012	September 30, 2011
Net loss	$(3,664)	$(1,452)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	177	(38)

Comprehensive loss	(3,487)	(1,490)
Less: comprehensive income attributable to the non-controlling interest	(351)	(21)

Comprehensive loss attributable to the stockholders of Stanadyne Holdings, Inc.	$(3,838)	$(1,511)

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011
Net loss	$(7,471)	$(7,797)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(393)	590

Comprehensive loss	(7,864)	(7,207)
Less: comprehensive (income) loss attributable to the non-controlling interest	(920)	160

Comprehensive loss attributable to the stockholders of Stanadyne Holdings, Inc.	$(8,784)	$(7,047)

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

(in thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net loss	$(7,471)	$(7,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,424	9,441
Amortization of debt discount and deferred financing fees	1,487	1,332
Deferred income taxes	(56)	(3,884)
Loss on disposal of property, plant and equipment	70	—
Changes in operating assets and liabilities	(15,006)	(22,374)

Net cash used in operating activities	(11,552)	(23,282)

Cash flows from investing activities:
Capital expenditures	(10,190)	(3,878)
Decrease in restricted cash	165	—

Net cash used in investing activities	(10,025)	(3,878)

Cash flows from financing activities:
Proceeds from U.S. revolver	71,115	52,740
Payments on U.S. revolver	(50,675)	(42,415)
Proceeds from foreign overdraft facilities	3,707	1,899
Payments on foreign overdraft facilities	(4,149)	—
Proceeds from foreign term loans	1,713	1,318
Payments on foreign term loans	(887)	—
Payments on capital lease obligations	(395)	(346)
Proceeds from exercise of stock options	—	18
Payments of debt issuance cost	—	(49)

Net cash provided by financing activities	20,429	13,165

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(1,148)	(13,995)
Effect of exchange rate changes on cash	730	(462)
Cash and cash equivalents at beginning of period	1,771	15,949

Cash and cash equivalents at end of period	$1,353	$1,492

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:

There were no capital leases entered into in the nine months ended September 30, 2012. During the nine months ended September 30, 2011, Stanadyne Corporation entered into capital leases for new equipment resulting in capital lease obligations of $320.

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

(in thousands, except share and per share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated Deficit	Treasury Stock		Total Equity (Deficit)
	Shares	Amount	Capital	Loss		Shares	Amount
December 31, 2010	106,505,081	1,065	51,736	(8,178)	(42,727)	890,000	(651)	1,245
Adjustment of the redeemable non-controlling interest to redemption value			(124)					(124)
Net loss					(5,292)			(5,292)
Foreign currency translation adjustment				361				361

March 31, 2011	106,505,081	1,065	51,612	(7,817)	(48,019)	890,000	(651)	(3,810)
Common stock issued	37,500	—	18					18
Adjustment of the redeemable non-controlling interest to redemption value			(57)					(57)
Net loss					(872)			(872)
Foreign currency translation adjustment				267				267

June 30, 2011	106,542,581	1,065	51,573	(7,550)	(48,891)	890,000	(651)	(4,454)
Adjustment of the redeemable non-controlling interest to redemption value			21					21
Net loss					(1,473)			(1,473)
Foreign currency translation adjustment				(38)				(38)

September 30, 2011	106,542,581	$1,065	$51,594	$(7,588)	$(50,364)	890,000	$(651)	$(5,944)

December 31, 2011	106,542,581	1,065	51,525	(24,365)	(74,893)	890,000	(651)	(47,319)
Adjustment of the redeemable non-controlling interest to redemption value			411					411
Net loss					(1,544)			(1,544)
Foreign currency translation adjustment				(217)				(217)

March 31, 2012	106,542,581	1,065	51,936	(24,582)	(76,437)	890,000	(651)	(48,669)
Adjustment of the redeemable non-controlling interest to redemption value			215					215
Net loss					(2,832)			(2,832)
Foreign currency translation adjustment				(353)				(353)

June 30, 2012	106,542,581	1,065	52,151	(24,935)	(79,269)	890,000	(651)	(51,639)
Adjustment of the redeemable non-controlling interest to redemption value			338					338
Net loss					(4,015)			(4,015)
Foreign currency translation adjustment				177				177

September 30, 2012	106,542,581	$1,065	$52,489	$(24,758)	$(83,284)	890,000	$(651)	$(55,139)

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,352	$1,770
Accounts receivable, net of allowance for uncollectible accounts of $257 and $259 as of September 30, 2012 and December 31, 2011, respectively	36,919	34,881
Inventories, net	42,418	41,984
Prepaid expenses and other assets	5,140	4,850
Deferred income taxes	2,508	2,953

Total current assets	88,337	86,438
Property, plant and equipment, net	76,313	74,528
Goodwill	136,705	136,705
Intangible and other assets, net	67,794	71,242

Total assets	$369,149	$368,913

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$27,694	$29,024
Accrued liabilities	16,602	20,298
Current maturities of long-term debt	38,391	18,267
Current portion of capital lease obligations	433	547

Total current liabilities	83,120	68,136
Long-term debt, excluding current maturities	165,575	165,617
Deferred income taxes	14,295	14,209
Capital lease obligations, excluding current portion	1,044	1,420
Due to Stanadyne Holdings, Inc.	3,346	3,436
Other non-current liabilities	50,242	53,585

Total liabilities	317,622	306,403

Commitments and Contingencies (Note 11)
Redeemable non-controlling interest	654	686

Equity:
Stanadyne Corporation stockholder’s equity:
Common stock, par value $0.01, authorized 10,000 shares, issued and outstanding 1,000 shares	—	—
Additional paid-in capital	74,617	85,653
Accumulated other comprehensive loss	(18,438)	(18,045)
Accumulated deficit	(5,306)	(5,784)

Total stockholder’s equity	50,873	61,824

Total liabilities and stockholder’s equity	$369,149	$368,913

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Three months ended September 30, 2012	Three months ended September 30, 2011
Net sales	$58,141	$65,060
Cost of goods sold	42,012	46,915

Gross profit	16,129	18,145
Selling, general and administrative expenses	11,101	9,825
Amortization of intangible assets	704	768
Management fees	188	188

Operating income	4,136	7,364
Interest income	(1)	—
Interest expense	5,020	4,805
Other expense	(36)	—

(Loss) income from operations before income tax benefit	(847)	2,559
Income tax benefit	(672)	(396)

Net (loss) income	(175)	2,955
Less: net income attributable to non-controlling interest	(351)	(21)

Net (loss) income attributable to the stockholder of Stanadyne Corporation	$(526)	$2,934

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Net sales	$195,086	$185,496
Cost of goods sold	141,423	138,440

Gross profit	53,663	47,056
Selling, general and administrative expenses	33,207	31,620
Amortization of intangible assets	2,112	2,240
Management fees	563	563

Operating income	17,781	12,633
Interest income	(5)	(112)
Interest expense	15,173	14,846
Other expense (income)	690	(9)

Income (loss) from operations before income tax expense (benefit)	1,923	(2,092)
Income tax expense (benefit)	525	(948)

Net income (loss)	1,398	(1,144)
Less: net (income) loss attributable to non-controlling interest	(920)	160

Net income (loss) attributable to the stockholder of Stanadyne Corporation	$478	$(984)

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three months ended September 30, 2012	Three months ended September 30, 2011
Net (loss) income	$(175)	$2,955
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	177	(38)

Comprehensive income	2	2,917
Less: comprehensive income attributable to the non-controlling interest	(351)	(21)

Comprehensive (loss) income attributable to the stockholders of Stanadyne Corporation	$(349)	$2,896

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Net income (loss)	$1,398	$(1,144)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(393)	590

Comprehensive income (loss)	1,005	(554)
Less: comprehensive (income) loss attributable to the non-controlling interest	(920)	160

Comprehensive income (loss) attributable to the stockholders of Stanadyne Corporation	$85	$(394)

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Cash flows from operating activities:
Net income (loss)	$1,398	$(1,144)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,424	9,441
Amortization of debt discount and deferred financing fees	1,292	1,136
Deferred income taxes	524	(1,298)
Loss on disposal of property, plant and equipment	70	—
Changes in operating assets and liabilities	(12,260)	(19,399)

Net cash provided by (used in) operating activities	448	(11,264)

Cash flows from investing activities:
Capital expenditures	(10,190)	(3,878)
Decrease in restricted cash	165	—

Net cash used in investing activities	(10,025)	(3,878)

Cash flows from financing activities:
Proceeds from U.S. revolver	71,115	52,740
Payments on U.S. revolver	(50,675)	(42,415)
Proceeds from foreign overdraft facilities	3,707	1,899
Payments on foreign overdraft facilities	(4,149)	—
Proceeds from foreign term loans	1,713	1,318
Payments on foreign term loans	(887)	—
Dividends paid	(12,000)	(12,000)
Payments on capital lease obligations	(395)	(346)
Payments of debt issuance costs	—	(49)

Net cash provided by financing activities	8,429	1,147

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(1,148)	(13,995)
Effect of exchange rate changes on cash	730	(462)
Cash and cash equivalents at beginning of period	1,770	15,948

Cash and cash equivalents at end of period	$1,352	$1,491

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:

There were no capital leases entered into in the nine months ended September 30, 2012. During the nine months ended September 30, 2011, Stanadyne Corporation entered into capital leases for new equipment resulting in capital lease obligations of $320.

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

(in thousands, except share and per share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Loss	Deficit	Equity
December 31, 2010	1,000	$—	$97,881	$(8,178)	$(1,562)	$88,141
Dividend paid			(6,000)			(6,000)
Adjustment of the redeemable non-controlling interest to redemption value			(124)			(124)
Net loss					(3,020)	(3,020)
Foreign currency translation adjustment				361		361

March 31, 2011	1,000	—	91,757	(7,817)	(4,582)	79,358
Adjustment of the redeemable non-controlling interest to redemption value			(57)			(57)
Net loss					(898)	(898)
Foreign currency translation adjustment				267		267

June 30, 2011	1,000	—	91,700	(7,550)	(5,480)	78,670
Dividend paid			(6,000)			(6,000)
Adjustment of the redeemable non-controlling interest to redemption value			21			21
Net income					2,934	2,934
Foreign currency translation adjustment				(38)		(38)

September 30, 2011	1,000	$—	$85,721	$(7,588)	$(2,546)	$75,587

December 31, 2011	1,000	$—	$85,653	$(18,045)	$(5,784)	$61,824
Dividend paid			(6,000)			(6,000)
Adjustment of the redeemable non-controlling interest to redemption value			411			411
Net income					871	871
Foreign currency translation adjustment				(217)		(217)

March 31, 2012	1,000	—	80,064	(18,262)	(4,913)	56,889
Adjustment of the redeemable non-controlling interest to redemption value			215			215
Net income					133	133
Foreign currency translation adjustment				(353)		(353)

June 30, 2012	1,000	—	80,279	(18,615)	(4,780)	56,884
Dividend paid			(6,000)			(6,000)
Adjustment of the redeemable non-controlling interest to redemption value			338			338
Net loss					(526)	(526)
Foreign currency translation adjustment				177		177

September 30, 2012	1,000	$—	$74,617	$(18,438)	$(5,306)	$50,873

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

Basis of Presentation. The condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement for the periods presented. The Company’s quarterly results are subject to fluctuation and consequently the results of operations and cash flows for any quarter are not necessarily indicative of the results and cash flows for any future period. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2011. These notes to condensed consolidated financial statements apply to both Holdings and Stanadyne unless otherwise noted.

Income Tax Accounting. The Company has computed its provision for income taxes based on the actual tax rate for the three and nine months ended September 30, 2012 and 2011 by applying the discrete method, as the Company determined that small changes in estimated income or loss would result in significant changes in the estimated annual effective tax rate. Therefore, applying an estimate of the annual effective tax rate would not provide a reliable estimate for interim reporting periods.

Income tax benefit for Stanadyne in the third quarter of 2012 totaled $0.7 million and 79.3% of pre-tax loss versus an income tax benefit of $0.4 million and (15.5)% of pre-tax income in the third quarter of 2011. The effective income tax rates differed from the amount computed by applying the U.S. statutory rate of 35% to pre-tax (loss) income in the third quarter of 2012 and 2011. The difference resulted primarily from profitability in the foreign jurisdictions where the related tax impact was offset by corresponding changes in the foreign valuation allowances.

Income tax benefit for Holdings in the third quarter of 2012 totaled $0.4 million and 9.0% of pre-tax loss versus an income tax expense of $0.9 million and (179.2)% of pre-tax loss in the third quarter of 2011. The effective income tax rates differed from the amount computed by applying the U.S. statutory rate of 35% to the pre-tax loss in the third quarter of 2012 and 2011. The difference in 2012 resulted primarily from increases to the valuation allowances as well as non-deductible interest expense at Holdings. The difference in the effective tax rate as compared to the statutory rate for 2011 resulted primarily from non-deductible interest expense and from profitability in foreign jurisdictions where the related tax impact was offset by corresponding changes in the foreign valuation allowances.

Risks and Uncertainties. The Company’s financial position, results of operations and cash flows have been and may continue to be adversely affected by the global recession, volatility in the worldwide capital, credit and commodities markets, our reorganization activities, concerns about inflation, lower corporate profits and increased capital spending. Holdings incurred net losses in each of the last three years and the nine months ended September 30, 2012 and negative cash flows from operations in the last two years and the nine months ended September 30, 2012. Stanadyne incurred a net loss and negative cash flows from

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

operations in 2011. Holdings and Stanadyne are both highly leveraged with total short-term and long-term debt of $304.0 million and $204.0 million, respectively, outstanding at September 30, 2012. The indenture governing Stanadyne’s Senior Subordinated Notes limits the amount of dividends that can be paid to an amount calculated under a Restricted Payments Basket (as defined by the terms of the indenture) (“RP Basket”). Holdings relies on dividends from SIHC which are received from Stanadyne to make semi-annual interest payments on the Holdings Senior Discount Notes. Failure to make these interest payments would result in an event of default under the terms of the Holdings Senior Discount Notes. Kohlberg has advised Holdings that it will provide financial assistance to Holdings, to the extent necessary, in meeting the semi-annual interest payments that will come due through February 15, 2014. If necessary, Kohlberg will provide Holdings with an equity infusion of up to $6 million. The Company believes that with cash and cash equivalents on hand, availability under the U.S. Revolver, expected operating cash flow, and limited financial assistance from Kohlberg, if necessary, it has sufficient liquidity over the next 12 months to meet its obligations. However, the factors described above create potential uncertainty, and management will continually monitor the Company’s revenues and operating cash flow against expectations. In the event the Company’s forecasts to generate sufficient operating cash flow are not realized, the Company may need to reduce headcount, reduce other spending, reduce or delay capital investments and product development, incur more indebtedness, restructure existing indebtedness, or raise additional equity capital, or a combination of these items, which may have a further negative impact on its business, results of operations, and cash flows. In addition, the Company’s current debt agreements limit its ability to incur additional indebtedness, so the ability to borrow additional money may be limited by the Company’s debt holders or by conditions in the credit markets.

Revision of Consolidated Financial Statements. In connection with the preparation of the Holdings and Stanadyne consolidated financial statements for the fiscal year ended December 31, 2011, errors were identified related to the calculation of stock-based compensation expense in accordance with ASC 718, Compensation—Stock Compensation, for years prior to 2009. Holdings and Stanadyne determined that the stock-based compensation awards, for which expense was recorded in years prior to 2009, were not probable of vesting and therefore the expense should not have been recorded. Based on an analysis of qualitative and quantitative factors, management concluded that, although these errors were not material to any historical period, correcting the cumulative impact of the errors in 2011 would have been material to the 2011 financial results. As a result, the affected balances as described below have been revised as adjustments to opening additional paid-in capital, retained earnings, accumulated deficit, total stockholder’s equity and total equity as of January 1, 2009, as presented in the Consolidated Statement of Changes in Equity and Comprehensive Income (Loss), as presented in the December 31, 2011 Form 10-K, as amended. These adjustments have also been reflected in additional paid-in capital and total equity as of December 31, 2010.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(2) Inventories

Components of inventories are as follows:

	As of September 30, 2012	As of December 31, 2011
Raw materials	$18,381	$19,647
Work in process	12,867	13,521
Finished goods	11,170	8,816

	$42,418	$41,984

(3) Intangible and Other Assets

Major components of intangible and other assets are listed below:

	Holdings
	As of September 30, 2012		As of December 31, 2011

	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks / trade names	$51,100	$—	$51,100	$—
Technology / patents	24,300	15,827	24,300	14,859
Customer contracts	15,252	12,435	15,252	11,291
Debt issuance costs	14,660	10,483	14,666	8,996
Other	1,918	75	1,958	75

	$107,230	$38,820	$107,276	$35,221

	Stanadyne
	As of September 30, 2012		As of December 31, 2011

	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks / trade names	$51,100	$—	$51,100	$—
Technology / patents	24,300	15,827	24,300	14,859
Customer contracts	15,252	12,435	15,252	11,291
Debt issuance costs	12,304	8,745	12,310	7,453
Other	1,920	75	1,958	75

	$104,876	$37,082	$104,920	$33,678

Amortization expense of intangible assets for the Company, exclusive of the amortization of debt issuance costs, was $704 and $768 for the three months ended September 30, 2012 and 2011, respectively, and $2,112 and $2,240 for the nine months ended September 30, 2012 and 2011, respectively. Estimated annual amortization expense for the Company’s intangible assets is expected to be $2,816 in 2012, $2,816 in 2013, $2,202 in 2014, $1,093 in 2015 and $1,072 in 2016.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

Amortization of debt discount and debt issuance costs is included as interest expense in the accompanying condensed consolidated statements of operations for Holdings of $505 and $430 for the three months ended September 30, 2012 and 2011, respectively, and $1,487 and $1,332 for the nine months ended September 30, 2012 and 2011, respectively. Amortization of debt issuance costs is included as interest expense in the accompanying condensed consolidated statements of operations for Stanadyne of $440 and $365 for the three months ended September 30, 2012 and 2011, respectively, and $1,292 and $1,136 for the nine months ended September 30, 2012 and 2011, respectively.

(4) Long-term Debt and Financing Arrangements

Long-term debt consisted of:

	Holdings		Stanadyne
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
U.S. Revolver	$28,440	$8,000	$28,440	$8,000
Senior Subordinated Notes	160,000	160,000	160,000	160,000
Holdings Senior Discount Notes	100,000	100,000	—	—
SAPL term debt, payable to India banks through 2016, bearing interest at rates ranging from 11.75% to 12.75%	6,378	5,980	6,378	5,980
SAPL Debentures	1,222	1,202	1,222	1,202
SAPL debt, payable to India banks through 2012, bearing interest at rates ranging from 11.35% to 12.75%	3,818	3,221	3,818	3,221
SCC debt, payable to Shanghai-Pudong Development Bank through 2012, bearing interest at rates from 6.90% to 7.26%	2,135	2,977	2,135	2,977
SpA debt, payable to Italian banks through 2012, bearing interest at rates ranging from 4.42% to 13.30%	1,973	2,504	1,973	2,504

	303,966	283,884	203,966	183,884
Less current maturities of long-term debt	38,391	18,267	38,391	18,267

Long-term debt, excluding current maturities	$265,575	$265,617	$165,575	$165,617

The fair values of the Senior Subordinated Notes and Holdings’ Senior Discount Notes are based on bid prices and are classified within Level 1 of the valuation hierarchy. The fair value of the Senior Subordinated Notes at September 30, 2012 and December 31, 2011 was $149.0 and $135.4 million, respectively. The fair value of Holdings’ Senior Discount Notes at September 30, 2012 and December 31, 2011 was $65.8 and $93.0 million, respectively. The fair values of the Company’s other borrowings approximated their recorded values at September 30, 2012 and December 31, 2011 based on similar borrowing agreements offered by other major institutional banks and are classified within Level 2 of the valuation hierarchy.

On August 13, 2009, Stanadyne (as borrower) and SIHC (as guarantor) entered into a revolving credit agreement with Wells Fargo Foothill, LLC (“U.S. Revolver”). The U.S. Revolver, as amended, provides for maximum borrowings of $55.8 million based on availability, as defined, and is secured by all Stanadyne and SIHC assets, as well as a pledge of 65% of Stanadyne’s stock in SpA, SAPL, and SCC. The U.S. Revolver is comprised of a domestic inventory accounts receivable facility, a domestic fixed asset facility, a foreign accounts receivable sub-facility guaranteed by the Export-Import Bank of the United States and a guaranteed facility, as defined by the credit agreement. Interest on borrowings under the U.S. Revolver is at a Base Rate (as defined by the agreement) or LIBOR, plus an applicable margin ranging between 1.25% and 1.75%, depending on the level of excess availability. All borrowings under the U.S. Revolver are due and payable on April 30, 2014. The U.S. Revolver is subject to a fixed charge coverage ratio covenant test if availability is less than $4.0 million, and certain other affirmative and negative covenants common to an asset-backed loan agreement. The U.S. Revolver also limits the amount of dividends and other payments that can be made by Stanadyne to SIHC. Further, the Company is required to provide annual audited financial statements to the bank within 105 days of year end. As of September 30, 2012, the U.S. Revolver had Availability of $19.6 million, after reflecting $28.4 million of borrowings and $3.4 million used for standby letters of credit, as well as other limitations related to inventory and accounts receivable.

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

(5) Pension Plans and Other Postretirement Health Care and Life Insurance Plans

The Company has a noncontributory defined benefit pension plan for eligible domestic employees and also has two nonqualified plans, which are designed to supplement the benefits payable to designated employees. The components of the net periodic pension expense for the periods shown are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Interest cost	$1,405	$1,464	$4,215	$4,390
Expected return on plan assets	(1,601)	(1,580)	(4,803)	(4,740)
Amortization of prior service costs	775	341	2,326	1,023

Net periodic pension expense	$579	$225	$1,738	$673

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

The Company contributed $2.2 and $4.9 million to the pension plan during the three and nine months ended September 30, 2012, respectively. The Company expects the minimum required contributions to the pension plan to total approximately $5.0 million in 2012. The Company contributed $2.6 and $4.8 million to the pension plan during the three and nine months ended September 30, 2011, respectively, and $6.0 million for the full year of 2011.

Postretirement Health Care and Life Insurance

The Company’s domestic subsidiaries make available certain health care and life insurance benefits for eligible retired employees. The components of the net periodic benefit for the periods shown were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Service cost	$7	$9	$22	$28
Interest cost	26	34	78	103
Recognized net actuarial income	(186)	(190)	(559)	(570)

Net periodic postretirement benefit	$(153)	$(147)	$(459)	$(439)

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

A summary of the changes in the Company’s completion bonus accrual is provided below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Completion bonus, beginning of period	$140	$749	$248	$2,066
Completion bonus expenses	—	10	—	82
Cash payments	(24)	(247)	(132)	(1,636)

Completion bonus, end of period	$116	$512	$116	$512

The following information summarizes the costs incurred with respect to the reorganization:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Reorganization costs	$—	$623	$—	$4,208
Completion bonus expenses	—	10	—	82

Total	$—	$633	$—	$4,290

The reorganization activities which began in 2009 were substantially completed in 2011.

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

The following table summarizes information about the 2004 Equity Incentive Plan for the three and nine months ended September 30, 2012:

	Three months ended September 30, 2012
	Outstanding		Exercisable
	Stock Options	Weighted Average Exercise Price *	Stock Options	Weighted Average Exercise Price *
July 1, 2012	14,178,750	$0.49	3,008,750	$0.47
Exercised	—	—	—	—
Cancelled	(400,000)	0.47	—	—
Granted	—	—	—	—

September 30, 2012	13,778,750	$0.49	3,008,750	$0.47

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

	Nine months ended September 30, 2012
	Outstanding		Exercisable
	Stock Options	Weighted Average Exercise Price *	Stock Options	Weighted Average Exercise Price *
January 1, 2012	14,178,750	$0.49	3,008,750	$0.47
Exercised	—	—	—	—
Cancelled	(400,000)	0.47	—	—
Granted	—	—	—	—

September 30, 2012	13,778,750	$0.49	3,008,750	$0.47

*	Represents per share price.

During the three and nine months ended September 30, 2012, one employee left the Company resulting in the cancellation of stock options for 400,000 shares of Holdings common stock. During the three months ended September 30, 2011, there were no stock options exercised, cancelled or granted. During the nine months ended September 30, 2011, a stock option was granted for 400,000 shares of Holdings common stock with an exercise price of $0.47 per share, stock options for 37,500 shares were exercised at a price of $0.47 per share and stock options for 1,112,500 shares were cancelled.

For the three and nine months ended September 30, 2012 and 2011, no compensation expense was recognized as management determined that it is not probable that the financial performance targets associated with the stock option awards will be achieved.

(8) Redeemable Non-controlling Interest and Financial Instruments

The expansion of manufacturing operations in SAPL was funded through a combination of new debt and equity issuances. The process included entering into a put arrangement with the existing non-controlling interest partners as part of an amendment to the SAPL Joint Venture Agreement with respect to the common securities that represent the 35.1% non-controlling interest. The non-controlling partners have an option to put their ownership interests to Stanadyne during a 90-day period beginning March 1, 2015. Due to the put option, the non-controlling interest is redeemable and does not qualify as permanent equity. As a result, redeemable non-controlling interest is recorded in the mezzanine section of the condensed consolidated balance sheets and is reported at estimated redemption value. At both September 30, 2012 and December 31, 2011, the redemption value was $0.7 million. Changes in the redemption value are charged to retained earnings if available or to additional paid-in capital.

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

The following table below shows how the Company categorized certain financial assets and liabilities based on the types of inputs used in valuation techniques for measuring fair value:

	Fair Value Measurements at
	September 30, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial liabilities:
SAPL debenture embedded conversion option	$—	$—	$1,157	$1,157

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

The SAPL debenture embedded conversion option is considered a derivative and is recorded at its fair value. The value of the option is calculated using the Monte Carlo simulation approach, which takes into account certain assumptions which include the value of SAPL equity, the discount yield of 15.75%, volatility of 40% and risk free rate of 5.65%, among others. Increases or decreases in any of the input assumptions would not result in a material change to the fair value measurement of the SAPL debenture embedded conversion option.

An unrealized loss (gain), which is included in other expense (income) in the condensed consolidated statement of operations, amounting to $690 and $(9) was the only activity for Level 3 liabilities for the nine months ended September 30, 2012 and 2011, respectively. There was a gain of $36 for the three months ended September 30, 2012, and no activity for the three months ended September 30, 2011.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

The Company estimates and records the warranty liability associated with its manufactured products at the time they are sold. The changes in the Company’s warranty liability are provided below:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Warranty liability, beginning of period	$726	$697	$774	$698
Warranty expense based on products sold	234	302	611	606
Warranty claims paid	(270)	(179)	(695)	(484)

Warranty liability, end of period	$690	$820	$690	$820

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

Demand for our products decreased in the third quarter of 2012. Economic recession in Europe, drought conditions in certain areas of the world and slowing economies in China and India combined to limit our sales in the third quarter of 2012 to $58.1 million, reflecting a reduction of $6.9 million or 10.6% when compared to sales for the third quarter of 2011. Lower customer demand was most evident with our Original Equipment Manufacturers (“OEMs”) although demand from our service customers decreased as well. Continued improvement in production output of rotary pump components from our North Carolina plants and increased production in the fuel injector operation transferred to China late last year combined to reduce past due customer orders in the U.S. and India to normal levels by the end of the third quarter of 2012.

Operating income in the third quarter of 2012 totaled $4.0 million and 6.9% of sales, representing a decrease of $3.3 million from operating income of $7.3 million and 11.3% of sales in the third quarter of 2011. The lower sales volume was the primary driver of a $2.0 million decrease in year-over-year third quarter gross profit. Cost of goods sold in our U.S. operations continued to decrease as we made further improvements in manufacturing efficiencies which were partially offset by increased costs in launch preparation for our new high pressure gasoline fuel pump. SG&A costs increased $1.4 million in the third quarter of 2012 when compared to the third quarter of 2011, due primarily to $0.8 million for outside consulting services incurred to assist with operational and management process improvements to our reorganized global manufacturing footprint. We also completed a workforce reduction late in the third quarter of 2012, to re-balance our labor costs to the lower sales demand, and recognized $0.3 million in severance costs.

Liquidity remained sufficient in the third quarter of 2012, with cash on hand as of September 30, 2012 totaling $1.4 million and availability under the U.S.-based revolving credit facility of $19.6 million, after reflecting $28.4 million of borrowings and $3.4 million used for standby letters of credit, as well as other limitations related to available inventory and accounts receivable. Stanadyne’s operating cash flows in the third quarter of 2012 improved by $11.7 million compared to the third quarter of 2011, reflecting a continued improving trend in post-reorganization operations. The Company’s cash flows from operations in 2012 will continue to be pressured by lower customer demand for our products, the remaining inefficiencies in the manufacturing operations, and cash requirements over the next year for capital expenditures for our new high pressure gasoline pump production line, and interest payments on our outstanding debt. Refer to “Liquidity and Capital Resources” for further information regarding our liquidity.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Basis of Presentation

The following table displays unaudited information for the three and nine months ended September 30, 2012 and 2011 for Holdings and Stanadyne. Amounts are presented in thousands of dollars and as a percentage of net sales. Historical results and percentage relationships are not necessarily indicative of the results that may be expected for any future period.

	Holdings
	Three months ended September 30, 2012		Three months ended September 30, 2011		Nine months ended September 30, 2012		Nine months ended September 30, 2011
	$	%	$	%	$	%	$	%
Net sales	58,141	100.0	65,060	100.0	195,086	100.0	185,496	100.0
Cost of goods sold	42,012	72.3	46,915	72.1	141,423	72.5	138,440	74.6
Gross profit	16,129	27.7	18,145	27.9	53,663	27.5	47,056	25.4
SG&A	11,216	19.3	9,840	15.1	33,409	17.1	31,665	17.1
Amortization of intangibles	704	1.2	768	1.2	2,112	1.1	2,240	1.2
Management fees	188	0.3	188	0.3	563	0.3	563	0.3
Operating income	4,021	6.9	7,349	11.3	17,579	9.0	12,588	6.8
Net loss attributable to Holdings	(4,015)	(6.9)	(1,473)	(2.3)	(8,391)	(4.3)	(7,637)	(4.1)

	Stanadyne
	Three months ended September 30, 2012		Three months ended September 30, 2011		Nine months ended September 30, 2012		Nine months ended September 30, 2011
	$	%	$	%	$	%	$	%
Net sales	58,141	100.0	65,060	100.0	195,086	100.0	185,496	100.0
Cost of goods sold	42,012	72.3	46,915	72.1	141,423	72.5	138,440	74.6
Gross profit	16,129	27.7	18,145	27.9	53,663	27.5	47,056	25.4
SG&A	11,101	19.1	9,825	15.1	33,207	17.0	31,620	17.0
Amortization of intangibles	704	1.2	768	1.2	2,112	1.1	2,240	1.2
Management fees	188	0.3	188	0.3	563	0.3	563	0.3
Operating income	4,136	7.1	7,364	11.3	17,781	9.1	12,633	6.8
Net (loss) income attributable to Stanadyne	(526)	(0.9)	2,934	4.5	478	0.2	(984)	(0.5)

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Comparison of Results of Operations

The Three Months Ended September 30, 2012 for Holdings and Stanadyne Compared to

The Three Months Ended September 30, 2011 for Holdings and Stanadyne

Net Sales. Sales in the third quarter of 2012 totaled $58.1 million and were $6.9 million or 10.6% less than sales of $65.1 million in the third quarter of 2011. Slowing economies in Europe, China and India in the third quarter resulted in lower customer demand for our products sold to both the OEM and service markets. Reduction in past due orders for the service customers that originated earlier in the year resulted in higher sales of service components in the third quarter of 2012. Past due customer orders returned to normal levels during the third quarter.

Sales by Category

(dollars in millions)

	OEM Sales	%	Service Sales	%	Total Sales	%
Three months ended September 30, 2011	$36.1	55.4	$29.0	44.6	$65.1	100.0
Three months ended September 30, 2012	27.7	47.7	30.4	52.3	58.1	100.0

Change	$(8.3)	(23.1)	$1.4	4.9	$(6.9)	(10.6)

Sales to OEM customers totaled $27.7 million and represented 47.7% of our third quarter 2012 revenues as compared to $36.1 million and 55.4% of our third quarter 2011 revenues. This $8.3 million reduction in third quarter sales was broad-based, involving most of our major OEM customers including Deere, Cummins, Inc., SISU, Perkins, and IVECO. An exception to this trend was increased demand from General Engine Products (“GEP”) resulting in $0.5 million higher sales in the third quarter of 2012 as compared to the same period a year ago. Sales to Ford decreased by $2.4 million in the third quarter of 2012 as compared to the same period in 2011 reflecting the anticipated roll-off of an OE filter program late last year.

Sales to the service markets in the third quarter of 2012 totaled $30.4 million and 52.3% of total revenue as compared to $29.0 million and 44.6% of our third quarter 2011 revenue. The $1.4 million increase in our third quarter service sales was primarily driven by shipments to our independent distribution network of past due orders that could not be filled in prior quarters due to production constraints in our U.S. factories. Many of our service customers reported lower end market demand for service parts due to drought conditions and economic slowdown in Europe, India and China.

Cost of Goods Sold and Gross Profit. Gross profit decreased to $16.1 million and 27.7% of net sales in the third quarter of 2012 from $18.1 million and 27.9% of net sales in the third quarter of 2011. This $2.0 million decrease in gross profit was due to the following increases and decreases in third quarter 2012 cost of goods sold when compared to the third quarter 2011 cost of goods sold:

Decreases in gross profit -
Lower sales volume and market/product mix	– $ 1.9
Higher factory overhead expenses in non-U.S. operations	– $ 0.6
Increases in gross profit -
Overhead cost reductions in U.S. operations	+ $ 0.5

Approximately $1.9 million of the decrease in third quarter gross profit was due to lower year-over-year sales volumes from our operations in the U.S. and Italy, partially offset by a more favorable mix of OEM and service parts sold in the third quarter of 2012.

Cost of goods sold in the third quarter of 2012 was $0.6 million higher than the same period in 2011 due primarily to increased levels of factory overhead spending to support higher production levels in our India and China operations. The India joint venture continued to ramp up production of rotary fuel pumps for customers in the local markets. We completed the transfer of diesel fuel injector production from our U.S. to our China operations during the third quarter of 2012.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Factory overhead costs in the U.S. operations decreased $0.5 million overall in the third quarter of 2012 when compared to the same period last year. This change reflected improved manufacturing efficiencies in 2012 and the lower costs for labor, utilities, building maintenance and operating supplies resulting from the plant reorganization activities concluded last year. These lower costs also required an adjustment to our third quarter 2012 LIFO inventory value resulting in $0.2 million of income compared to $0.6 of expense recognized in third quarter of 2011. Increased overhead spending in the U.S. operations in the third quarter included engineering and factory expenses to prepare for production of the new high pressure gasoline pump.

Selling, General and Administrative Expenses (“SG&A”). SG&A increased by $1.4 million to $11.2 million and 19.3% of sales in the third quarter of 2012 from $9.8 million and 15.1% of sales in the third quarter of 2011. Most of this increase was driven by $0.8 million incurred for outside consulting services to assist with improvements to our operational and management processes for the reorganized U.S. operations. The downturn in customer demand in the third quarter of 2012 required workforce reductions in our global operations that resulted in $0.3 million of severance costs. Research and development costs, primarily for development of the Company’s high pressure gasoline and diesel common rail fuel systems, were $0.1 million higher while at the same time customer funding for these development programs was $1.4 million lower in the third quarter of 2012 when compared to the same period in 2011. These SG&A increases were partially offset by $0.5 million lower premium freight on sales costs as we reduced the past due customer backlog and $0.5 million lower reorganization costs. Unrealized gains on foreign denominated liabilities in our international subsidiaries were $0.1 million more in the third quarter of 2012 as compared to the third quarter of 2011, primarily due to the stronger euro and Indian rupee relative to the dollar.

SG&A costs for Holdings are $0.1 million higher than for Stanadyne due to additional administrative and professional fees associated with the holding company.

Amortization of Intangible Assets. Amortization of intangible assets totaled $0.7 million in the third quarter of 2012 and 2011.

Management Fees. The Company incurred management fees of $0.2 million in the third quarter of 2012 and 2011, payable to Kohlberg & Company L.L.C. for management services provided.

Operating Income. Operating income for the third quarter of 2012 totaled $4.0 million and 6.9% of net sales as compared to operating income of $7.3 million and 11.3% of net sales in the third quarter of 2011. This $3.3 million decrease in operating income resulted from $2.0 million lower gross profit driven primarily by lower sales volumes, higher costs in our international operations, as well as a $1.4 million increase in third quarter SG&A costs.

Income Tax (Benefit) Expense. Income tax benefit for Stanadyne in the third quarter of 2012 totaled $0.7 million and 79.3% of pre-tax loss versus an income tax benefit of $0.4 million and (15.5)% of pre-tax income in the third quarter of 2011. The effective income tax rates differed from the amount computed by applying the U.S. statutory rate of 35% to pre-tax (loss) income in the third quarter of 2012 and 2011. The difference in 2012 and 2011 resulted primarily from the profitability in the foreign jurisdictions where the related tax impact was offset by corresponding changes in valuation allowances.

Income tax benefit for Holdings in the third quarter of 2012 totaled $0.4 million and 9.0% of pre-tax loss versus an income tax expense of $0.9 million and (179.2)% of pre-tax loss in the third quarter of 2011. The effective income tax rates differed from the amount computed by applying the U.S. statutory rate of 35% to the pre-tax loss in the third quarter of 2012 and 2011. The difference in 2012 resulted primarily from increases to the valuation allowances as well as non-deductible interest expense at Holdings. The difference in the effective tax rate as compared to the statutory rate for 2011 resulted primarily from non-deductible interest expense and from profitability in foreign jurisdictions where the related tax impact was offset by corresponding changes in valuation allowances.

Net (Loss) Income. Net loss for Stanadyne in the third quarter of 2012 totaled $0.5 million and 0.9% of net sales versus net income of $2.9 million and 4.5% of net sales in the third quarter of 2011. The $3.5 million decrease in net income was due to $3.2 million lower operating income, $0.3 million increase in net income attributable to the non-controlling interest and a $0.2 million increase in interest expense, partially offset by $0.3 million higher income tax benefit.

Net loss for Holdings in the third quarter of 2012 totaled $4.0 million, which was $3.5 million less than Stanadyne as a result of $3.1 million of additional interest expense on the Discount Notes and $0.3 million less income tax benefit.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

The Nine Months Ended September 30, 2012 for Holdings and Stanadyne Compared to

The Nine Months Ended September 30, 2011 for Holdings and Stanadyne

Net Sales. Net sales for the nine months ended September 30, 2012 totaled $195.1 million and were $9.6 million or 5.2% more than sales of $185.5 million for the comparable period in 2011. Despite the lower customer demand for our products in the third quarter of 2012, orders for our fuel injection equipment used in the agricultural, industrial, and power generation markets were stronger year-over-year for the first nine months. Manufacturing output of diesel fuel pump components increased in our U.S. and China factories when compared to the nine months ended September 30, 2011, allowing reduction of past due customer orders that originated last year.

Sales by Category

(dollars in millions)

	OEM Sales	%	Service Sales	%	Total Sales	%
Nine months ended September 30, 2011	$102.1	55.0	$83.4	45.0	$185.5	100.0
Nine months ended September 30, 2012	98.0	50.2	97.1	49.8	195.1	100.0

Change	$(4.1)	(4.0)	$13.7	16.4	$9.6	5.2

Sales to OEM customers totaled $98.0 million and represented 50.2% of total revenues for the nine months ended September 30, 2012 and were $4.1 million lower than the $102.1 million and 55.0% of revenues for the same period of 2011. Lower OEM sales this year were due primarily to decreased demand in the third quarter from most of our customers in Europe, as well as a $5.9 million reduction in sales to Ford reflecting the anticipated roll-off of an OE filter program late last year. These reductions were partially offset by $8.7 million higher sales to OEM customers, Deere, Cummins, Inc., JCB and GEP in the nine months ended September 30, 2012 when compared to the same period of 2011.

Sales to the service markets in the nine months ended September 30, 2012 totaled $97.1 million and 49.8% of total revenue as compared to $83.4 million and 45.0% of revenue for the same period in 2011. This $13.7 million increase in 2012 service sales reflected increased demand primarily for fuel pump components and fuel injectors, as well as shipments for past due orders that originated in 2011. Service sales to Deere and our independent distribution network were $11.2 million higher in the nine months ended September 30, 2012 when compared to the same period in 2011.

Sales in the nine months ended September 30, 2012, when compared to the same period a year ago, included sales increases in our diesel fuel pump product line, partially offset by the $5.9 million reduction in sales of diesel fuel filters to Ford, and smaller decreases in sales of fuel injectors and Precision Components and Assembly (“PCA”) products.

Cost of Goods Sold and Gross Profit. Gross profit increased to $53.7 million and 27.5% of net sales in the nine months ended September 30, 2012, from $47.1 million and 25.4% of net sales for the same period in 2011. This $6.6 million increase in gross profit was due to the following increases and decreases in cost of goods sold:

Increases in gross profit -
Higher sales volume and market/product mix	+ $ 6.3
Overhead cost reductions in U.S. operations	+ $ 2.7
Decreases in gross profit -
Higher factory overhead expenses in non-U.S. operations	– $ 2.4

Approximately $6.3 million of the increase in gross profit in the nine months ended September 30, 2012 was due to higher year-over-year sales volumes from our operations in the U.S., China, and India, as well as a more favorable mix of OEM and service parts sold in 2012.

Factory overhead costs in the U.S. operations decreased $2.7 million overall in the nine months ended September 30, 2012 when compared to the nine months ended September 30, 2011. This change reflected improved manufacturing efficiencies in 2012 and lower costs for labor, utilities, building maintenance and operating supplies resulting from the plant reorganization activities concluded last year. These lower costs also required an adjustment to our 2012 LIFO inventory value resulting in $0.7 million of income when compared to $0.7 million of expense for the nine months ended September 30, 2011.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Cost of goods sold in the nine months ended September 30, 2012 was $2.4 million higher than the nine months ended September 30, 2011 due primarily to continued ramp up of production in our India operation for rotary pump manufacture and in our China operation for fuel injector manufacture. Both locations reached full production capabilities in the third quarter; however, lower customer demand limited production output.

Selling, General and Administrative Expenses (“SG&A”). SG&A increased by $1.7 million to $33.4 million and 17.1% of net sales in the nine months ended September 30, 2012 from $31.7 million and 17.1% for the same period in 2011. Research and development costs were $2.1 million higher in the nine months ended September 30, 2012, reflecting the added costs to develop the Company’s high pressure gasoline and diesel common rail fuel systems. A portion of these higher costs was offset by $0.4 million additional customer funding in the nine months ended September 30, 2012 when compared to the same period in 2011, resulting in a net increase in 2012 R&D cost of $1.7 million. Growth in our operations drove a $1.4 million increase in salaries and benefits in the nine months ended September 30, 2012; however, a downturn in customer demand in the third quarter of 2012 required workforce reductions in our global operations that resulted in $0.3 million of severance costs. Unrealized losses on foreign denominated liabilities in our international subsidiaries were $1.3 million more in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, primarily due to the weaker euro and Indian rupee relative to the dollar. All of these increases in SG&A were partially offset by a $1.5 million reduction in costs in the first nine months of 2011 to reorganize our global manufacturing operations. These costs reflected the amounts paid for equipment relocation, training and salaries related to management of the reorganization process. We continue to temporarily utilize outside consulting services to assist with establishing operational and management processes for the reorganized operations in the U.S. SG&A costs for premium transportation of products to our customers were also $0.8 million less in the nine months ended September 30, 2012. Other SG&A costs and expenses were $0.7 million less in the first nine months of 2012 as compared to the same period a year ago due primarily to several austerity measures targeted to reduce spending during the year.

Amortization of Intangible Assets. Amortization of intangible assets totaled $2.1 million through the nine months ended September 30, 2012 and was $0.1 million less than in the nine months ended September 30, 2011 due to certain intangible assets becoming fully amortized during 2011.

Management Fees. The Company incurred management fees of $0.6 million in the nine months ended September 30, 2012 and 2011, payable to Kohlberg & Company L.L.C. for management services provided.

Operating Income. Operating income for the nine months ended September 30, 2012 totaled $17.8 million and 9.1% of net sales as compared to operating income of $12.6 million and 6.8% of net sales in the nine months ended September 30, 2011. This $5.1 million increase in operating income resulted from $6.6 million higher gross profit driven primarily by increased sales and lower operating costs in our U.S. operations and a $0.1 million decrease in amortization expense, partially offset by a $1.6 million increase in our SG&A costs.

Operating income for Holdings for the nine months ended September 30, 2012 totaled $17.6 million and included $0.2 million of additional selling, general and administrative expenses.

Income Tax Expense (Benefit). Income tax expense for Stanadyne in the nine months ended September 30, 2012 totaled $0.5 million and 27.3% of pre-tax income versus an income tax benefit of $0.9 million and 45.3% of pre-tax loss in the nine months ended September 30, 2011. The effective income tax rates differed from the amount computed by applying the U.S. statutory rate of 35% to pre-tax income (loss) in 2012 and 2011. The difference in 2012 resulted primarily from the non-deductible changes to the SAPL debenture option, foreign taxes, and the profitability in foreign jurisdictions where the related tax impact was offset by corresponding changes in valuation allowances. The difference in 2011 resulted primarily from profitability in foreign jurisdictions where the related tax impact was offset by corresponding changes in valuation allowances.

Income tax benefit for Holdings in the nine months ended September 30, 2012 was essentially zero versus an income tax benefit of $3.5 million and 31.2% of pre-tax loss in the nine months ended September 30, 2011. The effective income tax rates differed from the amount computed by applying the U.S. statutory rate of 35% to the pre-tax loss in 2012 and 2011. The difference in 2012 resulted primarily from increases to the valuation allowances, the non-deductible changes to the SAPL debenture options, and non-deductible interest expense at Holdings. The difference in the effective tax rate as compared to the statutory rate for 2011 resulted primarily from non-deductible interest expense and from profitability in foreign jurisdictions where the related tax impact was offset by corresponding changes in the foreign valuation allowances.

Net Income(Loss). Net income for Stanadyne in the nine months ended September 30, 2012 totaled $0.5 million and 0.2% of net sales versus net loss of $1.0 million and 0.5% of net sales in the nine months ended September 30, 2011. The $1.5 million increase in net income was due to a $5.1 million increase in operating income, a $0.3 million increase in interest expense, a $0.7 million increase in other expenses, a $1.1 million increase in net income attributable to the non-controlling interest and a $1.5 million increase in income tax expense on higher earnings.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Net loss for Holdings in the nine months ended September 30, 2012 totaled $8.4 million, reflecting a $8.9 million difference from the net income reported for Stanadyne due to $9.2 million of additional interest expense on the Discount Notes, partially offset by $0.5 million of lower tax expense. Net loss for Holdings in the nine months ended September 30, 2011 totaled $7.6 million and was $6.7 million more than the net loss reported for Stanadyne due to $9.2 million in additional interest expense on the Discount Notes, partially offset by $2.6 million of additional income tax benefits.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents on hand, which totaled $1.4 million on September 30, 2012, and cash flows from operations, supplemented as needed by our short term financing arrangements described below. Our revolving credit agreement with Wells Fargo Capital Finance, LLC (“U.S. Revolver”) provides for borrowings of up to $55.8 million, based on Availability, as defined in the agreement, and is secured by all Stanadyne and SIHC U.S.-based assets, as well as a pledge of 65% of Stanadyne’s stock in SpA, SAPL, and SCC. There was $28.4 million borrowed under the U.S. Revolver as of September 30, 2012. As of September 30, 2012, the U.S. Revolver had Availability of $19.6 million, after reflecting $28.4 million of borrowings and $3.4 million used for standby letters of credit, as well as other limitations related to inventory and accounts receivable.

Indebtedness for Stanadyne as of September 30, 2012 totaled $204.0 million and was comprised of $160.0 million of Notes, $28.4 million of borrowings under the U.S. Revolver, $7.9 million in foreign overdraft and revolving credit facilities, $1.2 million of SAPL debentures and $6.4 million in foreign term loans. The U.S. Revolver is subject to a fixed charge coverage ratio covenant test, if availability is less than $4.0 million, and certain other affirmative and negative covenants common to an asset-backed loan agreement. The U.S. Revolver also limits the amount of dividends and other payments that can be made by Stanadyne.

Indebtedness for Holdings as of September 30, 2012 totaled $304.0 million comprised of the same debt balances for Stanadyne, plus an additional $100.0 million of Discount Notes. The Discount Notes accreted to their full face value in August 2009 and carry a 12% coupon that is payable semi-annually in February and August. The payments are made by Holdings using cash from dividends paid by SIHC which are received from Stanadyne. These dividends must be in compliance with the terms of the U.S. Revolver and the indenture governing the Notes.

Our financial position, results of operations and cash flows have been and may continue to be adversely affected by changes in the global economy, significant volatility in the worldwide capital, credit and commodities markets, concerns about inflation, lower corporate profits, investments in future commercial programs, and anticipated increased capital spending. Holdings incurred net losses in each of the last three years and the nine months ended September 30, 2012 and had negative cash flows from operations in the last two years and the nine months ended September 30, 2012. Stanadyne incurred a net loss and negative cash flows from operations in 2011. Holdings and Stanadyne are both highly leveraged with total debt of $304.0 million and $204.0 million, respectively, outstanding at September 30, 2012. The indenture governing Stanadyne’s Senior Subordinated Notes limits the amount of dividends that can be paid to an amount calculated under a Restricted Payments Basket (as defined by the terms of the indenture) (“RP Basket”). Holdings relies on cash dividends from SIHC which are received from Stanadyne to make semi-annual interest payments on the Holdings Senior Discount Notes. Failure to make these interest payments would result in an event of default under the terms of the Holdings Senior Discount Notes. Kohlberg has advised Holdings that it will provide financial assistance to Holdings, to the extent necessary, in meeting the semi-annual interest payments that will come due through February 15, 2014. If necessary, Kohlberg will provide Holdings with an equity infusion of up to $6 million. The Company believes that the combination of cash and cash equivalents on hand, availability under the U.S. Revolver, expected cash flows from operations, limited financial assistance from Kohlberg, and ongoing liquidity initiatives will provide sufficient liquidity over the next 12 months to meet its obligations. However, the factors described above create potential uncertainty, and management will continually monitor the Company’s revenues and operating cash flows against expectations. In the event the Company’s forecasts to generate sufficient operating cash flows are not realized, the Company may need to reduce headcount, reduce other spending, reduce or delay capital investments and product development, incur more indebtedness, restructure existing indebtedness, raise additional equity capital, or a combination of these items, which may have a further negative impact on its business, results of operations, and cash flows. In addition, the Company’s current debt agreements limit its ability to incur additional indebtedness, so the ability to borrow additional money may be limited by the Company’s debt holders or by conditions in the credit markets.

Cash Flows from Operating Activities. Stanadyne’s cash flows from operating activities provided $0.4 million in cash during the nine months ended September 30, 2012 as compared to $11.3 million cash consumed during the same period of 2011. Increased operating income and lower cash requirements for working capital accounts resulted in $11.7 million less year-over-year cash required by operating activities in the first nine months.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Changes in asset and liability accounts, primarily working capital accounts, consumed $7.1 million less cash in the nine months ended September 30, 2012 versus the same period in the prior year. The significant changes to our working capital accounts were as follows:

•

Cash flows from changes in accounts receivable consumed $2.6 million less cash in the nine months ended September 30, 2012 versus the same period in 2011 due primarily to lower sales in the third quarter of 2012. The average days sales outstanding for our accounts receivable increased from 50.7 days at September 30, 2011 to 59.7 days as of September 30, 2012 as a result of slower payments from our customers in Europe and India. Stanadyne continues to carefully manage customer credit and collections activities.

•

Cash flows from changes in inventory levels consumed $7.5 million less cash in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. Inventory increased in the nine months ended September 30, 2012 by $1.1 million, as compared to a $8.6 million increase in the nine months ended September 30, 2011 when we built inventory in order to meet customer delivery schedules while we moved equipment to different locations and established new sources for some parts from our external supply base. As U.S.-based operations became more efficient, inventory levels decreased by $3.3 million in the nine months ended September 30, 2012 as compared to the $3.4 million increase in inventory during the same period in 2011. Lower sales this year drove inventory levels in our Italy-based operations lower by $0.2 million in the first nine months of 2012, resulting in a $1.1 million improvement from the same period a year ago. There were minor changes in the nine month year-over-year comparison of cash flows from changes in inventory levels in our India and China-based operations. While inventory turnover for Stanadyne improved from 5.1x at September 30, 2011 to 5.9x as of September 30, 2012, management believes that additional improvements can be realized. Enhancements to our inventory planning and scheduling processes are expected to provide further inventory reductions in 2012.

•

Cash flows from changes in other current asset accounts consumed $1.7 million more cash in the nine months ended September 30, 2012 than in the same period of 2011, due to expenditures for tooling that will be reimbursed in 2013, changes in prepaid income taxes, and timing of deposits and annual prepaid expenses.

•

Cash flows from changes in accounts payable balances consumed $6.1 million more cash in the nine months ended September 30, 2012 than the same period in 2011. Accounts payable balances decreased by $1.1 million in the nine months ended September 30, 2012 versus a $5.0 million increase during the comparable period of 2011 that reflected a higher value for purchased materials resulting from the outsourcing of components previously manufactured in our Windsor, Connecticut facility, as well as extended payment terms to some of our supply base.

•

Cash flows from changes in all other asset and liability accounts consumed $4.8 million less cash in the nine months ended September 30, 2012 than in the comparable period of 2011. This difference was due primarily to differences in timing of disbursements between the two periods, including a $3.0 million amount paid in 2011 for performance bonuses accrued in the prior year.

Cash flows from operating activities for Holdings in the nine months ended September 30, 2012 were $12.0 million less than the amount reported for Stanadyne due to $12.0 million of interest payments made for the Discount Notes.

Cash Flows from Investing Activities. Cash flows from investing activities for the nine months ended September 30, 2012 totaling $10.0 million were primarily for capital expenditures and were $6.1 million more than the $3.9 million in capital expenditures in the nine months ended September 30, 2011. Capital expenditures are higher in 2012 as a result of our investment in manufacturing equipment in our U.S. plants to support the 2013 launch of a high pressure gasoline pump program.

Cash Flows from Financing Activities. Stanadyne’s cash flows from financing activities in the nine months ended September 30, 2012 provided $8.4 million in cash compared to $1.1 million of cash provided by financing activities in the nine months ended September 30, 2011.

Cash flows from financing activities in our U.S. operations in the nine months ended September 30, 2012 included $20.4 million of net cash proceeds from borrowings against the U.S. Revolver and $12.0 million of dividends paid by Stanadyne.

Cash flows from financing activities in SAPL during the nine months ended September 30, 2012 were comprised of net cash proceeds of $0.8 million against outstanding revolving loan commitments and $0.8 million of payments against outstanding term loan commitments. Cash flows from financing activities in SpA included payments of $0.4 million against outstanding revolving loan commitments as well as $0.3 million in payments of capital lease obligations. Cash flows from financing activities in SCC were comprised of $0.9 million of cash used to reduce overdraft borrowings and short term bankers acceptance notes as well as $0.1 million in payments of capital lease obligations.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Cash flows from financing activities for Holdings in the nine months ended September 30, 2012 included the amounts reported for Stanadyne less the dividends paid by Stanadyne. Cash flows from financing activities for Holdings in the nine months ended September 30, 2011 included the amounts reported for Stanadyne less the dividends paid by Stanadyne, as well as $0.1 million for the repurchase of common stock from former employees.

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

The value of the invested Pension Plan assets grew to $90.1 million as of September 30, 2012, representing a $10.9 million increase from the $79.1 million value at December 31, 2011. The Company contributed $4.9 million to the Pension Plan during the nine months ended September 30, 2012 and expects the minimum required contributions to the Pension Plan to total approximately $5.0 million in 2012. The 2012 pension contributions reflect a lower amount than originally projected as a result of the funding stabilization legislation passed by Congress, Moving Ahead for Progress in the 21st Century Act. The Company contributed $4.8 million to the Pension Plan in the nine months ended September 30, 2011 and $6.0 million for the full year of 2011.

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

Inventory Reserves. Inventories are stated at the lower of cost or market. The principal components of costs included in inventories are materials, labor, subcontract costs and overhead. The Company uses the last-in/first-out (“LIFO”) method of valuing the cost of its inventory, except for the inventories of SCC, SpA and SAPL, for which the costs are valued using the first-in/first-out (“FIFO”) method. Application of purchase accounting to the Company’s inventories in conjunction with the 2004 change in control resulted in a base year LIFO inventory value that is greater than the current FIFO value. The LIFO inventory asset value represents the amount necessary to state the Company’s U.S.-based inventories valued on a FIFO basis to a LIFO basis.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

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

There have been no material changes in market risks from those disclosed in Item 7A of the Company’s Amendment No.1 to Annual Report on Form 10-K/A for the year ended December 31, 2011.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

ITEM 4:	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Holdings

As of September 30, 2012, an evaluation of the effectiveness of the design and operation of Holdings’ disclosure controls and procedures was conducted by management under the supervision and with the participation of the President and Chief Financial Officer of Holdings. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and including that such information is accumulated and communicated to management, including the President and Chief Financial Officer of Holdings, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation and the previously identified material weakness in internal control over financial reporting described below, the President and Chief Financial Officer of Holdings have concluded that, as of September 30, 2012, Holdings’ disclosure controls and procedures were not effective.

In light of the material weakness described below, Holdings performed additional analyses and other procedures to ensure that Holdings’ condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles and accurately reflect the results for the three and nine months ended September 30, 2012. As a result, notwithstanding the material weakness discussed below, management concluded that the condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects Holdings’ financial position, results of operations and cash flows for the nine months ended September 30, 2012.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Stanadyne

As of September 30, 2012, an evaluation of the effectiveness of the design and operation of Stanadyne’s disclosure controls and procedures was conducted by management under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Stanadyne. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and including that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Stanadyne, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation and the previously identified material weakness in internal control over financial reporting described below, the Chief Executive Officer and Chief Financial Officer of Stanadyne have concluded that, as of September 30, 2012, Stanadyne’s disclosure controls and procedures were not effective.

In light of the material weakness, Stanadyne performed additional analyses and other procedures to ensure that Stanadyne’s condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles and accurately reflect the results for the three and nine months ended September 30, 2012. As a result, notwithstanding the material weakness discussed below, management concluded that the condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects Stanadyne’s financial position, results of operations and cash flows for the nine months ended September 30, 2012.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

(b) Changes in internal control

Holdings and Stanadyne

There were no changes in internal control over financial reporting that occurred during third quarter 2012 that materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

We revised the consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006, within our Annual Report on Form 10-K for the year ended December 31, 2011, as amended, as described in Note 2 in Part II, Item 8 of such Annual Report.

Other Remediation Activities

Management believes that previous changes in internal control that have been implemented and continue to function have strengthened the Company’s internal control over financial reporting and will eventually remediate the identified material weakness. Such changes include:

•

filling our Manager of Financial Reporting position in Q4-2011 with an accountant with the necessary knowledge, experience and expertise in U.S. GAAP with respect to significant non-routine transactions and technical accounting matters. This position was vacant for a portion of the year in 2011, during which time we filled the position in a temporary capacity with an accountant with the necessary knowledge, experience and expertise in U.S. GAAP with respect to significant non-routine transactions and technical accounting matters; and

•

continuing periodic internal control and accounting training for our accounting department designed to ensure our accounting personnel further develops its knowledge, expertise and training in U.S. GAAP with respect to significant non-routine transactions and technical accounting matters.

As efforts continue to evaluate and enhance internal control over financial reporting, management may determine that additional measures must be taken to address these control deficiencies or may determine that it needs to modify or otherwise adjust the remediation measures described below.

Ongoing improvement initiatives include:

•

Evaluating existing staff members relative to their knowledge of U.S. GAAP and non-routine accounting issues, and as a result making changes to ensure those in positions of review and oversight have the knowledge, experience and training necessary to perform such reviews.

•

Assessing staffing levels and roles and responsibilities in our corporate finance group to ensure there remains adequate capacity for monitoring of significant non-routine and technical accounting matters.

•

Continuing to monitor and implement additional financial reporting controls as necessary to address evolving business processes and updating accounting policies for new business developments and accounting pronouncements.

•

Continuing to expand and modify our financial reporting controls to ensure that significant, complex and non-routine transactions are timely identified, researched, documented, reviewed and evaluated so that such transactions are properly recorded and disclosed in accordance with U.S. GAAP.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Because the reliability of the internal control process requires repeatable execution, the successful remediation of this material weakness will require review and evidence of effectiveness prior to management concluding on the effectiveness of those controls. The enhancements that have been implemented by management since the fourth quarter of 2010 and during 2011 continue to function effectively as designed; however, we are continuing to monitor these controls to ensure they are sustainable over a sufficient period of time.

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

Stanadyne Holdings, Inc.
(Registrant)

Date: November 9, 2012	By:	/s/ Stephen S. Langin
Stephen S. Langin
Chief Financial Officer

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stanadyne Corporation
(Registrant)

Date: November 9, 2012	By:	/s/ Stephen S. Langin
Stephen S. Langin
Vice President and Chief Financial Officer

EXHIBIT INDEX:

31.1	Certification of President of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer and Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T.