Form 10-K
period 2012-12-31
STANADYNE CORP; Stanadyne Holdings, Inc.
filed 2013-03-29
CIK 1053439, 1323274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

As of December 31, 2012, there was no established public trading market for the shares of either of the registrant’s common stock, and no shares of common stock were held by non-affiliates of either registrant.

The number of shares of the registrant’s common stock (only one class for each registrant) outstanding as of March 1, 2013:

Stanadyne Holdings, Inc.	105,652,581 shares

Stanadyne Corporation	1,000 shares (100% owned by Stanadyne Intermediate Holding Corp., a direct and wholly-owned subsidiary of Stanadyne Holdings, Inc.)

DOCUMENTS INCORPORATED BY REFERENCE - None

STANADYNE HOLDINGS, INC.

STANADYNE CORPORATION

FORM 10-K

EXPLANATORY NOTES

Presentation

This Form 10-K is a combined annual report being filed separately by two registrants: Stanadyne Holdings, Inc. and Stanadyne Corporation. Unless the context indicates otherwise, any reference in this report to “Holdings” refers to Stanadyne Holdings, Inc., and any reference to “Stanadyne” refers to Stanadyne Corporation, the indirect wholly-owned subsidiary of Holdings. The “Company,” the “Companies,” “we,” “us” and “our” refer to Stanadyne Holdings, Inc. together with its direct and indirect subsidiaries, including Stanadyne Corporation. Each registrant hereto is filing on its own behalf all of the information contained in this annual report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

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

GENERAL

Stanadyne Holdings, Inc. (“Holdings”) owns all of the outstanding common stock of Stanadyne Intermediate Holdings Corp. (“SIHC”). The name of SIHC was changed on July 29, 2009 from Stanadyne Automotive Holding Corp. (“SAHC”). SIHC owns all of the outstanding common stock of Stanadyne Corporation (together with its consolidated subsidiaries, “Stanadyne”). A majority of the outstanding common stock of Holdings is owned by funds managed by Kohlberg Management IV, L.L.C. Collectively, Holdings, SIHC and Stanadyne hereinafter are referred to as the “Company.” Holdings and Stanadyne are separate reporting companies. Holdings is a holding company with no operations beyond those of its indirectly, wholly-owned subsidiary, Stanadyne. Stanadyne is a leading designer and manufacturer of highly engineered, precision manufactured engine components, including fuel injection equipment for diesel and gasoline engines. With over 130 years of machining experience and over 50 years as a supplier of diesel fuel injection equipment, Stanadyne’s core competencies in product design, precision machining, and the assembly and testing of complex components have earned the Company a reputation for innovative, high quality products. The Company possesses an extremely broad range of manufacturing technology and know-how and is capable of high-volume production runs, machining high-quality components within tolerances of 20 millionths of an inch on a cost-effective basis. In addition to designing and manufacturing, the Company manufactures and assembles, on an exclusive contract basis, components designed by other companies.

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

OVERVIEW

Stanadyne is one of only five independent worldwide manufacturers of diesel fuel injection systems selling to the geographic areas in which the Company competes. Net sales for Stanadyne were $251.5 million, $245.8 million and $250.6 million for 2012, 2011 and 2010, respectively. Operating income for Stanadyne was $22.5 million, $11.0 million and $20.9 million for 2012, 2011 and 2010, respectively. Total assets of Stanadyne were $364.3 million, $368.9 million and $381.0 million at December 31, 2012, 2011 and 2010, respectively.

Products. Stanadyne manufactures its own proprietary products including pumps for gasoline engines and diesel engines (up to 250 horsepower, an engine range comprising approximately 90% of all diesel engines produced worldwide), fuel injectors and fuel filtration systems for diesel engines and various non-proprietary products manufactured under contract for other companies. Stanadyne sells its fuel injection products to its customers on an individual component basis or by complete line. The primary focus of Stanadyne is the agricultural and industrial off-highway segments of the market, although the increased fuel injection pressures required by some on-highway engines are good applications for Stanadyne technology. Fuel pumps and injectors, Stanadyne’s primary products, are the most highly engineered, precision manufactured components on a diesel engine and comprise the core components of a diesel engine’s fuel system. Because fuel system components are so elemental to the proper functioning and optimal performance of a diesel engine, they are essentially custom engineered for a specific engine platform. As a result, the Company typically supplies these components on a sole source basis for the life of engine platforms and enjoys a leading position in the aftermarket for its products. Stanadyne also manufactures diesel fuel management systems including fuel filters, fuel heaters and water separators, oil pumps and other precision manufactured components and distributes diesel fuel conditioners, stabilizers and diesel engine diagnostic equipment. Stanadyne has more recently been developing fuel pumps for high pressure gasoline engines for the on-highway market. Due to its competencies in precision manufacturing, assembly and testing of complex products, the Company also manufactures and assembles, on an exclusive contract basis, components designed by other companies.

Customers. Stanadyne’s primary customers are OEMs of diesel engines. Stanadyne’s largest customers, Deere & Company (“Deere”) and Cummins, Inc. (“Cummins”), accounted for $118.1 million, or 47.0% of Stanadyne’s 2012 net sales. In 2011, Deere, Cummins and Ford Motor Company (“Ford”) accounted for $119.5 million, or 48.6% of Stanadyne’s 2011 net sales. In 2010, Deere, Cummins and Daimler, AG (“Daimler”) accounted for $123.4 million, or 49.2% of Stanadyne’s 2010 net sales. Deere was the only customer that accounted for more than 10% of Stanadyne’s net sales in 2012, 2011 and 2010, at 41.4%, 38.3%, and 35.4%, respectively.

Stanadyne supports the servicing of its own products through sales of aftermarket units and parts to the service organizations of its OEM customers, through its own global network of authorized distributors and dealers, and through major aftermarket distribution companies. Total shipments to all service market channels represented 50.2%, 44.8% and 46.0% of Stanadyne’s sales in 2012, 2011 and 2010, respectively.

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

EMPLOYEES

At December 31, 2012, the Company employed approximately 1,730 people of whom approximately 32% were salaried and 68% were hourly employees. All of the Company’s employees are non-unionized with the exception of those in Stanadyne, S.p.A. (“SpA”). The Company believes its relations with its employees are good.

TECHNOLOGY, RESEARCH AND DEVELOPMENT

Engine manufacturers are required to continually improve engine performance and fuel economy. This often requires improvements in fuel systems technologies. Accordingly, the Company’s research and development investment is significant. In general, the Company funds its own research and development expenses, although some of those expenses may be customer-funded during the pre-production program phase. Research and development costs incurred for 2012, 2011 and 2010 were $19.7 million, $18.1 million and $15.2 million, respectively, of which $4.2 million, $4.1 million and $1.9 million, respectively, were reimbursed by customers.

Once an OEM commits to purchasing a product from the Company, which usually occurs one to three years into the development or application process, the Company may need to make capital expenditures for the machinery, equipment and tooling necessary for engine program launch, ramp-up and production volume increases. Furthermore, given the significant existing investment in plant and equipment, the Company has on-going programs to maintain, upgrade and replace its fixed assets. In 2012, 2011 and 2010, the Company spent $12.1 million, $5.2 million and $14.9 million, respectively, on capital expenditures.

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

The sales to OEM and Service customers during 2012, 2011 and 2010 were as follows (dollars in millions):

	2012	2011	2010
OEM	$125.2	$135.7	$135.3
Service	126.3	110.1	115.3

Total net sales	$251.5	$245.8	$250.6

Information regarding net sales to geographic areas, operating income from manufacturing facilities in geographic areas and assets by geographic areas for the years ended December 31, 2012, 2011 and 2010 appear below (dollars in millions).

	2012	2011	2010
* Net sales:
United States	$101.7	$94.2	$101.0
Mexico	33.2	29.9	27.1
France	25.4	26.5	23.2
United Kingdom	20.5	21.4	17.9
India	19.4	15.6	12.6
Italy	16.2	17.3	14.8
Germany	9.5	16.2	31.0
All other geographic areas	25.6	24.7	23.0

Total net sales	$251.5	$245.8	$250.6

*	Net sales were the same for Holdings and Stanadyne.

	2012	2011	2010
Holdings operating income (loss):
United States	$16.4	$7.3	$27.6
Italy	0.2	2.7	(1.8)
India	4.9	1.1	(3.2)
China	0.7	(0.2)	(1.7)

Total operating income	$22.2	$10.9	$20.9

Stanadyne operating income (loss):
United States	$16.7	$7.4	$27.6
Italy	0.2	2.7	(1.8)
India	4.9	1.1	(3.2)
China	0.7	(0.2)	(1.7)

Total operating income	$22.5	$11.0	$20.9

	December 31, 2012	December 31, 2011
* Long-lived assets:
United States	$48.6	$39.9
Italy	11.8	13.1
India	9.6	11.1
China	9.4	10.4

Total long-lived assets	$79.4	$74.5

*	Long-lived assets were the same for Holdings and Stanadyne.

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

ENVIRONMENTAL MATTERS

The Company’s facilities are subject to federal, state and local environmental requirements, including those governing discharges to the air and water, the handling and disposal of industrial and hazardous wastes, and the remediation of contamination associated with releases of hazardous substances. The Company operates under various environmental permits and approvals, the violation of which may subject the Company to fines and penalties. There are no known violations of environmental permits or approvals that may have a material adverse effect to the Company’s financial position or results of operations. The Company’s manufacturing operations involve the use of hazardous substances and, if a release of hazardous substances occurs or has occurred on or from the Company’s facilities, the Company may be held liable and may be required to pay the cost of remedying the condition. The amount of any such liability could be material. Pursuant to the terms of the acquisition of the Company on December 11, 1997, Metromedia agreed to conduct and complete remediation of soil and groundwater contamination at the Company’s Windsor, CT and Jacksonville, NC locations. While many of these remediations are underway and Metromedia agreed to complete these remediations and has indemnified the Company with respect to these matters and certain other environmental matters, there can be no assurance that Metromedia has the ability to completely fulfill its obligations to indemnify the Company for such matters. While the Company believes Metromedia will be able to meet its financial obligations, if Metromedia is unable to do so, the Company would be responsible for such matters and the cost could be material. Metromedia’s commitment to indemnify the Company has not changed as a result of the Transactions. See Note 21 of notes to the consolidated financial statements contained in Item 8 of this report.

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

•	our ability to satisfy our debt obligations, including related covenants;

•	increases in our cost of borrowing or inability or unavailability of additional debt or equity capital;

•	changes in the performance or growth of our customers;

•	changes in technology, manufacturing techniques or customer demands;

•	loss or adverse change in our relationship with our material customers;

•	increased competition and pricing pressures in our existing and future markets;

•	changes in the price and availability of raw materials, particularly steel and aluminum;

•	risks associated with international operations;

•	the loss of key members of management;

•	risk that our intellectual property may be misappropriated;

•	adverse state or federal legislative or regulatory developments or litigation or other disputes; and

•	loss of any of our key manufacturing facilities.

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

Our business may not generate cash flow in an amount sufficient to enable us to pay the principal of, or interest on, our indebtedness. If we cannot fund our liquidity needs, we will have to take actions such as reducing or delaying capital expenditures and product development efforts; reducing headcount, selling assets; restructuring or refinancing our debt; or seeking additional equity capital. Such actions could further negatively impact our ability to generate cash flows. We cannot assure you that any of these actions could, if necessary, be effected on commercially reasonable terms, or at all, or that they would permit us to meet our scheduled debt service obligations. Certain of our debt agreements limit the use of the proceeds from any disposition of assets, and, as a result, we may not be allowed, under those agreements, to use the proceeds from such dispositions to satisfy all current debt service obligations. Our current debt agreements limit our ability to incur additional indebtedness, so our ability to borrow additional money may be limited by our debt holders or by conditions in the credit markets. In addition, if we incur additional debt, the risks associated with our substantial leverage, including the risk that we will be unable to service our debt or generate enough cash flow to fund our liquidity needs, could intensify.

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

Because of the relative importance of our largest customers and the high degree of concentration with OEMs in the off-highway markets, our business is exposed to a high degree of risk related to customer concentration. Our top five customers represented 55.5% of net sales in 2012. None of our top customers are obligated to continue to produce the engines which require our products or renew contracts with us when they expire. A substantial decrease in orders from any of our large customers could have a material adverse effect on us. Even if we maintain our relationships, net sales concentration as a result of these relationships increases the potential impact to our business that could result from any changes in the economic terms of that relationship. Any change in our relationships could have a material impact on our financial position and results of operations. Any changes could, for example, result in decreased sales. Relationships with our customers for the development of new products are also important, and our net sales will be significantly diminished if we fail to maintain these prospective development relationships. In addition, because our customer base is highly concentrated and the maintenance of these relationships is of significant importance to us, from time to time we may find it necessary to allow price reductions as to certain of our products. If we were unable to reach agreement on pricing with one or more of our major customers, or if we were forced to accept an economic arrangement in which pricing was materially lower than in our past experience, our sales and profitability would be materially harmed.

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

Our business is subject to certain risks associated with doing business internationally. Approximately 59.5% of our net sales in 2012 were derived from products sold outside of the United States. In addition, we operate three manufacturing facilities outside of the United States. Accordingly, our future results could be harmed by a variety of factors associated with foreign operations, including:

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

In addition, fluctuations in currency exchange rates may significantly impact our results of operations and affect the comparability of our results between financial periods. Because the results of the operations and the financial position of our foreign subsidiaries are reported in the relevant foreign currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, our financial results are impacted by currency fluctuations between the dollar and the euro, the dollar and the Chinese yuan, the dollar and the Indian rupee and, to a lesser extent, other currencies which are unrelated to our underlying results of operations. We have not entered into contracts to hedge our currency risk.

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

A portion of our active and retired employees participate in defined benefit plans. As of December 31, 2012, the fair value of assets of our pension plan was less than the projected benefit obligation of the plan. The Company is obligated to provide the required levels of benefits regardless of the value of the underlying assets, if any, of the applicable defined benefit plans. These underlying assets are subject to investment risk and market fluctuation which may require additional cash contributions from us to pay benefits which could have an adverse material impact on our ability to generate sufficient cash to invest in the growth of the business.

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

New regulations related to conflict minerals could adversely impact our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These new requirements will require due diligence efforts in fiscal 2013, with initial disclosure requirements beginning in May 2014. There will be costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

Holdings is solely responsible for paying certain promissory notes it issued and since it has no independent operations and its subsidiaries are restricted up to a certain limit from making distributions to Holdings, Holdings may be unable to repay the notes.

On December 20, 2004, Holdings issued $100 million of senior discount notes (the “Discount Notes”) due in 2015. The Discount Notes bear interest at a stated annual rate of 12%. The Discount Notes are unsecured senior obligations of Holdings and are subordinated to all existing and future senior indebtedness. The Discount Notes are not guaranteed by any of Holdings’ subsidiaries and are effectively subordinated to all of Stanadyne’s secured debt. Holdings has no independent financial resources of its own. The indenture governing Stanadyne’s senior subordinated notes limits the amount of dividends that can be paid to an amount calculated under a Restricted Payments Basket (as defined by the terms of the indenture) (“RP Basket”). Holdings relies on dividends from SIHC which are received from Stanadyne to make semi-annual interest payments on its senior discount notes. Failure to make these interest payments would result in an event of default under the terms of the senior discount notes. Kohlberg has advised Holdings that it will provide financial assistance to Holdings, to the extent necessary, in meeting the semi-annual interest payments that will be due over the next twelve months. If necessary, Kohlberg will provide Holdings with an equity infusion of up to $8 million, although management believes that such full amount will not be required during this period. Should Kohlberg be unable to provide this financial assistance to Holdings and the amounts available in the RP Basket not be sufficient to allow dividends from SIHC which are received from Stanadyne to pay the interest on Holdings senior discount notes, an event of default would occur.

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

As of March 1, 2013, SIHC was the holder of record of all the outstanding shares of common stock, par value, $.01 per share, of Stanadyne (the “Stanadyne Common Stock”). Also as of March 1, 2013, Holdings was the holder of record of all the outstanding shares of common stock, par value, $.01 per share, of SIHC (the “SIHC Common Stock”). There is no established trading market for the Stanadyne Common Stock or the SIHC Common Stock. Stanadyne is restricted in the amount of dividends it can pay under the covenants of its subordinated note indenture and revolving credit agreements. Stanadyne does not have any compensation plans under which its equity securities are authorized for issuance.

As of March 1, 2013, Holdings is authorized by its Certificate of Incorporation to issue 150,000,000 shares of common stock, par value $0.01 per share (“Holdings Common Stock”), of which 105,652,581 shares were outstanding. Holdings is restricted from paying dividends under the covenants of its Discount Notes indenture. A group of investors led by Kohlberg and current and retired members of management of the Company, totaling 32 holders, own substantially all of Holdings Common Stock. There is no established trading market for Holdings Common Stock.

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

Holdings created the 2004 Equity Incentive Plan (“Option Plan”), which provides for the grant of non-qualified stock options to certain key employees and/or directors of the Company. The following table sets forth information regarding the Option Plan as of December 31, 2012. Holdings’ stockholder-approved Option Plan is described further in Note 16 of the Notes to Consolidated Financial Statements contained in Item 8 of this Report.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	14,778,750	(1)	$0.49	478,670
Equity compensation plans not approved by security holders	None		Not applicable	Not applicable

Total	14,778,750	(1)	$0.49	478,670

(1)	Consists of 3,008,750 vested outstanding exercisable options and 11,770,000 unvested outstanding options.

On October 10, 2012, Holdings granted one employee options to purchase 1,000,000 shares of Holdings Common Stock at an exercise price of $0.47 per share. The options granted vest ratably annually over a four-year period from the date of grant, subject to the achievement of various performance benchmarks, and expire ten years from the date of grant. Holdings issued such shares and granted such options in reliance upon the exemption from the registration requirements of the Securities Act of 1933 as amended, under Section 4(2) of the Securities Act.

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

The following table sets forth selected consolidated historical financial and operating data of the Company and its subsidiaries for the five years ended December 31, 2012. The selected consolidated financial data were derived from the consolidated financial statements of the Company for the years ended December 31, 2012, 2011, 2010, 2009 and 2008. The data presented below should be read in conjunction with the Company’s consolidated financial statements and the related footnotes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” (dollars in thousands)

			Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
			December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
STANADYNE HOLDINGS, INC.
Statement of Operations Data:
Net sales			$251,459	$245,761	$250,593	$185,848	$280,473
Cost of goods sold			182,682	187,459	177,380	139,031	203,524

Gross profit			68,777	58,302	73,213	46,817	76,949
Selling, general and administrative expenses			46,591	47,386	52,361	37,760	42,601
Goodwill impairment	(a	)	—	—	—	6,547	—

Operating income			22,186	10,916	20,852	2,510	34,348
Interest expense and other, net			33,167	32,100	30,800	29,726	28,952

(Loss) income before income tax expense (benefit)			(10,981)	(21,184)	(9,948)	(27,216)	5,396
Income tax expense (benefit)	(b	)	524	11,316	38	(3,510)	3,135

Net (loss) income from continuing operations			(11,505)	(32,500)	(9,986)	(23,706)	2,261
Non-controlling interest in (income) loss of consolidated subsidiary			(1,218)	334	1,508	886	47

(Loss) income from continuing operations attributable to stockholders			$(12,723)	$(32,166)	$(8,478)	$(22,820)	$2,308

Balance Sheet Data (at year end):
Property, plant and equipment, net			$79,391	$74,528	$80,023	$78,860	$80,933
Total assets			362,471	366,906	382,072	378,828	418,859
Long-term debt and capital leases (including current portion)			301,690	285,851	276,984	267,497	273,530
Total (deficit) equity			(64,156)	(47,319)	1,245	13,713	30,799
Ratio of earnings to fixed charges (See Exhibit 12)			(c )	(c )	(c )	(c )	1.2

(a)	In the fourth quarter of 2009, the Company recorded a goodwill impairment charge of $6.5 million related to its Stanadyne, SpA reporting unit.
(b)	In 2007, the Company recorded a $4.0 million valuation allowance on certain deferred tax assets at its wholly owned subsidiary, Stanadyne, SpA and in 2011 reversed $1.9 million of the valuation allowance related to current year utilization of net operating losses and the passage of new tax legislation in Italy. Also in 2011, the Company recorded a $19.1 million valuation allowance at Stanadyne Holdings, Inc. Refer to Note 14 of the Consolidated Financial Statements included at Item 8 of this Annual Report for additional information.
(c)	In 2012, 2011, 2010 and 2009, ratios are not presented as such amounts were lower than 1.0. The deficiency of earnings at Stanadyne Holdings, Inc. was $10,981, $21,184, $9,948 and $27,216 during the years ended December 31, 2012, 2011, 2010 and 2009, respectively.

			Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
			December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
STANADYNE CORPORATION
Statement of Operations Data:
Net sales			$251,459	$245,761	$250,593	$185,848	$280,473
Cost of goods sold			182,682	187,459	177,380	139,031	203,524

Gross profit			68,777	58,302	73,213	46,817	76,949
Selling, general and administrative expenses			46,290	47,278	52,303	37,700	42,539
Goodwill impairment	(a	)	—	—	—	6,547	—

Operating income			22,487	11,024	20,910	2,570	34,410
Interest expense and other, net			20,907	19,840	18,539	17,973	18,497

Income (loss) before income tax expense			1,580	(8,816)	2,371	(15,403)	15,913
Income tax (benefit) expense	(b	)	68	(4,260)	3,300	(204)	6,052

Net income (loss) from continuing operations			1,512	(4,556)	(929)	(15,199)	9,861
Non-controlling interest in (income) loss of consolidated subsidiary			(1,218)	334	1,508	886	47

Income (loss) from continuing operations attributable to stockholder			$294	$(4,222)	$579	$(14,313)	$9,908

Balance Sheet Data (at year end):
Property, plant and equipment, net			$79,391	$74,528	$80,023	$78,860	$80,933
Total assets			364,309	368,913	380,998	377,494	417,105
Long-term debt and capital leases (including current portion)			201,690	185,851	176,984	167,496	180,496
Total equity			47,836	61,824	88,141	103,495	111,915
Ratio of earnings to fixed charges (See Exhibit 12)			1.1	(c )	1.1	(c )	1.8

(a)	In the fourth quarter of 2009, the Company recorded a goodwill impairment charge of $6.5 million related to its Stanadyne, SpA reporting unit.
(b)	In 2007, the Company recorded a $4.0 million valuation allowance on certain deferred tax assets at its wholly owned subsidiary, Stanadyne, SpA and in 2011 reversed $1.9 million of the valuation allowance related to current year utilization of net operating losses and the passage of new tax legislation in Italy. Refer to Note 14 of the Consolidated Financial Statements included at Item 8 of this Annual Report for additional information.
(c)	In 2011 and 2009, the ratios are not presented as such amounts were lower than 1.0. The deficiency of earnings at Stanadyne Corporation was $8,816 and $15,403 during the year ended December 31, 2011 and 2009, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table displays performance details for the periods shown (dollars in thousands).

	Year Ended December 31,
	2012		2011		2010
	$	%	$	%	$	%
STANADYNE HOLDINGS, INC.
Net sales	251,459	100.0%	245,761	100.0%	250,593	100.0%
Cost of goods sold	182,682	72.6%	187,459	76.3%	177,380	70.8%
Gross profit	68,777	27.4%	58,302	23.7%	73,213	29.2%
Selling, general and administrative expenses	43,212	17.2%	43,692	17.8%	48,451	19.3%
Amortization of intangibles	2,816	1.1%	2,944	1.2%	3,160	1.3%
Management fees	563	0.2%	750	0.3%	750	0.3%
Operating income	22,186	8.8%	10,916	4.4%	20,852	8.3%
Net loss attributable to stockholders	(12,723)	(5.1)%	(32,166)	(13.1)%	(8,478)	(3.4)%

	Year Ended December 31,
	2012		2011		2010
	$	%	$	%	$	%
STANADYNE CORPORATION
Net sales	251,459	100.0%	245,761	100.0%	250,593	100.0%
Cost of goods sold	182,682	72.6%	187,459	76.3%	177,380	70.8%
Gross profit	68,777	27.4%	58,302	23.7%	73,213	29.2%
Selling, general and administrative expenses	42,911	17.1%	43,584	17.7%	48,393	19.3%
Amortization of intangibles	2,816	1.1%	2,944	1.2%	3,160	1.3%
Management fees	563	0.2%	750	0.3%	750	0.3%
Operating income	22,487	8.9%	11,024	4.5%	20,910	8.3%
Net income (loss) attributable to stockholder	294	0.1%	(4,222)	(1.7)%	579	0.2%

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

We are a leading designer and manufacturer of highly-engineered, precision manufactured engine components. We manufacture our own proprietary products including fuel pumps for gasoline and diesel engines, fuel injectors and fuel filtration systems for diesel engines, and various non-proprietary products manufactured under contract for other companies.

Our business in 2012 demonstrated a strong recovery from many of the manufacturing problems in our U.S. plants that increased costs and limited rotary pump production in 2011. While our financial results in 2011 were dominated by higher costs driven by inefficiencies related to our reorganization activities, our financial results in 2012 were highlighted by lower costs in our U.S operations, growing business levels in our international operations, especially India, and improved operating income and cash flows from operations.

After a strong first half for sales and operating profit, demand for our products was lower in the second half of 2012, driven by economic recession in Europe, drought conditions in certain areas of the world and slowing economies in China and India. A weaker euro and Indian rupee negatively impacted earnings in 2012; however, most of the losses were unrealized and did not affect our cash flows. Lower customer demand in the second half of 2012 was most evident with our Original Equipment Manufacturers (“OEMs”), although demand from our service customers decreased as well. All of our businesses made adjustments to align the workforce to these lower levels of business.

New product development of high pressure fuel systems for diesel and gasoline engines made great progress during 2012. The first of these new products, a high pressure gasoline fuel pump specifically designed for General Motors’ new Gen-V engine, has started production in early 2013 in our North Carolina operations and is expected to grow to meaningful levels of sales by the end of the year.

Sales by Category

(dollars in millions)

	OEM Sales	%	Service Sales	%	Total Sales	%
Twelve months ended December 31, 2011	$135.7	55.2	$110.1	44.8	$245.8	100.0
Twelve months ended December 31, 2012	125.2	49.8	126.3	50.2	251.5	100.0

Change	$(10.5)	(7.7)	$16.2	14.7	$5.7	2.3

Sales for 2012 totaled $251.5 million, reflecting an increase of $5.7 million or 2.3% when compared to sales for 2011. Production constraints and inefficiencies that limited sales of rotary pumps in 2011 steadily improved in the first several months of 2012, allowing elimination of past due OEM and service customer backlogs by the end of the year. As economic activity declined in the second half of 2012 in Europe, India and China, customer demand for our OEM products decreased. Drought conditions in certain regions of the world also reduced demand for our products sold to the service channels in the second half of 2012.

Operating income in 2012 was $22.5 million and 8.9% of sales, representing an increase of $11.5 million and 104.0% from 2011. This increase was driven by higher year-over-year sales volumes, as well as a favorable mix of service versus OEM sales, adding $7.3 million in operating income. Overhead costs decreased in 2012 when compared to 2011, increasing operating income by $3.4 million. Cost of goods sold in our U.S. operations continued to decrease during 2012 as we made steady improvement in manufacturing efficiencies. These gains were partially offset by increased costs in preparation for production launch of our new high pressure gasoline fuel pump. SG&A costs in 2012 decreased $0.7 million from 2011 levels, with significantly lower reorganization costs partially offset by higher costs for our research and development activities and for support for our expanded operations in China and India.

Liquidity remained sufficient to fund operations and support new product development in 2012, with cash on hand as of December 31, 2012 totaling $2.9 million and availability under the U.S.-based revolving credit facility of $23.0 million. Stanadyne’s cash flows from operations in 2012 increased by $17.5 million compared to 2011, reflecting a continued improving trend in post-reorganization operations. To ensure sufficient liquidity during the new product launch next year, in February 2013 the Company amended the terms of the U.S. Revolver to increase the overall facility by $5.0 million and entered into a $25 million term loan agreement with Jefferies Finance, LLC. Although the Company’s cash flows from operations in 2013 may continue to be pressured by lower customer demand for our products, the remaining inefficiencies in the manufacturing operations, cash requirements over the next year for capital expenditures for our new product launch, and interest payments on our outstanding debt, this added liquidity should be sufficient for the next twelve months. Refer to “Liquidity and Capital Resources” for further information regarding our liquidity.

2012 COMPARED TO 2011

Net Sales. Net sales for 2012 totaled $251.5 million and were $5.7 million, and 2.3% more than sales of $245.8 million for 2011. Included in the 2012 sales was an unfavorable currency translation effect of 1.7%. Customer demand for our OEM and service products in the first half of 2012 remained strong, while production constraints related to the reorganization of our rotary pump and fuel injector manufacturing operations in 2011 were resolved in the first half of 2012. Demand from our OEM’s in Europe, India and China began to weaken in the second half of 2012, due to decreasing economic activity in those regions, as well as drought conditions that reduced service customer demand for our agricultural related products.

Sales by Customer

(dollars in millions)

	2012	2011	$ Change	% Change
OEM Sales	$125.2	$135.7	$(10.5)	(7.7)%
Service Sales	126.3	110.1	16.2	14.7%

Total Sales	$251.5	$245.8	$5.7	2.3%

OEM sales decreased to 49.8% of our total sales in 2012 as compared to 55.2% in 2011. The decrease in our 2012 OEM business was primarily driven by lower demand in the second half of the year. Sales to our primarily European OEM customers, including AGCO SISU POWER (“SISU”), Perkins Engines Co. Ltd. (“Perkins”), Lombardini SRL, Iveco S.p.A., Case New Holland and J C Bamford Excavators Ltd. were collectively $5.3 million lower in 2012 as compared to the prior year, again reflecting the slower economic conditions in that region. Our OEM sales to Ford were also $6.5 million lower in 2012 as compared to 2011, due to the anticipated roll-off of an OE filter program late in 2011. One notable exception to the lower OEM activity in 2012 was increased demand from Deere for products used in their agriculture, construction and forestry equipment as well as utility tractors, resulting in $4.4 million higher sales in 2012 than the prior year.

Sales to the service markets increased to 50.2% of our total sales in 2012 as compared to 44.8% in 2011. The $16.2 million increase in our 2012 service sales reflected increased demand primarily for fuel pump components and fuel injectors, as well as shipments for past due orders that originated in 2011. Service sales to Deere and our independent distribution network were $14.5 million higher in 2012 when compared to 2011.

Sales by major product line in 2012, when compared to 2011, were higher for fuel pumps and fuel injectors and lower for Precision Components & Assembly (“PCA”) products and filtration products. Higher sales of fuel pumps and injectors in 2012 included past due customer orders originating in 2011.

Cost of Goods Sold and Gross Profit. Cost of goods sold totaled $182.7 million and 72.6% of net sales in 2012, compared to $187.5 million and 76.3% of net sales in 2011. Gross profit totaled $68.8 million and 27.4% of net sales in 2012 compared to $58.3 million and 23.7% of net sales in 2011. This $10.5 million increase in gross profit was due to the following increases and decreases in 2012 cost of goods sold when compared to 2011:

Increases in gross profit -
Higher sales volume and market/product mix	+	$7.3
Overhead cost reductions in U.S. operations	+	$5.7

Decreases in gross profit -
Higher factory overhead expenses in non-U.S. operations	-	$2.4
Higher depreciation expense	-	$0.1

Approximately $7.3 million of the increase in gross profit in 2012 was due to higher year-over-year sales volumes from our operations in the U.S., China, and India, as well as a more favorable mix of OEM and service parts sold in 2012.

Factory overhead in our U.S. operations decreased $5.7 million in 2012 when compared to 2011. This change reflected improved manufacturing efficiencies in 2012 and lower costs for labor, utilities, building maintenance and operating supplies resulting from the plant reorganization activities concluded in 2011. These lower costs also required an adjustment to our 2012 LIFO inventory value resulting in $0.8 million of income when compared to $2.2 million of LIFO expense in 2011.

Cost of goods sold in our non-U.S. operations increased in 2012 by $2.4 million when compared to 2011 due primarily to added costs to support the continued ramp up of production in our India operation for rotary pump manufacture and in our China operation for fuel injector manufacture. Both locations reached full production capabilities during 2012; however, lower customer demand limited production output.

Depreciation expense was $0.1 million higher in 2012 as compared to 2011 due to additional depreciation of equipment acquired to increase manufacturing capacity in India.

Selling, General and Administrative Expenses (“SG&A”). SG&A totaled $42.9 million or 17.1% of net sales in 2012, as compared to $43.6 million or 17.7% of net sales in 2011. This $0.7 million decrease in SG&A costs in 2012 from 2011 was driven by savings in the following areas of our business.

•

A $3.2 million reduction in costs incurred in 2011 to reorganize our global manufacturing operations. These costs reflected the amounts paid for equipment relocation, training and salaries related to management of the reorganization process. We continued to temporarily utilize outside consulting services in 2012 to assist with establishing operational and management processes for the reorganized operations in the U.S. These services were discontinued in the fourth quarter of 2012.

•	SG&A costs in 2012 were also $0.7 million lower than 2011 due to reductions in premium transportation cost for products sold to our customers, which had been delayed.

•	Other SG&A costs and expenses were $0.7 million less in 2012 as compared to 2011 due to several austerity measures targeted to reduce spending during the year.

Higher SG&A costs in the following areas of our business partially offset these savings.

•

Research and development costs in 2012 increased $1.6 million from 2011, reflecting the added costs to develop the Company’s high pressure gasoline and diesel common rail fuel systems; however, customer funding for development programs were only $0.1 million higher in 2012 compared to those received in 2011.

•

Growth in our operations drove a $2.0 million increase in salaries and benefits in 2012. Additionally, a downturn in customer demand during the second half of the year required workforce reductions in our global operations that resulted in $0.3 million of severance costs.

Amortization of intangible assets totaled $2.8 million in 2012 and $2.9 million in 2011. This reduction in 2012 amortization expense was due to certain intangible assets becoming fully amortized in 2011.

The Company incurred management fees of $0.6 and $0.8 in 2012 and 2011, respectively, payable to Kohlberg & Company L.L.C. for management services provided.

Operating Income. Operating income for Stanadyne in 2012 totaled $22.5 million and 8.9% of net sales and was $11.5 million more than operating income of $11.0 million and 4.5% of net sales in 2011. This increase in operating income was due to $10.5 million higher gross profit in 2012 driven primarily by higher sales volume and favorable product mix, as well as reductions in overhead costs, $0.7 million in lower SG&A expense, $0.1 million lower amortization expense and $0.2 million in lower management fees. Operating income for Holdings in 2012 was $0.3 million less than for Stanadyne due to additional SG&A costs at Holdings.

Income tax (benefit) expense. Income tax expense for Stanadyne in 2012 totaled $0.1 million and 4.3% of pre-tax income versus a benefit of $4.3 million and 48.3% of pre-tax loss in 2011. In 2012 and 2011, the valuation allowance previously established on foreign deferred tax assets was partially released due to current utilization of the net operating loss carry forwards resulting in tax benefits of $1.1 million and $1.4 million in each year, respectively. Also, the income tax rates applied to income earned in foreign jurisdictions differ from the amount computed by applying the U.S. statutory rate of 35% to pre-tax income in 2012 and 2011. Further, in 2012, the adjustment to the value of the SAPL options is not deductible for income tax purposes.

Income tax expense for Holdings in 2012 was $0.5 million and (4.8)% of pre-tax loss versus an income tax expense of $11.3 million and (53.4)% of pre-tax loss in 2011. In 2011, Holdings established a full valuation allowance of $17.6 million against its U.S. deferred income tax assets as it was determined that it is more likely than not that these deferred tax assets would not be realized. Factors considered in this determination included losses in recent periods. In 2012, valuation allowances increased by $2.9 million related to results from operations. Also, the income tax rates applied to income earned in foreign jurisdictions differ from the amount computed by applying the U.S. statutory rate of 35% to pre-tax income in 2012 and 2011. Further, the adjustment to the value of the SAPL options and a percentage of Holdings interest expense are not deductible for income tax purposes.

Net Income (Loss). Net income for Stanadyne in 2012 totaled $0.3 million or 0.1% of net sales as compared to net loss in 2011 of $4.2 million or (1.7)% of net sales. This $4.5 million increase in net income was due to $11.5 million of higher operating income offset by $0.6 million of expenses related to the revaluation of a derivative instrument, $0.4 million of higher interest expense on higher levels of debt, $4.3 million of lower income tax benefits, and $1.6 million of higher income attributable to the non-controlling interest in Stanadyne Amalgamations Private Limited (“SAPL”).

Net loss for Holdings in 2012 was $13.0 million more than Stanadyne’s reported net income due to $12.3 million of additional net interest expense on Holdings’ senior discount notes, $0.5 million less in income tax benefits compared to Stanadyne and $0.3 million of additional SG&A expenses at Holdings.

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

Sales by Customer

(dollars in millions)

	2011	2010	$ Change	% Change
OEM Sales	$135.7	$135.3	$0.4	0.3%
Service Sales	110.1	115.3	(5.2)	(4.5)%

Total Sales	$245.8	$250.6	$(4.8)	(1.9)%

OEM sales represented 55% of our total sales in 2011 as compared to 54% in 2010. The increase in our 2011 OEM business was broad-based, with higher sales to most customers, with only few exceptions; however, production difficulties in our U.S. plants limited supply of fuel pump components to the OEM markets. Increased demand from Deere for products used in their agriculture, construction and forestry equipment as well as utility tractors resulted in $6.8 million higher sales in 2011 than in the prior year. Sales to our other OEM customers including, Caterpillar, SISU, Perkins, Lombardini SRL, Iveco S.p.A., Case New Holland and J C Bamford Excavators Ltd. were collectively $15.7 million higher in 2011 as compared to the prior year. There were two major exceptions to the generally higher levels of OEM sales in 2011. First, in late 2010, we completed the contract to supply our high pressure gasoline pump to Daimler, resulting in $17.1 million lower sales in 2011. Second, declining demand for fuel pumps used on the U.S. military HUMMWV resulted in $5.1 million lower sales to GEP in 2011.

Sales to the service markets represented 45% of our total sales in 2011 as compared to 46% in 2010. Demand for products from our service customers was strong during 2011, but production difficulties in our U.S. plants limited supply of fuel pump components to the service markets. Service sales in 2011 to Deere were $1.2 million lower than 2010. Sales to our independent distribution network in 2011 were only $0.1 million less than the prior year; however, the past due order backlog was approximately $5.0 million at the end of 2011, again reflecting the production constraints for fuel pump components during the year.

Sales by major product line in 2011, when compared to 2010, were lower for high pressure gasoline fuel pumps, diesel fuel pumps for the HUMMWV, diesel fuel injectors and PCA products and higher for diesel fuel pumps and filtration products.

Cost of Goods Sold and Gross Profit.

Cost of goods sold totaled $187.5 million and 76.3% of net sales in 2011, compared to $177.4 million and 70.8% of net sales in 2010. Gross profit totaled $58.3 million and 23.7% of net sales in 2011, compared to $73.2 million and 29.2% of net sales in 2010. This $14.9 million decrease in gross profit was due to the following increases and decreases in 2011 cost of goods sold when compared to 2010:

Decreases in gross profit -
Higher manufacturing inefficiencies	-	$9.4 million
Higher factory overhead costs	-	$5.6 million
Lower sales volume and unfavorable market/product mix	-	$2.6 million
Higher LIFO inventory expense	-	$1.7 million
Increases in gross profit -
Lower depreciation expense	+	$1.9 million
Lower performance bonus expense	+	$1.3 million
Lower Windsor employee retention bonus	+	$1.2 million

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

Net (Loss) Income. Net loss for Stanadyne in 2011 totaled $4.2 million or 1.7% of net sales as compared to net income in 2010 of $0.6 million or 0.2% of net sales. This $4.8 million decrease in net income was due to $10.1 million lower operating income, as well as $1.1 million higher net interest expense on higher levels of debt and $1.2 million lower loss attributable to the non-controlling interest in SAPL in 2011, partially offset by $7.6 million lower income taxes.

Net loss for Holdings in 2011 was $27.9 million more than for Stanadyne due to $12.3 million of additional net interest expense on Holdings’ senior discount notes, as well as $15.6 million in higher income tax expense driven by the $19.1 million valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash and cash equivalents on hand, which totaled $2.9 million on December 31, 2012, and cash flows from operations, supplemented as needed by our short-term financing arrangements described below. Cash equivalents as of December 31, 2012 consisted of commercial paper and certificates of deposit.

Our revolving credit agreement (“U.S. Revolver”) with Wells Fargo Capital Finance, LLC (“Wells Fargo”) provides for borrowings based on Availability of eligible collateral, as defined, and is secured by all Stanadyne and SIHC U.S.-based assets, a pledge of 65% of Stanadyne’s stock in SpA, SAPL, and Stanadyne Changshu Corp. (“SCC”), as well as a $20.8 million guarantee from the investment funds (and certain of their investors) which are managed by Kohlberg Management IV, L.L.C. The investment funds (and certain of their investors) which are managed by Kohlberg Management IV, L.L.C. that are the primary equity holders of Holdings are the guarantors of the Guaranteed Facility. There were five amendments to the U.S. Revolver and related facilities between 2011 and March 2013 as described below.

1.	On March 25, 2011, the Company and Wells Fargo amended the U.S. Revolver to provide for terms and conditions that reflected current market offerings for similar asset-based lending arrangements. The effect of this amendment reduced the cost of borrowing, increased the amount of eligible collateral and extended the term of the U.S. Revolver by one year to August 13, 2014.

2.	On September 26, 2011, the Company and Wells Fargo amended the U.S. Revolver to increase the maximum amount available under the agreement from $30.0 million to $35.0 million, based on an increase in the EXIM guaranteed sub-facility from $10.0 million to $15.0 million.

3.	On December 16, 2011, the Company and Wells Fargo amended the U.S. Revolver to increase the maximum amount available under the agreement from $35.0 million to $55.8 million by adding a Guaranteed Facility for $20.8 million, and changed the expiration date for the U.S. Revolver to April 30, 2014 from August 13, 2014.

4.	On March 28, 2012, the Company and Wells Fargo amended the U.S. Revolver to allow the Company to permanently reduce the amount of available credit under the Guaranteed Facility, in increments of $1.0 million, with a 10 day notice. Such actions would be taken at the direction of Kohlberg in the event equity infusions are made to Holdings.

5.	On February 13, 2013, the U.S. Revolver was amended to increase the maximum revolver by $5 million, increase interest rates and modify certain clauses within the inventory sub facility to add an inventory block and within the accounts receivable facility to increase the eligible collateral and to update customer concentration limits.

There was $21.1 million outstanding under the U.S. Revolver as of December 31, 2012, with additional Availability of $23.0 million, based on eligible collateral and after considering $3.5 million used for standby letters of credit and other limitations related to inventory and accounts receivable.

We also occasionally utilize capital leasing and, for our foreign operations in China, Italy and India, maintain a combination of overdraft, bankers acceptance, working capital and term loan facilities with local financial institutions on an as-needed basis.

Indebtedness for Stanadyne as of December 31, 2012 totaled $197.7 million and was comprised of $160.0 million of Notes, $9.4 million in foreign overdraft and revolving credit facilities, $21.1 million borrowed under the U.S. Revolver, $1.3 million of SAPL debentures and $6.0 million in foreign term loans. The U.S. Revolver is not subject to financial covenants unless the availability of funds is less than $4.0 million, when it is then subject to a ratio of earnings to fixed charges covenant of 1.1.

Indebtedness for Holdings as of December 31, 2012 totaled $297.7 million, comprised of the same debt balances for Stanadyne, plus an additional $100.0 million of Discount Notes. The Discount Notes accreted to their full face value in August 2009. The 12% coupon is payable semi-annually and payments have been made in February and August each year utilizing the proceeds of $6.0 million of dividends received in the first and third quarters of 2012 and 2011. These dividends were in compliance with the terms of the U.S. Revolver and the indenture governing the Notes.

On February 13, 2013, Stanadyne and Jefferies Finance LLC (“Jefferies”) entered into a Second-Lien Term Loan Agreement (the “Term Loan Agreement”) providing for a term loan in an aggregate original principal amount of $25 million (with potential incremental term loans up to an additional $15 million in aggregate). The term loan is guaranteed by Stanadyne’s immediate parent, SIHC and is secured by a second-lien position in certain tangible and intangible assets of Stanadyne, including property, plant and equipment, fixed assets, copyrights, trademarks and patents. Covenants include restrictions on pre-payments, restrictions on dividends, and limitations on sales of assets and sale and leaseback transactions. The term loan bears interest at 10.0% per annum and matures on June 30, 2014. Interest only is payable quarterly. Prepayment may be required upon sales of assets or a change of control. Stanadyne has taken these actions in order to enhance its available liquidity during the production launch of new high pressure gasoline and diesel fuel pump products.

Our financial position, results of operations and cash flows have been and may continue to be adversely affected by the global recession, significant volatility in the worldwide capital, credit and commodities markets, concerns about inflation, lower corporate profits and increased capital spending. Holdings incurred consolidated net losses and negative cash flows from operations in each of the last three years. Stanadyne incurred a net loss and negative cash flows from operations in 2011. Holdings and Stanadyne are both highly leveraged with total debt of $297.7 million and $197.7 million, respectively, outstanding at December 31, 2012. Holdings relies on dividends paid by Stanadyne to SIHC which are in turn paid to Holdings to make semi-annual interest payments on the Discount Notes. Failure to make these interest payments would result in an event of default under the terms of the Discount Notes. Kohlberg has advised Holdings that it will provide financial assistance to Holdings, to the extent necessary, in meeting the semi-annual interest payments that will come due during the next twelve months. If necessary, Kohlberg will provide Holdings with an equity infusion of up to $8 million. The Company believes that with cash and cash equivalents on hand, availability under the U.S. Revolver, expected operating cash flow in 2013, and ongoing liquidity initiatives, it has sufficient liquidity over the next 12 months to meet its obligations. However, the factors described above create potential uncertainty, and we will continually monitor our revenues and operating cash flow against expectations. In the event the Company’s forecasts to generate sufficient operating cash flow are not realized, the Company may need to reduce headcount, reduce other spending, reduce or delay capital investments and product development, incur more indebtedness, restructure existing indebtedness, or raise additional equity capital, or a combination of these items, which may have a further negative impact on its business, results of operations, and cash flows. There can be no assurances that such additional indebtedness will be available on favorable terms or at all. In addition, our current debt agreements limit our ability to incur additional indebtedness, so our ability to borrow additional money may be limited by our debt holders or by conditions in the credit markets.

Cash Flows From Operating Activities

- 2012 compared to 2011

Stanadyne’s cash flows from operating activities in 2012 were $10.7 million as compared to negative $6.9 million in 2011.

The $17.5 million increase in Stanadyne’s annual cash flow from operations was due primarily to a $6.1 million increase in net income from 2011 to 2012, an $8.2 million increase in cash flows from changes in asset and liability accounts, and an increase of $3.2 million in non-cash and other charges, most notably deferred taxes.

Changes in asset and liability accounts, primarily working capital accounts, affecting our 2012 cash flows from operating activities included the following:

•

Cash inflows from changes in accounts receivable were $3.8 million better in 2012, as customer receivables decreased proportionately with the declining levels of sales in the latter half of 2012 as compared to increasing sales in the latter half of 2011. Shorter payment terms from our U.S. customers in 2012 also contributed to the favorable year-over-year cash flow change. However, the average days sales outstanding for our accounts receivable increased to 61.9 days at the end of 2012 from 55.9 at the end of 2011 as a result of slower payments from our customers in Europe and India. Stanadyne continues to carefully manage customer credit and collections activities. There were no significant credit risks in our customer accounts receivable at the end of 2012.

•

Cash inflows from changes in inventory balances were $10.5 million more in 2012 than in 2011. Inventory turnover for Stanadyne improved from 5.1x in 2011 to 5.9x in 2012. Following inventory increases of $9.2 million in 2011 that were related to the reorganization of our manufacturing activities, inventory decreased by $1.3 million in 2012. Manufacturing efficiencies steadily improved in our U.S.-based operations during 2012, leading to $4.4 million reduction in inventory levels by the end of the year, as compared to the $3.6 million increase in inventory during 2011. Lower sales in 2012 drove inventory levels in our Italy-based operations lower by $0.5 million, reflecting a $2.1 million improvement from the period of inventory growth in 2011. There were only minor changes in the year-over-year comparison of cash flows from changes in inventory levels in our India and China-based operations. Although the inventory levels were better managed in 2012, management believes that additional improvements can be realized in 2013.

•

Cash inflows from changes in other current asset accounts provided $2.1 million more cash in 2012 than in 2011, due primarily to $2.1 million of federal income tax refunds received in the fourth quarter of 2012.

•

Cash outflows from changes in accounts payable balances consumed $12.0 million more cash in 2012 than in 2011. Accounts payable balances decreased by $5.2 million in 2012, reflecting lower business levels in the last few months of the year. Accounts payable balances increased by $6.8 million in 2011, reflecting a higher value for purchased materials resulting from the outsourcing of components previously manufactured in our Windsor, Connecticut facility and extended payment terms to some of our supply base.

•

Cash flows from changes in all other asset and liability accounts provided $3.7 million more cash in 2012 than in 2011. This difference was due primarily to differences in timing of disbursements between the two periods, including a $3.0 million amount paid in 2011 for performance bonuses accrued in the prior year.

Cash flows from operating activities for Holdings were $12.0 million less in 2012 than the amount reported for Stanadyne which was due to $12.0 million of interest payments made in 2012 for Holding’s $100.0 million Discount Notes.

- 2011 compared to 2010

Stanadyne’s cash flows from operating activities in 2011 were negative $6.9 million as compared to positive $7.5 million in 2010. The $14.4 million decrease in annual operating cash flow was due primarily to a $3.6 million increased net loss from 2010 to 2011, a $5.0 million increase in the use of cash from changes in asset and liability accounts (primarily working capital accounts), and an increase of $5.8 million in non-cash and other charges, including depreciation and amortization.

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

Cash Flows From Investing Activities.

Cash used in investing activities in 2012, 2011 and 2010, totaled $11.9 million, $5.3 million and $14.9 million, respectively, primarily reflecting our investment in capital equipment in each of those years.

Capital expenditures in all three years reflected investments in equipment to increase capacity, reduce costs, and improve quality, safety and ergonomics.

Capital expenditures of approximately $8.8 million in 2012 were for production equipment and facility improvements to support the 2013 production launch of our new high pressure gasoline fuel pump. This pump will be manufactured in our Jacksonville, North Carolina facility.

Capital expenditures of $1.3 million and $7.3 million in 2011 and 2010, respectively, represented capital expenditures for equipment and leasehold improvements for the expansion of our manufacturing operations in India. The expanded operations in India support the manufacture of diesel fuel pumps for local customers and components for our assembly plants in the U.S. The balance of the capital expenditures in 2011 and 2010 reflected necessary investments in equipment to support our global operations in the U.S., China, and Italy.

Cash Flows From Financing Activities.

- 2012 compared to 2011

Stanadyne’s cash flows from financing activities provided cash of $1.7 million in 2012, and consumed $2.8 million and $1.6 million in 2011 and 2010, respectively.

Cash flows from financing activities in our U.S. operations in 2012 provided $1.0 million: $13.1 million net borrowings under the U.S. Revolver, offset by $12.0 million dividends paid and $0.1 million of payments of capital lease obligations.

Cash flows from financing activities in SAPL during 2012 included cash proceeds of $1.9 million net proceeds from increases in term loan and overdraft facilities, partially offset by payments of capital lease obligations totaling $0.1 million. Cash flows from financing activities in SpA included $0.3 million cash consumed to reduce overdraft borrowings and payments of capital lease obligations of $0.4 million. Cash flows from financing activities in SCC included a $0.1 million increase in overdraft borrowings and a decrease of $0.5 million in outstanding Bankers Acceptances used to finance working capital requirements.

- 2011 compared to 2010

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

- 2010 compared to 2009

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

Pension Plans. We maintain a qualified defined benefit pension plan (the “Pension Plan”), which covers substantially all domestic hourly and salary employees and an unfunded nonqualified plan to provide benefits in excess of amounts permitted to be paid under the provisions of the tax law to participants in the Pension Plan. Effective March 31, 2007, Stanadyne amended the Pension Plan to freeze the Pension Plan with respect to all participants so that no future benefits accrued after that date. As required by law, benefits already accrued as of such date were not affected. With respect to such benefits, participants continue to vest and all other retirement options, including early retirement reduction factors continue unchanged. The assets continue to be held in trust for participants until they retire. The accrual of benefits for certain executives participating in the Supplemental Retirement Benefit Plan is based on the accrual of benefits under the Pension Plan. Therefore, the freeze of the Pension Plan also resulted in the freeze of the Supplemental Retirement Benefit Plan.

The expected long-term rate of return on assets assumption is developed with reference to historical returns, forward-looking return expectations, the Pension Plan’s investment allocation, and peer comparisons. Stanadyne, with input from the Pension Plan investment adviser, selected an 8.0% expected return assumption which was used for determination of 2012 net periodic pension expense. The investment adviser analyzed actual historical returns and future expected returns of asset class benchmarks appropriate to the Pension Plan’s target investment allocation. The analysis also reflected asset return premiums anticipated as a result of active portfolio management, as appropriate for each benchmark asset class. Based on these considerations, Stanadyne used an expected long-term rate of return assumption of 8.0% for 2012 and 2011. Since the expected return on assets assumption is long-term in nature, changes in this assumption are made less frequently than changes in the discount rate assumption.

The discount rate used to value the pension obligation was developed with reference to a number of factors, including the current interest rate environment, benchmark fixed-income yields, peer comparisons, and expected future pension benefit payments. A discount rate of 4.75 % established for December 31, 2012 reflects a reduction of 0.75% from the 5.50% rate used at December 31, 2011. The discount rate selected is consistent with the market yields on high quality fixed income securities between December 31, 2011 and December 31, 2012. We use a weighted-average of the Moody’s Baa and Aaa rates as a key reference point for discount rate selection. In selecting the discount rate assumption for 2012, we also utilize the results of a cash flow model based on the Towers Watson’s RATE:Link model. Under this approach, we discounted the expected future benefit payments under the Company’s Pension Plan using the discount curve, and solved for the single discount rate that would produce the same present value.

The value of invested Pension Plan assets grew to $90.6 million at December 31, 2012, representing an increase of $11.5 million from the $79.1 million value at December 31, 2011. The Company contributed $5.0 million to the Pension Plan in 2012.

The value of invested Pension Plan assets at December 31, 2011 was $79.1 million, representing a small increase from the $78.5 million value at December 31, 2010. The Company contributed $6.0 million to the Pension Plan in 2011; however, benefits paid and a negative return on invested Pension Plan assets during the year limited the overall change in year-end value.

During 2012, the unfunded liability for the combined Pension Plan and non-qualified plan increased by $1.4 million from the prior year to $43.8 million as of December 31, 2012. Reduction in the discount rates for the Pension Plan from 4.75% to 3.90% and for the non-qualified plan from 4.25% to 3.60% resulted in a $12.8 million increase to the combined liability that was partially offset by positive returns on invested assets.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of December 31, 2012, the Company had the following obligations and commitments:

	Payments Due By Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(dollars in thousands)
Operating Leases	$5,067	$982	$1,585	$1,361	$1,139
Capital Leases	4,747	1,301	1,928	1,428	90
Senior Subordinated Debt	160,000	—	160,000	—	—
Interest on Senior Subordinated Debt	25,956	16,000	9,956	—	—
Other Long-Term Debt	37,684	32,416	4,457	811	—
Interest on Other Long-Term Debt	2,175	1,531	540	104
Purchase Obligations (1)	2,045	2,045	—	—	—
Other Long-Term Liabilities (2)	13,039	5,305	1,587	1,223	4,924

Total – Stanadyne	250,713	59,580	180,053	4,927	6,153
Unsecured Notes	100,000	—	100,000	—	—
Interest on Unsecured Notes	25,467	12,000	13,467	—	—

Total – Holdings	$376,180	$71,580	$293,520	$4,927	$6,153

(1)	Consists of obligations for capital purchases of plant improvements, machinery and equipment. Not included in these amounts are the routine trade commitments the Company enters into with its suppliers for the purchase of raw materials and other goods and services under customary purchase order terms. The Company is unable to determine the aggregate value of these purchase orders and does not have any material agreements for purchases that exceed expected requirements to satisfy customer demand.
(2)	Consists of estimated benefit payments over the next ten years to retirees under an unfunded domestic nonqualified pension plan, the 2013 minimum pension contribution for the Stanadyne pension plan, an uncertain income tax position and, with respect to the Italian subsidiary, an unfunded leaving indemnity liability.

CRITICAL ACCOUNTING POLICIES

We prepare the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The issues involving significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include: product warranty reserves, inventory valuation adjustments for excess or obsolescence, realization of goodwill and other long-lived assets, pension and postretirement benefit liabilities, workers’ compensation liabilities, self-insurance reserves and determination of income tax balances including valuation allowances.

Product Warranty. The Company provides an accrual for the estimated future warranty costs of its products at the time the sale is recognized. These costs are based upon analyses of historical experience of product returns and the related costs.

Inventories. Inventories are stated at the lower of cost or market. The principal components of costs included in inventories are materials, labor, subcontract costs and overhead. The Company uses the last-in/first-out (“LIFO”) method of valuing its inventory, except for the inventories of SCC, SpA and SAPL, which are valued using the first-in/first-out (“FIFO”) method. At December 31, 2012 and 2011, inventories valued at LIFO represented $24.7 million and $29.1 million of total inventories, respectively. Application of purchase accounting to the Company’s inventories in conjunction with the 2004 change in control resulted in a base year LIFO inventory value that was greater than the FIFO value through December 31, 2012. The LIFO inventory reserve value represents the amount necessary to state the Company’s U.S.-based inventories valued on a FIFO to LIFO basis.

Impairment of Long-Lived Assets, Goodwill and Other Intangible Assets. The Company evaluates the carrying value of long-lived assets (including property and equipment, goodwill and other intangible assets) when events or circumstances warrant such a review. Goodwill and intangible assets with indefinite lives are tested for impairment annually during the fourth fiscal quarter each year or more often if events or circumstances indicate a reduction in the fair value below the carrying value. Goodwill is allocated and reviewed for impairment by reporting unit. The goodwill is allocated to the reporting unit in which the business that created the goodwill resides. To test for goodwill impairment, the carrying value of the reporting unit is compared with its fair value. If the carrying value of the goodwill or long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset (see Note 6). The fair value of our reporting unit with goodwill was determined to be substantially in excess of its carrying value.

Pension and Other Postretirement Benefits. The Company amortizes unrecognized gains and losses exceeding 10% of the accumulated benefit obligation for the pension plans and for the health and life insurance benefits over the average remaining service period of the plan participants. This period approximates the period during which the benefits are earned. This amortization method of postretirement benefit obligations distributes gains and losses over the benefit period of the participants, thereby minimizing any volatility caused by actuarial gains and losses.

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

NEW ACCOUNTING STANDARDS

Comprehensive Income. In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” This ASU intends to enhance comparability and transparency of other comprehensive income components. The guidance provides an option to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. This ASU eliminates the option to present other comprehensive income components as part of the statement of changes in shareholders’ equity. The Company adopted the provisions of this ASU in the first quarter 2012. This ASU did not have a material impact on our financial statements or disclosures.

Comprehensive Income. In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU intends to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring entities to provide information about the reclassified amounts by component. The guidance is effective prospectively for reporting periods beginning after December 15, 2012. This ASU is not expected to have a material impact on our financial statements or disclosures.

Intangibles – Goodwill. In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment.” This ASU intends to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted the provisions of this ASU as of December 31, 2012. This ASU did not have a material impact on our financial statements or disclosures.

Intangibles – Other. In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” This ASU intends to simplify how entities test indefinite-lived intangible assets for impairment and improve consistency in approach among the long-lived asset categories, such as goodwill. The amendment permits entities first to assess qualitative factors in determining whether it is more likely than not that an indefinite-lived intangible asset has been impaired and whether it is necessary to perform further quantitative impairment test procedures. Previous guidance required an entity to test indefinite-lived intangible assets for impairment at least annually by comparing the fair value of the assets with their carrying amounts. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted the provisions of this ASU as of December 31, 2012. This ASU did not have a material impact on our financial statements or disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks including changes in interest rates and changes in foreign currency exchange rates as measured against the U.S. dollar.

Interest Rate Risk. The carrying values of the Company’s revolving credit lines and term loans approximate fair value. The revolving credit line in the U.S. is priced based on 90-day LIBOR. The revolving credit and terms loans in the international operations are priced based on prevailing market rates that are adjusted every one to twelve months. A 10% change in the interest rate on the revolving credit lines and term loans would have increased or decreased the 2012 interest expense by less than $0.2 million. The Notes and Discount Notes bear interest at a fixed rate and, therefore, are not sensitive to interest rate fluctuation. The fair value of the Notes based on bid prices at December 31, 2012 was $148.8 million. The fair value of Holdings’ Discount Notes based on bid prices at December 31, 2012 was $68.0 million.

Foreign Currency Risk. The Company has operating subsidiaries in China, Italy, and India and therefore is exposed to changes in foreign currency exchange rates. Changes in exchange rates may positively or negatively affect the Company’s sales, gross margins, and accumulated deficit. However, historically, these locations have contributed less than 20% of the Company’s net sales and accumulated deficit, with most of these sales attributable to the Italian subsidiary. The Company also sells its products from the United States to foreign customers for payment in foreign currencies as well as U.S. dollars. Foreign currency exchange losses totaled $0.5 million and $0.6 million in 2012 and 2011, respectively. The Company does not hedge against foreign currency risk.

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

We generally do not employ forward contract or other financial instruments to hedge commodity price or other price risks, although we continue to review a full range of business options focused on strategic risk management for all raw material commodities. Any failure by our suppliers to provide acceptable raw materials, components, or sub-assemblies could adversely affect our production schedules and contract profitability. We assess qualification of suppliers and continually monitor them to control risk associated with such supply base reliance.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of Stanadyne Holdings, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive loss, of changes in equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Stanadyne Holdings, Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

March 29, 2013

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholder of Stanadyne Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of changes in equity and of cash flows present fairly, in all material respects, the financial position of Stanadyne Corporation and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

March 29, 2013

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(dollars in thousands)

	December 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$2,907	$1,771
Accounts receivable, net of allowance for uncollectible accounts of $258 and $259 as of December 31, 2012 and 2011, respectively	32,688	34,881
Inventories, net	40,203	41,984
Prepaid expenses and other assets	3,366	4,916
Deferred income taxes	—	66

Total current assets	79,164	83,618
Property, plant and equipment, net	79,391	74,528
Goodwill	136,705	136,705
Intangible and other assets, net	67,211	72,055

Total assets	$362,471	$366,906

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$24,134	$29,024
Accrued liabilities	23,331	24,618
Current maturities of long-term debt	32,416	18,267
Current portion of capital lease obligations	1,043	547
Current deferred income tax liability	751	—

Total current liabilities	81,675	72,456
Long-term debt, excluding current maturities	265,268	265,617
Deferred income taxes	19,530	20,273
Capital lease obligations, excluding current portion	2,963	1,420
Other non-current liabilities	56,252	53,773

Total liabilities	425,688	413,539

Commitments and Contingencies (Notes 8 and 21)
Redeemable non-controlling interest	939	686

Stockholders’ Deficit:
Common stock, par value $0.01, authorized 150,000,000 shares, issued 106,542,581 shares and outstanding 105,652,581 shares	1,065	1,065
Additional paid-in capital	52,693	51,525
Accumulated other comprehensive loss	(29,462)	(24,365)
Accumulated deficit	(87,801)	(74,893)
Treasury stock, at cost, 890,000 shares as of December 31, 2012 and 2011	(651)	(651)

Total stockholders’ deficit	(64,156)	(47,319)

Total liabilities and stockholders’ deficit	$362,471	$366,906

See accompanying notes to consolidated financial statements.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(dollars in thousands)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Net sales	$251,459	$245,761	$250,593
Cost of goods sold	182,682	187,459	177,380

Gross profit	68,777	58,302	73,213
Selling, general, administrative and other operating expenses	46,591	47,386	52,361

Operating income	22,186	10,916	20,852
Other (income) expense:
Interest income	(5)	(29)	(266)
Interest expense	32,444	32,008	31,122
Other expense (income)	728	121	(56)

Loss from operations before income tax expense	(10,981)	(21,184)	(9,948)
Income tax expense	524	11,316	38

Net loss	(11,505)	(32,500)	(9,986)
Less: net (income) loss attributable to non-controlling interest	(1,218)	334	1,508

Net loss attributable to stockholders	$(12,723)	$(32,166)	$(8,478)

See accompanying notes to consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(dollars in thousands)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Net loss	$(11,505)	$(32,500)	$(9,986)
Other comprehensive (loss) income:
Additional Pension Liability, net of tax of $899 as of December 31, 2010	(4,943)	(17,105)	(1,544)
Foreign currency translation adjustments	(154)	918	(677)

Comprehensive loss, net of tax	(11,659)	(31,582)	(10,663)
Less: comprehensive (income) loss attributable to the non-controlling interest	(1,218)	334	1,508

Comprehensive loss attributable to the stockholders of Stanadyne Holdings, Inc.	$(12,877)	$(31,248)	$(9,155)

See accompanying notes to consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

(dollars in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity (Deficit)	Non-controlling Interests	Total Equity (Deficit)
	Shares	Amount				Shares	Amount
December 31, 2009	106,505,081	$1,065	$53,048	$(5,957)	$(32,980)	690,000	$(557)	$14,619	$(906)	$13,713
Net loss					(8,478)			(8,478)	(239)	(8,717)
Adjustment of the redeemable non-controlling interest to redemption value					(1,269)			(1,269)		(1,269)
Foreign currency translation adjustment				(677)				(677)	25	(652)
Additional pension liability, net of tax of $899				(1,544)				(1,544)		(1,544)
Purchase of treasury stock, at cost						200,000	(94)	(94)		(94)
Stock compensation expense			37					37		37
Partner investment in SAPL								—	542	542
Activity attributable to redeemable non-controlling interest			(1,349)					(1,349)	578	(771)

December 31, 2010	106,505,081	1,065	51,736	(8,178)	(42,727)	890,000	(651)	1,245	—	1,245
Net loss					(32,166)			(32,166)		(32,166)
Adjustment of the redeemable non-controlling interest to redemption value			(229)					(229)		(229)
Foreign currency translation adjustment				918				918		918
Additional pension liability, net of tax of $0				(17,105)				(17,105)		(17,105)
Common Stock issued	37,500		18					18		18

December 31, 2011	106,542,581	1,065	51,525	(24,365)	(74,893)	890,000	(651)	(47,319)	—	(47,319)
Net loss					(12,723)			(12,723)		(12,723)
Adjustment of the redeemable non-controlling interest to redemption value			1,168		(185)			983		983
Foreign currency translation adjustment				(154)				(154)		(154)
Additional pension liability, net of tax of $0				(4,943)				(4,943)		(4,943)

December 31, 2012	106,542,581	$1,065	$52,693	$(29,462)	$(87,801)	890,000	$(651)	$(64,156)	—	$(64,156)

See accompanying notes to consolidated financial statements.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,505)	$(32,500)	$(9,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,621	12,651	14,777
Amortization of debt issuance costs	1,999	1,784	1,695
Deferred income taxes	74	13,499	(578)
Loss (gain) on disposal of property, plant and equipment	27	(14)	9
Stock compensation expense	—	—	37
Changes in assets and liabilities:
Accounts receivable	1,718	(2,108)	(4,927)
Inventories	1,346	(9,190)	(9,136)
Prepaid expenses and other assets	1,564	(638)	(2,114)
Accounts payable	(5,154)	6,843	7,795
Accrued liabilities	(1,397)	(9,434)	3,829
Other non-current liabilities	(2,635)	217	(5,837)

Net cash used in operating activities	(1,342)	(18,890)	(4,436)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,060)	(5,215)	(14,896)
Decrease (increase) in restricted cash	179	(179)	—
Proceeds from disposal of property, plant and equipment	—	48	—

Net cash used in investing activities	(11,881)	(5,346)	(14,896)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from U.S. revolver	78,655	8,000	—
Payments on U.S. revolver	(65,565)	—	—
Proceeds from foreign overdraft facilities	5,502	25,430	5,821
Payments on foreign overdraft facilities	(4,637)	(24,869)	(1,837)
Proceeds from foreign long-term debt	1,713	2,237	5,631
Payments on foreign long-term debt	(1,374)	(885)	(212)
Payments on capital lease obligations	(568)	(510)	(1,155)
Payments of debt issuance cost	—	(202)	(29)
Proceeds from issuance of debt to non-controlling interest	—	—	1,627
Proceeds from investment by non-controlling interest	—	—	542
Purchase of treasury stock	—	—	(94)
Proceeds from exercise of stock options	—	18	—

Net cash provided by financing activities	13,726	9,219	10,294

Net increase (decrease) in cash and cash equivalents	503	(15,017)	(9,038)
Effect of exchange rate changes on cash and cash equivalents	633	839	69
Cash and cash equivalents at beginning of period	1,771	15,949	24,918

Cash and cash equivalents at end of period	$2,907	$1,771	$15,949

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:

During the years ended December 31, 2012, 2011 and 2010, Stanadyne Holdings, Inc. and subsidiaries entered into capital leases for new equipment resulting in capital lease obligations of $2,663, $773 and $155, respectively.

See accompanying notes to consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(dollars in thousands)

	December 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$2,906	$1,770
Accounts receivable, net of allowance for uncollectible accounts of $258 and $259 as of December 31, 2012 and 2011, respectively	32,688	34,881
Inventories, net	40,203	41,984
Prepaid expenses and other assets	3,366	4,850
Deferred income taxes	669	2,953

Total current assets	79,832	86,438
Property, plant and equipment, net	79,391	74,528
Goodwill	136,705	136,705
Intangible and other assets, net	66,659	71,242

Total assets	$362,587	$368,913

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$24,134	$29,024
Accrued liabilities	18,723	20,110
Current maturities of long-term debt	32,416	18,267
Current portion of capital lease obligations	1,043	547

Total current liabilities	76,316	67,948
Long-term debt, excluding current maturities	165,268	165,617
Deferred income taxes	9,779	14,209
Capital lease obligations, excluding current portion	2,963	1,420
Due to Stanadyne Holdings, Inc.	3,234	3,436
Other non-current liabilities	56,252	53,773

Total liabilities	313,812	306,403

Commitments and Contingencies (Notes 8 and 21)
Redeemable non-controlling interest	939	686

Stockholder’s Equity:
Common stock, par value $0.01, authorized 10,000 shares, issued and outstanding 1,000 shares	—	—
Additional paid-in capital	74,823	85,653
Accumulated other comprehensive loss	(21,312)	(18,045)
Accumulated deficit	(5,675)	(5,784)

Total stockholder’s equity	47,836	61,824

Total liabilities and equity	$362,587	$368,913

See accompanying notes to consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(dollars in thousands)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Net sales	$251,459	$245,761	$250,593
Cost of goods sold	182,682	187,459	177,380

Gross profit	68,777	58,302	73,213
Selling, general, administrative and other operating expenses	46,290	47,278	52,303

Operating income	22,487	11,024	20,910
Other (income) expense:
Interest income	(5)	(29)	(266)
Interest expense	20,184	19,748	18,861
Other expense (income)	728	121	(56)

Income (loss) from operations before income tax (benefit) expense	1,580	(8,816)	2,371
Income tax expense (benefit)	68	(4,260)	3,300

Net income (loss)	1,512	(4,556)	(929)
Less: net (income) loss attributable to non-controlling interest	(1,218)	334	1,508

Net income (loss) attributable to stockholder	$294	$(4,222)	$579

See accompanying notes to consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Net income (loss)	$1,512	$(4,556)	$(929)
Other comprehensive (loss) income:
Additional Pension Liability, net of tax of $1,830, $6,322, and $899	(3,113)	(10,785)	(1,544)
Foreign currency translation adjustments	(154)	918	(677)

Comprehensive income (loss), net of tax	1,358	(3,638)	(1,606)
Less: comprehensive (income) loss attributable to the non-controlling interest	(1,218)	334	1,508

Comprehensive income (loss) attributable to the stockholder of Stanadyne Corporation	$140	$(3,304)	$(98)

See accompanying notes to consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(dollars in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholder’s Equity	Non- controlling Interest	Total Equity
	Shares	Amount
December 31, 2009	1,000	$—	$105,207	$(5,957)	$5,151	$104,401	$(906)	$103,495
Net income					579	579	(239)	340
Adjustment of the redeemable non-controlling interest to redemption value					(1,269)	(1,269)		(1,269)
Activity attributable to redeemable non-controlling interest			(1,349)			(1,349)	578	(771)
Foreign currency translation adjustment				(677)		(677)	25	(652)
Additional pension liability, net of tax of $899				(1,544)		(1,544)		(1,544)
Partner investment in SAPL						—	542	542
Dividend paid			(5,977)		(6,023)	(12,000)		(12,000)

December 31, 2010	1,000	—	97,881	(8,178)	(1,562)	88,141	—	88,141
Net loss					(4,222)	(4,222)		(4,222)
Adjustment of the redeemable non-controlling interest to redemption value			(228)			(228)		(228)
Foreign currency translation adjustment				918		918		918
Additional pension liability, net of tax of $6,322				(10,785)		(10,785)		(10,785)
Dividend paid			(12,000)			(12,000)		(12,000)

December 31, 2011	1,000	—	85,653	(18,045)	(5,784)	61,824	—	61,824
Net income					294	294		294
Adjustment of the redeemable non-controlling interest to redemption value			1,170		(185)	985		985
Foreign currency translation adjustment				(154)		(154)		(154)
Additional pension liability, net of tax of $1,830				(3,113)		(3,113)		(3,113)
Dividend paid			(12,000)			(12,000)		(12,000)

December 31, 2012	1,000	$—	$74,823	$(21,312)	$(5,675)	$47,836	—	$47,836

See accompanying notes to consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,512	$(4,556)	$(929)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,621	12,651	14,777
Amortization of debt issuance costs	1,739	1,523	1,434
Deferred income taxes	(382)	(3,402)	720
Loss (gain) on disposal of property, plant and equipment	27	(14)	9
Changes in assets and liabilities:
Accounts receivable	1,718	(2,108)	(4,927)
Inventories	1,346	(9,189)	(9,136)
Prepaid expenses and other assets	1,564	(572)	(2,114)
Due to Stanadyne Holdings, Inc.	(226)	1,153	1,696
Accounts payable	(5,154)	6,844	7,795
Accrued liabilities	(1,472)	(9,465)	3,983
Other non-current liabilities	(2,635)	263	(5,838)

Net cash provided by (used in) operating activities	10,658	(6,872)	7,470

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,060)	(5,215)	(14,896)
Decrease (increase) in restricted cash	179	(179)	—
Proceeds from disposal of property, plant and equipment	—	48	—

Net cash used in investing activities	(11,881)	(5,346)	(14,896)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from U.S. revolver	78,655	8,000	—
Payments on U.S. revolver	(65,565)	—	—
Proceeds from foreign overdraft facilities	5,502	25,430	5,821
Payments on foreign overdraft facilities	(4,637)	(24,869)	(1,837)
Proceeds from foreign term loans	1,713	2,237	5,631
Payments on foreign term loans	(1,374)	(885)	(212)
Payments on capital lease obligations	(568)	(510)	(1,155)
Payments of debt issuance costs	—	(202)	(29)
Proceeds from issuance of debt to non-controlling interest	—	—	1,627
Proceeds from investment by non-controlling interest	—	—	542
Dividends paid	(12,000)	(12,000)	(12,000)

Net cash provided by (used in) financing activities	1,726	(2,799)	(1,612)

Net increase (decrease) in cash and cash equivalents	503	(15,017)	(9,038)
Effect of exchange rate changes on cash and cash equivalents	633	839	69
Cash and cash equivalents at beginning of period	1,770	15,948	24,917

Cash and cash equivalents at end of period	$2,906	$1,770	$15,948

During the years ended December 31, 2012, 2011 and 2010, Stanadyne Corporation entered into capital leases for new equipment resulting in capital lease obligations of $2,663, $773 and $155, respectively.

See accompanying notes to consolidated financial statements.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(1)	Business and Consolidation

Description of Business. Stanadyne Holdings, Inc. (“Holdings”) owns all of the outstanding common stock of Stanadyne Intermediate Holdings Corp. (“SIHC”). The name of SIHC was changed on July 29, 2009 from Stanadyne Automotive Holding Corp. (“SAHC”). SIHC owns all of the outstanding common stock of Stanadyne Corporation (together with its consolidated subsidiaries, “Stanadyne”). A majority of the outstanding common stock of Holdings is owned by funds managed by Kohlberg Management IV, L.L.C. (“Kohlberg”). Collectively, Holdings, SIHC and Stanadyne hereinafter are referred to as the “Company.” Holdings and Stanadyne are separate reporting companies. Unless otherwise noted, the notes herein relate to both Holdings and Stanadyne as of and for the years ended December 31, 2012, 2011 and 2010.

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

Principles of Consolidation. The consolidated financial statements of Holdings include the accounts of Holdings and all of Holdings’ direct and indirect wholly-owned subsidiaries: SIHC, Stanadyne, Stanadyne, SpA (“SpA”), and Stanadyne Changshu Corporation (“SCC”). The consolidated financial statements of Stanadyne include the accounts of Stanadyne and Stanadyne’s wholly-owned subsidiaries: SpA and SCC. A joint venture, Stanadyne Amalgamations Private Limited (“SAPL”), is fully consolidated with Holdings and Stanadyne based on Stanadyne’s controlling share, while the remaining share is recorded as a non-controlling interest. The financial statements of SAPL and SpA are consolidated on a fiscal year basis ending November 30 to allow sufficient time for the preparation of financial information for inclusion in the consolidated financial statements. Intercompany balances have been eliminated in consolidation.

Risks and Uncertainties. The Company’s financial position, results of operations and cash flows have been and may continue to be adversely affected by the global recession, significant volatility in the worldwide capital, credit and commodities markets, concerns about inflation, lower corporate profits and increased capital spending. Holdings incurred consolidated net losses and negative cash flows from operations in each of the last three years. Stanadyne incurred a net loss and negative cash flows from operations in 2011. Holdings and Stanadyne are both highly leveraged with total short-term and long-term debt of $297.7 million and $197.7 million, respectively, outstanding at December 31, 2012. The indenture governing Stanadyne’s senior subordinated notes limits the amount of dividends that can be paid to an amount calculated under a Restricted Payments Basket (as defined by the terms of the indenture) (“RP Basket”). Holdings relies on dividends from SIHC which are received from Stanadyne to make semi-annual interest payments on its senior discount notes. Failure to make these interest payments would result in an event of default under the terms of the senior discount notes. Kohlberg has advised Holdings that it will provide financial assistance to Holdings, to the extent necessary, in meeting the semi-annual interest payments that will come due through February 15, 2014. If necessary, Kohlberg will provide Holdings with an equity infusion of up to $8 million. The Company believes that with cash and cash equivalents on hand, availability under the U.S. Revolver, expected operating cash flow, and limited financial assistance from Kohlberg, if necessary, it has sufficient liquidity over the next 12 months to meet its obligations. However, the factors described above create potential uncertainty, and management will continually monitor the Company’s revenues and operating cash flow against expectations. In the event the Company’s forecasts to generate sufficient operating cash flow are not realized, the Company may need to reduce headcount, reduce other spending, reduce or delay capital investments and product development, incur more indebtedness, restructure existing indebtedness, or raise additional equity capital, or a combination of these items, which may have a further negative impact on its business, results of operations, and cash flows. In addition, the Company’s current debt agreements limit its ability to incur additional indebtedness, so the ability to borrow additional money may be limited by the Company’s debt holders or by conditions in the credit markets.

(2)	Summary of Significant Accounting Policies

Out-of-Period Adjustment. The results for 2011 for each of Holdings and Stanadyne include a reduction to interest expense of $226 to correct for an overstatement of interest expense in 2010 as a result of over accruing for interest expense associated with debentures issued by SAPL. As a result of this error and the out-of-period adjustment to correct the error, interest expense is

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

overstated by $226 in 2010 and is understated by $226 in 2011. Accordingly, in the case of Holdings, net loss is overstated by $142 in 2010 and is understated by $142 in 2011, and in the case of Stanadyne, net income is understated by $142 in 2010, and net loss is understated by $142 in 2011. We evaluated these errors and deemed them to be immaterial to both the 2011 and 2010 consolidated financial statements.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company believes that the significant accounting estimates most critical to aid in fully understanding and evaluating the financial results include: product warranty reserves, inventory valuation adjustments for excess or obsolescence, realization of goodwill and other long-lived assets, pension and postretirement benefit liabilities, workers’ compensation liabilities, stock compensation, self-insurance reserves and determination of income tax balances including valuation allowances. Actual results could differ from those estimates.

Cash and Cash Equivalents and Cash Flows. The Company considers cash on hand and short-term investments with an original maturity of three months or less to be cash and cash equivalents. Stanadyne Corporation invests on an overnight basis in certain cash management funds which are rated AAA by Standard & Poor’s and Aaa by Moody’s. These funds are not insured through the Federal Deposit Insurance Corporation (“FDIC”.)

On occasion, the Company is required to maintain cash deposits with certain banks with respect to contractual obligations related to working capital financing arrangements at SCC. As of December 31, 2012, the Company was not required to maintain any such restricted cash deposits. As of December 31, 2011, the amount of such restricted cash was $179.

Accounts Receivables. All accounts receivable are reported on the balance sheet at outstanding principal amount adjusted for any doubtful accounts. Allowances for doubtful accounts are maintained in amounts considered to be appropriate in relation to the accounts receivable outstanding based on collection experience, economic conditions and credit risk quality.

Inventories. Inventories are stated at the lower of cost or market. The principal components of costs included in inventories are materials, labor, subcontract costs and overhead. The Company uses the last-in/first-out (“LIFO”) method of valuing its inventory, except for the inventories of SCC, SpA and SAPL, which are valued using the first-in/first-out (“FIFO”) method. At December 31, 2012 and 2011, inventories valued at LIFO represented $24.7 million and $29.1 million of total inventories, respectively. Application of purchase accounting to the Company’s inventories in conjunction with the 2004 change in control resulted in a base year LIFO inventory value that was greater than the FIFO value through December 31, 2012. The LIFO inventory reserve value represents the amount necessary to state the Company’s U.S.-based inventories valued on a FIFO to LIFO basis.

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

Impairment of Long-Lived Assets, Goodwill and Other Intangible Assets. The Company evaluates the carrying value of long-lived assets (including property and equipment, goodwill and other intangible assets) when events or circumstances warrant such a review. Goodwill and intangible assets with indefinite lives are tested for impairment annually during the fourth fiscal quarter each year or more often if events or circumstances indicate a reduction in the fair value below the carrying value. Goodwill is allocated and reviewed for impairment by reporting unit. The goodwill is allocated to the reporting unit in which the business that created the goodwill resides. To test for goodwill impairment, the carrying value of the reporting unit is compared with its fair value. If the carrying value of the goodwill or long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset (see Note 6).

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

Revenue Recognition. Sales and related costs of sales are recorded when products are shipped to customers, unless delivery terms specify transfer of title at point of destination in which case the sales and related cost of sales are recognized when goods are delivered. In addition, the Company occasionally enters into development contracts with certain customers and recognizes revenues on those contracts under the Milestone Method of revenue recognition, as defined in ASC 605. The Company establishes estimates for sales returns and allowances based on historical experience. The Company does not provide customers with general rights of return for products sold; however, in limited circumstances, the Company will allow sales returns and allowances from customers if the products sold do not conform to specifications. Freight on sales is recorded as a component of selling, general and administrative expenses and totaled $4,125, $4,826 and $3,002 in 2012, 2011 and 2010, respectively.

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

Research and Development. Research and development (“R&D”) costs incurred for the years ended December 31, 2012, 2011 and 2010 were $19,657, $18,062 and $15,167, respectively, of which $4,192, $4,104 and $1,891, respectively, were reimbursed by customers. Net R&D expenses of $15,465, $13,958 and $13,276 for the years ended December 31, 2011, 2010 and 2009, respectively, are included in the consolidated statements of operations. R&D expenses include engineering labor, prototype hardware, and other development costs.

Pension and Other Postretirement Benefits. The Company amortizes unrecognized gains and losses exceeding 10% of the accumulated benefit obligation for the pension plans and for the health and life insurance benefits over the average remaining service period of the plan participants. This period approximates the period during which the benefits are earned. This amortization method of postretirement benefit obligations distributes gains and losses over the benefit period of the participants, thereby minimizing any volatility caused by actuarial gains and losses.

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

Foreign Currency Translation. The functional currencies for the Company’s foreign operations are their respective local currencies. The assets and liabilities of these operations are translated into U.S. dollars at the end of the period exchange rates. The revenues and expenses are translated at weighted-average rates for the period. The gains or losses from these translations are recorded in other comprehensive income. Gains or losses from transactions denominated in a currency other than the functional currency of the subsidiary involved are included in the consolidated statement of operations. Foreign currency transaction losses in 2012, 2011 and 2010 were $511, $571 and $503, respectively.

Reclassifications. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

(3)	New Accounting Standards

Comprehensive Income. In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” This ASU intends to enhance comparability and transparency of other comprehensive income components. The guidance provides an option to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. This ASU eliminates the option to present other comprehensive income components as part of the statement of changes in shareholders’ equity. The Company adopted the provisions of this ASU in the first quarter 2012. This ASU did not have a material impact on our financial statements or disclosures.

Comprehensive Income. In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU intends to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring entities to provide information about the reclassified amounts by component. The guidance is effective prospectively for reporting periods beginning after December 15, 2012. This ASU is not expected to have a material impact on our financial statements or disclosures.

Intangibles – Goodwill. In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment.” This ASU intends to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted the provisions of this ASU as of December 31, 2012. This ASU did not have a material impact on our financial statements or disclosures.

Intangibles – Other. In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” This ASU intends to simplify how entities test indefinite-lived intangible assets for impairment and improve consistency in approach among the long-lived asset categories, such as goodwill. The amendment permits entities first to assess qualitative factors in determining whether it is more likely than not that an indefinite-lived intangible asset has been impaired and whether it is necessary to perform further quantitative impairment test procedures. Previous guidance required an entity to test indefinite-lived intangible assets for impairment at least annually by comparing the fair value of the assets with their carrying amounts. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted the provisions of this ASU as of December 31, 2012. This ASU did not have a material impact on our financial statements or disclosures.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(4)	Inventories

Inventories at December 31 consisted of:

	2012	2011
Raw materials	$18,048	$19,647
Work in process	12,035	13,521
Finished goods	10,120	8,816

	$40,203	$41,984

The LIFO reserve (an addition to FIFO value) at December 31, 2012 and 2011 was $896 and $106, respectively, and is included in the table above.

(5)	Property, Plant and Equipment

Property, plant and equipment including equipment under capital leases at December 31 consisted of:

	2012	2011
Land	$7,520	$7,637
Building and improvements	26,132	25,813
Machinery and equipment	141,470	140,647
Assets under capital leases	7,076	4,413
Construction in progress	12,851	4,260

Gross Property Plant and Equipment	195,049	182,770
Less accumulated depreciation and amortization	115,658	108,242

Net Property Plant and Equipment	$79,391	$74,528

Depreciation expense including amortization of assets acquired under capital leases was $9,805, $9,707 and $11,617 for the years ended December 31, 2012, 2011 and 2010 respectively. The net book value of assets acquired under capital leases was $5,297 and $3,055 at December 31, 2012 and 2011, respectively.

(6)	Goodwill

The following table sets forth the change in the carrying amount of goodwill for the Company:

Goodwill	$136,705
Foreign currency translation	—

December 31, 2010	136,705
Foreign currency translation	—

December 31, 2011	136,705
Foreign currency translation	—

December 31, 2012	$136,705

During the fourth quarter of 2012 and 2011, the Company performed its annual impairment analysis of the $136.7 million of goodwill in the Stanadyne Corporation reporting unit. The Company’s goodwill impairment testing analysis included projecting cash flows for over a five year period and discounting those amounts based on appropriate market risks and other market factors. Based on those projections and other assumptions used in the analysis, the Company concluded that the fair value of the reporting unit exceeded the carrying value of net assets. As a result, there was no impairment of goodwill in 2012 and 2011.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

The goodwill balances at December 31, 2012, 2011 and 2010 include an accumulated goodwill impairment charge of $6.5 million.

(7)	Intangible and Other Assets

Major components of intangible assets, other than goodwill, at December 31 consisted of:

Holdings:	2012		2011
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks/trade names	$51,100	$—	$51,100	$—
Technology/patents	24,300	16,150	24,300	14,859
Customer contracts	15,252	12,816	15,252	11,291
Debt issuance costs	14,660	10,995	14,666	8,996
Other	1,935	75	1,958	75

	$107,247	$40,036	$107,276	$35,221

Stanadyne:	2012		2011
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks/trade names	$51,100	$—	$51,100	$—
Technology/patents	24,300	16,150	24,300	14,859
Customer contracts	15,252	12,816	15,252	11,291
Debt issuance costs	12,305	9,192	12,310	7,453
Other	1,935	75	1,958	75

	$104,892	$38,233	$104,920	$33,678

Amortization expense of intangible assets for the Company, exclusive of the amortization of debt issuance costs, was $2,816, $2,944 and $3,160 for the years ended December 31, 2012, 2011 and 2010, respectively. Estimated annual amortization expense for the Company’s intangible assets is expected to be $2,816 in 2013, $2,202 in 2014, $1,093 in 2015, $1,072 in 2016 and $1,072 in 2017.

Amortization of debt discount and debt issuance costs is included as interest expense in the accompanying consolidated statements of operations for Holdings of $1,999, $1,784 and $1,695 for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization of debt issuance costs is included as interest expense in the accompanying consolidated statements of operations for Stanadyne of $1,739, $1,523 and $1,437 for the years ended December 31, 2012, 2011 and 2010 respectively.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(8)	Leases

The Company is obligated under certain non-cancelable operating leases. Rent expense for the years ended December 31, 2012, 2011 and 2010 was $746, $928 and $671, respectively.

Future minimum payments under non-cancelable operating leases with initial or remaining lease terms in excess of one year and future minimum capital lease payments as of December 31, 2012 were as follows:

	Capital Leases	Operating Leases
Year ending December 31:
2013	$1,301	$982
2014	1,023	849
2015	905	736
2016	779	656
2017	649	705
Amounts thereafter	90	1,139

Total minimum lease payments	4,747	$5,067

Less: amount representing interest	741

Present value of net minimum capital lease obligations	4,006
Less: current installments of capital lease obligations	1,043

Capital lease obligations, excluding current installments	$2,963

(9)	Accrued Liabilities

Accrued liabilities at December 31 consisted of:

	Holdings		Stanadyne
	2012	2011	2012	2011
Accrued interest	$10,594	$10,572	$6,060	$6,039
Vacation	3,005	3,204	3,005	3,204
Salaries, wages and bonus	2,816	2,875	2,816	2,875
Accrued tax	1,292	1,936	1,285	1,961
Accrued warranty	893	774	893	774
Pension	722	727	722	727
Deferred income	285	663	285	663
Professional fees	609	642	542	642
Workers’ compensation	594	712	594	712
Health benefits	561	650	561	650
Accrued rent	544	559	544	559
Retiree health benefits	357	396	357	396
Other	1,059	908	1,059	908

	$23,331	$24,618	$18,723	$20,110

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(10)	Other Non-current Liabilities

Other non-current liabilities at December 31 consisted of:

	2012	2011
Pensions	$43,344	$41,955
Italian leaving indemnity	4,457	4,860
Workers’ compensation	2,793	2,893
Retiree health benefits	2,484	2,745
SAPL derivative (Note 11)	1,150	427
Deferred income	1,139	—
Environmental	659	706
Deferred Rent	226	187

	$56,252	$53,773

(11)	Long-term Debt

Long-term debt at December 31 consisted of:

	Holdings		Stanadyne
	2012	2011	2012	2011
U.S. Revolver	$21,090	$8,000	$21,090	$8,000
Senior Subordinated Notes	160,000	160,000	160,000	160,000
Holdings Senior Discount Notes	100,000	100,000	—	—
SAPL term debt, payable to India banks through 2017, bearing interest at rates ranging from 11.75% to 12.75%	5,982	5,980	5,982	5,980
SAPL Debentures	1,251	1,202	1,251	1,202
SAPL debt, payable to India banks through 2013, bearing interest at rates ranging from 11.35% to 12.75%	4,660	3,221	4,660	3,221
SCC debt, payable to Shanghai-Pudong Development Bank through 2013, bearing interest at a rate of 6.90%	2,608	2,977	2,608	2,977
SpA debt, payable to Italian banks through 2013, bearing interest at rates ranging from 4.0% to 14.3%	2,093	2,504	2,093	2,504

Total long-term debt	297,684	283,884	197,684	183,884
Less current maturities of long-term debt	32,416	18,267	32,416	18,267

Long-term debt, excluding current maturities	$265,268	$265,617	$165,268	$165,617

The fair values of the Senior Subordinated Notes and Holdings’ Senior Discount Notes are based on bid prices and are classified within Level 1 of the valuation hierarchy. The fair value of the Senior Subordinated Notes at December 31, 2012 and 2011 was $148.8 million and $135.4 million, respectively. The fair value of Holdings’ Senior Discount Notes at December 31, 2012 and 2011 was $68.0 million and $93.0 million, respectively. The fair values of the Company’s other borrowings approximated their recorded values at December 31, 2012 and 2011 based on similar borrowing agreements offered by other major institutional banks and are classified within Level 2 of the valuation hierarchy.

On August 13, 2009, Stanadyne (as borrower) and SIHC (as guarantor) entered into a revolving credit agreement (the “U.S. Revolver”) with Wells Fargo Capital Finance, LLC (“Wells Fargo”). The U.S. Revolver, as amended through 2012, provided

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

for maximum borrowings of $55.8 million based on availability, as defined, and is secured by all Stanadyne and SIHC assets, as well as a pledge of 65% of Stanadyne’s stock in SpA, SAPL, and SCC. The U.S. Revolver is comprised of a domestic inventory and accounts receivable facility, a domestic fixed asset facility, a foreign accounts receivable sub-facility guaranteed by the Export-Import Bank of the United States and a guaranteed facility, as defined by the credit agreement. The terms of the agreement also allow the Company to permanently reduce the amount of available credit under the Guaranteed Facility, in increments of $1.0 million, with a 10 day notice, in the event equity infusions are made to Holdings at the direction of Kohlberg. Interest on borrowings under the U.S. Revolver is at a Base Rate (as defined by the agreement) or LIBOR, plus an applicable margin ranging between 1.25% and 1.75% through 2012, depending on the level of excess availability. All borrowings under the U.S. Revolver are due and payable on April 30, 2014. The U.S. Revolver is subject to a fixed charge coverage ratio covenant test if availability is less than $4.0 million of 1.1, and certain other affirmative and negative covenants common to an asset-backed loan agreement. The U.S. Revolver also limits the amount of dividends and other payments that can be made by Stanadyne to SIHC. Further, the Company is required to provide annual audited financial statements to Wells Fargo within 105 days of year end.

On February 13, 2013, Stanadyne and Wells Fargo entered into a Fifth Amendment to Credit Agreement (the “Fifth Credit Amendment”) and a Fifth Amendment to EXIM Guarantied Credit Agreement (the “Fifth EXIM Amendment”). The Fifth Credit Amendment increased the maximum revolver amount by $5 million, increasing the total commitment to $60.8 million. The Fifth Credit Amendment also increased interest rates by 0.25% based on levels of Availability (as defined by the Credit Agreement), and modified certain clauses within the inventory sub-facility to add an inventory block and within the accounts receivable sub-facility to increase the revolving line limit and to modify customer concentration limits. In connection with this amendment, Stanadyne also entered into a Fifth EXIM Amendment to incorporate the modifications added by the Fifth Credit Amendment into the EXIM Guarantied Credit Agreement. All other terms of the credit agreements were materially unchanged from the prior agreements.

As of December 31, 2012, the U.S. Revolver had Availability of $23.0 million, after reflecting $21.1 million of borrowings and $3.5 million used for standby letters of credit, as well as other limitations related to inventory and accounts receivable. Stanadyne also pays a commitment fee of 0.5% on the unused portion of the foreign accounts receivable sub-limit and on the unused portion of the balance of the U.S. Revolver.

In 2010, SAPL received $1.6 million of cash proceeds from the issuance of debentures (the “Debentures”) to our non-controlling interest partners. The Debentures pay 11.00% interest annually. While the Debentures are not redeemable for cash and are compulsorily convertible to shares of common equity in SAPL in 2020, the holders have the option to convert the Debentures to equity after 2015. Upon voluntary conversion, the resulting shares of common equity in SAPL would be subject to the put option described in Note 17. The proceeds of the Debentures were used to partially fund the acquisition of equipment and working capital to support the expansion of manufacturing operations in SAPL. The Company has allocated the proceeds received from the Debentures between the underlying instruments and has recorded the conversion feature as a liability. The unamortized debt discount is amortized to interest expense using the effective interest method through the expiration date of the put option. The conversion feature, which is considered an embedded derivative instrument, has been recorded at its fair value, as its fair value can be separated from the convertible note and its conversion is independent of the underlying Debenture value. The conversion feature amounted to $1,150 and $427 at December 31, 2012 and 2011, respectively, and is included in other non-current liabilities on the consolidated balance sheets. The conversion liability is marked to market each reporting period with the resulting gains or losses shown in other income in the statement of operations. The loss for the years ended December 31, 2012 and 2011 was $728 and $121, respectively.

Stanadyne had $160 million of Notes outstanding at December 31, 2012 and 2011 at a fixed interest rate of 10.00%. The Notes are due on August 15, 2014. Payment of the Notes is an obligation of Stanadyne. In addition, the Notes are subject to covenants including limitations on indebtedness, liens, and dividends or other distributions to stockholders.

On February 13, 2013, Stanadyne and Jefferies Finance LLC (“Jefferies”) entered into a Second-Lien Term Loan Agreement (the “Term Loan Agreement”) providing for a term loan in an aggregate original principal amount of $25 million (with potential incremental term loans up to an additional $15 million in aggregate). The term loan is guaranteed by Stanadyne’s immediate parent, SIHC and is secured by a second-lien position in certain tangible and intangible assets of Stanadyne, including property, plant and equipment, fixed assets, copyrights, trademarks and patents. Covenants include restrictions on pre-payments, restrictions on dividends, and limitations on sales of assets and sale and leaseback transactions. The term loan bears interest at 10.0% per annum and matures on June 30, 2014. Interest only is payable quarterly. Prepayment may be required upon sales of assets or a change of control. Stanadyne has taken these actions in order to enhance its available liquidity during the production launch of new high pressure gasoline and diesel fuel pump products.

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

At December 31, 2012 and 2011, the weighted average interest rate on the Company’s current and long-term borrowings at SAPL was 12.3% and 12.6%, respectively.

At December 31, 2012 and 2011, the weighted average interest rate on the Company’s short-term borrowings at SpA was 5.0% and 4.4%, respectively.

The aggregate maturities of long-term debt outstanding at December 31, 2012 were:

	Holdings	Stanadyne
2013	$32,416	$32,416
2014	161,965	161,965
2015	102,492	2,492
2016	537	537
2017	274	274
Thereafter	—	—

	$297,684	$197,684

For the years ended December 31, 2012, 2011 and 2010, interest paid by Holdings was $30,044, $29,881 and $29,324, respectively.

For the years ended December 31, 2012, 2011 and 2010, interest paid by Stanadyne was $18,044, $17,881 and $17,324, respectively.

(12)	Pensions

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

Benefits may be paid under the Pension Plan and the SERP in the form of (i) a straight-life annuity for the life of the participant; (ii) a 50%, 75% or 100% joint and survivor annuity whereby the participant receives a reduced monthly benefit for life and the surviving spouse receives 50%, 75% or 100% of such reduced monthly benefit for life; and (iii) for participants with an accrued benefit of $5 or less, a lump sum. The SERP expense was $508, $437 and $400 for the years ended December 31, 2012, 2011 and 2010, respectively.

Effective March 31, 2007, Stanadyne amended the Pension Plan to freeze the Pension Plan with respect to all participants so that no future benefits accrued after that date. As required by law, benefits already accrued as of such date were not affected. With respect to such benefits, participants continue to vest and all other retirement options, including early retirement reduction factors, remain unchanged. The assets continue to be held in trust for participants until they retire. The accrual of benefits for certain executives participating in the SERP is based on the accrual of benefits under the Pension Plan. Therefore, the freeze of the Pension Plan also resulted in the freeze of the SERP.

The following table sets forth the change in benefit obligation, change in plan assets and funded status of the Pension Plan and the SERP in the Company’s consolidated balance sheets as of December 31, 2012 and 2011:

	2012	2011
Change in projected benefit obligations:
Benefit obligation at beginning of year	$121,485	$109,904
Interest cost	5,620	5,854
Actuarial loss	13,072	11,194
Benefits paid	(5,831)	(5,467)

Benefit obligation at end of year	134,346	121,485

Change in plan assets:
Fair value of plan assets at beginning of year	79,119	78,529
Actual return on plan assets	11,863	(370)
Employer contribution	5,446	6,427
Benefits paid	(5,831)	(5,467)
Fair value of plan assets at end of year	90,597	79,119

Funded status	$(43,749)	$(42,366)

Unrecognized actuarial losses recorded in accumulated other comprehensive income were $45,086 and $40,574 as of December 31, 2012 and 2011, respectively. The Company expects to recognize $3,471 of unrecognized actuarial losses in 2013.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

The components of the net periodic pension costs were as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Interest cost	$5,620	$5,854	$6,005
Expected return on plan assets	(6,404)	(6,320)	(5,531)
Recognized net actuarial loss	3,101	1,364	1,218

Net periodic pension cost	$2,317	$898	$1,692

Actuarial assumptions used in accounting for the Pension Plan were:

	December 31, 2012	December 31, 2011	December 31, 2010
Benefit obligation at year-end:
Assumed average salary compensation increase	N/A	N/A	N/A
Discount rate	3.90%	4.75%	5.50%

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Net periodic benefit cost for the year:
Assumed average salary compensation increase	N/A	N/A	N/A
Discount rate	4.75%	5.50%	6.00%
Expected long-term rate of return on assets	8.00%	8.00%	8.00%

Changes to the Pension Plan to freeze benefits as of March 31, 2007 made assumptions for future salary compensation increases unnecessary for valuation of the December 31, 2012 and 2011 benefit obligation.

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

In selecting the expected return assumption, the Company takes into consideration information provided by the Pension Plan trustee. Based on the asset allocation percentages in the Company’s current investment policy, the plan trustee’s January 2013 investment return model produced a range of expected investment returns over the next 20 years of 5.8% to 12.1%. Based on 1,000 investment return simulations produced by the model, it is anticipated that the allocation, in accordance with the Company’s investment policy, would generate an average annual return over the 20 year projection period equal to or in excess of 5.8% seventy-five percent of the time while returns of 12.1% or greater would be anticipated twenty-five percent of the time. The expected return (50th percentile or median) is 8.9% with a standard deviation of 15.0.

Therefore, the “best-estimate” range, based on this model, is 5.8% to 12.1%. Based on the foregoing considerations, and historical performance of the fund assets since 1988, the Company believes that an expected return assumption of 8.0% per annum is reasonable.

Minimum required contributions to the Pension Plan for the calendar years 2012 and 2011 were $5.0 million and $6.0 million, respectively. The Company expects the minimum required contribution to the Pension Plan in 2013 will be approximately $4.1 million.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

The Company’s Pension Plan asset allocation at December 31, 2012 and targeted allocation for 2013 by asset category are as follows:

Pension Plan Assets

Fair Value Measurements at December 31, 2012

Category of Assets in $000’s

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total	% of Total	Asset Target
Equity Securities
Large Cap	$35,500	$—	$—	$35,500	39.2%
Small Cap	7,614	—	—	7,614	8.4%
International	18,759	—	—	18,759	20.7%

					68.3%	69.0%
Fixed Income
Emerging Markets	4,920	—	—	4,920	5.4%
High Yield	5,719	—	—	5,719	6.3%
Corporate Bonds	18,084	—	—	18,084	20.0%

					31.7%	31.0%

Totals	$90,596	$—	$—	$90,596	100.0%	100.0%

% of fair value hierarchy	100.0%			100.0%

Pension Plan Assets

Fair Value Measurements at December 31, 2011

Category of Assets in $000’s

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total	% of Total	Asset Target
Equity Securities
Large Cap	$30,692	$—	$—	$30,692	38.8%
Small Cap	6,782	—	—	6,782	8.6%
International	16,063	—	—	16,063	20.3%

					67.7%	69.0%
Fixed Income
Emerging Markets	4,194	—	—	4,194	5.3%
High Yield	4,949	—	—	4,949	6.3%
Corporate Bonds	16,439	—	—	16,439	20.8%

					32.3%	31.0%

Totals	$79,119	$—	$—	$79,119	100.0%	100.0%

% of fair value hierarchy	100.0%			100.0%

Asset management objectives include maintaining a level of diversification, to reduce interest rate and market risk, and to provide adequate liquidity to meet immediate and future benefit payment requirements. The Company’s overall investment strategy is to achieve a mix of 69% growth seeking assets and 31% in income generating assets which is designed to improve

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

portfolio efficiency, and to provide returns that are between equity and fixed income, with a risk profile similar to fixed income securities. Our actual Pension Plan asset allocations by level within the fair value hierarchy are presented as of December 31, 2012. Level 1 assets represent mutual funds that are valued at quoted prices in active markets for identical assets.

The equity securities and debt securities do not directly include any amounts of Company stock, Notes or Discount Notes at December 31, 2012 and 2011. Assets are generally rebalanced to the target asset allocation monthly.

Estimated future benefit payments are as follows:

2013	$5,639
2014	5,856
2015	6,121
2016	6,465
2017	6,748
Subsequent five years	38,211

In accordance with Italian Civil Code, the Company provides employees of SpA a leaving indemnity payable upon termination of employment. The amount of this leaving indemnity is determined by the employee’s category, length of service, and overall remuneration earned during service. Amounts included as part of accrued liabilities and other non-current liabilities, in total, at December 31, 2012 and 2011 were $4,707 and $5,112, respectively. Leaving indemnity expense was $643, $875, and $709 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

The following table presents the plan’s change in benefit obligation, change in plan assets and the funded status in the Company’s consolidated balance sheets as of December 31:

	2012	2011
Change in benefit obligations:
Benefit obligation at beginning of year	$3,142	$3,261
Service cost	30	38
Interest cost	104	137
Actuarial gain	(315)	(176)
Plan participants’ contributions	756	1,035
Benefits paid	(876)	(1,153)

Benefit obligation at end of year	2,841	3,142

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contribution	120	118
Plan participants’ contribution	756	1,035
Benefits paid	(876)	(1,153)

Fair value of plan assets at end of year	—	—

Funded status	$(2,841)	$(3,142)

Unrecognized actuarial gains recorded in accumulated other comprehensive income were $5,016 and $5,446 as of December 31, 2012 and 2011, respectively. The Company expects to recognize $662 of unrecognized actuarial gains in 2013.

The components of the net periodic postretirement health and life insurance plans costs were as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Service cost	$30	$38	$43
Interest cost	104	137	165
Recognized net actuarial gain	(745)	(760)	(827)

Net periodic income	$(611)	$(585)	$(619)

Actuarial assumptions used in accounting for the postretirement health care and life insurance plans were:

	December 31, 2012	December 31, 2011	December 31, 2010
Benefit obligation at year-end:
Discount rate	3.00%	3.75%	4.50%
Health care cost trend rates
Initial rate	N/A	N/A	N/A
Ultimate rate	N/A	N/A	N/A

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Net periodic benefit cost:
Discount rate	3.75%	4.50%	5.25%
Expected long-term rate of return on assets	N/A	N/A	N/A
Health care cost trend rates:
Initial rate	N/A	N/A	N/A
Ultimate rate	N/A	N/A	N/A

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(14)	Income Taxes

Income tax expense (benefit) for Holdings consisted of:

Holdings		Current	Deferred	Total
2012	Federal	$(386)	$(44)	$(430)
	State	(204)	62	(142)
	Foreign	1,040	56	1,096

		$450	$74	$524

2011	Federal	$(2,796)	$14,305	$11,509
	State	96	359	455
	Foreign	517	(1,165)	(648)

		$(2,183)	$13,499	$11,316

2010	Federal	$13	$(160)	$(147)
	State	264	(144)	120
	Foreign	339	(274)	65

		$616	$(578)	$38

Income tax (benefit) expense for Stanadyne consisted of:

Stanadyne		Current	Deferred	Total
2012	Federal	$(386)	$(72)	$(458)
	State	(204)	(366)	(570)
	Foreign	1,040	56	1,096

		$450	$(382)	$68

2011	Federal	$(1,471)	$(2,272)	$(3,743)
	State	96	35	131
	Foreign	517	(1,165)	(648)

		$(858)	$(3,402)	$(4,260)

2010	Federal	$1,977	$1,138	$3,115
	State	264	(144)	120
	Foreign	339	(274)	65

		$2,580	$720	$3,300

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

Total income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 35% for each year to income (loss) from continuing operations before income tax expense (benefit) and minority interest as follows:

Holdings	Year Ended, December 31, 2012	Year Ended, December 31, 2011	Year Ended, December 31, 2010
Computed “expected” benefit	$(3,843)	$(7,414)	$(3,482)
(Reduction) increase in income tax resulting from:
State taxes, net of federal tax effect	(306)	4	28
Foreign taxes	1,040	517	339
Unrecognized tax benefits	(65)	63	(82)
Federal research and development credit	—	(385)	(400)
Rate difference on income of foreign operations	(298)	354	2,292
Non-deductible interest on Senior Discount Notes	864	864	864
Change in valuation allowance	2,850	17,621	418
Non-taxable adjustment to SAPL option	255	—	—
Alternative minimum tax credit	(625)	—	—
Other, net	652	(308)	61

Total income tax expense (benefit)	$524	$11,316	$38

Stanadyne	Year Ended, December 31, 2012	Year Ended, December 31, 2011	Year Ended, December 31, 2010
Computed “expected” expense (benefit)	$553	$(3,085)	$830
(Reduction) increase in income tax resulting from:
State taxes, net of federal tax effect	(306)	82	28
Foreign taxes	1,040	517	339
Unrecognized tax benefits	(65)	63	(82)
Federal research and development credit	—	(385)	(400)
Rate difference on income of foreign operations	(298)	354	2,292
Tax benefit for U.S. production activities	—	—	(186)
Change in valuation allowance	(1,139)	(1,411)	418
Non-taxable adjustment to SAPL option	255	—	—
Alternative minimum tax credit	(625)	—	—
Other, net	653	(395)	61

Total income tax (benefit) expense	$68	$(4,260)	$3,300

U.S. federal, state and foreign net income taxes (refunded to) or paid by the Company amounted to $(414), $(2,166) and $2,713 for the years ended December 31, 2012, 2011 and 2010, respectively.

Loss before taxes from domestic operations of Holdings was $14,789, $22,015 and $1,571 for the years ended December 31, 2012, 2011 and 2010, respectively. (Loss) income before taxes from domestic operations of Stanadyne was $(2,228), $(9,646) and $10,748 for the years ended December 31, 2012, 2011 and 2010, respectively. Income (loss) before taxes from foreign operations of the Company was $3,808, $831 and $(8,377) for the years ended December 31, 2012, 2011 and 2010, respectively.

At December 31, 2012 and 2011, Holdings had unused domestic federal and state net operating loss carry forwards of $33,756 and $17,138, respectively, that are scheduled to expire in between five and twenty years. At December 31, 2012 and 2011, Stanadyne had unused domestic federal and state net operating loss carry forwards of $6,891 and $7,268, respectively.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

The Company had unused foreign net operating loss carry forwards of $14,775 and $24,008 at December 31, 2012 and 2011, respectively, which will expire between five years and an unlimited period. Under tax laws implemented in 2011, net operating losses of Italy may be carried forward indefinitely. Prior to the tax law change, the foreign net operating losses could be carried forward for only five years after being generated.

At December 31, 2012 and 2011, Holdings had valuation allowances of $36,886 and $32,206, respectively, for federal and state tax benefits that will not be realized. Holdings established the full valuation allowance at the end of 2011 as it determined that it was more likely than not that these deferred tax assets would not be realized. Factors considered by Holdings in this determination included losses incurred in recent periods. In addition, Holdings and Stanadyne recorded a valuation allowance of $3,926 and $5,065 at December 31, 2012 and 2011, respectively, related to SAPL, SpA and SCC. It is more likely than not that all other deferred tax assets will be fully realized based on projections for future taxable income and the expectation that a significant portion of these deferred tax assets will be realized by offsetting them against temporary items.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are presented as follows:

	Holdings		Stanadyne
	2012	2011	2012	2011
Current:
Deferred tax assets:
Postretirement benefits	$279	$365	$279	$365
Severance	36	76	36	76
Compensated absences	757	740	757	740
Workers’ compensation	220	263	220	263
Health benefits	208	240	208	240
Warranty	292	270	292	270
Net operating loss	—	1,339	—	1,339
Other	946	1,291	946	1,291

Deferred tax assets before valuation allowance	2,738	4,584	2,738	4,584
Less: valuation allowance	(1,919)	(2,887)	(499)	—

Deferred tax assets after valuation allowance	819	1,697	2,239	4,584
Deferred tax liabilities
Inventory reserves	(1,353)	(1,428)	(1,353)	(1,428)
Other	(217)	(203)	(217)	(203)

Deferred tax liabilities	(1,570)	(1,631)	(1,570)	(1,631)

Net current deferred tax (liabilities) assets	$(751)	$66	$669	$2,953

	Holdings		Stanadyne
	2012	2011	2012	2011
Non-current:
Deferred tax assets:
Postretirement benefits	$19,473	$15,267	$19,473	$15,267
Net operating loss carry forwards	13,085	9,591	6,030	6,057
Workers’ compensation	1,034	1,069	1,034	1,069
Tax credits	1,903	1,339	1,903	1,339
Accrued interest on Discount Notes	14,691	14,331	—	—
Other	2,148	3,807	2,082	3,448

Deferred tax assets before valuation allowance	52,334	45,404	30,522	27,180
Less: valuation allowance	(34,967)	(29,319)	(3,427)	(5,065)

Deferred tax assets after valuation allowance	17,367	16,085	27,095	22,115
Deferred tax liabilities:
Property, plant, equipment and other	(33,476)	(36,358)	(33,453)	(36,324)
Postretirement benefits	(3,005)	—	(3,005)	—
Other	(416)	—	(416)	—

Deferred tax liabilities	(36,897)	(36,358)	(36,874)	(36,324)

Net non-current deferred tax liabilities	(19,530)	(20,273)	(9,779)	(14,209)

Total net deferred tax liabilities	$(20,281)	$(20,207)	$(9,110)	$(11,256)

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

The following summarizes the activity related to the unrecognized tax benefits:

	2012	2011	2010
Balance at January 1	$538	$475	$784
Reversal of tax positions related to prior year	(70)	—	(357)
Additions based on tax positions related to current year	5	63	48
Reversal of tax positions related to settlements	—	—	—
Reversal of tax positions related to lapse of statute of limitations	—	—	—

Balance at December 31	$473	$538	$475

All of the unrecognized tax benefits would, if recognized, impact the annual effective tax rate. A liability of $473 and $538 was recorded at December 31, 2012 and 2011, respectively. Income tax expense for potential penalties and interest of $20, $63 and $36 was recorded during 2012, 2011 and 2010, respectively. The Company recognized interest and penalties as a component of income tax expense. The Company does not expect any material changes to the unrecognized tax benefits to occur over the next twelve months. The Company has approximately $142 and $122 accrued for interest and penalties as of December 31, 2012 and 2011, respectively.

The Company files income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions, and the Company is subject to routine audit by many different tax authorities. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2007. The Internal Revenue Service has commenced an examination of the 2009 U.S. federal income tax return. The future outcome of this examination may result in additional income tax expense or future payments of additional taxes.

(15)	401(k) Plan

Substantially all of the Company’s domestic employees are eligible to participate in the Stanadyne Corporation Savings Plus Plan (“401(k) Plan”). The 401(k) Plan provides such employees with the opportunity to save for retirement on a tax deferred basis. Effective April 2007, the 401(k) Plan was amended to: (i) increase Stanadyne’s matching contribution to 100% of employee pre-tax contributions on the first 1% of compensation and 50% of employee pre-tax contributions on the next 5% of compensation so that if an employee contributes 6% of compensation, the Stanadyne match would total 3.5% of that employee’s compensation; and (ii) provide for automatic enrollment at 3% of compensation for all new employees and all current employees who were not then contributing 3% or more of compensation. In May 2009, the company temporarily suspended its matching plan contribution due to the depressed economic conditions. Effective July 2010, the matching contributions were partially reinstated at 50% of employee pre-tax contributions on the first 1% of compensation and 25% of employee pre-tax contributions on the next 5% of compensation for an effective Company contribution rate of 1.75% based on a 6% employee contribution rate. In January 2011, the plan was further amended to restore contributions to the April 2007 levels. The Company made matching contributions of $1,068, $1,141 and $294 during the years ended December 31, 2012, 2011 and 2010, respectively.

(16)	Stockholders’ Equity

Common Stock. During the years ended December 31, 2012 and 2010, there were no stock options exercised. During the year ended December 31, 2011, one former employee exercised stock options to purchase 37,500 shares of Holdings’ common stock at $0.47 per share for $18. There were no shares purchased by the Company during 2012 and 2011. During 2010, 200,000 shares were purchased by the Company for $94 and are held as treasury stock.

Stock Options. In August 2004, Holdings established the 2004 Equity Incentive Plan (the “Option Plan”) to provide for the award of non-qualified stock options to attract and retain people who are in a position to make a significant contribution to the success of the Company and its subsidiaries. Awards granted under the Option Plan vest over a period of one to four years contingent upon achievement of certain financial performance targets as defined by the Option Plan and expire 10 years after the date of grant. There are 16,000,000 shares authorized for the Option Plan with 478,670 available for future grants as of December 31, 2012.

The Company uses a Black-Scholes option-pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, fair value of common stock, probability that financial targets will be met, and forfeiture rate. Many of these assumptions

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

are judgmental and highly sensitive in the determination of compensation expense. The table below indicates the key assumptions used in the option valuation calculations for options granted in the years ended December 31, 2012, 2011 and 2010:

	Year Ended, December 31, 2012	Year Ended, December 31, 2011	Year Ended, December 31, 2010
Risk-free interest rate	1.81%	3.82%	3.20%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	65.00%	65.00%	65.00%
Expected term in years	6.25	6.25	6.25

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

Presented below is a summary of stock option activity for the Option Plan for the years ended December 31, 2012, 2011 and 2010.

	Outstanding		Exercisable
	Stock Options Outstanding	Weighted Average Exercise Price	Stock Options Outstanding	Weighted Average Exercise Price
December 31, 2009	12,928,750	$0.53	3,071,250	$0.47
Exercised	—	—	—	—
Cancelled (1)	(525,000)	0.96	(25,000)	—
Vested	—	—	—	—
Granted (1) (2)	2,575,000	0.47	—	—

December 31, 2010 (3)	14,978,750	0.51	3,046,250	0.47
Exercised	(37,500)	0.47	(37,500)	0.47
Cancelled (1)	(1,162,500)	0.69	—	—
Vested	—	—	—	—
Granted (1) (2)	400,000	0.47	—	—

December 31, 2011 (3)	14,178,750	0.49	3,008,750	0.47
Exercised	—	—	—	—
Cancelled (1)	(400,000)	0.47	—	—
Vested	—	—	—	—
Granted (1) (2)	1,000,000	0.47	—	—

December 31, 2012 (3)	14,778,750	$0.49	3,008,750	$0.47

(1)	The weighted average grant-date fair value of options issued during the years ended December 31, 2012, 2011 and 2010 was $0.01, $0.01 and $0.07, respectively. The weighted average grant-date fair value of unvested options cancelled during the years ended December 31, 2012, 2011 and 2010 was $0.01, $0.18 and $0.27, respectively.
(2)	1,000,000 options were issued on October 10, 2012 with an exercise price of $0.47 per share. 400,000 options were issued on May 31, 2011 with an exercise price of $0.47 per share. 2,575,000 options were issued on September 1, 2010 with an exercise price of $0.47 per share.
(3)	The weighted average remaining life of options outstanding as of December 31, 2012, 2011 and 2010 was 3.66 years, 4.37 years and 5.46 years, respectively.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

As of December 31, 2012, there was $0 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the 2004 Equity Incentive Plan. No compensation expense is expected to be recorded as management determined that it is not probable that the financial performance targets associated with the awards will be achieved. There was no stock-based employee compensation expense in 2012 and 2011. The total stock-based employee compensation expense in 2010 was $37. There were 11,770,000 and 11,170,000 non-vested stock options outstanding at December 31, 2012 and 2011, respectively. The weighted average grant date fair value of non-vested stock options was $0.19 and $0.20 per share as of December 31, 2012 and 2011, respectively.

(17)	Redeemable Non-controlling Interest

The Company funded expansion of manufacturing operations in SAPL through a combination of new debt and equity issuances which were completed during 2010. SAPL issued additional common shares to Stanadyne and the non-controlling interest shareholders for net proceeds of $1.6 million and $0.6 million, respectively. As a result of this additional investment in SAPL, Stanadyne’s controlling share increased from 51.0% to 64.9%.

In March 2010, the Company entered into a put arrangement as part of an amendment to the SAPL Joint Venture Agreement with respect to the common securities that represent the 35.1% non-controlling interest. The non-controlling interest shareholders have an option to put their ownership interests to Stanadyne during a 90-day period beginning March 1, 2015. Due to the put option, the non-controlling interest is redeemable and does not qualify as permanent equity. As a result, this redeemable non-controlling interest is recorded in the mezzanine section of our consolidated balance sheets and is reported at estimated redemption value. At December 31, 2012 and 2011, the redemption value was $0.9 million and $0.7 million, respectively. Changes in the redemption value are charged to retained earnings if available or to additional paid in capital. The recognition of the redemption value of this redeemable non-controlling interest was affected through an increase to redeemable non-controlling interests and a charge to additional paid-in capital.

(18)	Related Party Transactions

During the years ended December 31, 2012, 2011 and 2010, the Company incurred management fees of $563, $750 and $750, respectively, payable to Kohlberg & Company L.L.C. for management services provided. These charges are included in selling, general, administrative and other operating expenses.

On December 16, 2011, Stanadyne and Wells Fargo amended the terms of the U.S. Revolver as well as the terms of the EXIM Sub-facility. The U.S. Revolver amendment increased the maximum borrowings from $35.0 million to $55.8 million by adding a Maximum Guaranteed Revolver Amount (“Guaranteed Facility”) as defined by the Credit Agreement of $20.8 million. The investment funds (and certain of their investors) which are managed by Kohlberg Management IV, L.L.C. that are the primary equity holders of Holdings are the guarantors of the Guaranteed Facility.

The indenture governing Stanadyne’s senior subordinated notes limits the amount of dividends that can be paid to an amount calculated under a Restricted Payments Basket (as defined by the terms of the indenture) (“RP Basket”). Holdings relies on dividends from SIHC which are received from Stanadyne to make semi-annual interest payments on its senior discount notes. Failure to make these interest payments would result in an event of default under the terms of the senior discount notes. Kohlberg has advised Holdings that it will provide financial assistance to Holdings, to the extent necessary, in meeting the semi-annual interest payments that will come due through February 15, 2014. If necessary, Kohlberg will provide Holdings with an equity infusion of up to $8 million.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(19)	Significant Customers

Sales to customers and their affiliates which represented approximately 10% or more of consolidated total net sales were as follows:

	Year Ended December 31, 2012		Year Ended December 31, 2011		Year Ended December 31, 2010
	Sales	% of total Net Sales	Sales	% of total Net Sales	Sales	% of total Net Sales
Deere & Company (“Deere”)	$104,133	41.4%	$94,307	38.3%	$88,678	35.4%

Accounts receivable balances with Deere and its affiliates were $16,836, $8,233 and $8,801 at December 31, 2012, 2011 and 2010 respectively.

(20)	Fair Value Measurements

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

(3) Level 3 inputs are unobservable due to unavailability, and, as such, the entity’s own assumptions are used.

The table below shows how the Company categorizes certain financial assets and liabilities based on the types of inputs used in valuation techniques for measuring fair value:

	Fair Value Measurements at December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Financial liabilities:
SAPL debenture embedded conversion option	$—	$—	$1,150	$1,150

	Fair Value Measurements at December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Financial liabilities:
SAPL debenture embedded conversion option	$—	$—	$427	$427

As described in Note 11, the SAPL debenture embedded conversion option is considered a derivative and is recorded at its fair value. The value of the option is calculated using the Monte Carlo simulation approach, which takes into account certain assumptions which include the value of SAPL equity, the discount yield of 15.75%, volatility of 35% and risk free rate of 5.87%, among others. Increases or decreases in any of the input assumptions would not result in a material change to the fair value measurement of the SAPL debenture embedded conversion option.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

An unrealized loss, which is included in other income in the consolidated statement of operations, amounting to $728 and $121, was the only activity for Level 3 liabilities at December 31, 2012 and 2011, respectively.

(21)	Commitments and Contingencies

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

The effect of this indemnification is to limit environmental exposure of known sites. However, there are limitations to this indemnification. Estimates of future costs of environmental matters are inevitably imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the development and application of new technologies, the identification of new sites for which the Company may have remediation responsibility and the apportionment and collectability of remediation costs among responsible parties. The Company establishes reserves for these environmental matters when a loss is probable and reasonably estimable and has accrued its best estimate, $724 and $799, with respect to these matters at December 31, 2012 and 2011, respectively. It is reasonably possible that the final resolution of some of these matters may require the Company to make expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. However, management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company provides a limited warranty for specific products and recognizes the projected cost for this warranty in the period the products are sold. The Company’s warranty accrual is included as a component of accrued liabilities in the consolidated balance sheets. Changes in the Company’s warranty accrual are presented below:

	2012	2011
Warranty liability, beginning of year	$774	$698
Warranty expense based on products sold	1,562	793
Warranty claims paid	(1,443)	(717)

Warranty liability, end of year	$893	$774

(22)	Segments

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(23)	Foreign and Geographic Information

The Company has manufacturing operations in the United States, Italy, India and China. The following is a summary of significant financial information by geographic area:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Net sales:
Domestic – United States	$101,749	$94,216	$101,013

Foreign net sales:
Mexico	33,181	29,915	27,063
France	25,449	26,513	23,249
United Kingdom	20,523	21,387	17,851
India	19,369	15,570	12,639
Italy	16,203	17,252	14,774
Germany	9,542	16,219	31,025
All other	25,443	24,689	22,979

Total foreign sales	149,710	151,545	149,580

Net sales	$251,459	$245,761	$250,593

	December 31, 2012	December 31, 2011
Long-lived assets:
United States	$48,615	$39,892
Italy	11,772	13,073
India	9,635	11,143

China	9,369	10,420

Long-lived assets	$79,391	$74,528

	Holdings		Stanadyne
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Net deferred income tax liabilities:
United States	$(19,724)	$(19,684)	$(8,553)	$(10,733)
Italy	(557)	(523)	(557)	(523)

Net deferred income tax liabilities	$(20,281)	$(20,207)	$(9,110)	$(11,256)

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(24)	Valuation and Qualifying Accounts

The components of significant valuation and qualifying accounts were as follows:

	Allowance for	Holdings	Stanadyne
	Uncollectible Accounts Receivable	Income Tax Valuation Allowance	Income Tax Valuation Allowance
December 31, 2010	$288	$8,265	$6,476
Charged to costs and expenses	(17)	17,621	(1,411)
Charged to other comprehensive income	—	6,320	—
Write-offs	(10)	—	—
Effect of exchange rate changes	(2)	—	—

December 31, 2011	259	32,206	5,065
Charged to costs and expenses	22	2,850	(1,139)
Charged to other comprehensive income	—	1,830	—
Write-offs	(20)	—	—
Effect of exchange rate changes	(3)	—	—

December 31, 2012	$258	$36,886	$3,926

(25)	Reorganization

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

A summary of the changes in the Company’s completion bonus accrual is provided below:

	Years ended December 31,
	2012	2011	2010
Completion bonus, beginning of period	$248	$2,066	$1,060
Completion bonus expenses	—	(39)	1,177
Cash payments	(168)	(1,779)	(171)

Completion bonus, end of period	$80	$248	$2,066

The following information summarizes the costs incurred with respect to the reorganization and other charges:

	Year ended December 31,	Year ended December 31,
	2011	2010
Reorganization costs	$4,293	$9,698
Completion bonus expenses	(39)	1,177
Other charges: accelerated depreciation	—	768

Total	$4,254	$11,643

The reorganization activities which began in 2009 were substantially complete as of December 31, 2011. The following information summarizes the costs incurred with respect to the reorganization and other charges since inception:

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

(26)	Supplemental Financial Statements

As disclosed in Note 11, the U.S. Revolver limits the amount of dividends and other payments that can be made by Stanadyne, and the Notes are subject to covenants including limitations on indebtedness, liens, and dividends or other distributions to stockholders. As such, the supplemental condensed balance sheets as of December 31, 2012 and 2011 and supplemental condensed statements of operations and cash flows for 2012, 2011 and 2010 are presented below for Holdings on a stand-alone basis since the restricted net assets of certain consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

STANADYNE HOLDINGS, INC.

SUPPLEMENTAL CONDENSED BALANCE SHEET

	December 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$1	$1
Other current assets	66	66

Total current assets	67	67
Intangible and other assets	552	813
Investment in subsidiaries	47,836	61,824
Due from Stanadyne Corporation	3,234	3,436

Total assets	$51,689	$66,140

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued liabilities	4,609	4,508

Total current liabilities	4,609	4,508
Other liabilities	11,251	8,951
Long-term debt	100,000	100,000
Stockholders’ deficit	(64,171)	(47,319)

Total liabilities and stockholders’ deficit	$51,689	$66,140

STANADYNE HOLDINGS, INC.

SUPPLEMENTAL CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Selling, general and administrative expenses	$301	$108	$61

Operating loss	(301)	(108)	(61)
Interest expense	12,261	12,261	12,261
Income tax expense (benefit)	470	15,576	(3,262)

Loss before subsidiary loss	(13,032)	(27,945)	(9,060)
Subsidiary loss (income)	294	(4,222)	579

Net loss	$(12,738)	$(32,167)	$(8,481)

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

STANADYNE HOLDINGS, INC.

SUPPLEMENTAL CONDENSED STATEMENTS OF CASH FLOW

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,738)	$(32,167)	$(8,481)
Amortization of debt discount & deferred financing fees	260	260	261
Deferred income tax expense (benefit)	470	16,901	(1,298)
Stock compensation expense	—	—	37
Subsidiary (income) loss	(294)	4,222	(579)
Change in operating assets and liabilities	302	(1,234)	(1,846)

Net cash used in operating activities	(12,000)	(12,018)	(11,906)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends received	12,000	12,000	12,000
Purchase of treasury stock	—	—	(94)
Proceeds from exercise of stock options	—	18	—

Net cash provided by financing activities	12,000	12,018	11,906

Net change in cash and cash equivalents	—	—	—
Cash at cash equivalents at beginning of period	1	1	1

Cash at cash equivalents at end of period	$1	$1	$1

(27)	Subsequent Events

On January 2, 2013, as a part of an overall strategic plan involving the Windsor, CT campus, management decided to move remaining operations and support services out of the existing manufacturing facility to other facilities on campus and leave the manufacturing property idle. The transition is expected to be completed by March 31, 2013, over which time the $2.9 million net book value of the property will be depreciated.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Holdings

As of December 31, 2012, an evaluation of the effectiveness of the design and operation of Holdings’ disclosure controls and procedures was conducted by management under the supervision and with the participation of the President and Chief Financial Officer of Holdings. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and including that such information is accumulated and communicated to management, including the President and Chief Financial Officer of Holdings, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the President and Chief Financial Officer of Holdings have concluded that, as of December 31, 2012, Holdings’ disclosure controls and procedures were effective.

Stanadyne

As of December 31, 2012, an evaluation of the effectiveness of the design and operation of Stanadyne’s disclosure controls and procedures was conducted by management under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Stanadyne. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and including that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Stanadyne, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of Stanadyne have concluded that, as of December 31, 2012, Stanadyne’s disclosure controls and procedures were effective.

(b) Management’s report on internal control over financial reporting

Holdings and Stanadyne

Holdings and Stanadyne’s management is responsible for establishing and maintaining effective internal control over financial reporting in order to provide reasonable assurance of the reliability of the Company’s financial reporting and preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting involves policies and procedures that (i) require maintenance of records that in reasonable detail accurately reflect Holdings’ financial transactions and disposition of assets; (ii) provide reasonable assurance that these transactions are recorded as required to support preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with appropriate authorization of management and the Board of Directors; and (iii) provide reasonable assurance for the prevention or timely detection of unauthorized use of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of its internal control over financial reporting as of December 31, 2012. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management concluded that Holdings’ and Stanadyne’s internal control over financial reporting was effective as of December 31, 2012.

(c) Remediation of prior material weakness in internal control over financial reporting

Holdings and Stanadyne

Management previously reported a material weakness in the Company’s internal control over financial reporting, relating to the effectiveness of controls necessary to ensure completeness, existence, valuation and appropriate presentation and disclosure over certain accounts. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has made the following changes to its internal control over financial reporting to remediate the material weakness in the Company’s internal control over financial reporting.

•

Management filled the Manager of Financial Reporting position during the fourth quarter of 2011 with an individual possessing the necessary knowledge, experience and expertise in U.S. GAAP with respect to significant non-routine transactions and technical accounting matters.

•

Periodic internal control and accounting training sessions were held for the benefit of the accounting department, designed to ensure staff have the opportunity to further develop their knowledge, expertise and training in U.S. GAAP with respect to significant non-routine transactions and technical accounting matters.

•

Evaluations of staff have been expanded to include an assessment of their knowledge of U.S. GAAP, and made changes to ensure those in positions of review and oversight have the knowledge, experience and training necessary to perform such tasks.

•	Staffing levels in our corporate finance group were evaluated to ensure adequate monitoring controls over significant non-routine and technical accounting matters are maintained.

•

Controls were evaluated and modified to identify, research, evaluate and review the appropriate accounting and recording related to significant and primarily non-routine transactions and technical accounting matters. These include matters in the areas of LIFO inventory, goodwill, income taxes and revenue recognition, as well as other areas.

The actions noted above have been implemented by management since the fourth quarter of 2010 and during 2011 and 2012 and have proved to be reliable and effective in addressing the control deficiencies which led to the material weakness. Management has concluded that as of December 31, 2012, a sufficient amount of time has elapsed to conclude that the actions taken are effective and therefore effectively remediate the previous material weakness that existed.

(d) Changes in internal control

Holdings and Stanadyne

There were no changes in internal control over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonable likely to materially affect the Companies’ internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position as of December 31, 2012 of each person who is a member of the Board of Directors or an executive officer of each of Holdings and Stanadyne. Holdings, Kohlberg and other stockholders of Holdings are parties to that certain Stockholders Agreement, dated August 6, 2004 (the “Stockholders Agreement”) pursuant to which such persons have certain registration rights and participation rights. Pursuant to the Stockholders Agreement, Kohlberg has the right to elect the directors of Holdings. Consequently, Holdings does not have a nominating committee. All directors serve for the term for which they are elected or until their successors are duly elected and qualified or until death, retirement, resignation or removal. All directors of Holdings also serve as directors of Stanadyne. All directors, other than M. David Jones, are affiliated with Kohlberg & Company, L.L.C. and have been selected to be directors pursuant to the Stockholders Agreement based on their experience in serving as directors of other Kohlberg portfolio companies, many of which are manufacturing companies like Stanadyne, which we believe make them well qualified to serve as directors. Mr. Jones, President of Holdings and Chief Executive Officer of Stanadyne, brings over 40 years of experience in manufacturing and engine-related businesses, which we believe make him well qualified to serve as a director of both companies.

Directors do not receive compensation for their services as directors, with the exception of Mr. Wiggins. Mr. Wiggins, as Chairman of the Board of Stanadyne, received $250,000 in annual salary in 2012 and 2011 and $237,500 in 2010, in addition to earning a bonus amount of $118,750 in 2010. There were no bonus amounts earned in 2011 and 2012. Directors are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board of Directors or committees thereof. There are no family relationships between any director and executive officer.

STANADYNE HOLDINGS, INC.

Name	Age	Position
M. David Jones	65	President and Director (1)
Stephen S. Langin	54	Chief Financial Officer and Corporate Secretary
Samuel P. Frieder	48	Director (1), (2)
Seth H. Hollander	36	Director (3)
James D. Wiggins	65	Director and Chairman of the Board (1)
Evan D. Wildstein	41	Director
Gordon H. Woodward	44	Director (1), (2), (3)

(1)	Member of Executive Committee
(2)	Member of Compensation Committee
(3)	Member of Audit Committee

STANADYNE CORPORATION

Name	Age	Position
M. David Jones	65	President, Chief Executive Officer and Director (1)
Stephen S. Langin	54	Vice President, Chief Financial Officer and Corporate Secretary
David P. Galuska	57	Vice President, Chief Operating Officer
Jean S. McCarthy	65	Vice President, Human Resources
John A. Pinson	47	Vice President, Engineering and Chief Technology Officer
Joseph M. Vorih	45	Vice President, Global Sales and Marketing
Samuel P. Frieder	48	Director (1), (2)
Seth H. Hollander	36	Director (3)
James D. Wiggins	65	Director and Chairman of the Board (1)
Evan D. Wildstein	41	Director
Gordon H. Woodward	44	Director (1), (2), (3)

(1)	Member of Executive Committee
(2)	Member of Compensation Committee
(3)	Member of Audit Committee

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

David P. Galuska, Vice President, Chief Operating Officer. Prior to joining Stanadyne in September 2012, Mr. Galuska was with United Technologies Corporation where he served as Senior Vice President, Operations for Pratt & Whitney since 2009. His prior positions included Vice President, Operations for Hamilton Sunstrand from 2005 to 2009 and Vice President, Operations for Sikorsky Aircraft from 2001 to 2005. Earlier in his career he held positions in Materials Management, Customer Support, Shop Operations and Manufacturing Engineering. Mr. Galuska holds an undergraduate degree from the University of Connecticut and an M.B.A. degree from Western New England University.

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

John A. Pinson, Vice President, Engineering and Chief Technology Officer. Prior to joining Stanadyne in September 2009, Mr. Pinson served as Vice President, Diesel and Large Engines as well as Acting Vice President, Business Development and Marketing for Ricardo from 2008 to 2009. Prior to joining Ricardo, Mr. Pinson spent 14 years with General Motors where he worked in a variety of positions of increasing responsibility within the R&D and Powertrain organizations including the FIAT-GM Powertrain joint venture in Turin, Italy. Mr. Pinson holds both a B.S. and M.S. in Mechanical Engineering from Clemson University and a Ph.D. in Mechanical Engineering, with a focus on diesel combustion technology, from Pennsylvania State University. Mr. Pinson also holds an M.B.A. from the University of Michigan.

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

Samuel P. Frieder, Director. Mr. Frieder has served as a director of Holdings and Stanadyne since August 2004. He has served as Chairman of both the Executive and Compensation Committees for Holdings and Stanadyne since January 24, 2005. Mr. Frieder is the Managing Partner of Kohlberg & Company, L.L.C., which he joined in 1989. He is a member of the board of directors of AGY Holdings Corporation, Aurora Casket Company, LLC, Bauer Performance Sports, BioScrip, Chronos Life Group, Concrete Technologies Worldwide, e+CancerCare, Katy Industries, Kellermeyer Bergensons Services, Nielsen & Bainbridge, Packaging Dynamics Corporation, Pittsburgh Glass Works, Philips-Medisize Corporation, Sabre Industries, Inc., SouthernCare, SVP Holdings and Trico Products. Mr. Frieder received an A.B. from Harvard College. As a result of these professional experiences, Mr. Frieder possesses particular knowledge and experience in corporate finance, corporate governance, corporate and business development, business evaluation and oversight and financial analysis that strengthen the Board’s collective qualifications, skills and experience.

Seth H. Hollander, Director. Mr. Hollander has served as director of Holdings and Stanadyne since January 2007 and as a member of each company’s Audit Committee since July 2009. Mr. Hollander is a Partner of Kohlberg & Company, L.L.C., which he joined in 2001. He is a member of the board of directors of AGY Holding Corporation, Concrete Technologies

Worldwide, Kellermeyer Bergensons Services, Nielsen & Bainbridge and Packaging Dynamics Corporation. Mr. Hollander received a B.B.A. from University of Michigan, Ann Arbor. As a result of these professional experiences, Mr. Hollander possesses particular knowledge and experience in corporate finance, accounting, strategic planning, business evaluation and oversight and financial analysis that strengthen the Board’s collective qualifications, skills and experience.

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

Evan Wildstein, Director. Mr. Wildstein has served as a director of Holdings and Stanadyne since February 14, 2011. Mr. Wildstein is a Partner of Kohlberg & Company, L.L.C., which he joined in 1994. He is a member of the Board of Directors of Chronos Life Group, e+CancerCare, Pittsburgh Glass Works, SouthernCare, SVP Holdings and Trico Products. Mr. Wildstein holds a B.B.A. from the University of Michigan, Ann Arbor. As a result of these professional experiences, Mr. Wildstein possesses particular knowledge and experience in corporate finance, corporate governance, strategic planning, business evaluation and oversight and financial analysis that strengthen the Board’s collective qualifications, skills and experience.

Gordon H. Woodward, Director. Mr. Woodward has served as a director of Holdings and Stanadyne since August 6, 2004. Since 2005, Mr. Woodward has served as Chairman of the Audit Committees for both Holdings and Stanadyne and has served on both the Executive and Compensation Committees since January 24, 2005. Mr. Woodward is a Partner and Chief Investment Officer of Kohlberg & Company, L.L.C., which he joined in 1996. He is a member of the board of directors of Aurora Casket Company, L.L.C., Bauer Performance Sports, BioScrip, Chronos Life Group, e+CancerCare, Kellermeyer Bergensons Services, Nielsen & Bainbridge, Packaging Dynamics Corporation, Pittsburg Glass Works, Phillips-Medisize Corporation, Sabre Industries, Inc., SouthernCare and Standard Parking Corporation. Mr. Woodward received an A.B. from Harvard College. As a result of these professional experiences, Mr. Woodward possesses particular knowledge and experience in corporate finance, corporate governance, strategic planning, business evaluation and oversight and financial analysis that strengthen the Board’s collective qualifications, skills and experience.

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

The EIP establishes annual goals for EBITDA. Each employee is assigned a Participation Factor expressed in terms of a percentage of the employee’s base salary. These Participation Factors are recommended annually by our Chief Executive Officer and subject to approval by the Compensation Committee. The performance bonus is determined for each employee by multiplying the annual base salary or wages by the individual Participation Factor, multiplied by a Payout Factor. The Payout Factor ranges between 37.5% and 125% and is based on the level of EBITDA generated for the year relative to the EBITDA goal for the same period. Other performance based goals that support attainment of the EBITDA goal may be included in calculating certain individuals’ performance-based compensation.

In keeping with our philosophy of reward for performance, EBITDA that is less than 90% of the EBITDA goal results in a Payout Factor of zero, and no performance bonus amounts are earned. The EIP in 2012 was structured to provide a Payout Factor of 75% for achieving at least 90% of the EBITDA goal and increased by 2.5% for each 1% increase in the EBITDA goal, up to 100%. The Payout Factor increased by an additional 1% for each 1% increase in EBITDA above the annual goal, up to a maximum of 125%.

There was no EIP earned by the Named Executive Officers in 2011 and 2012 because the actual EBITDA was less than 90% of the EBITDA goal.

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

As of December 31, 2004, a total of 14,740,000 options to purchase Holdings common stock were granted under the Option Plan to certain members of management and 25,000 options were granted to one Director, Mr. Wier, of which 18,750 expired upon his retirement as a Director in July 2009. In 2006, Mr. Jones was awarded 3,500,000 stock options as part of his employment agreement. He was awarded an additional 750,000 stock options in 2010. Mr. Langin was awarded an additional 300,000 stock options in 2010 which are in addition to the 1,000,000 options he was awarded in 2004. In 2010, 2008 and 2006, Mr. Vorih was awarded 500,000, 150,000 and 250,000 stock options, respectively. Mr. Pinson was awarded 325,000 stock options in 2009 and an additional 275,000 stock options in 2010. In 2011, Mr. May, who was hired as the Company’s Vice President, Global Supply Chain was awarded 400,000 stock options which expired in 2012 upon his resignation. In 2012, Mr. Galuska, who was hired as the Company’s Vice President, Chief Operating Officer, was awarded 1,000,000 stock options.

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

There were no stock options exercised by the Named Executive Officers in 2012.

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

The Stanadyne Compensation Committee is comprised of Samuel S. Frieder and Gordon H. Woodward. Mr. Frieder serves as the Chairman of the Compensation Committee. The role and responsibilities of the Compensation Committee include:

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

In 2012, Mr. Jones recommended that the Company employ David P. Galuska as Vice President, Chief Operating Officer to fill the vacancy left by Paul Hegwood who left the Company in March, 2011. The Compensation Committee evaluated and approved this recommendation.

COMPENSATION COMMITTEE REPORT

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Boards of Directors of Holdings and Stanadyne that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2012.

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

Compensation Committee Interlocks and Insider Participation

All members of the Compensation Committee during 2012 were independent directors, and no member was an employee or former employee. No Compensation Committee member had any relationship requiring disclosure under the section titled “Certain Relationships Related Transactions and Director Independence” in this Form 10-K. During 2012, none of our executive officers served on the Compensation Committee (or its equivalent) or board of directors of another entity whose executive officer served on our Compensation Committee.

Executive Compensation

In 2012, M. David Jones served as President of Holdings, and Stephen S. Langin served as Chief Financial Officer of Holdings. Neither Mr. Jones nor Mr. Langin received any compensation from Holdings for serving in those positions. The compensation of executive officers of Stanadyne is determined by the Compensation Committee of Stanadyne and, with respect to the grant of any stock options of Holdings, by the Compensation Committee of Holdings. The following table sets forth information concerning the Chief Executive Officer, the Chief Financial Officer and the three other most highly compensated executive officers of Stanadyne (the “Named Executive Officers”) for services rendered in fiscal years 2012, 2011 and 2010.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(2)	All Other Compensation ($)(3)	Total ($)
M. David Jones	2012	535,000				9,369	44,655	589,024
(President, Chief Executive Officer and Director)	2011	535,000				24,717	39,987	599,704
	2010	498,219	249,110	53,110	(1)	19,418	39,863	859,720

Stephen S. Langin	2012	285,000				190,799	43,548	519,347
(Vice President, Chief Financial Officer and Secretary)	2011	285,000				174,331	49,216	508,547
	2010	275,500	137,750	21,240	(1)	116,434	29,467	580,391

Joseph M. Vorih	2012	285,000				6,397	45,302	336,699
(Vice President, Global Sales & Marketing)	2011	264,167				4,843	47,162	316,172
	2010	251,333	81,684	35,400	(1)	2,700	36,288	407,405

John A. Pinson	2012	250,000				—	33,516	283,516
(Vice President, Engineering & CTO)	2011	229,167				—	34,893	264,060
	2010	225,000	73,125	19,470	(1)	—	104,218	421,813

Jean S. McCarthy	2012	207,000				32,366	40,843	280,209
(Vice President, Human Resources)	2011	207,000				44,423	43,084	294,507
	2010	200,100	100,050	—		33,872	42,054	376,076

(1)	The valuation assumptions are those set forth in Notes 2 and 16 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.
(2)	Amounts shown are changes in pension value as there are no deferred compensation earnings.
(3)	All Other Compensation amounts included in this table are described for each individual as follows:

(a)	2012 Comments – Mr. Jones received various amounts under the Company’s executive benefit plan that included $6,000 annual cash allowance, $9,600 automobile allowance and amounts paid for term life insurance, disability insurance, reimbursement of health care costs, and long-term care insurance of $3,000, $8,239, $5,597 and $3,468, respectively. Mr. Jones received $8,750 in annual Company 401(k) matching contributions.

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

(b)	2012 Comments – Mr. Langin received various amounts under the Company’s executive benefit plan that included a $6,000 cash allowance, $9,600 automobile allowance and amounts paid for variable annuity life insurance, disability insurance and long-term care insurance of $14,303, $2,535 and $1,989, respectively. Mr. Langin received $8,750 in annual Company 401(k) matching contributions, as well as $371 reimbursement of annual premium on personal umbrella liability insurance.

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

(c)	2012 Comments – Mr. Vorih received various amounts under the Company’s executive benefit plan that included a $6,000 cash allowance, $9,600 automobile allowance and amounts paid for variable annuity life insurance, disability insurance, reimbursement of health care costs, and long-term care insurance of $10,208, $2,782, $5,952 and $1,692, respectively. Mr. Vorih received $8,561 in annual Company 401(k) matching contributions as well as a $507 reimbursement of annual premium on personal umbrella liability insurance.

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

2010 Comments – Mr. Vorih received various amounts under the Company’s executive benefit plan that included a $6,000 cash allowance, $9,600 automobile allowance and amounts paid for variable annuity life insurance, disability insurance, reimbursement of health care costs, and long-term care insurance of $10,208, $2,782, $2,792 and $1,692, respectively. Mr. Vorih received $1,946 in annual Company 401(k) matching contributions as well as a $1,268 reimbursement of annual premium for personal umbrella liability insurance.

(d)	2012 Comments – Mr. Pinson received various amounts under the Company’s executive benefit plan that included a $6,000 cash allowance, a $9,600 automobile allowance, a $5,544 reimbursement of health care costs, $1,397 for disability insurance and $1,890 for long-term care insurance. Mr. Pinson received $8,750 in annual Company 401(k) matching contributions as well as a $335 reimbursement of annual premium on personal umbrella liability insurance.

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

(e)	2012 Comments – Ms. McCarthy received various amounts under the Company’s executive benefit plan that included a $6,000 cash allowance, $9,600 automobile allowance and amounts paid for variable annuity life insurance, disability insurance, reimbursement of health care costs, and long-term care insurance of $15,975, $3,565, $2,570 and $2,532, respectively. Ms. McCarthy received $602 reimbursement of annual premium on personal umbrella liability insurance.

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

No options were granted to the Named Executive Officers in 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2012

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un- exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
M. David Jones	875,000	2,625,000	2,625,000	$0.47	1/19/2016
		750,000	750,000	$0.47	9/1/2020
Stephen S. Langin	250,000	750,000	750,000	$0.47	9/30/2014
		300,000	300,000	$0.47	9/1/2020
John A. Pinson	—	325,000	325,000	$0.47	12/12/2019
	—	275,000	275,000	$0.47	9/1/2020
Joseph M. Vorih	—	250,000	250,000	$0.64	10/2/2016
		150,000	150,000	$1.05	12/3/2018
		500,000	500,000	$0.47	9/1/2020
Jean S. McCarthy	37,500	112,500	112,500	$0.47	9/30/2014
	—	100,000	100,000	$0.67	9/18/2015

Stock options in the above table are subject to the terms and conditions of the Stanadyne Holdings, Inc. 2004 Equity Incentive Plan (“Option Plan”). The stock option awards vest in equal portions over the four calendar years following the grant date. Vesting is contingent upon achieving a targeted level of EBITDA as defined by the Option Plan in each calendar year. Options awarded in 2004 and options awarded to Mr. Jones in 2006 have vested at 25% of the number granted, based on achievement of the Target EBITDA for the calendar year 2004. Target EBITDA was not achieved in calendar years 2005, 2006, 2007, 2008, 2009, 2010, 2011 or 2012 and consequently no additional vesting has taken place.

No options were exercised by the Named Executive Officers in 2012.

The Company provides retirement benefits to the Named Executive Officers through a defined benefit pension plan and a defined contribution 401(k) plan.

Name	Plan Name	Number of Years Credits Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
M. David Jones	Stanadyne Corporation Pension Plan	1.583	$87,597	0
	Stanadyne Corporation Supplemental Retirement Plan	1.583	$114,052	0
Stephen S. Langin	Stanadyne Corporation Pension Plan	26.333	$691,537	0
	Stanadyne Corporation Supplemental Retirement Plan	26.333	$390,655
John A. Pinson	Stanadyne Corporation Pension Plan	—
Joseph M. Vorih	Stanadyne Corporation Pension Plan	1.583	$26,093	0
Jean S. McCarthy	Stanadyne Corporation Pension Plan	7.166	$307,576	0
	Stanadyne Corporation Supplemental Retirement Plan	7.166	$71,736	0

Pension benefits are provided to the Named Executive Officers under the terms of the Stanadyne Corporation Pension Plan (“Pension Plan”) and the Stanadyne Corporation Supplemental Retirement Plan (“SERP”), both defined benefit plans. The Pension Plan provides benefits up to the maximum allowable annual compensation limits as defined by IRS regulations. The SERP calculates benefits that are earned in excess of those earned under the Pension Plan. Amounts provided in the above table have been calculated using the same actuarial assumptions used for the pension liability valuation described in Note 12 to Consolidated Financial Statements contained in Item 8 of this Report. Individual benefits are assumed to be payable at a normal retirement age of 65 and are determined using a discount rate of 3.90% for the qualified Pension Plan and 3.60% for the SERP

Plan, as well as applying the RP-2000 Annuity Mortality table, sex distinct. The terms of the Pension Plan and the SERP provide for early retirement after 10 years of company service at a reduced benefit of 6% for every year before normal retirement age of 65. A more complete description of these pension plans follows.

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

For purposes of the Pension Plan, compensation used in the determination of Final Average Compensation includes total earnings received for personal services to the Company. The total compensation that can be considered for any purpose under the Pension Plan is limited to $250,000 for 2012, $245,000 for 2011, and $245,000 for 2010 pursuant to requirements imposed by the Internal Revenue Code of 1986, as amended (the “Code”), as amended by the Economic Growth and Tax Relief Reconciliation Act (“EGTRRA”) for prior years as well as for future years. However, the pension plan was frozen March 31, 2007. Therefore, no earnings past that date are considered in calculating the final average compensation. The Code also places certain other limitations on the annual benefits that may be paid under the Pension Plan.

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

2012 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Non-Equity Incentive Plan Compensation ($)	Total ($)
James D. Wiggins	$250,000	$—	$250,000

Mr. Wiggins serves as the Chairman of the Board and receives an annual fee of $250,000, which was reduced to $237,500 in 2010 as part of the Company-wide cost reduction measures taken in response to the global recession. Mr. Wiggins also earned a bonus of $118,750 in 2010. There were no bonus amounts earned in 2011 and 2012. No other directors of Holdings or Stanadyne receive compensation for their service, but the Company does reimburse all directors for their reasonable out-of-pocket expenses for attending board and committee meetings.

Employment Agreements

M. David Jones

Pursuant to an employment agreement with Stanadyne dated January 10, 2006, Mr. Jones served as President and Chief Executive Officer during 2012 at a base salary of $535,000. Mr. Jones also received other benefits including an annual performance bonus opportunity of 100% of base salary. His base salary is subject to increase in an amount and frequency as determined by the Board.

Mr. Jones’ employment agreement is effective until his termination of employment due to death, disability, for cause, as defined in the agreement, or without cause upon written notice from the Executive Committee of the Board. Mr. Jones may terminate the agreement for “Good Reason,” which includes, among other circumstances, when the executive is assigned duties inconsistent with, or is subject to any other action by Stanadyne that results in a diminution of his position, authority, duties or responsibilities. If employment is terminated without cause or for Good Reason, the Company shall pay to Mr. Jones for a period of eighteen months following the date of termination, his base salary at the rate in effect at the date of termination and the cost of participation in the Company’s group health benefit plans. Based on Mr. Jones’ salary and benefits for 2012, these amounts would equal $802,500 and $15,747, respectively.

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

Risk Assessment of the Compensation Programs

We have assessed the risks associated with our compensation programs, policies and practices, and have determined that the risks arising from them are not reasonably likely to have a material adverse effect on the Company. In making this determination, we considered the various elements of our compensation programs, policies and practices, including: the design of our compensation programs across our employee base; the mix of base salary, annual cash bonuses and equity incentives; the balance between short-term and long-term compensation incentives in our programs; the use of four-year vesting periods; the significant use of financial performance measures that are readily measurable and verifiable, are regularly reviewed; and the use of performance measures that relate to our overall business as opposed to a particular part of our business.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stanadyne is authorized by its Certificate of Incorporation to issue 10,000 shares of common stock, par value $0.01 per share (“Stanadyne Common Stock”). Holdings indirectly owns all of the issued and outstanding 1,000 shares of Stanadyne Common Stock. Holdings is authorized by its Certificate of Incorporation to issue 150,000,000 shares of common stock, par value $0.01 per share (“Holdings Common Stock”), of which 105,652,581 shares were outstanding on December 31, 2012. A group of investors led by Kohlberg and management of the Company own substantially all of Holdings Common Stock. Holdings created the Option Plan, which provides for the grant of non-qualified stock options to certain key employees and/or directors of the Company.

As of December 31, 2012, there were 32 holders of record of shares of Holdings Common Stock. The following table sets forth certain information regarding beneficial ownership of Holdings Common Stock as of December 31, 2012, assuming the exercise of stock options exercisable within 60 days of such date by (i) each person who is known by Holdings to be the beneficial owner of more than 5% of Holdings Common Stock, (ii) each of the Company’s directors and the Named Executive Officers in the Summary Compensation Table and (iii) all directors and executive officers as a group. To the knowledge of the Company, each stockholder has sole voting and investment power as to the shares of Holdings Common Stock shown unless otherwise noted.

Name	Shares (1)	Percentage
Kohlberg Funds (2)	60,000,001
c/o Kohlberg Management IV, L.L.C.
111 Radio Circle
Mount Kisco, NY 10549		56.3
Co-Investment Partners, L.P	20,000,000
c/o Lexington Partners, Inc.
660 Madison Avenue
New York, NY 10021		18.8
James D. Wiggins (3)(4)	1,700,000	1.6
Samuel P. Frieder (3)	—	*
Seth H. Hollander (3)	—	*
Gordon H. Woodward (3)	—	*
Evan D. Wildstein (3)	—	*
M. David Jones (5)	1,675,000	1.6
Stephen S. Langin (6)	650,000	*
Jean S. McCarthy (7)	37,500	*
John A. Pinson	—	*
Joseph M. Vorih	—	*
All executive officers and directors as a group (11 persons) (8)	4,062,500	3.7

*	Represents less than 1%
(1)	Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities and Exchange Commission. In computing the number of shares of Holdings Common Stock beneficially owned by a person and the percentage of beneficial ownership of that person, shares of Holdings Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of December 31, 2012 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of each other person. The persons named in this table have sole voting and investment power with respect to all shares of Holdings Common Stock shown as beneficially owned by them, subject to community property laws where applicable, unless otherwise noted.
(2)	Consists of Kohlberg Investors IV, L.P. with 19,553,524 shares, Kohlberg TE Investors IV, L.P. with 23,482,259 shares, Kohlberg Offshore Investors IV, L.P. with 1,788,613 shares, Kohlberg Partners IV, L.P. with 14,605,105 shares, and KOCO Investors IV, LP with 570,500.
(3)	Each of Messrs. Wiggins, Frieder, Hollander, Wildstein and Woodward are members of Kohlberg Management IV, L.L.C., which is the sole general partner of each of Kohlberg Investors IV, L.P., Kohlberg TE Investors IV, L.P., Kohlberg Offshore Investors IV, L.P., and Kohlberg Partners IV, L.P. Accordingly each of such directors may be deemed to beneficially own the 60,000,001 shares held by the Kohlberg Funds, although each disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(4)	Includes 1,200,000 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2012.
(5)	Includes 875,000 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2012.
(6)	Includes 250,000 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2012.
(7)	Consists entirely of shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2012.
(8)	Includes 2,362,500 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2012.

Stanadyne does not have any compensation plans under which its equity securities are authorized for issuance.

The following table sets forth information regarding Holdings’ Option Plan as of December 31, 2012. Holdings’ stockholder-approved Option Plan is described further in Note 16 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	14,778,750	(1)	$0.49	478,670
Equity compensation plans not approved by security holders	None		Not applicable	Not applicable

Total	14,778,750	(1)	$0.49	478,670

(1)	Consists of 3,008,750 vested outstanding exercisable options and 11,770,000 unvested outstanding options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Management Services Agreement

In accordance with a management services agreement, the Company is required to pay Kohlberg an annual fee of $750,000 for providing certain ongoing management and advisory services, payable quarterly in advance on each January 1, April 1, July 1 and October 1 during the term of the management services agreement. The fee was reduced to $563,000 in 2012. Kohlberg is also reimbursed for out-of-pocket expenses. The management fees are subordinated in right of payment to the Notes.

The Company does not have any formal policies or procedures with respect to reviewing or approving related party transactions. However, it would expect its board of directors to consider any such transactions consistent with its fiduciary duties.

Guaranty of Credit Facility

On December 16, 2011, Stanadyne and Wells Fargo amended the terms of the U.S. Revolver as well as the terms of the EXIM Sub-facility. The U.S. Revolver amendment increased the maximum borrowings from $35.0 million to $55.8 million by adding a Maximum Guaranteed Revolver Amount (“Guaranteed Facility”) as defined by the Credit Agreement of $20.8 million. The investment funds (and certain of their investors) which are managed by Kohlberg Management IV, L.L.C. are the guarantors of the Guaranteed Facility.

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

PricewaterhouseCoopers LLP and its affiliates (“PwC”), the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2012 and December 31, 2011 billed the fees set forth below (in thousands).

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011
PwC
Audit Fees (1)	$508	$400
Tax Fees (2)	29	29

Total Fees	$537	$429

(1)	Audit Fees billed by PwC, the Company’s independent registered public accounting firm, represents fees billed for the following services: the audit of the Company’s annual financial statements, reviews of the Company’s quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings.
(2)	Tax Fees billed by PwC represent fees for the tax services related to the federal and state tax filings.

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

	3.	Exhibits:

EXHIBIT NUMBER	DESCRIPTION

2.1	Stock Purchase Agreement among KSTA Acquisition, LLC and The Sellers listed on attached A thereto dated June 23, 2004 (filed as Exhibit 10.17 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2004, filed August 13, 2004). (1)

2.2	Asset Purchase Agreement dated as of June 30, 2006 by and among Defiance, Inc., Precision Engine Products Corp. and Stanadyne Corporation (filed as Exhibit 10.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2006, filed August 14, 2006). (1)

2.2.1	Amendment dated July 31, 2006 to the Asset Purchase Agreement dated as of June 30, 2006 by and among Defiance, Inc., Precision Engine Products Corp. and Stanadyne Corporation (filed as Exhibit 10.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2006, filed August 14, 2006). (1)

3.1.1	Amended and Restated Certificate of Incorporation of Stanadyne Corporation (filed as Exhibit 3.1 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

3.1.2	Certificate of Amendment of Certificate of Incorporation (filed as Exhibit 3.1.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2001, filed November 13, 2001). (1)

3.2	Amended and Restated By-laws of Stanadyne Corporation (filed as Exhibit 3.2 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

3.3.1	Amended and Restated Certificate of Incorporation of Stanadyne Holdings, Inc. (filed as Exhibit 3.1.1 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

3.3.2	Certificate of Amendment of Certificate of Incorporation of Stanadyne Holdings, Inc. (filed as Exhibit 3.1.2 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

3.4	Amended and Restated By-laws of Stanadyne Holdings, Inc. (filed as Exhibit 3.2 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005).(1)

4.1	Indenture dated as of August 6, 2004, among KSTA Acquisition, LLC to be merged with and into Stanadyne Corporation, Precision Engine Products Corp., and The Bank of New York, Trustee (filed as Exhibit 4.6.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

4.2	Exchange and Registration Rights Agreement dated as of August 6, 2004 by and among KSTA Acquisition, LLC, Stanadyne Corporation, Precision Engine Products Corp., and Goldman, Sachs & Co. (filed as Exhibit 4.6.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

4.3	Form of Exchange Note (filed as an exhibit to the Indenture relating to the notes—see Exhibit 4.1). (1)

4.4	Indenture dated as of December 20, 2004, between Stanadyne Holdings, Inc. and The Bank of New York, Trustee (filed as Exhibit 4.1 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

4.5	Exchange and Registration Rights Agreement dated as of December 20, 2004 by and between Stanadyne Holdings, Inc. and Goldman, Sachs & Co. (filed as Exhibit 4.2 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

4.6	Form of Exchange Note (filed as Exhibit 4.3 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

4.7.1	Credit Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower, the Lenders that are signatories thereto, and Wells Fargo Foothill, LLC, as the Arranger and Administrative Agent (filed as Exhibit 10.1.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.7.2	General Continuing Guaranty dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.7.3	Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.3 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.7.4	Copyright Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.4 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 31, 2009, filed November 16, 2009). (1)

4.7.5	Patent Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.5 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.7.6	Trademark Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.6 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.7.7	First Amendment to Credit Agreement dated as of March 25, 2011 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower, the Lenders that are signatories thereto, and Wells Fargo Foothill, LLC, as the Arranger and Administrative Agent (filed as Exhibit 4.7.7 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2010, filed March 31, 2011). (1)

4.7.8	Second Amendment to Credit Agreement dated as of September 26, 2011 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 10.1 to Current Report on Form 8-K of Stanadyne Corporation, dated September 26, 2011 and filed on September 28, 2011). (1)

4.7.9	Third Amendment to Credit Agreement dated as of December 16, 2011 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 10.1 to Current Report on Form 8-K of Stanadyne Corporation, dated December 16, 2011 and filed on December 22, 2011). (1)

4.7.10	Fourth Amendment to Credit Agreement dated as of March 28, 2012 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 4.7.10 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2011, filed March 30, 2012). (1)

4.7.11	Fifth Amendment to Credit Agreement dated as of February 13, 2013 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 4.3 to the Current Report on Form 8-K of Stanadyne Corporation, dated February 13, 2013 and filed February 19, 2013).(1)

4.8.1	Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement entered into by Stanadyne Corporation as of December 16, 2011 (filed as Exhibit 10.3 to Current Report on Form 8-K of Stanadyne Corporation dated December 16, 2011 and filed December 22, 2011). (1)

4.8.2	EXIM Guarantied Credit Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower, the Lenders that are signatories thereto, and Wells Fargo Foothill, LLC, as the Arranger and Administrative Agent (filed as Exhibit 10.2.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.8.3	First Amendment To EXIM Guarantied Credit Agreement dated as of August 31, 2010 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 10.1 to Current Report on Form 8-K of Stanadyne Corporation dated August 31, 2010 and filed September 7, 2010). (1)

4.8.4	Second Amendment to EXIM Guarantied Credit Agreement dated as of March 25, 2011 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 4.8.4 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2010, filed March 31, 2011). (1)

4.8.5	Third Amendment to EXIM Guarantied Credit Agreement dated as of September 26, 2011 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 10.2 to Current Report on Form 8-K of Stanadyne Corporation, dated September 26, 2011 and filed on September 28, 2011). (1)

4.8.6	Fourth Amendment to EXIM Guarantied Credit Agreement dated as of December 16, 2011 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 10.2 to Current Report on Form 8-K of Stanadyne Corporation, dated December 16, 2011 and filed on December 22, 2011). (1)

4.8.7	Fifth Amendment to EXIM Credit Agreement dated as of February 13, 2013 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 4.4 to the Current Report on Form 8-K of Stanadyne Corporation, dated February 13, 2013 and filed February 19, 2013).(1)

4.9.1	Second-Lien Term Loan Agreement dated as of February 13, 2013 by and among Stanadyne Corporation, as the borrower, the Persons party hereto that are designated as Guarantors, Jefferies Finance LLC, as Administrative Agent and Collateral Agent, and the Lenders from time to time (filed as Exhibit 4.1.1 to the Current Report on Form 8-K of Stanadyne Corporation, dated February 13, 2013 and filed February 19, 2013).(1)

4.9.2	Second Lien Security Agreement dated as of February 13, 2013 made by Stanadyne Corporation, Stanadyne Intermediate Holding Corp., and Jefferies Finance LLC, in its capacity as collateral agent for the benefit of the Secured Parties (filed as Exhibit 4.1.2 to the Current Report on Form 8-K of Stanadyne Corporation, dated February 13, 2013 and filed February 19, 2013).(1)

4.9.3	Copyright Security Agreement dated as of February 13, 2013 among the Pledgor and Jefferies Finance LLC, in its capacity as Collateral Agent pursuant to the Second Lien Term Loan Agreement (filed as Exhibit 4.1.3 to the Current Report on Form 8-K of Stanadyne Corporation, dated February 13, 2013 and filed February 19, 2013).(1)

4.9.4	Trademark Security Agreement dated as of February 13, 2013 among the Pledgor and Jefferies Finance LLC, in its capacity as Collateral Agent pursuant to the Second Lien Term Loan Agreement (filed as Exhibit 4.1.4 to the Current Report on Form 8-K of Stanadyne Corporation, dated February 13, 2013 and filed February 19, 2013).(1)

4.9.5	Patent Security Agreement dated as of February 13, 2013 among the Pledgor and Jefferies Finance LLC, in its capacity as Collateral Agent pursuant to the Second Lien Term Loan Agreement (filed as Exhibit 4.1.5 to the Current Report on Form 8-K of Stanadyne Corporation, dated February 13, 2013 and filed February 19, 2013).(1)

4.10	Intercreditor Agreement dated as of February 13, 2013 entered into by and among Wells Fargo Capital Finance, LLC, in its capacity as administrative agent for the First Lien Claimholders, and Jefferies Finance LLC, in its capacity as collateral agent for the Second Lien Claimholders (filed as Exhibit 4.2 to the Current Report on Form 8-K of Stanadyne Corporation, dated February 13, 2013 and filed February 19, 2013).(1)

10.1 *	Stanadyne Holdings, Inc., 2004 Equity Incentive Plan (filed as Exhibit 10.19 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

10.2 *	Stanadyne Corporation Pension Plan effective January 1, 2002 amended and restated (filed as Exhibit 10.5.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 2002, filed May 14, 2002). (1)

10.2.1*	Seventh Amendment to the Stanadyne Corporation Pension Plan, effective March 31, 2007 (filed as Exhibit 10.3.1 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2006 filed on March 31, 2007). (1)

10.3 *	Stanadyne Corporation Savings Plus Plan effective January 1, 2002 amended and restated (filed as Exhibit 10.6.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 2002, filed May 14, 2002). (1)

10.3.1*	Eighth Amendment to the Stanadyne Corporation Savings Plus Plan, effective March 31, 2007 (filed as Exhibit 10.4.1 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2006 filed on March 31, 2007).(1)

10.4 *	Precision Engine Products Corp. Retirement Fund effective as of January 1, 1998 (filed as Exhibit 10.7 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.5 *	Stanadyne Corporation Benefit Equalization Plan effective as of January 1, 1992 (filed as Exhibit 10.8 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.6 *	Stanadyne Corporation Supplemental Retirement Plan effective as of January 1, 1992 (filed as Exhibit 10.9 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.7	Customer Agreement dated as of January 22, 1996 between Stanadyne Automotive Corp. and General Motors Powertrain Group (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.) (filed as Exhibit 10.12 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998).(1)

10.7.1	Amendment dated March 13, 1998 to Customer Agreement dated as of January 22, 1996 between Stanadyne Automotive Corp. and General Motors Powertrain Group (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.) (filed as Exhibit 10.12.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 1998, filed on May 14, 1998). (1)

10.8	Management Agreement dated as of August 6, 2004 between Stanadyne Corporation and Kohlberg & Company, L.L.C. (filed as Exhibit 10.11 to Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-120969, filed on December 3, 2004 and amended on February 4, 2005). (1)

10.9 *	Employment Agreement between Stanadyne Corporation and M. David Jones dated January 10, 2006 (filed as Exhibit 10.1 to Current Report on Form 8-K of Stanadyne Corporation, dated January 10, 2006 and filed on January 17, 2006). (1)

10.9.1*	Letter Agreement dated March 31, 2006 amending the Employment Agreement between Stanadyne Corporation and M. David Jones dated January 10, 2006 (filed as Exhibit 10.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 2006, filed May 15, 2006).(1)

10.10	Long Term Agreement between Deere & Company and Stanadyne Corporation effective November 1, 2001, as amended by First Amendment to Deere & Company/Stanadyne Corporation Long Term Agreement effective as of October 26, 2006 and by Second Amendment to Deere & Company/Stanadyne Corporation Long Term Agreement entered into as of May 15, 2007 (Pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, the registrants have requested confidential treatment of portions of this exhibit deleted from the file copy.) (filed as Exhibit 10.11 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2007 filed August 14, 2007). (1)

10.11	Stanadyne Holdings, Inc. Stockholders Agreement dated August 6, 2004(filed as Exhibit 10.12 to the annual report of Stanadyne Holdings, Inc. on Form 10-K for the year ended December 31, 2007, filed on March 31, 2008). (1)

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

14	Business Ethics Policy (filed as Exhibit 14.1 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2003, filed on March 30, 2004). (1)

21	Subsidiaries of Registrants

31.1	Certification of President of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer and Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Stanadyne Holdings, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stanadyne Holdings, Inc.
(Registrant)

Date:	March 29, 2013	By:	/s/ M. David Jones
M. David Jones
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of Stanadyne Holdings, Inc. and in the capacities and on the dates indicated.

Date:	March 29, 2013	By:	/s/ M. David Jones
M. David Jones
President and Director

Date:	March 29, 2013	By:	/s/ Stephen S. Langin
Stephen S. Langin
Chief Financial Officer and Corporate Secretary

Date:	March 29, 2013	By:	/s/ Samuel P. Frieder
Samuel P. Frieder
Director

Date:	March 29, 2013	By:	/s/ Seth H. Hollander
Seth H. Hollander
Director

Date:	March 29, 2013	By:	/s/ Evan Wildstein
Evan Wildstein
Director

Date:	March 29, 2013	By:	/s/ James D. Wiggins
James D. Wiggins
Chairman of the Board and Director

Date:	March 29, 2013	By:	/s/ Gordon Woodward
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

Stanadyne Corporation
(Registrant)

Date:	March 29, 2013	By:	/s/ M. David Jones
M. David Jones
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of Stanadyne Corporation and in the capacities and on the dates indicated.

Date:	March 29, 2013	By:	/s/ M. David Jones
M. David Jones
President, Chief Executive Officer and Director

Date:	March 29, 2013	By:	/s/ Stephen S. Langin
Stephen S. Langin
Vice President, Chief Financial Officer and Corporate Secretary

Date:	March 29, 2013	By:	/s/ Samuel P. Frieder
Samuel P. Frieder
Director

Date:	March 29, 2013	By:	/s/ Seth H. Hollander
Seth H. Hollander
Director

Date:	March 29, 2013	By:	/s/ Evan Wildstein
Evan Wildstein
Director

Date:	March 29, 2013	By:	/s/ James D. Wiggins
James D. Wiggins
Chairman of the Board and Director

Date:	March 29, 2013	By:	/s/ Gordon Woodward
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

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

2.1	Stock Purchase Agreement among KSTA Acquisition, LLC and The Sellers listed on attached A thereto dated June 23, 2004 (filed as Exhibit 10.17 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2004, filed August 13, 2004). (1)

2.2	Asset Purchase Agreement dated as of June 30, 2006 by and among Defiance, Inc., Precision Engine Products Corp. and Stanadyne Corporation (filed as Exhibit 10.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2006, filed August 14, 2006). (1)

2.2.1	Amendment dated July 31, 2006 to the Asset Purchase Agreement dated as of June 30, 2006 by and among Defiance, Inc., Precision Engine Products Corp. and Stanadyne Corporation (filed as Exhibit 10.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2006, filed August 14, 2006). (1)

3.1.1	Amended and Restated Certificate of Incorporation of Stanadyne Corporation (filed as Exhibit 3.1 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

3.1.2	Certificate of Amendment of Certificate of Incorporation (filed as Exhibit 3.1.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2001, filed November 13, 2001). (1)

3.2	Amended and Restated By-laws of Stanadyne Corporation (filed as Exhibit 3.2 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

3.3.1	Amended and Restated Certificate of Incorporation of Stanadyne Holdings, Inc. (filed as Exhibit 3.1.1 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

3.3.2	Certificate of Amendment of Certificate of Incorporation of Stanadyne Holdings, Inc. (filed as Exhibit 3.1.2 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

3.4	Amended and Restated By-laws of Stanadyne Holdings, Inc. (filed as Exhibit 3.2 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005).(1)

4.1	Indenture dated as of August 6, 2004, among KSTA Acquisition, LLC to be merged with and into Stanadyne Corporation, Precision Engine Products Corp., and The Bank of New York, Trustee (filed as Exhibit 4.6.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

4.2	Exchange and Registration Rights Agreement dated as of August 6, 2004 by and among KSTA Acquisition, LLC, Stanadyne Corporation, Precision Engine Products Corp., and Goldman, Sachs & Co. (filed as Exhibit 4.6.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

4.3	Form of Exchange Note (filed as an exhibit to the Indenture relating to the notes—see Exhibit 4.1). (1)

4.4	Indenture dated as of December 20, 2004, between Stanadyne Holdings, Inc. and The Bank of New York, Trustee (filed as Exhibit 4.1 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

4.5	Exchange and Registration Rights Agreement dated as of December 20, 2004 by and between Stanadyne Holdings, Inc. and Goldman, Sachs & Co. (filed as Exhibit 4.2 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

4.6	Form of Exchange Note (filed as Exhibit 4.3 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

4.7.1	Credit Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower, the Lenders that are signatories thereto, and Wells Fargo Foothill, LLC, as the Arranger and Administrative Agent (filed as Exhibit 10.1.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.7.2	General Continuing Guaranty dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.7.3	Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.3 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.7.4	Copyright Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.4 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 31, 2009, filed November 16, 2009). (1)

4.7.5	Patent Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.5 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.7.6	Trademark Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.6 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.7.7	First Amendment to Credit Agreement dated as of March 25, 2011 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower, the Lenders that are signatories thereto, and Wells Fargo Foothill, LLC, as the Arranger and Administrative Agent (filed as Exhibit 4.7.7 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2010, filed March 31, 2011). (1)

4.7.8	Second Amendment to Credit Agreement dated as of September 26, 2011 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 10.1 to Current Report on Form 8-K of Stanadyne Corporation, dated September 26, 2011 and filed on September 28, 2011). (1)

4.7.9	Third Amendment to Credit Agreement dated as of December 16, 2011 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 10.1 to Current Report on Form 8-K of Stanadyne Corporation, dated December 16, 2011 and filed on December 22, 2011). (1)

4.7.10	Fourth Amendment to Credit Agreement dated as of March 28, 2012 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 4.7.10 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2011, filed March 30, 2012). (1)

4.7.11	Fifth Amendment to Credit Agreement dated as of February 13, 2013 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 4.3 to the Current Report on Form 8-K of Stanadyne Corporation, dated February 13, 2013 and filed February 19, 2013).(1)

4.8.1	Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement entered into by Stanadyne Corporation as of December 16, 2011 (filed as Exhibit 10.3 to Current Report on Form 8-K of Stanadyne Corporation dated December 16, 2011 and filed December 22, 2011). (1)

4.8.2	EXIM Guarantied Credit Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower, the Lenders that are signatories thereto, and Wells Fargo Foothill, LLC, as the Arranger and Administrative Agent (filed as Exhibit 10.2.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.8.3	First Amendment To EXIM Guarantied Credit Agreement dated as of August 31, 2010 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 10.1 to Current Report on Form 8-K of Stanadyne Corporation dated August 31, 2010 and filed September 7, 2010). (1)

4.8.4	Second Amendment to EXIM Guarantied Credit Agreement dated as of March 25, 2011 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 4.8.4 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2010, filed March 31, 2011).. (1)

4.8.5	Third Amendment to EXIM Guarantied Credit Agreement dated as of September 26, 2011 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 10.2 to Current Report on Form 8-K of Stanadyne Corporation, dated September 26, 2011 and filed on September 28, 2011). (1)

4.8.6	Fourth Amendment to EXIM Guarantied Credit Agreement dated as of December 16, 2011 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 10.2 to Current Report on Form 8-K of Stanadyne Corporation, dated December 16, 2011 and filed on December 22, 2011). (1)

4.8.7	Fifth Amendment to EXIM Credit Agreement dated as of February 13, 2013 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 4.4 to the Current Report on Form 8-K of Stanadyne Corporation, dated February 13, 2013 and filed February 19, 2013).(1)

4.9.1	Second-Lien Term Loan Agreement dated as of February 13, 2013 by and among Stanadyne Corporation, as the borrower, the Persons party hereto that are designated as Guarantors, Jefferies Finance LLC, as Administrative Agent and Collateral Agent, and the Lenders from time to time (filed as Exhibit 4.1.1 to the Current Report on Form 8-K of Stanadyne Corporation, dated February 13, 2013 and filed February 19, 2013).(1)

4.9.2	Second Lien Security Agreement dated as of February 13, 2013 made by Stanadyne Corporation, Stanadyne Intermediate Holding Corp., and Jefferies Finance LLC, in its capacity as collateral agent for the benefit of the Secured Parties (filed as Exhibit 4.1.2 to the Current Report on Form 8-K of Stanadyne Corporation, dated February 13, 2013 and filed February 19, 2013).(1)

4.9.3	Copyright Security Agreement dated as of February 13, 2013 among the Pledgor and Jefferies Finance LLC, in its capacity as Collateral Agent pursuant to the Second Lien Term Loan Agreement (filed as Exhibit 4.1.3 to the Current Report on Form 8-K of Stanadyne Corporation, dated February 13, 2013 and filed February 19, 2013).(1)

4.9.4	Trademark Security Agreement dated as of February 13, 2013 among the Pledgor and Jefferies Finance LLC, in its capacity as Collateral Agent pursuant to the Second Lien Term Loan Agreement (filed as Exhibit 4.1.4 to the Current Report on Form 8-K of Stanadyne Corporation, dated February 13, 2013 and filed February 19, 2013).(1)

4.9.5	Patent Security Agreement dated as of February 13, 2013 among the Pledgor and Jefferies Finance LLC, in its capacity as Collateral Agent pursuant to the Second Lien Term Loan Agreement (filed as Exhibit 4.1.5 to the Current Report on Form 8-K of Stanadyne Corporation, dated February 13, 2013 and filed February 19, 2013).(1)

4.10	Intercreditor Agreement dated as of February 13, 2013 entered into by and among Wells Fargo Capital Finance, LLC, in its capacity as administrative agent for the First Lien Claimholders, and Jefferies Finance LLC, in its capacity as collateral agent for the Second Lien Claimholders (filed as Exhibit 4.2 to the Current Report on Form 8-K of Stanadyne Corporation, dated February 13, 2013 and filed February 19, 2013).(1)

10.1 *	Stanadyne Holdings, Inc., 2004 Equity Incentive Plan (filed as Exhibit 10.19 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

10.2 *	Stanadyne Corporation Pension Plan effective January 1, 2002 amended and restated (filed as Exhibit 10.5.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 2002, filed May 14, 2002). (1)

10.2.1*	Seventh Amendment to the Stanadyne Corporation Pension Plan, effective March 31, 2007 (filed as Exhibit 10.3.1 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2006 filed on March 31, 2007). (1)

10.3 *	Stanadyne Corporation Savings Plus Plan effective January 1, 2002 amended and restated (filed as Exhibit 10.6.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 2002, filed May 14, 2002). (1)

10.3.1*	Eighth Amendment to the Stanadyne Corporation Savings Plus Plan, effective March 31, 2007 (filed as Exhibit 10.4.1 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2006 filed on March 31, 2007).(1)

10.4 *	Precision Engine Products Corp. Retirement Fund effective as of January 1, 1998 (filed as Exhibit 10.7 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.5 *	Stanadyne Corporation Benefit Equalization Plan effective as of January 1, 1992 (filed as Exhibit 10.8 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.6 *	Stanadyne Corporation Supplemental Retirement Plan effective as of January 1, 1992 (filed as Exhibit 10.9 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.7	Customer Agreement dated as of January 22, 1996 between Stanadyne Automotive Corp. and General Motors Powertrain Group (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.) (filed as Exhibit 10.12 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998).(1)

10.7.1	Amendment dated March 13, 1998 to Customer Agreement dated as of January 22, 1996 between Stanadyne Automotive Corp. and General Motors Powertrain Group (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.) (filed as Exhibit 10.12.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 1998, filed on May 14, 1998). (1)

10.8	Management Agreement dated as of August 6, 2004 between Stanadyne Corporation and Kohlberg & Company, L.L.C. (filed as Exhibit 10.11 to Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-120969, filed on December 3, 2004 and amended on February 4, 2005). (1)

10.9 *	Employment Agreement between Stanadyne Corporation and M. David Jones dated January 10, 2006 (filed as Exhibit 10.1 to Current Report on Form 8-K of Stanadyne Corporation, dated January 10, 2006 and filed on January 17, 2006). (1)

10.9.1*	Letter Agreement dated March 31, 2006 amending the Employment Agreement between Stanadyne Corporation and M. David Jones dated January 10, 2006 (filed as Exhibit 10.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 2006, filed May 15, 2006).(1)

10.10	Long Term Agreement between Deere & Company and Stanadyne Corporation effective November 1, 2001, as amended by First Amendment to Deere & Company/Stanadyne Corporation Long Term Agreement effective as of October 26, 2006 and by Second Amendment to Deere & Company/Stanadyne Corporation Long Term Agreement entered into as of May 15, 2007 (Pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, the registrants have requested confidential treatment of portions of this exhibit deleted from the file copy.) (filed as Exhibit 10.11 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2007 filed August 14, 2007). (1)

10.11	Stanadyne Holdings, Inc. Stockholders Agreement dated August 6, 2004 (filed as Exhibit 10.12 to the annual report of Stanadyne Holdings, Inc. on Form 10-K for the year ended December 31, 2007, filed on March 31, 2008). (1)

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

14	Business Ethics Policy (filed as Exhibit 14.1 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2003, filed on March 30, 2004). (1)

21	Subsidiaries of Registrants

31.1	Certification of President of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer and Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference.