Form 10-Q
period 2013-03-31
STANADYNE CORP; Stanadyne Holdings, Inc.
filed 2013-05-15
CIK 1053439, 1323274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Stanadyne Holdings, Inc.

Large Accelerated File	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Stanadyne Corporation

Large Accelerated File	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Stanadyne Holdings, Inc.	Yes	☐	No	☒
Stanadyne Corporation	Yes	☐	No	☒

The number of shares of the registrant’s common stock (only one class for each registrant) outstanding as of March 31, 2013:

Stanadyne Holdings, Inc.	105,652,581 shares
Stanadyne Corporation	1,000 shares (100% owned by Stanadyne Intermediate Holding Corp., a direct and wholly-owned subsidiary of Stanadyne Holdings, Inc.)

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,333	$2,907
Accounts receivable, net of allowance for uncollectible accounts of $259 and $258 as of March 31, 2013 and December 31, 2012, respectively	37,060	32,688
Inventories, net	40,806	40,203
Prepaid expenses and other assets	4,206	3,366

Total current assets	83,405	79,164
Property, plant and equipment, net	77,429	79,391
Goodwill	136,705	136,705
Intangible and other assets, net	67,340	67,211

Total assets	$364,879	$362,471

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$27,310	$24,134
Accrued liabilities	17,515	23,331
Current maturities of long-term debt	22,426	32,416
Current portion of capital lease obligations	1,013	1,043
Current deferred income tax liability	751	751

Total current liabilities	69,015	81,675
Long-term debt, excluding current maturities	289,807	265,268
Deferred income taxes	20,708	19,530
Capital lease obligations, excluding current portion	2,785	2,963
Other non-current liabilities	55,658	56,252

Total liabilities	437,973	425,688

Commitments and contingencies (Note 11)
Redeemable non-controlling interest	998	939

Equity:
Stanadyne Holdings, Inc. stockholders’ deficit:
Common stock, par value $0.01, 150,000,000 authorized shares, 106,542,581 issued shares and 105,652,581 outstanding shares	1,065	1,065
Additional paid-in capital	52,432	52,693
Accumulated other comprehensive loss	(29,395)	(29,462)
Accumulated deficit	(97,543)	(87,801)
Treasury stock, at cost, 890,000 shares as of March 31, 2013 and December 31, 2012	(651)	(651)

Total stockholders’ deficit	(74,092)	(64,156)

Total liabilities and stockholders’ deficit	$364,879	$362,471

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012
Net sales	$54,442	$68,291
Cost of goods sold	45,066	50,717

Gross profit	9,376	17,574
Selling, general and administrative expenses	8,692	9,752
Amortization of intangible assets	704	704
Management fees	—	188

Operating income	(20)	6,930
Interest income	(3)	(2)
Interest expense	8,576	8,148
Other income	(8)	(58)

Loss from operations before income tax expense (benefit)	(8,585)	(1,158)
Income tax expense (benefit)	1,365	(64)

Net loss	(9,950)	(1,094)
Less: net loss (income) attributable to non-controlling interest	208	(450)

Net loss attributable to the stockholders of Stanadyne Holdings, Inc.	$(9,742)	$(1,544)

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012
Net loss	$(9,950)	$(1,094)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	67	(217)

Comprehensive loss	(9,883)	(1,311)
Less: comprehensive (loss) income attributable to the non-controlling interest	208	(450)

Comprehensive loss attributable to the stockholders of Stanadyne Holdings, Inc.	$(9,675)	$(1,761)

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

(in thousands)

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net loss	$(9,950)	$(1,094)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,361	3,198
Amortization of debt discount and deferred financing fees	670	490
Deferred income taxes	1,118	(194)
Loss on disposal of property, plant and equipment	10	—
Changes in operating assets and liabilities	(8,808)	(14,885)

Net cash used in operating activities	(10,599)	(12,485)

Cash flows from investing activities:
Capital expenditures	(3,635)	(1,492)
(Increase) decrease in restricted cash	(86)	114

Net cash used in investing activities	(3,721)	(1,378)

Cash flows from financing activities:
Proceeds from U.S. revolver	26,655	30,765
Payments on U.S. revolver	(36,540)	(15,320)
Proceeds from foreign overdraft facilities	1,032	395
Payments on foreign overdraft facilities	(1,204)	(1,644)
Proceeds from U.S. term loans	25,000	—
Payments on foreign term loans	(494)	(283)
Payments on capital lease obligations	(219)	(130)
Payments of debt issuance costs	(1,478)	—

Net cash provided by financing activities	12,752	13,783

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(1,568)	(80)
Effect of exchange rate changes on cash	(6)	(431)
Cash and cash equivalents at beginning of period	2,907	1,771

Cash and cash equivalents at end of period	$1,333	$1,260

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:

There were no capital leases entered into in the three months ended March 31, 2013 and 2012.

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

(in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total Deficit
	Shares	Amount				Shares	Amount
December 31, 2011	106,542,581	$1,065	$51,525	$(24,365)	$(74,893)	890,000	$(651)	$(47,319)
Adjustment of the redeemable non-controlling interest to redemption value			411					411
Net loss					(1,544)			(1,544)
Foreign currency translation adjustment				(217)				(217)

March 31, 2012	106,542,581	1,065	51,936	(24,582)	(76,437)	890,000	(651)	(48,669)

December 31, 2012	106,542,581	1,065	52,693	(29,462)	(87,801)	890,000	(651)	(64,156)
Adjustment of the redeemable non-controlling interest to redemption value			(261)					(261)
Net loss					(9,742)			(9,742)
Foreign currency translation adjustment				67				67

March 31, 2013	106,542,581	$1,065	$52,432	$(29,395)	$(97,543)	890,000	$(651)	$(74,092)

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,332	$2,906
Accounts receivable, net of allowance for uncollectible accounts of $259 and $258 as of March 31, 2013 and December 31, 2012, respectively	37,060	32,688
Inventories, net	40,806	40,203
Prepaid expenses and other assets	4,206	3,366
Deferred income taxes	669	669

Total current assets	84,073	79,832
Property, plant and equipment, net	77,429	79,391
Goodwill	136,705	136,705
Intangible and other assets, net	66,853	66,659

Total assets	$365,060	$362,587

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$27,310	$24,134
Accrued liabilities	15,915	18,723
Current maturities of long-term debt	22,426	32,416
Current portion of capital lease obligations	1,013	1,043

Total current liabilities	66,664	76,316
Long-term debt, excluding current maturities	189,807	165,268
Deferred income taxes	7,201	9,779
Capital lease obligations, excluding current portion	2,785	2,963
Due to Stanadyne Holdings, Inc.	2,495	3,234
Other non-current liabilities	55,658	56,252

Total liabilities	324,610	313,812

Commitments and Contingencies (Note 11)
Redeemable non-controlling interest	998	939

Equity:
Stanadyne Corporation stockholder’s equity:
Common stock, par value $0.01, authorized 10,000 shares, issued and outstanding 1,000 shares	—	—
Additional paid-in capital	69,224	74,823
Accumulated other comprehensive loss	(21,245)	(21,312)
Accumulated deficit	(8,527)	(5,675)

Total stockholder’s equity	39,452	47,836

Total liabilities and stockholder’s equity	$365,060	$362,587

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Three months ended March 31, 2013	Three months ended March 31, 2012
Net sales	$54,442	$68,291
Cost of goods sold	45,066	50,717

Gross profit	9,376	17,574
Selling, general and administrative expenses	8,623	9,695
Amortization of intangible assets	704	704
Management fees	—	188

Operating income	49	6,987
Interest income	(3)	(2)
Interest expense	5,511	5,082
Other income	(8)	(58)

(Loss) income from operations before income tax (benefit) expense	(5,451)	1,965
Income tax (benefit) expense	(2,391)	644

Net (loss) income	(3,060)	1,321
Less: net loss (income) attributable to non-controlling interest	208	(450)

Net (loss) income attributable to the stockholder of Stanadyne Corporation	$(2,852)	$871

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three months ended March 31, 2013	Three months ended March 31, 2012
Net (loss) income	$(3,060)	$1,321
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	67	(217)

Comprehensive (loss) income	(2,993)	1,104
Less: comprehensive (loss) income attributable to the non-controlling interest	208	(450)

Comprehensive (loss) income attributable to the stockholders of Stanadyne Corporation	$(2,785)	$654

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three months ended March 31, 2013	Three months ended March 31, 2012
Cash flows from operating activities:
Net (loss) income	$(3,060)	$1,321
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	6,361	3,198
Amortization of debt discount and deferred financing fees	605	425
Deferred income taxes	(2,582)	515
Loss on disposal of property, plant and equipment	10	—
Changes in operating assets and liabilities	(6,595)	(11,943)

Net cash used in operating activities	(5,261)	(6,484)

Cash flows from investing activities:
Capital expenditures	(3,635)	(1,492)
(Increase) decrease in restricted cash	(86)	114

Net cash used in investing activities	(3,721)	(1,378)

Cash flows from financing activities:
Proceeds from U.S. revolver	26,655	30,765
Payments on U.S. revolver	(36,540)	(15,320)
Proceeds from foreign overdraft facilities	1,032	395
Payments on foreign overdraft facilities	(1,204)	(1,644)
Proceeds from U.S. term loans	25,000	—
Payments on foreign term loans	(494)	(283)
Dividends paid	(5,338)	(6,000)
Payments on capital lease obligations	(219)	(130)
Payments of debt issuance costs	(1,478)	—

Net cash provided by financing activities	7,414	7,783

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(1,568)	(79)
Effect of exchange rate changes on cash	(6)	(431)
Cash and cash equivalents at beginning of period	2,906	1,770

Cash and cash equivalents at end of period	$1,332	$1,260

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:

There were no capital leases entered into in the three months ended March 31, 2013 and 2012.

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

(in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
	Shares	Amount
December 31, 2011	1,000	$—	$85,653	$(18,045)	$(5,784)	$61,824
Dividend paid			(6,000)			(6,000)
Adjustment of the redeemable non-controlling interest to redemption value			411			411
Net income					871	871
Foreign currency translation adjustment				(217)		(217)

March 31, 2012	1,000	—	80,064	(18,262)	(4,913)	56,889

December 31, 2012	1,000	$—	$74,823	$(21,312)	$(5,675)	$47,836
Dividend paid			(5,338)			(5,338)
Adjustment of the redeemable non-controlling interest to redemption value			(261)			(261)
Net loss					(2,852)	(2,852)
Foreign currency translation adjustment				67		67

March 31, 2013	1,000	$—	$69,224	$(21,245)	$(8,527)	$39,452

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

Holdings is a holding company with no operations beyond those of its indirectly, wholly-owned subsidiary, Stanadyne. Stanadyne is a leading designer and manufacturer of highly engineered, precision manufactured engine components, including fuel injection equipment primarily for diesel engines and, more recently for high pressure gasoline engines. Stanadyne sells engine components to original equipment manufacturers (“OEMs”) in a variety of applications, including agricultural and construction vehicles and equipment, industrial products, automobiles, light duty trucks and marine equipment. The aftermarket is a core element of Stanadyne’s operations. The Company sells replacement parts and units through various global channels to service its products, including the service organizations of its OEM customers, its own authorized network of distributors and dealers, and major aftermarket distribution companies.

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

Basis of Presentation. The condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement for the periods presented. The Company’s quarterly results are subject to fluctuation and consequently the results of operations and cash flows for any quarter are not necessarily indicative of the results and cash flows for any future period. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. These notes to condensed consolidated financial statements apply to both Holdings and Stanadyne unless otherwise noted.

Income Tax Accounting. For the three months ended March 31, 2013 and 2012, the Company applied an estimated annual effective tax rate to interim period pre-tax income (loss) to calculate the income tax expense (benefit) as the effective tax rate method provides a reliable estimate for computing income taxes in interim period. In addition to the effective annual tax rate, Stanadyne provided an additional discrete tax benefit for the impact of 2012 research and development credit resulting from the American Taxpayer Relief Act of 2012 enacted retroactively and signed into law on January 3, 2013. As of December 31, 2012, the Company had a valuation allowance of $3.9 million placed against deferred tax assets in India, China and Italy. It is reasonably possible that some or all of the existing valuation allowance may decrease within the next 12 months, primarily due to the Company’s ability to generate sufficient income prior to the expiration of those deferred tax assets. Although realization is not assured, management believes that during the next 12 months that some or all of these deferred tax assets will be realizable. The Company expects that any such changes would have a material impact on its annual effective tax rate.

Income tax benefit for Stanadyne in the first quarter of 2013 totaled $2.4 million and 43.9% of pre-tax loss versus an income tax expense of $0.6 million and 32.8% of pre-tax income in the first quarter of 2012. The effective income tax rates differed from the amount computed by applying the U.S. statutory rate of 35% to pre-tax (loss) income in the first quarter of 2013 and 2012. The difference resulted primarily from profitability in the foreign jurisdictions where the related tax impact was offset by corresponding changes in the foreign valuation allowances as well as by the tax benefit of research and development credits.

Income tax expense for Holdings in the first quarter of 2013 totaled $1.4 million and (15.9)% of pre-tax loss versus an income tax benefit of $0.1 million and 5.5% of pre-tax loss in the first quarter of 2012. The effective income tax rates differed from the amount computed by applying the U.S. statutory rate of 35% to the pre-tax loss in the first quarter of 2013 and 2012. The difference in 2013 resulted primarily from changes to the valuation allowances as well as non-deductible interest expense at Holdings. The difference in the effective tax rate as compared to the statutory rate for 2012 resulted primarily from non-deductible interest expense and from profitability in foreign jurisdictions where the related tax impact was offset by corresponding changes in the foreign valuation allowances.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

Risks and Uncertainties. The Company’s financial position, results of operations and cash flows have been and may continue to be adversely affected by the global recession, significant volatility in the worldwide capital, credit and commodities markets, lower corporate profits and increased capital spending, and concerns about inflation. Holdings incurred consolidated net losses and negative cash flows from operations in each of the last three years and the three months ended March 31, 2013. Stanadyne incurred a net loss and negative cash flows from operations in the first quarter of 2013 and in 2011. Holdings and Stanadyne are both highly leveraged with total short-term and long-term debt of $312.2 million and $212.2 million, respectively, outstanding at March 31, 2013. The indenture governing Stanadyne’s Senior Subordinated Notes limits the amount of dividends that can be paid to an amount calculated under a Restricted Payments Basket (as defined by the terms of the indenture) (“RP Basket”). Holdings relies on dividends from SIHC which are received from Stanadyne to make semi-annual interest payments on its senior discount notes. Failure to make these interest payments would result in an event of default under the terms of the senior discount notes. Kohlberg has advised Holdings that it will provide financial assistance to Holdings, to the extent necessary, in meeting the semi-annual interest payments that will come due through February 15, 2014. If necessary, Kohlberg will provide Holdings with additional equity of up to $8.0 million. The Company believes that with cash and cash equivalents on hand, availability under the U.S. Revolver, expected operating cash flow, and limited financial assistance from Kohlberg, if necessary, it has sufficient liquidity over the next 12 months to meet its obligations. However, the factors described above create potential uncertainty, and management will continually monitor the Company’s revenues and operating cash flow against expectations. In the event the Company’s forecasts to generate sufficient operating cash flow are not realized, the Company may need to reduce headcount, reduce other spending, reduce or delay capital investments and product development, incur more indebtedness, restructure existing indebtedness, or raise additional equity capital, or a combination of these items, which may have a further negative impact on its business, results of operations, and cash flows. In addition, the Company’s current debt agreements limit its ability to incur additional indebtedness, so the ability to borrow additional money may be limited by the Company’s debt holders or by conditions in the credit markets.

(2) Inventories

Components of inventories are as follows:

	As of	As of
	March 31, 2013	December 31, 2012
Raw materials	$20,346	$18,048
Work in process	11,522	12,035
Finished goods	8,938	10,120

	$40,806	$40,203

(3) Intangible and Other Assets

Major components of intangible and other assets are listed below:

	Holdings
	As of March 31, 2013		As of December 31, 2012
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks / trade names	$51,100	$—	$51,100	$—
Technology / patents	24,300	16,472	24,300	16,150
Customer contracts	15,252	13,198	15,252	12,816
Debt issuance costs	16,139	11,665	14,660	10,995
Other	1,959	75	1,935	75

	$108,750	$41,410	$107,247	$40,036

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

	Stanadyne
	As of March 31, 2013		As of December 31, 2012
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks / trade names	$51,100	$—	$51,100	$—
Technology / patents	24,300	16,472	24,300	16,150
Customer contracts	15,252	13,198	15,252	12,816
Debt issuance costs	13,784	9,797	12,305	9,192
Other	1,959	75	1,935	75

	$106,395	$39,542	$104,892	$38,233

Amortization expense of intangible assets for the Company, exclusive of the amortization of debt issuance costs, was $704 for the three months ended March 31, 2013 and 2012. Estimated annual amortization expense for the Company’s intangible assets is expected to be $2,816 in 2013, $2,202 in 2014, $1,093 in 2015, $1,072 in 2016 and $1,072 in 2017.

Amortization of debt discount and debt issuance costs is included as interest expense in the accompanying condensed consolidated statements of operations for Holdings of $670 and $490 for the three months ended March 31, 2013 and 2012, respectively. Amortization of debt issuance costs is included as interest expense in the accompanying condensed consolidated statements of operations for Stanadyne of $605 and $425 for the three months ended March 31, 2013 and 2012, respectively.

(4) Long-term Debt and Financing Arrangements

Long-term debt consisted of:

	Holdings		Stanadyne
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
U.S. Revolver	$11,205	$21,090	$11,205	$21,090
U.S. term debt, payable to Jefferies Finance LLC through 2014, bearing interest at a rate of 10.0%	$25,000	$—	$25,000	$—
Senior Subordinated Notes. payable in 2014, bearing interest at a rate of 10.0%	160,000	160,000	160,000	160,000
Holdings Senior Discount Notes, payable in 2015, bearing interest at a rate of 12.0%	100,000	100,000	—	—
SAPL term debt, payable to India banks through 2017, bearing interest at rates ranging from 11.75% to 12.75%	5,525	5,982	5,525	5,982
SAPL Debentures	1,259	1,251	1,259	1,251
SAPL debt, payable to India banks through 2013, bearing interest at rates ranging from 10.4% to 12.75%	3,974	4,660	3,974	4,660
SCC debt, payable to Shanghai-Pudong Development Bank through 2013, bearing interest at a rate of 6.9%	2,787	2,608	2,787	2,608
SpA debt, payable to Italian banks through 2013, bearing interest at rates ranging from 4.0% to 14.3%	2,483	2,093	2,483	2,093
Total long-term debt	312,233	297,684	212,233	197,684
Less current maturities of long-term debt	22,426	32,416	22,426	32,416

Long-term debt, excluding current maturities	$289,807	$265,268	$189,807	$165,268

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

The fair values of the Senior Subordinated Notes and Holdings’ Senior Discount Notes are based on bid prices and are classified within Level 1 of the valuation hierarchy. The fair value of the Senior Subordinated Notes at March 31, 2013 and December 31, 2012 was $158.8 and $148.8 million, respectively. The fair value of Holdings’ Senior Discount Notes at March 31, 2013 and December 31, 2012 was $70.5 and $68.0 million, respectively. The fair values of the Company’s other borrowings approximated their recorded values at March 31, 2013 and December 31, 2012 based on similar borrowing agreements offered by other major institutional banks and are classified within Level 2 of the valuation hierarchy.

On February 13, 2013, Stanadyne and Jefferies Finance LLC (“Jefferies”) entered into a Second-Lien Term Loan Agreement (the “Term Loan Agreement”) providing for a term loan in an aggregate original principal amount of $25.0 million (with potential incremental term loans up to an additional $15.0 million in aggregate). The term loan is guaranteed by Stanadyne’s immediate parent, SIHC and is secured by a second-lien position in certain tangible and intangible assets of Stanadyne, including property, plant and equipment, fixed assets, copyrights, trademarks and patents. Covenants include restrictions on pre-payments, restrictions on dividends, and limitations on sales of assets and sale and leaseback transactions. The term loan bears interest at 10.0% per annum and matures on June 30, 2014. Interest only is payable quarterly. Prepayment may be required upon sales of assets or a change of control. Stanadyne has taken these actions in order to enhance its available liquidity during the production launch of new high pressure gasoline and diesel fuel pump products.

On August 13, 2009, Stanadyne (as borrower) and SIHC (as guarantor) entered into a revolving credit agreement (the “U.S. Revolver”) with Wells Fargo Capital Finance, LLC (“Wells Fargo”). The U.S. Revolver, as amended through 2012, provided for maximum borrowings of $55.8 million based on availability, as defined, and is secured by all Stanadyne and SIHC assets, as well as a pledge of 65% of Stanadyne’s stock in SpA, SAPL, and SCC. The U.S. Revolver is comprised of a domestic inventory and accounts receivable facility, a domestic fixed asset facility, a foreign accounts receivable sub-facility guaranteed by the Export-Import Bank of the United States and a guaranteed facility, as defined by the credit agreement. The terms of the agreement also allow the Company to permanently reduce the amount of available credit under the Guaranteed Facility, in increments of $1.0 million, with a 10 day notice, in the event equity infusions are made to Holdings at the direction of Kohlberg. Interest on borrowings under the U.S. Revolver is at a Base Rate (as defined by the agreement) or LIBOR, plus an applicable margin ranging between 1.25% and 1.75% through 2012, depending on the level of excess availability. All borrowings under the U.S. Revolver are due and payable on April 30, 2014. The U.S. Revolver is subject to a fixed charge coverage ratio covenant of 1.1 if availability is less than $4.0 million, and certain other affirmative and negative covenants common to an asset-backed loan agreement. The U.S. Revolver also limits the amount of dividends and other payments that can be made by Stanadyne to SIHC. Further, the Company is required to provide annual audited financial statements to the bank within 105 days of year end.

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

As of March 31, 2013, the U.S. Revolver had Availability, as defined, of $35.2 million, after reflecting $11.2 million of borrowings and $3.5 million used for standby letters of credit, as well as other limitations related to inventory and accounts receivable.

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

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(5) Pension Plans and Other Postretirement Health Care and Life Insurance Plans

The Company has a noncontributory defined benefit pension plan for eligible domestic employees and also has two nonqualified plans, which are designed to supplement the benefits payable to designated employees. The components of the net periodic pension expense for the periods shown are as follows:

	Three months ended March 31,
	2013	2012
Interest cost	$1,260	$1,403
Expected return on plan assets	(1,788)	(1,602)
Recognized net actuarial loss	925	732

Net periodic pension cost	$397	$533

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

The Company contributed $0.8 million to the pension plan during the three months ended March 31, 2013. The Company expects the minimum required contributions to the pension plan to total approximately $4.1 million in 2013. The Company contributed $1.2 million to the pension plan during the three months ended March 31, 2012 and $5.0 million for the full year of 2012.

Postretirement Health Care and Life Insurance

The Company’s U.S. subsidiaries make available certain health care and life insurance benefits for eligible retired employees. The components of the net periodic benefit for the periods shown were as follows:

	Three months ended March 31,
	2013	2012
Service cost	$7	$9
Interest cost	20	27
Recognized net actuarial gain	(156)	(171)

Net periodic postretirement income	$(129)	$(135)

(6) Property, Plant and Equipment

During the first quarter of 2013, the Company consolidated its operations on the Windsor, Connecticut campus from three buildings to two buildings in an effort to reduce costs and better utilize the available space. The book value of the vacated building was depreciated down to its net realizable value, resulting in an additional $2.9 million of accelerated depreciation recognized in the quarter.

(7) Equity Compensation Plan

In 2004, Holdings established the 2004 Equity Incentive Plan (the “Option Plan”) to provide for the award of non-qualified stock options to attract and retain people who are in a position to make a significant contribution to the success of the Company and its subsidiaries. Awards granted under the Option Plan vest over a period of one to four years contingent upon achievement of certain financial performance targets as defined by the Option Plan and expire 10 years after the date of grant.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

The following table summarizes information about the Option Plan for the three months ended March 31, 2013:

Three months ended March 31, 2013
	Outstanding		Exercisable
	Stock Options	Weighted Average Exercise Price *	Stock Options	Weighted Average Exercise Price *
December 31, 2012	14,778,750	$0.49	3,008,750	$0.47
Exercised	—	—	—	—
Cancelled	—	—	—	—
Granted	—	—	—	—

March 31, 2013	14,778,750	$0.49	3,008,750	$0.47

*	Represents per share price.

During the three months ended March 31, 2013 and 2012 , there were no stock options exercised, cancelled or granted.

For the three months ended March 31, 2013 and 2012, no compensation expense was recognized as management determined that it is not probable that the financial performance targets associated with the stock option awards will be achieved.

(8) Redeemable Non-controlling Interest and Financial Instruments

The expansion of manufacturing operations in SAPL in 2010 was funded through a combination of new debt and equity issuances. The process included entering into a put arrangement with the existing non-controlling interest partners as part of an amendment to the SAPL Joint Venture Agreement with respect to the common securities that represent the 35.1% non-controlling interest. The non-controlling partners have an option to put their ownership interests to Stanadyne during a 90-day period beginning March 1, 2015. Due to the put option, the non-controlling interest is redeemable and does not qualify as permanent equity. As a result, redeemable non-controlling interest is recorded in the mezzanine section of the condensed consolidated balance sheets and is reported at estimated redemption value. At March 31, 2013 and December 31, 2012, the redemption value was $1.0 million and $0.9 million, respectively. Changes in the redemption value are charged to retained earnings if available or to additional paid-in capital.

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

	Fair Value Measurements at March 31, 2013
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

The conversion option embedded in the SAPL debenture is considered a derivative and is recorded at its fair value. The value of the option is calculated using a Monte Carlo simulation approach, which takes into account certain assumptions which include the value of SAPL equity, the discount yield of 15.75%, volatility of 35% and risk free rate of 6.71%, among others. Increases or decreases in any of the input assumptions would not result in a material change to the fair value measurement of the SAPL debenture embedded conversion option.

An unrealized gain, which is included in other income in the condensed consolidated statement of operations, amounting to $8 and $58 was the only activity for Level 3 liabilities for the three months ended March 31, 2013 and 2012, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

The Company estimates and records the warranty liability associated with its manufactured products at the time they are sold. The changes in the Company’s warranty liability are provided below:

	Three months ended March 31,
	2013	2012
Warranty liability, beginning of period	$893	$774
Warranty expense based on products sold	280	179
Warranty claims paid	(189)	(198)

Warranty liability, end of period	$984	$755

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

Our business in the first quarter of 2013 continued to reflect the low levels of demand for our products sold in Europe, India and China that we began to experience in the second half of 2012. A number of factors have contributed to this lower level of demand. First, our major original equipment manufacturer (“OEM”) customers have indicated that the slow economies in those regions continue to limit demand for agricultural, industrial and construction equipment as well as on-highway vehicles that use our fuel injection and filtration products. Furthermore, decreases in U.S. government spending have reduced demand for our military style pumps sold to General Engine Products (“GEP”) for use on the HUMMWV. Finally, our independent aftermarket distribution network is reporting more than ample inventory levels now that the backlogged orders from 2012 have been filled. Sales for the three months ended March 31, 2013 totaled $54.4 million, reflecting a decrease of $13.8 million or 20.3% when compared to sales for the three months ended March 31, 2012. Sales to all of our OEMs and service customers were lower in the first quarter of 2013 when compared to the same period in 2012, with few exceptions. While demand in our base business was sluggish in this first quarter, we also received approval from General Motors (“GM”) to begin production of our new high pressure gasoline pump. Sales of this product totaled $1.3 million during the initial production ramp up period in the first quarter of 2013 and are expected to increase significantly through the rest of the year.

Stanadyne’s operating income in the first quarter 2013 totaled less than $0.1 million and 0.1% of sales , representing a decrease of $6.9 million from operating income of $7.0 million and 10.2% of sales in the first quarter 2012. This $6.9 million decrease in operating income was driven primarily by lower gross profits on the lower sales volumes in the first quarter of 2013, as well as $2.9 million of accelerated depreciation on a portion of our Windsor, Connecticut site that was vacated at the end of the quarter as a part of an overall campus consolidation initiative. Adjustments to the workforce in all of our locations were made in order to maintain a high level of manufacturing efficiency during the first quarter, despite the lower levels of production. Factory overhead was $0.8 million lower in the first quarter of 2013 when compared to the first quarter of 2012 due primarily to cost reduction actions implemented late last year in response to the lower levels of business. Our SG&A costs were $1.1 million lower in the first quarter 2013 when compared to the first quarter 2012, when we engaged consulting services to help us establish more effective management processes for the “new” global manufacturing organization established in 2011.

Liquidity remained sufficient in the first quarter 2013, with cash on hand as of March 31, 2013 totaling $1.3 million and availability under the U.S.-based revolving credit facility of $35.2 million, after reflecting $11.2 million of borrowings and $3.5 million used for standby letters of credit, as well as other limitations related to available inventory and accounts receivable. Stanadyne’s operating cash flows in the first quarter 2013 improved by $1.2 million compared to the first quarter 2012, due primarily to lower working capital requirements. To ensure sufficient liquidity during the new product launches in 2013, in February the Company amended the terms of the U.S. Revolver to increase the overall facility by $5.0 million and entered into a $25 million term loan agreement with Jefferies Finance, LLC. Although the Company’s cash flows from operations in 2013 may continue to be pressured by lower customer demand for our products, cash requirements for capital expenditures for our new high pressure gasoline and diesel pump product launches, and interest payments on our outstanding debt, this added liquidity should be sufficient for the next twelve months. Refer to “Liquidity and Capital Resources” for further information regarding our liquidity.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Basis of Presentation

The following table displays unaudited information for the three months ended March 31, 2013 and 2012 for Holdings and Stanadyne. Amounts are presented in thousands of dollars and as a percentage of net sales. Historical results and percentage relationships are not necessarily indicative of the results that may be expected for any future period.

	Holdings
	Three months ended March 31, 2013		Three months ended March 31, 2012
	$	%	$	%
Net sales	54,442	100.0	68,291	100.0
Cost of goods sold	45,066	82.8	50,717	74.3
Gross profit	9,376	17.2	17,574	25.7
SG&A	8,692	16.0	9,752	14.3
Amortization of intangibles	704	1.3	704	1.0
Management fees	—	—	188	0.3
Operating income	(20)	—	6,930	10.1
Net loss attributable to Holdings	(9,742)	(17.9)	(1,544)	(2.3)

	Stanadyne
	Three months ended March 31, 2013		Three months ended March 31, 2012
	$	%	$	%
Net sales	54,442	100.0	68,291	100.0
Cost of goods sold	45,066	82.8	50,717	74.3
Gross profit	9,376	17.2	17,574	25.7
SG&A	8,623	15.8	9,695	14.2
Amortization of intangibles	704	1.3	704	1.0
Management fees	—	—	188	0.3
Operating income	49	0.1	6,987	10.2
Net (loss) income attributable to Stanadyne	(2,852)	(5.2)	871	1.3

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Comparison of Results of Operations

The Three Months Ended March 31, 2013 for Holdings and Stanadyne Compared to

The Three Months Ended March 31, 2012 for Holdings and Stanadyne

Net Sales. Sales in the first quarter 2013 totaled $54.4 million and were $13.8 million or 20.3% less than sales of $68.3 million in the first quarter 2012. Demand from our customers in China, Europe and India was much lower in the first quarter of 2013 due to sluggish economies in those regions. Additionally, sales were lower in the first quarter 2013 when compared to the comparable period a year earlier that included $3.9 million of sales for past due orders that accumulated in 2011 during the manufacturing reorganization.

Sales by Category

(dollars in millions)

	OEM Sales	%	Service Sales	%	Total Sales	%
Three months ended March 31, 2012	$35.5	52.0	$32.8	48.0	$68.3	100.0
Three months ended March 31, 2013	25.7	47.3	28.7	52.7	54.4	100.0

Change	$(9.8)	(27.5)	$(4.1)	(12.5)	$(13.8)	(20.3)

Sales to OEM customers decreased to $25.7 million and represented 47.3% of our first quarter 2013 revenues as compared to $35.5 million and 52.0% of our first quarter 2012 revenues. Sales to most OEM customers decreased in the first quarter 2013. One notable exception was the start of production and sales of our new high pressure gasoline pump to GM. First quarter sales to GM during the initial months of the ramp up totaled $1.3 million. Sales to Deere were $9.0 million lower, reflecting a combination of reduced demand for our products used in their agriculture, construction, forestry equipment, and utility tractors, as well as a $3.1 million of OEM sales included in first quarter 2012 for past due orders that accumulated in 2011 during the manufacturing reorganization. Sales to GEP were $1.0 million less in the first quarter of 2013 as compared to the first quarter of 2012 due to lower demand for our fuel pumps used to power the military HUMMWV.

Sales to service customers in the first quarter 2013 totaled $28.7 million and 52.7% of total revenue as compared to $32.8 million and 48.0% of our first quarter 2012 revenue. This $4.1 million decrease in first quarter service sales was due primarily to lower demand from Deere and our independent distribution network. Additionally, sales were lower in the first quarter of 2013 when compared to the comparable period a year earlier that included $1.1 million of sales for past due orders that accumulated in 2011 during the manufacturing reorganization. All of the remaining past due orders were filled during the first quarter of 2013, and our major distributors reported more than adequate inventory levels relative to market demand.

Cost of Goods Sold and Gross Profit. Gross profit totaled $9.4 million and 17.2% of net sales in the first quarter 2013 compared to $17.6 million and 25.7% of net sales in the first quarter 2012. This $8.2 million reduction in gross profit was due to the following increases and decreases in first quarter 2013 cost of goods sold when compared to the first quarter 2012 cost of goods sold:

Decreases in gross profit -
Lower sales volume and market/product mix	-	$5.9
Higher factory overhead expenses in China	-	$0.3
Accelerated depreciation	-	$2.9
Increases in gross profit -
Overhead cost reductions in U.S. operations	+	$0.9

Approximately $5.9 million of the decrease in first quarter 2013 gross profit was due to lower year-over-year sales volumes in both the OEM and service markets. Operational efficiencies improved in the first quarter 2013 when compared to the same period in 2012.

Factory overhead costs in the U.S. operations were $0.9 million lower overall in the first quarter 2013 when compared to the same period last year, reflecting cost reduction actions taken in response to the lower production requirements. Factory overhead costs in our China operations were $0.3 million higher in the first quarter of 2013 when compared to the same period in 2012, reflecting the added cost needed to support the fuel injector manufacturing operations transferred from our U.S. factories during 2012.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Depreciation expense in the first quarter 2013 was $2.9 million greater than the same period in 2012. In the first quarter of 2013, the Company committed to a plan to consolidate the remaining operations on its Windsor, Connecticut campus by the end of the quarter. This plan allowed the Company to vacate one of its buildings, resulting in a decrease in operating costs and a more efficient utilization of available space. The book value of the vacated building and the related building improvements was depreciated down to its salvage value, resulting in $2.9 million of additional depreciation expense in the first quarter of 2013.

Selling, General and Administrative Expenses (“SG&A”). Stanadyne’s SG&A costs decreased by $1.1 million to $8.6 million and 15.8% of sales in the first quarter 2013 from $9.7 million and 14.2% of sales in the first quarter 2012. In the fourth quarter 2012, we discontinued utilizing outside consulting services to assist us with establishing operational and management processes for the reorganized operations in the U.S., which decreased SG&A costs by $1.5 million in the first quarter of 2013 when compared to the same period in 2012. This decrease was partially offset by a $0.4 million increase in realized and unrealized losses on foreign currency denominated positions in our international operations. Research and development costs were relatively unchanged in the first quarter of 2013.

Amortization of Intangible Assets. Amortization of intangible assets totaled $0.7 million in the first quarter 2013 and 2012.

Management fees. There were no fees charged to the Company by Kohlberg & Company L.L.C. for management services in the first quarter 2013, due to the low levels of business. Management fees were $0.2 million in the first quarter 2012.

Operating Income. Stanadyne’s operating income for the first quarter 2013 totaled less than $0.1 million and 0.1% of sales as compared to operating income of $7.0 million and 10.2% of net sales in the first quarter 2012. This $6.9 million decrease in operating income resulted from $8.2 million lower gross profit driven primarily by lower sales volumes and accelerated depreciation on our Windsor, Connecticut operations, partially offset by a $1.1 million decrease in our first quarter SG&A costs as well as a $0.2 million reduction in our first quarter management fees.

Income tax expense (benefit). Income tax benefit for Stanadyne in the first quarter 2013 totaled $2.4 million and 43.9% of pre-tax loss versus an income tax expense of $0.6 million and 32.8% of pre-tax income in the first quarter 2012. The effective income tax rates differ from the amount computed by applying the U.S. statutory rate of 35% to pre-tax income (loss) in the first quarter 2013 and 2012. The difference results primarily from profitability in foreign jurisdictions where the related tax impact is offset by corresponding changes in the valuation allowances. Additionally, the tax benefit for the first quarter of 2013 includes the tax benefit impact of a 2012 research and development credit resulting from the American Taxpayer Relief Act of 2012 enacted retroactively and signed into law on January 3, 2013.

Income tax expense for Holdings in the first quarter 2013 totaled $1.4 million and 15.9% of pre-tax loss versus an income tax benefit of $0.1 million and 5.5% of pre-tax loss in the first quarter 2012. The effective income tax rates differ from the amount computed by applying the U.S. statutory rate of 35% to the pre-tax loss in the first quarter 2013 and 2012. The difference results primarily from profitability in foreign jurisdictions where the related tax impact is offset by corresponding changes in the valuation allowances. Further, a percentage of Holdings interest expense is not deductible for income tax purposes.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents on hand, which totaled $1.3 million on March 31, 2013, and cash flows from operations, supplemented, as needed, by our short term financing arrangements described below.

Our revolving credit agreement with Wells Fargo Capital Finance, LLC (“U.S. Revolver”) provides for borrowings of up to $60.8 million, based on Availability, as defined, and is secured by all Stanadyne and SIHC U.S.-based assets, as well as a pledge of 65% of Stanadyne’s stock in SpA, SAPL, and SCC. There was $11.2 million borrowed under the U.S. Revolver as of March 31, 2013. As of March 31, 2013, the U.S. Revolver had Availability of $35.2 million, after reflecting $11.2 million of borrowings and $3.5 million used for standby letters of credit, as well as other limitations related to available inventory and accounts receivable.

Indebtedness for Stanadyne as of March 31, 2013 totaled $212.2 million and was comprised of $160.0 million of Notes, $25.0 million of U.S. term debt, $11.2 million of borrowings under the U.S. Revolver, $9.2 million in foreign overdraft and revolving credit facilities, $1.3 million of SAPL debentures and $5.5 million in foreign term loans. The U.S. Revolver is subject to a fixed charge coverage ratio covenant test if availability is less than $4.0 million, and certain other affirmative and negative covenants common to an asset-backed loan agreement. The U.S. Revolver also limits the amount of dividends and other payments that can be made by Stanadyne.

On February 13, 2013, the U.S. Revolver was amended to increase the maximum availability by $5 million, increase interest rates and modify certain clauses within the inventory sub facility to add an inventory block and within the accounts receivable facility to increase the eligible collateral and to update customer concentration limits.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Also on February 13, 2013, Stanadyne and Jefferies Finance LLC (“Jefferies”) entered into a Second-Lien Term Loan Agreement (the “Term Loan Agreement”) providing for a term loan in an aggregate original principal amount of $25 million (with potential incremental term loans up to an additional $15 million in aggregate). The term loan is guaranteed by Stanadyne’s immediate parent, SIHC and is secured by a second-lien position in certain tangible and intangible assets of Stanadyne, including property, plant and equipment, fixed assets, copyrights, trademarks and patents. Covenants include restrictions on pre-payments, restrictions on dividends, and limitations on sales of assets and sale and leaseback transactions. The term loan bears interest at 10.0% per annum and matures on June 30, 2014. Interest only is payable quarterly. Prepayment may be required upon sales of assets or a change of control. Stanadyne has taken these actions in order to enhance its available liquidity during the production launch of new high pressure gasoline and diesel fuel pump products.

Indebtedness for Holdings as of March 31, 2013 totaled $312.2 million comprised of the same debt balances for Stanadyne, plus an additional $100.0 million of Discount Notes. The Discount Notes accreted to their full face value in August 2009 and carry a 12% coupon that is payable semi-annually in February and August. The payments are made by Holdings via dividends paid by SIHC which are received from Stanadyne. These dividends must be in compliance with the terms of the U.S. Revolver and the indenture governing the Notes.

Our financial position, results of operations and cash flows have been and may continue to be adversely affected by the global recession, significant volatility in the worldwide capital, credit and commodities markets, concerns about inflation, lower corporate profits and increased capital spending. Holdings incurred consolidated net losses and negative cash flows from operations in each of the last three years and the three months ended March 31, 2013. Stanadyne incurred a net loss and negative cash flows from operations in 2011 and in the first quarter of 2013. Holdings and Stanadyne are both highly leveraged with total short-term and long-term debt of $312.2 million and $212.2 million, respectively, outstanding at March 31, 2013. The indenture governing Stanadyne’s Senior Subordinated Notes limits the amount of dividends that can be paid to an amount calculated under a Restricted Payments Basket (as defined by the terms of the indenture) (“RP Basket”). Holdings relies on dividends from SIHC which are received from Stanadyne to make semi-annual interest payments on its senior discount notes. Failure to make these interest payments would result in an event of default under the terms of the senior discount notes. Kohlberg has advised Holdings that it will provide financial assistance to Holdings, to the extent necessary, in meeting the semi-annual interest payments that will come due through February 15, 2014. If necessary, Kohlberg will provide Holdings with an equity infusion of up to $8.0 million. The Company believes that the combination of cash and cash equivalents on hand, availability under the U.S. Revolver, expected cash flows from operations, and ongoing liquidity initiatives will provide sufficient liquidity over the next 12 months to meet its obligations. However, the factors described above create potential uncertainty, and management will continually monitor the Company’s revenues and operating cash flows against expectations. In the event the Company’s forecasts to generate sufficient operating cash flows are not realized, the Company may need to reduce headcount, reduce other spending, reduce or delay capital investments and product development, incur more indebtedness, restructure existing indebtedness, raise additional equity capital, or a combination of these items, which may have a further negative impact on its business, results of operations, and cash flows. In addition, the Company’s current debt agreements limit its ability to incur additional indebtedness, so the ability to borrow additional money may be limited by the Company’s debt holders or by conditions in the credit markets.

Cash Flows from Operating Activities. Stanadyne’s cash flows from operating activities consumed $5.3 million cash during the three months ended March 31, 2013 as compared to $6.5 million cash consumed during the same period of 2012. Lower cash requirements for working capital accounts were partially offset by lower operating income, resulting in $1.2 million less cash consumed by operating activities in the three months ended March 31, 2013 versus the comparable period in 2012.

Changes in asset and liability accounts, primarily working capital accounts, consumed $5.3 million less cash in the three months ended March 31, 2013 versus the same period in the prior year. The significant changes to our working capital accounts were as follows:

•

Cash flows from changes in accounts receivable required $2.8 million less cash in the three months ended March 31, 2013 when compared to the three months ended March 31, 2012, due primarily to lower sales in the three months ended March 31, 2013 versus the same period in 2012. These lower levels of accounts receivable were partially offset by slower payments from our customers in Europe and India. The average days sales outstanding increased from 52.3 days at the end of the first quarter 2012 to 61.0 days at the end of the first quarter 2013. Stanadyne continues to carefully manage customer credit and collections activities.

•

Cash flows from changes in inventory levels required $1.0 million more cash in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. Inventory increased in the three months ended March 31, 2013 by $0.5 million, as compared to a $0.5 million decrease in the three months ended March 31, 2012. Inventory levels in the first quarter of 2013 increased primarily in support of the growing production requirements in the U.S. operations for our new high pressure gasoline pumps for GM. Business activity in our international operations in China, India and Italy was lower in the three months ended March 31, 2013 resulting in $0.9 million of positive cash flows from lower levels of inventory. Inventory turnover for Stanadyne for the three months ended March 31, 2013 totaled 5.5x, compared to the 5.4x turns realized for the three months ended March 31, 2012.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

•

Cash flows from changes in other current asset accounts consumed $0.7 million more cash in the three months ended March 31, 2013 than in the same period of 2012, due primarily to amounts incurred for production tooling that will be reimbursed by our customers later in the year, as well as changes in timing of deposits and annual prepaid expenses.

•

Cash flows from changes in accounts payable balances provided $3.9 million more cash in the three months ended March 31, 2013 than the same period in 2012. Accounts payable balances increased by $3.3 million in the three months ended March 31, 2013 versus the $0.7 million decrease in accounts payable balances in the same period in 2012 due to a higher value for purchased materials related to the production ramp up in our gasoline pump program, as well as amounts owed for new capital equipment that will be paid in the second quarter 2013.

•

Cash flows from changes in all other asset and liability accounts provided $0.3 million more cash in the three months ended March 31, 2013 than in the comparable period of 2012. This difference was due primarily to amounts accrued in 2013 for our employee bonus plans, partially offset by a $0.7 million reimbursement of cash to Holdings, representing the amounts paid in prior years for stock options exercised by former employees.

Cash flows from operating activities for Holdings in the three months ended March 31, 2013 were $5.3 million less than the amount reported for Stanadyne due to $6.0 million of interest payments made for the Discount Notes reduced by the $0.7 million of cash reimbursed from Stanadyne.

Cash Flows from Investing Activities. Cash flows from investing activities for the three months ended March 31, 2013 totaled $3.7 million and were $2.3 million more than the three months ended March 31, 2012. Capital expenditures were $3.6 million during the three months ended March 31, 2013 compared to $1.5 million during the three months ended March 31, 2012. These higher capital expenditures were primarily for equipment needed to produce the new high pressure gasoline pump for GM. Capital expenditures are expected to increase during 2013 as we install the remaining equipment in our U.S. plants to support the gasoline pump program and acquire equipment for our China operation to produce diesel common rail fuel pumps.

Cash Flows from Financing Activities. Stanadyne’s cash flows from financing activities in the three months ended March 31, 2013 provided $7.4 million in cash compared to $7.8 million in cash provided in the three months ended March 31, 2012.

Cash flows from financing activities in our U.S. operations in the three months ended March 31, 2013 included $25.0 million of proceeds from a new term loan with Jefferies partially offset by $1.5 million of debt origination costs, as well as $9.9 million of net cash payments against the U.S. Revolver, $5.3 million of dividends paid by Stanadyne, and other cash flows from financing activities in our international operations described below.

Cash flows from financing activities in SAPL during the three months ended March 31, 2013 consumed $1.2 million of cash for payments against outstanding revolving loan and term loan commitments of $0.7 million and $0.5 million, respectively. Cash flows from financing activities in SpA included $0.4 million net cash proceeds provided by overdraft borrowings used to finance working capital requirements and $0.1 million in payments of capital lease obligations. Cash flows from financing activities in SCC included $0.2 million of cash provided by short term banker acceptance borrowing arrangements.

Cash flows from financing activities for Holdings in the three months ended March 31, 2013 included the amounts reported for Stanadyne less the dividends paid by Stanadyne.

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

The value of the invested Pension Plan assets grew to $95.5 million at March 31, 2013, representing a $4.9 million increase from the $90.6 million value at December 31, 2012. The Company contributed $0.8 million to the Pension Plan during the three months ended March 31, 2013 and expects the minimum required contributions to the Pension Plan to total approximately $4.1 million in 2013. The Company contributed $1.2 million to the Pension Plan in the three months ended March 31, 2012 and $5.0 million for the full year of 2012.

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

Inventories. Inventories are stated at the lower of cost or market. The principal components of costs included in inventories are materials, labor, subcontract costs and overhead. The Company uses the last-in/first-out (“LIFO”) method of valuing its inventory, except for the inventories of SpA, SAPL and SCC, which are valued using the first-in/first-out (“FIFO”) method. Application of purchase accounting to the Company’s inventories in conjunction with the 2004 change in control resulted in a base year LIFO inventory value that was greater than the current FIFO inventory value. The LIFO inventory reserve value represents the amount necessary to state the Company’s U.S.-based inventories valued on a FIFO to LIFO basis.

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

There have been no material changes in market risks from those disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

ITEM 4:	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

Holdings

As of March 31, 2013, an evaluation of the effectiveness of the design and operation of Holdings’ disclosure controls and procedures was conducted by management under the supervision and with the participation of the President and Chief Financial Officer of Holdings. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and including that such information is accumulated and communicated to management, including the President and Chief Financial Officer of Holdings, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the President and Chief Financial Officer of Holdings have concluded that, as of March 31, 2013, Holdings’ disclosure controls and procedures were effective.

Stanadyne

As of March 31, 2013, an evaluation of the effectiveness of the design and operation of Stanadyne’s disclosure controls and procedures was conducted by management under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Stanadyne. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and including that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Stanadyne, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of Stanadyne have concluded that, as of March 31, 2013, Stanadyne’s disclosure controls and procedures were effective.

(b) Changes in internal control

Holdings and Stanadyne

There were no changes in internal control over financial reporting that occurred during the three months ended March 31, 2013 that materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

Stanadyne Holdings, Inc.
(Registrant)

Date: May 15, 2013	By:	/s/ Stephen S. Langin
Stephen S. Langin
Chief Financial Officer

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stanadyne Corporation
(Registrant)

Date: May 15, 2013	By:	/s/ Stephen S. Langin
Stephen S. Langin
Vice President and Chief Financial Officer

EXHIBIT INDEX:

31.1	Certification of President of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer and Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T.